Form 10-Q
period 2017-09-30
Merchants Bancorp
filed 2017-12-07
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 001-38258

MERCHANTS BANCORP
(Exact name of registrant as specified in its charter)

Indiana	20‑5747400
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

11555 North Meridian Street, Suite 400 Carmel, Indiana	46032
(Address of principal	(Zip Code)
executive office)

(317) 569‑7420

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.).
Yes ☐    No ☒

As of December 5, 2017, the latest practicable date, 28,685,167 shares of the registrant’s common stock, without par value, were issued and outstanding.

Merchants Bancorp

Part I – Financial Information

Item 1. Financial Statements

Merchants Bancorp

Condensed Consolidated Balance Sheets

September 30, 2017 (Unaudited) and December 31, 2016

(In thousands, except share data)

	September 30,	December 31,
	2017	2016
Assets
Cash and due from banks	$14,934	$10,036
Interest-earning demand accounts	551,876	435,665
Cash and cash equivalents	566,810	445,701
Securities purchased under agreements to resell	7,080	5,392
Trading securities	121,360	137,675
Available for sale securities	430,581	325,874
Federal Home Loan Bank (FHLB) stock	7,539	7,539
Loans held for sale	798,058	764,503
Loans receivable, net of allowance for loan losses of $7,457 and $6,250, respectively	1,201,695	935,546
Premises and equipment, net	5,138	4,851
Mortgage servicing rights	62,022	53,670
Interest receivable	7,196	5,368
Goodwill	6,037	523
Other assets and receivables	23,969	31,870
Total assets	$3,237,485	$2,718,512
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$721,208	$566,631
Interest bearing	2,180,256	1,861,990
Total deposits	2,901,464	2,428,621
Borrowings	56,624	57,006
Interest payable	2,364	1,791
Deferred and current tax liabilities, net	21,022	17,363
Other liabilities	12,726	7,443
Total liabilities	2,994,200	2,512,224
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 50,000,000 shares
Issued and outstanding - 21,497,667 shares at September 30, 2017 and 21,111,200 shares at December 31, 2016	28,230	20,061
Preferred stock - $1,000 per share, without par value
Authorized - 5,000,000 shares
Issued and outstanding - 41,625 shares	41,581	41,581
Retained earnings	173,945	145,274
Accumulated other comprehensive loss	(471)	(628)
Total shareholders' equity	243,285	206,288
Total liabilities and shareholders' equity	$3,237,485	$2,718,512

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Income (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest Income
Loans	$22,016	$16,804	$56,821	$44,870
Investment securities:
Trading	1,300	1,516	4,124	3,015
Available for sale	1,259	825	3,175	2,393
Federal Home Loan Bank stock	80	80	240	240
Other	1,351	602	3,117	1,730
Total interest income	26,006	19,827	67,477	52,248
Interest Expense
Deposits	5,659	3,016	14,170	7,976
Borrowed funds	1,957	1,841	5,662	5,483
Total interest expense	7,616	4,857	19,832	13,459
Net interest income	18,390	14,970	47,645	38,789
Provision for loan losses	592	240	1,072	720
Net Interest Income After Provision for Loan Losses	17,798	14,730	46,573	38,069
Noninterest Income
Gain on sale of loans	7,204	10,499	27,813	17,109
Loan servicing fees (costs), net	(83)	116	2,301	2,207
Mortgage warehouse fees	749	890	2,007	2,068
Gains on sale of investments available for sale (includes $0, $24, $0 and $24, respectively, related to accumulated other comprehensive earnings reclassifications)	—	24	—	24
Other income	186	100	652	172
Total noninterest income	8,056	11,629	32,773	21,580
Noninterest Expense
Salaries and employee benefits	5,350	3,798	14,417	10,069
Loan expenses	1,119	1,171	3,072	3,077
Occupancy and equipment	326	331	1,080	1,003
Professional fees	561	204	1,091	943
Deposit insurance expense	230	324	704	914
Technology expense	325	276	831	697
Other expense	1,031	1,069	2,649	2,633
Total noninterest expense	8,942	7,173	23,844	19,336

Income Before Income Taxes	16,912	19,186	55,502	40,313
Provision for Income Taxes (includes $0, $10, $0 and $10, respectively, related to income tax expense for reclassification items)	6,445	7,587	21,147	15,940
Net Income	$10,467	$11,599	$34,355	$24,373
Basic earnings per share	$0.45	$0.51	$1.50	$1.10
Diluted earnings per share	$0.45	$0.51	$1.50	$1.10
Weighted-average shares outstanding
Basic	21,310,199	21,111,200	21,180,384	21,111,200
Diluted	21,318,359	21,113,961	21,186,444	21,112,842
Dividends per share	$0.05	$0.05	$0.15	$0.15

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Income	$10,467	$11,599	$34,355	$24,373
Other Comprehensive Income (Loss):
Net change in unrealized losses on investment securities available for sale, net of (taxes) benefits of $(57), $59, $(105) and $(136), respectively	86	(89)	157	204
Less: Reclassification adjustment for gains included in net income, net of tax expense of $0, $10, $0 and $10, respectively	—	14	—	14
Other comprehensive income (loss) for the period	86	(103)	157	190
Comprehensive Income	$10,553	$11,496	$34,512	$24,563

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2017

(In thousands, except share data)

						Accumulated
						Other
	Common Stock		Preferred Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance, January 1, 2017	21,111,200	$20,061	41,625	$41,581	$145,274	$(628)	$206,288
Net income	—	—	—	—	34,355	—	34,355
Shares issued for stock compensation plan	3,200	42	—	—	—	—	42
Cash paid in lieu of fractional shares in stock split	(4)	—	—	—	—	—	—
Shares issued for RICHMAC acquisition	383,271	8,127	—	—	—	—	8,127
Dividends on preferred stock	—	—	—	—	(2,498)	—	(2,498)
Dividends on common stock, $0.15 per share	—	—	—	—	(3,186)	—	(3,186)
Other comprehensive income	—	—	—	—	—	157	157
Balance, September 30, 2017	21,497,667	$28,230	41,625	$41,581	$173,945	$(471)	$243,285

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2017 and 2016

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities:
Net income	$34,355	$24,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	201	209
Provision for loan losses	1,072	720
Deferred tax, net	1,019	(511)
Gain on sale of securities	—	(24)
Gain on sale of loans	(27,813)	(17,109)
Proceeds from sales of loans	14,380,078	14,496,755
Loans and participations originated and purchased for sale	(14,394,235)	(14,813,694)
Change in mortgage servicing rights for paydowns and fair value adjustments	4,602	3,218
Net change in:
Trading securities	16,315	(112,229)
Other assets and receivables	11,504	(11,888)
Other liabilities	3,850	6,720
Other	721	55
Net cash provided by (used in) operating activities	31,669	(423,405)
Investing activities:
Net change in securities purchased under agreements to resell	(1,688)	94
Purchases of available-for-sale securities	(148,233)	(260,397)
Proceeds from sales of available-for-sale securities	—	7,371
Proceeds from calls, maturities and paydowns of available-for-sale securities	43,779	185,862
Purchases of loans	(101,227)	(51,202)
Net change in loans receivable	(166,634)	(218,434)
Purchases of premises and equipment	(754)	(1,178)
Purchases of mortgage servicing rights	(1,209)	(1,252)
Purchase of limited partnership interests	(1,845)	—
Cash received in acquisition of Richmac	363	—
Other investing activities	111	(429)
Net cash used in investing activities	(377,337)	(339,565)
Financing activities:
Net change in deposits	472,843	745,432
Proceeds from Federal Home Loan Bank advances	464,250	100,000
Repayment of Federal Home Loan Bank advances	(464,632)	(100,473)
Proceeds from issuance of preferred stock	—	31,581
Dividends	(5,684)	(4,336)
Net cash provided by financing activities	466,777	772,204

Net Change in Cash and Cash Equivalents	121,109	9,234

Cash and Cash Equivalents, Beginning of Period	445,701	446,801

Cash and Cash Equivalents, End of Period	$566,810	$456,035
Additional Cash Flows Information:
Interest paid	$19,258	$13,316
Income taxes paid	17,225	15,349
Supplemantal Disclosure of Noncash Investing Activities:
Acquisition
Fair value of assets acquired	$12,666	$—
Fair value of common stock issued	8,127	—
Fair value of liabilities assumed	4,539	—

See notes to condensed consolidated financial statements.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

Note 1:   Basis of Presentation

The condensed consolidated financial statements include Merchants Bancorp, a registered bank holding company (“Bancorp” or the “Company”) and its wholly owned subsidiary, Merchants Bank of Indiana (the “Bank”) and the Bank’s subsidiaries, P/R Mortgage and Investment Corp. (“P/RMIC”), Ash Realty Holdings, LLC (“Ash Realty”), Natty Mac Funding, Inc. (“NMF”), and MBI Midtown West, LLC (“MMW”), and P/RMIC’s subsidiary RICHMAC Funding LLC (“Richmac”) (collectively referred to as the “Company”).

The accompanying unaudited condensed consolidated balance sheet of the Company as of December 31, 2016, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016, were prepared in accordance with the instructions for Form 10‑Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2016 included in the Company’s prospectus dated October 26, 2017 that was filed with the Securities and Exchange Commission on October 30, 2017 in connection with our initial public offering (the “Prospectus”). Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Form S‑1.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of September 30, 2017 and the results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. All interim amounts have not been audited and the results of operations for the three and nine months ended September 30, 2017, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The consolidated financial statements as of and for the periods ended September 30, 2017 and 2016, include the Company and its wholly owned subsidiary, the Bank, and its wholly owned subsidiaries, P/RMIC, Ash Realty, NMF, MMW and Richmac.  Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of mortgage servicing rights and fair values of financial instruments.

Stock Split

On July 5, 2017, the Company’s shareholders approved an increase of authorized common shares to 50.0 million shares, and the Company declared a 2.5-for-1 stock split effective July 6, 2017.  The presentation of authorized common shares has been retrospectively adjusted to give effect to the increase, and all share and per share amounts have been retrospectively adjusted to give effect to the stock split.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

Acquisitions

Effective August 15, 2017, the Bank acquired 100% of the equity interests of RICHMAC Funding, LLC, (“Richmac”) a Delaware limited liability company, which is a national multifamily housing mortgage lender and servicer. The acquisition provides P/RMIC access to affordable multi-family finance programs through the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”), as well as servicing a portfolio of Government National Mortgage Association (“GNMA”), FNMA Delegated Underwriting and Servicing (“DUS”) and FHLMC loans. The acquisition allows P/RMIC to provide additional product offerings to current customers as well as broaden the origination network into attractive markets where the Bank did not previously have a presence. The purchase price was paid in shares of Company common stock with a value of $8.1 million. The Company recorded goodwill and intangible assets totaling $5.5 million and $1.6 million, respectively, in connection with the acquisition.  The acquisition did not materially impact the Company’s' financial position, results of operations or cash flows.

On October 31, 2016, the Company entered into an Agreement and Plan of Merger to acquire Joy State Bank (“JSB”), an Illinois chartered bank located in Joy, Illinois.  Since the timing and approval of the transaction was uncertain due to the Company’s capital position at September 30, 2016, on December 22, 2016 the Agreement and Plan of Merger was amended and the parties agreed that two directors and senior executive officers of the Company, the Chairman and Chief Executive Officer and President and Chief Operating Officer, would acquire JSB.  The acquisition of JSB by the Company’s two directors and senior executive officers received appropriate regulatory approvals and closed on April 3, 2017.  On May 8, 2017, the Company entered into a Stock Purchase Agreement with the same two directors and senior executive officers to acquire JSB.  The Company has agreed to pay a purchase price of approximately $5.4 million plus $16,403 for each 30 days after June 30, 2017, prorated to the closing date.  The purchase price is equal to the price paid by the two directors and senior executive officers, plus expenses and a cost of funds equal to 3.75%.  The acquisition has been approved by the Federal Reserve Bank of Chicago, but remains subject to the approval of the Illinois Department of Financial and Professional Regulation, Division of Banking.  The Company expects to close this acquisition in the first quarter of 2018.

Reclassifications

Certain reclassifications have been made to the 2016 financial statements to conform to the financial statement presentation as of and for the three and nine months ended September 30, 2017.  These reclassifications had no effect on net income.

Note 2:   Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	September 30, 2017
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale securities:
Treasury notes	$1,000	$—	$3	$997
Federal agencies	404,306	1	790	403,517
Mortgage-backed - Government-sponsored entity (GSE) - residential	26,067	—	—	26,067
Total available-for-sale securities	$431,373	$1	$793	$430,581

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

	December 31, 2016
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale securities:
Treasury notes	$999	$—	$—	$999
Federal agencies	290,050	—	1,057	288,993
Municipals	9,500	—	—	9,500
Mortgage-backed - Government-sponsored entity (GSE) - residential	26,382	—	—	26,382
Total available-for-sale securities	$326,931	$—	$1,057	$325,874

The amortized cost and fair value of available-for-sale securities at September 30, 2017 and December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2017		December 31, 2016
	Amortized	Fair	Amortized	Fair
Contractual Maturity	Cost	Value	Cost	Value
	(In thousands)
Within one year	$198,771	$198,340	$68,482	$68,426
After one through five years	206,535	206,174	232,067	231,066
After five through ten years	—	—	—	—
After ten years	—	—	—	—
	405,306	404,514	300,549	299,492
Mortgage-backed - Government-sponsored entity (GSE) - residential	26,067	26,067	26,382	26,382
	$431,373	$430,581	$326,931	$325,874

Proceeds from the sale of securities available for sale during the nine months ended September 30, 2016 were $7.4 million, resulting in gross realized gains of $24,000.  No securities available-for-sale were sold during the nine months ended September 30, 2017.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016:

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2017	(In thousands)
Available-for-sale securities:
Treasury notes	$997	$3	$—	$—	$997	$3
Federal agencies	275,570	511	112,946	279	388,516	790

	$276,567	$514	$112,946	$279	$389,513	$793
December 31, 2016
Available-for-sale securities:
Federal agencies	$275,143	$1,057	$—	$—	$275,143	$1,057

Other-than-temporary Impairment

Unrealized losses on securities have not been recognized to income because the Company has the intent and ability to hold the securities for the foreseeable future, and the decline in fair value is primarily due to increased market interest rates. The fair value is expected to recover as the bonds approach the maturity date.

Note 3:   Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Past-due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income.  The interest on these loans is applied to the principal balance until the loan can be returned to an accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

For all loan portfolio segments, the Company promptly charges off loans, or portions thereof, when available information confirms that specific loans are uncollectable based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations.  For impaired loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

When cash payments are received on impaired loans in each loan class, the Company records the payment as interest income unless collection of the remaining recorded principal amount is doubtful, at which time payments are used to reduce the principal balance of the loan.  Troubled debt restructured loans recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

The Company uses warehouse loans or credit to fund mortgage loans held for sale from closing until sale to an investor. Under a warehousing arrangement the Company funds a mortgage loan as secured financing.  The warehousing arrangement is secured by the underlying mortgages and a combination of deposits, personal guarantees and advance rates.

The Company holds the collateral until it is sent under a bailee arrangement instructing the investor to send proceeds to the Company.  Typical investors are large financial institutions or government agencies.

Interest earned from the time of funding to the time of sale is recognized as interest income as accrued. Fees earned agreements are recognized when collected as noninterest income.

Loans at September 30, 2017 and December 31, 2016 include:

	September 30,	December 31,
	2017	2016
	(In thousands)

Mortgage warehouse lines of credit	$233,466	$275,039
Residential real estate	307,643	235,759
Multi-family and healthcare financing	393,581	261,031
Commercial and commercial real estate	210,421	113,812
Agricultural production and real estate	51,925	46,763
Consumer and margin loans	12,116	9,392
	1,209,152	941,796
Less
Allowance for loan losses	7,457	6,250

Loans Receivable	$1,201,695	$935,546

Risk characteristics applicable to each segment of the loan portfolio are described as follows.

Mortgage Warehouse Lines of Credit (MTG WHLOC):  Under its warehouse program, the Company provides warehouse financing arrangements to approved mortgage companies for the origination and sale of residential mortgage loans and to a lesser extent multi-family loans. Agency eligible, governmental and jumbo residential mortgage loans that are secured by mortgages placed on existing one to four family dwellings may be originated or purchased and placed on each mortgage warehouse line.

As a secured line of credit, collateral pledged to the Company secures each individual mortgage until the lender sells the loan in the secondary market. A traditional secured warehouse line of credit typically carries a base interest rate of 30 day LIBOR or the Wall Street Journal Prime Rate plus a margin.

Risk is evident if there is a change in the fair value of mortgage loans originated by mortgage bankers during the time in warehouse, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit.

Residential Real Estate Loans (RES RE):  The real estate loans are secured by owner-occupied 1‑4 family residences. Repayment of residential real estate loans is primarily dependent on the personal income and credit rating of the borrowers.

Multi-Family and Healthcare Financing (MF RE):  The Company engages in multi-family and healthcare financing, including construction loans, specializing in originating and servicing loans for multi-family rental and senior

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

living properties. In addition, the Company originates loans secured by an assignment of federal income tax credits by partnerships invested in multi-family real estate projects. Construction and land loans are generally based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Bank until permanent financing is obtained. These loans are considered to be higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economy in the Company’s market area. Repayment of these loans depends on the successful operation of a business or property and the borrower’s cash flows.

Commercial Lending and Commercial Real Estate Loans (CML & CRE):  The commercial lending and commercial real estate portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions, as well as loans to commercial customers to finance land and improvements. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations.

Agricultural Production and Real Estate Loans (AG & AGRE):  Agricultural production loans are generally comprised of seasonal operating lines of credit to grain farmers to plant and harvest corn and soybeans and term loans to fund the purchase of equipment. The Company also offers long term financing to purchase agricultural real estate. Specific underwriting standards have been established for agricultural-related loans including the establishment of projections for each operating year based on industry-developed estimates of farm input costs and expected commodity yields and prices. Operating lines are typically written for one year and secured by the crop and other farm assets as considered necessary. The Company is approved to sell agricultural loans in the secondary market through the Federal Agricultural Mortgage Corporation and uses this relationship to manage interest rate risk within the portfolio.

Consumer and Margin Loans (CON & MAR):  Consumer loans are those loans secured by household goods. Margin loans are those loans secured by marketable securities. The term and maximum amount for these loans are determined by considering the purpose of the loan, the margin (advance percentage against value) in all collateral, the primary source of repayment, and the borrower’s other related cash flow.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components.  The allocated component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process.  Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.  For impaired loans where the Company utilizes discounted cash flows to determine the level of impairment, the Company includes the entire change in the present value of cash flows as bad debt expense.

Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

In the course of working with borrowers, the Company may choose to restructure the contractual terms of certain loans. In restructuring the loan, the Company attempts to work out an alternative payment schedule with the borrower in order to optimize collectability of the loan.  A troubled debt restructuring (TDR) occurs when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status, and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two.

Nonaccrual loans, including TDRs that have not met the six month minimum performance criterion, are reported as non-performing loans. For all loan classes, it is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is questionable under the terms of the loan agreement. Most generally, this is at 90 or more days past due.

With regard to determination of the amount of the allowance for credit losses, restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended September 30, 2017 and 2016 and the recorded investment in loans and impairment method as of September 30, 2017:

	At or For the Three Months Ended September 30, 2017
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$281	$1,938	2,426	$1,845	$271	$104	$6,865
Provision for loan losses	(8)	(414)	276	688	36	14	592
Loans charged to the allowance	—	—	—	—	—	—	—
Recoveries of loans previously charged off	—	—	—	—	—	—	—

Balance, end of period	$273	$1,524	$2,702	$2,533	$307	$118	$7,457

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$16	$—	$16

Ending balance: collectively evaluated for impairment	$273	$1,524	$2,702	$2,533	$291	$118	$7,441

Loans
Ending balance	$233,466	$307,643	393,581	$210,421	$51,925	$12,116	$1,209,152

Ending balance individually evaluated for impairment	$—	$207	$—	$2,982	$282	$—	$3,471

Ending balance collectively evaluated for impairment	$233,466	$307,436	$393,581	$207,439	$51,643	$12,116	$1,205,681

	For the Three Months Ended September 30, 2016
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$770	$1,839	1,737	$1,243	$223	$90	$5,902
Provision for loan losses	(256)	18	159	284	21	14	240
Transfer out	—	(132)	—	—	—	—	(132)
Loans charged to the allowance	—	—	—	—	—	—	—
Recoveries of loans previously charged off	—	—	—	—	—	—	—
Balance, end of period	$514	$1,725	$1,896	$1,527	$244	$104	$6,010

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30, 2017
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$373	$2,170	1,962	$1,374	$269	$102	$6,250
Provision for loan losses	(100)	(646)	740	1,058	38	(18)	1,072
Loans charged to the allowance	—	—	—	—	—	—	—
Recoveries of loans previously charged off	—	—	—	101	—	34	135
Balance, end of period	$273	$1,524	$2,702	$2,533	$307	$118	$7,457

	For the Nine Months Ended September 30, 2016
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$704	$2,212	1,308	$908	$222	$68	$5,422
Provision for loan losses	(190)	(355)	588	619	22	36	720
Transfer out	—	(132)	—	—	—	—	(132)
Loans charged to the allowance	—	—	—	—	—	—	—
Recoveries of loans previously charged off	—	—	—	—	—	—	—
Balance, end of period	$514	$1,725	$1,896	$1,527	$244	$104	$6,010

The following table presents the allowance for loan losses and the recorded investment in loans and impairment method as of December 31, 2016:

	December 31, 2016
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, December 31, 2016	$373	$2,170	$1,962	$1,374	$269	$102	$6,250

Ending balance: individually evaluated for impairment	$—	$30	$—	$—	$11	$—	$41

Ending balance: collectively evaluated for impairment	$373	$2,140	$1,962	$1,374	$258	$102	$6,209

Loans
Ending balance	$275,039	$235,759	261,031	$113,812	$46,763	$9,392	$941,796

Ending balance individually evaluated for impairment	$—	$343	$—	$5,022	$203	$—	$5,568

Ending balance collectively evaluated for impairment	$275,039	$235,416	$261,031	$108,790	$46,560	$9,392	$936,228

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

Internal Risk Categories

In adherence with policy, the Company uses the following internal risk grading categories and definitions for loans:

Average or above – Loans to borrowers of satisfactory financial strength or better. Earnings performance is consistent with primary and secondary sources of repayment that are well defined and adequate to retire the debt in a timely and orderly fashion. These businesses would generally exhibit satisfactory asset quality and liquidity with moderate leverage, average performance to their peer group and experienced management in key positions. These loans are disclosed as “Acceptable and Above” in the following table.

Acceptable – Loans to borrowers involving more than average risk and which contain certain characteristics that require some supervision and attention by the lender. Asset quality is acceptable, but debt capacity is modest and little excess liquidity is available. The borrower may be fully leveraged and unable to sustain major setbacks. Covenants are structured to ensure adequate protection. Borrower’s management may have limited experience and depth. This category includes loans which are highly leveraged due to regulatory constraints, as well as loans involving reasonable exceptions to policy. These loans are disclosed as “Acceptable and Above” in the following table.

Special Mention (Watch) – This is a loan that is sound and collectable but contains considerable risk. Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

Substandard - Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following tables present the credit risk profile of the Bank’s loan portfolio based on internal rating category and payment activity as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)

Special Mention (Watch)	$—	$209	$1,800	$10,609	$351	$1,882	$14,851
Substandard	—	246	—	4,441	282	—	4,969
Doubtful	—	—	—	—	—	—	—
Acceptable and Above	233,466	307,188	391,781	195,371	51,292	10,234	1,189,332
Total	$233,466	$307,643	$393,581	$210,421	$51,925	$12,116	$1,209,152

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

	December 31, 2016
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)

Special Mention (Watch)	$—	$214	$—	$7,150	$—	$2,158	$9,522
Substandard	—	343	—	4,986	203	—	5,532
Doubtful	—	—	—	—	—	—	—
Acceptable and Above	275,039	235,202	261,031	101,676	46,560	7,234	926,742
Total	$275,039	$235,759	$261,031	$113,812	$46,763	$9,392	$941,796

The Bank evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year.

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans
	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$233,466	$233,466
RES RE	56	40	207	303	307,340	307,643
MF RE	6,130	1,290	—	7,420	386,161	393,581
CML & CRE	18	122	2,386	2,526	207,895	210,421
AG & AGRE	25	74	282	381	51,544	51,925
CON & MAR	—	—	—	—	12,116	12,116
	$6,229	$1,526	$2,875	$10,630	$1,198,522	$1,209,152

	December 31, 2016
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans
	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$275,039	$275,039
RES RE	40	—	881	921	234,838	235,759
MF RE	—	—	—	—	261,031	261,031
CML & CRE	43	2,018	899	2,960	110,852	113,812
AG & AGRE	101	86	107	294	46,469	46,763
CON & MAR	—	—	—	—	9,392	9,392
	$184	$2,104	$1,887	$4,175	$937,621	$941,796

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

The following tables present impaired loans and specific valuation allowance information based on class level as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$207	$—	$2,982	$—	$—	$3,189
Unpaid principal balance	—	207	—	2,982	—	—	3,189
Impaired loans with a specific allowance:
Recorded investment	—	—	—	—	282	—	282
Unpaid principal balance	—	—	—	—	282	—	282
Specific allowance	—	—	—	—	16	—	16
Total impaired loans:
Recorded investment	—	207	—	2,982	282	—	3,471
Unpaid principal balance	—	207	—	2,982	282	—	3,471
Specific allowance	—	—	—	—	16	—	16

	December 31, 2016
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$280	$—	$5,022	$—	$—	$5,302
Unpaid principal balance	—	280	—	5,022	—	—	5,302
Impaired loans with a specific allowance:
Recorded investment	—	63	—	—	203	—	266
Unpaid principal balance	—	63	—	—	203	—	266
Specific allowance	—	30	—	—	11	—	41
Total impaired loans:
Recorded investment	—	343	—	5,022	203	—	5,568
Unpaid principal balance	—	343	—	5,022	203	—	5,568
Specific allowance	—	30	—	—	11	—	41

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

The following tables present by portfolio class, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine month periods ended September 30, 2017 and 2016:

	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Three months ended September 30, 2017:
Average recorded investment in impaired loans	$—	$231	$—	$3,133	$282	$—	$3,646
Interest income recognized	—	—	—	11	—	—	11

Three months ended September 30, 2016:
Average recorded investment in impaired loans	$—	$134	$—	$3,014	$—	$—	$3,148
Interest income recognized	—	—	—	10	—	—	10

	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Nine months ended September 30, 2017:
Average recorded investment in impaired loans	$—	$274	$—	$3,275	$282	$—	$3,831
Interest income recognized	—	—	—	21	—	—	21

Nine months ended September 30, 2016:
Average recorded investment in impaired loans	$—	$96	$—	$1,384	$—	$—	$1,480
Interest income recognized	—	—	—	10	—	—	10

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at September 30, 2017 and December 31, 2016.

	September 30,		December 31,
	2017		2016
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing
	(In thousands)
MTG WHLOC	$—	$—	$—	$—
RES RE	207	—	303	578
MF RE	—	—	—	—
CML & CRE	417	1,969	899	—
AG & AGRE	282	—	—	107
CON & MAR	—	—	—	—

	$906	$1,969	$1,202	$685

There were no troubled debt restructurings at or during the nine month periods ended September 30, 2017 and 2016, or during the year ended December 31, 2016.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

There were no residential loans in process of foreclosure at September 30, 2017 and December 31, 2016.

Note 4:   Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by federal and state banking regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Company’s and Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of September 30, 2017 and December 31, 2016, that the Company and Bank met all capital adequacy requirements to which they were subject.

As of September 30, 2017 and December 31, 2016, the most recent notifications from the Federal Reserve Board and the Federal Deposit Insurance Corporation categorized the Company as well capitalized and Bank as well capitalized under the regulatory framework for prompt corrective action, respectively. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s and Bank’s category.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

The Bancorp and Bank’s actual capital amounts and ratios are also presented in the following tables.

			Minimum Amount		Minimum Amount
			Required for		To Be Well
	Actual		Adequately Capitalized[1]		Capitalized[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017	(Dollars in thousands)
Total capital[1] (to risk-weighted assets)
Company	$227,610	10.2%	$178,662	8.0%	$—	N/A
Bank	283,310	12.7%	178,556	8.0%	223,195	10.0%
Tier I capital[1] (to risk-weighted assets)
Company	220,095	9.9%	133,996	6.0%	—	N/A
Bank	275,853	12.4%	133,917	6.0%	178,556	8.0%
Common Equity Tier I capital[1] (to risk-weighted assets)
Company	178,514	8.0%	100,497	4.5%	—	N/A
Bank	275,853	12.4%	100,438	4.5%	145,077	6.5%
Tier I capital[1] (to average assets)
Company	220,095	7.0%	126,150	4.0%	—	N/A
Bank	275,853	8.7%	126,441	4.0%	158,052	5.0%
December 31, 2016
Total capital[1] (to risk-weighted assets)
Company	$201,496	10.6%	$151,459	8.0%	$—	N/A
Bank	255,539	13.5%	151,332	8.0%	189,165	10.0%
Tier I capital[1] (to risk-weighted assets)
Company	195,188	10.3%	113,594	6.0%	—	N/A
Bank	249,231	13.2%	113,499	6.0%	151,332	8.0%
Common Equity Tier I capital[1] (to risk-weighted assets)
Company	153,607	8.1%	85,196	4.5%	—	N/A
Bank	249,231	13.2%	85,124	4.5%	122,957	6.5%
Tier I capital[1] (to average assets)
Company	195,188	6.6%	118,082	4.0%	—	N/A
Bank	249,231	8.4%	118,258	4.0%	147,822	5.0%

1	As defined by regulatory agencies.

Beginning January 1, 2015, a new Basel III Capital Rule applied to the Bank. The following table lists the capital categories and ratios determined by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation.

Common Equity
	Total Risk-based	Tier 1 Risk-based	Tier 1 Risk-based	Tier 1
Capital Category	Capital ratio	Capital ratio	Capital ratio	Leverage ratio
Well capitalized	10%	8%	6.5%	5%
Adequately capitalized	8	6	4.5	4
Undercapitalized	<8	<6	<4.5	<4
Significantly undercapitalized	<6	<4	<3	<3
Critically undercapitalized	Tangible Equity/Total Assets </= 2%

The Basel III Capital Rules, among other things, (i) introduced a new capital measure called “Common Equity Tier 1” (CET1), (ii) specified that Tier 1 capital consist of CET1 and “Additional Tier 1 Capital” instruments meeting

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

specified requirements, (iii) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expanded the scope of the deductions/adjustments as compared to existing regulations.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015, and are being phased in over a four-year period (beginning at 40% on January 1, 2015, and an additional 20% per year thereafter). Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and is being phased in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019).

The Company’s principal source of funds for dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the Bank’s retained net income (as defined) for the current year plus those for the previous two years, subject to the capital requirements described above. At September 30, 2017 and December 31, 2016, the amount available, without prior regulatory approval, for dividends from the Bank was $73.2 million and $44.5 million, respectively.

Note 5:   Disclosures about Fair Value of Assets and Liabilities

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs. There is a hierarchy of three levels of inputs that may be used to measure fair value:

Level 1    Quoted prices in active markets for identical assets or liabilities

Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3    Unobservable inputs supported by little or no market activity and are significant to the fair value of the assets or liabilities

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and December 31, 2016:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2017	(In thousands)
Trading securities	$121,360	$—	$121,360	$—
Available-for-sale securities:
Treasury notes	997	997	—	—
Federal agencies	403,517	—	403,517	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	26,067	—	26,067	—
Mortgage servicing rights	62,022	—	—	62,022
December 31, 2016
Trading securities	$137,675	$—	$137,675	$—
Available-for-sale securities:
Treasury notes	999	999	—	—
Federal agencies	288,993	—	288,993	—
Municipals	9,500	—	9,500	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	26,382	—	26,382	—
Mortgage servicing rights	53,670	—	—	53,670

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the nine months ended September 30, 2017 and the year ended December 31, 2016. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Trading and Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy including federal agencies, mortgage-backed securities, and Federal Housing Administration participation certificates. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models having significant inputs of discount rate, prepayment speed and

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

default rate. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

The Chief Financial Officer’s (CFO) office contracts with a pricing specialist to generate fair value estimates on a quarterly basis. The CFO’s office challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Mortgage servicing rights	(In thousands)
Balance, beginning of period	$57,557	$55,422	$53,670	$55,553
Additions
Purchased servicing	76	933	1,209	1,252
Originated servicing	2,939	2,379	7,775	3,349
Acquisition of Richmac	3,970	—	3,970	—
Subtractions
Paydowns	(1,083)	(1,798)	(3,813)	(3,218)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(1,437)	—	(789)	—

Balance, end of period	$62,022	$56,936	$62,022	$56,936

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2016.  The Company had no assets measured at fair value on a nonrecurring basis at September 30, 2017.

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
December 31, 2016
Impaired loans (collateral dependent)	$225	$—	$—	$225

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheet, as well as the general classification of such assets pursuant to the valuation hierarchy. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Collateral-Dependent Impaired Loans, Net of Allowance for Loan Losses

The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Bank’s Senior Credit Officer’s (SCO) office.  Appraisals are reviewed for accuracy and consistency by the SCO’s office.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  These discounts and estimates are developed by the SCO’s office by comparison to historical results.

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

		Valuation
	Fair Value	Technique	Unobservable Inputs	Range
	(In thousands)
At September 30, 2017:
Mortgage servicing rights	$62,022	Discounted cash flow	Discount rate	8.0% - 15.0%
			Constant prepayment rate	1.1% - 35.8%
At December 31, 2016:
Collateral-dependent impaired loans	$225	Market comparable properties	Marketability discount	40%
Mortgage servicing rights	53,670	Discounted cash flow	Discount rate	8.0% - 15.0%
			Constant prepayment rate	0% - 25%

Sensitivity of Significant Unobservable Inputs

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Mortgage Servicing Rights

The significant unobservable inputs used in the fair value measurement of the Company’s mortgage servicing rights are discount rates and constant prepayment rates. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and December 31, 2016.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Assets	Value	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2017		(In thousands)
Financial assets:
Cash and cash equivalents	$566,810	$566,810	$566,810	$—	$—
Securities purchased under agreements to resell	7,080	7,080	—	7,080	—
FHLB stock	7,539	7,539	—	7,539	—
Loans held for sale	798,058	798,058	—	798,058	—
Loans, net	1,201,695	1,204,002	—	—	1,204,002
Interest receivable	7,196	7,196	—	7,196	—
Financial liabilities:
Deposits	2,901,464	2,901,331	2,511,551	389,780	—
Line of credit	25,000	25,000	—	25,000	—
Short-term subordinated debt	30,000	30,000	—	30,000	—
FHLB advances	1,624	1,645	—	1,645	—
Interest payable	2,364	2,364	—	2,364	—
December 31, 2016
Financial assets:
Cash and cash equivalents	$445,701	$445,701	$445,701	$—	$—
Securities purchased under agreements to resell	5,392	5,392	—	5,392	—
FHLB stock	7,539	7,539	—	7,539	—
Loans held for sale	764,503	764,503	—	764,503	—
Loans, net	935,546	935,287	—	—	935,287
Interest receivable	5,368	5,368	—	5,368	—
Financial liabilities:
Deposits	2,428,621	2,428,478	2,262,378	166,100	—
Line of credit	25,000	25,000	—	25,000	—
Short-term subordinated debt	30,000	30,000	—	30,000	—
FHLB advances	2,006	2,031	—	2,031	—
Interest payable	1,791	1,791	—	1,791	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents and Securities Purchased Under Agreement to Resell

The carrying amount approximates fair value.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

Federal Home Loan Bank Stock

The fair value of Federal Home Loan Bank of Indianapolis (“FHLBI”) stock is based on the price at which it may be sold to the FHLBI.

Loans Held For Sale

The carrying amount approximates fair value due to the insignificant time between origination and date of sale.

Loans

Fair value is estimated by discounting the future cash flows using the market rates at which similar notes would be made to borrowers with similar credit ratings and for the same remaining maturities. The market rates used are based on current rates the Company would impose for similar loans and reflect a market participant assumption about risks associated with nonperformance, illiquidity, and the structure and term of the loans along with local economic and market conditions.

Interest Receivable and Payable

The carrying amount approximates fair value. The carrying amount is determined using the interest rate, balance and last payment date.

Deposits

The fair values of noninterest-bearing demand and savings accounts are equal to the amount payable on demand at the balance sheet date. Fair values for fixed-rate certificates and time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of expected monthly maturities on such time deposits.

Line of Credit and Short-term Subordinated Debt

The carrying amount approximates fair value.

Federal Home Loan Bank Advances

Fair value is estimated by discounting the future cash flows using rates of similar advances with similar maturities. These rates were obtained from current rates offered by the FHLBI.

Off-Balance Sheet Commitments

Commitments include commitments to purchase and originate mortgage loans, commitments to sell mortgage loans and standby letters of credit and are generally of a short-term nature. The fair value of such commitments are based on fees currently charged to similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments to extend credit and letters of credit is not presented in the previous table since the fair value is considered to be insignificant.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

Note 6:   Earnings Per Share

Earnings per share were computed as follows:

	Three Month Periods Ended September 30,
	2017			2016
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$10,467			$11,599
Dividends on preferred stock	(833)			(762)
Net income allocated to common shareholders	$9,634			$10,837
Basic earnings per share		21,310,199	$0.45		21,111,200	$0.51
Effect of dilutive securities-restricted stock awards		8,160			2,761
Diluted earnings per share		21,318,359	$0.45		21,113,961	$0.51

	Nine Month Periods Ended September 30,
	2017			2016
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$34,355			$24,373
Dividends on preferred stock	(2,498)			(1,169)
Net income allocated to common shareholders	$31,857			$23,204
Basic earnings per share		21,180,384	$1.50		21,111,200	$1.10
Effect of dilutive securities-restricted stock awards		6,060			1,642
Diluted earnings per share		21,186,444	$1.50		21,112,842	$1.10

Note 7:   Share-Based Payment Plan

During 2016, the Board of Directors adopted an incentive restricted stock plan for certain executive officers of the Company (the “2016 Plan”).  Awards under the 2016 Plan could be earned subject to certain performance metrics and the participating executive officer could elect annually to receive the plan benefit in the form of Company common shares or a combination of 50% each of common shares and cash. At December 31, 2016, 3,200 shares were vested pursuant to the 2016 Plan. Expense recognized for the 2016 Plan totaled $26,000 and $96,000 for the three and nine months ended September 30, 2017. No expense was recognized for the 2016 Plan during the three and nine months ended September 30, 2016. At both September 30, 2017 and December 31, 2016, there were 17,910 unvested shares awarded under the 2016 Plan. Unrecognized compensation cost totaled $190,000 and $286,000 at September 30, 2017 and December 31, 2016, respectively. No additional awards will be made under the 2016 Plan. On July 5, 2017 the Company’s shareholders approved and the Company adopted the Merchants Bancorp 2017 Equity Incentive Plan (“2017 Plan”).  At September 30, 2017, the Company had not issued any awards under the 2017 Plan.

Note 8:   Segment Information

Our business segments are defined as Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. The reportable business segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company. The Multi-family Mortgage Banking segment originates and services government sponsored mortgages for multi-family and healthcare facilities. The Mortgage Warehousing segment funds agency eligible residential loans

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

from origination or purchase to sale in the secondary market, as well as commercial loans to non-depository financial institutions. The Banking segment provides a wide range of financial products and services to consumers and businesses, including commercial, commercial real estate, mortgage and other consumer loan products; letters of credit; various types of deposit products, including checking, savings and time deposit accounts. Other includes general and administrative expenses that provide services to all segments; internal funds transfer pricing offsets resulting from allocations to/from the other segments; certain elimination entries and investments in qualified affordable housing limited partnerships. All operations are domestic.

The tables below present selected business segment financial information as of and for the three and nine months ended September 30, 2017 and 2016.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Three Months Ended September 30, 2017
Total interest income	$101	$13,795	$12,110	$—	$26,006
Total interest expense	—	3,657	4,102	(143)	7,616
Net interest income	101	10,138	8,008	143	18,390
Provision for loan losses	—	(155)	747	—	592
Net interest income after provision for loan losses	101	10,293	7,261	143	17,798
Total noninterest income	6,636	776	644	—	8,056
Noninterest expense	2,713	2,109	2,510	1,610	8,942
Income before income taxes	4,024	8,960	5,395	(1,467)	16,912
Income taxes	1,534	3,414	2,056	(559)	6,445
Net income	$2,490	$5,546	$3,339	$(908)	$10,467
Total assets	$135,530	$1,192,377	$1,964,083	$(54,505)	$3,237,485

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Three Months Ended September 30, 2016
Total interest income	$117	$11,832	$7,878	$—	$19,827
Total interest expense	—	2,719	1,820	318	4,857
Net interest income	117	9,113	6,058	(318)	14,970
Provision for loan losses	—	(61)	301	—	240
Net interest income after provision for loan losses	117	9,174	5,757	(318)	14,730
Total noninterest income	9,520	890	1,219	—	11,629
Noninterest expense	2,012	2,042	2,457	662	7,173
Income before income taxes	7,625	8,022	4,519	(980)	19,186
Income taxes	3,015	3,173	1,788	(389)	7,587
Net income	$4,610	$4,849	$2,731	$(591)	$11,599
Total assets	$100,272	$1,368,927	$1,626,377	$(20,478)	$3,075,098

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Nine Months Ended September 30, 2017

Total interest income	$280	$36,307	$30,890	$—	$67,477
Total interest expense	—	9,738	10,444	(350)	19,832
Net interest income	280	26,569	20,446	350	47,645
Provision for loan losses	—	250	822	—	1,072
Net interest income after provision for loan losses	280	26,319	19,624	350	46,573
Total noninterest income	29,084	2,079	1,610	—	32,773
Noninterest expense	7,085	5,839	7,028	3,892	23,844
Income before income taxes	22,279	22,559	14,206	(3,542)	55,502
Income taxes	8,489	8,595	5,413	(1,350)	21,147
Net income	$13,790	$13,964	$8,793	$(2,192)	$34,355
Total assets	$135,530	$1,192,377	$1,964,083	$(54,505)	$3,237,485

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Nine Months Ended September 30, 2016
Total interest income	$182	$31,223	$20,843	$—	$52,248
Total interest expense	—	7,936	4,476	1,047	13,459
Net interest income	182	23,287	16,367	(1,047)	38,789
Provision for loan losses	—	225	495	—	720
Net interest income after provision for loan losses	182	23,062	15,872	(1,047)	38,069
Total noninterest income	17,410	2,068	2,102	—	21,580
Noninterest expense	5,149	5,523	6,339	2,325	19,336
Income before income taxes	12,443	19,607	11,635	(3,372)	40,313
Income taxes	4,920	7,753	4,601	(1,334)	15,940
Net income	$7,523	$11,854	$7,034	$(2,038)	$24,373
Total assets	$100,272	$1,368,927	$1,626,377	$(20,478)	$3,075,098

Note 9:   Recent Accounting Pronouncements

The Company is an emerging growth company and as such will be subject to the effective dates noted for the private companies if they differ from the effective dates noted for public companies.

FASB ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014‑09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March, 2016 the FASB issued ASU 2016‑08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016‑10, “Identifying Performance Obligations and Licensing,” which provides guidance in accounting for immaterial

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016‑12, “Narrow-Scope Improvements and Practical Expedients,” which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. This ASU also provides a practical expedient for contract modifications.

The amendments are effective, as to the Company, for annual reporting periods beginning after December 15, 2018, and for interim reporting periods within annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of adopting the guidance.

FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016‑01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”  For public business entities, the amendments in this update include the elimination of the requirement to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, the requirement to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, the requirement to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, the requirement for separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or accompanying notes to the financial statements, and the amendments clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

The amendments in this update are effective, as to the Company, for fiscal years beginning after December 15, 2018, and interim periods within years beginning after December 15, 2019. Early adoption of the amendments in this update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance, are permitted as of the beginning of the fiscal year of adoption for the following amendment: An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. An entity should apply the amendments to this update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Management is currently evaluating the impact of adopting this guidance on the Company’s financial statements, however adoption of ASU No. 2016‑01 is not expected to have a material impact on the Company's financial position or results of operations.

FASB ASU 2016-02, Leases

In February 2016, the FASB issued ASU 2016‑02, “Leases”. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and
•	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, “Revenue from Contracts with Customers.”

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing.

The amendments in ASU 2016‑02 are effective, as to the Company, for years beginning after December 15, 2019, and for interim periods for years beginning after January 1, 2020. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Management is currently evaluating the impact of adopting this guidance on the Company’s financial statements.

FASB ASU 2016-09 Share-Based Payments.

In March 2016, the FASB issued ASU 2016‑09 “Share-Based Payments.” The guidance in this ASU simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments are effective for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Management does not believe the changes will have a material effect on the Company’s financial position and results of operations.

FASB ASU 2016-13, Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016‑13, “Financial Instruments - Credit Losses”. The amendments in this ASU replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. ASU 2016‑13 replaces the incurred loss impairment methodology with a new methodology that reflects expected credit losses over the lives of the loans and requires consideration of a broader range of information to inform credit loss estimates. The ASU requires an organization to estimate all expected credit losses for financial assets measured at amortized cost, including loans and held-to-maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts. Additional disclosures are required. ASU 2016‑13 is effective, as to the Company, for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years beginning after December 15, 2021. Management expects that the implementation of this ASU may increase the balance of the allowance for loan losses and is continuing to evaluate the potential impact on the Company's financial position and results of operations.

FASB ASU No. 2017-04: Intangibles – Goodwill and Other (Topic 350)

In January 2017, the FASB issued ASU 2017‑04, “Intangibles – Goodwill and Other (Topic 350).”  This ASU simplifies the test for goodwill impairment. Specifically, these amendments eliminate Step 2 from the goodwill impairment test, and also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in this ASU are effective for annual goodwill impairment tests in fiscal years beginning after December 15, 2021. Management does not believe the changes will have a material effect on the Company’s financial position and results of operations.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

FASB ASU 2017-08, Premium Amortization on Purchased Callable Debt

In March 2017, the FASB issued ASU 2017‑08, “Premium Amortization on Purchased Callable Debt.”  This ASU applies to all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The ASU requires the premium to be amortized to the earliest call date, not the maturity date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017‑08 is effective as to the Company for years beginning after December 15, 2019 and interim periods within years beginning after December 15, 2020. Early adoption is permitted. Management is currently evaluating the impact of adopting this guidance and does not expect the ASU to have a material effect on the Company’s financial position or results of operations.

Note 10:    Subsequent Events

The Company completed an initial public offering effective October 26, 2017, whereby 6,250,000 shares of common stock were issued at an offering price of $16.00 per share.  On November 2, 2017, the Company issued an additional 937,500 shares, when the underwriter’s exercised an option to purchase additional shares, also at a public offering price of $16.00 per share.  Proceeds from the offering, net of offering costs of approximately $8.7 million, totaled approximately $106.3 million.

Merchants Bancorp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in the Form 10-Q, including, but not limited to, statements within Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the rules and regulations of the Securities and Exchange Commission (“SEC”).  These statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook, ’" or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in “Risk Factors” in our prospectus dated October 26, 2017 that was filed with the SEC on October 30, 2017 in connection with our intial public offering (the “Prospectus”) or “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein or the following:

•	business and economic conditions, particularly those affecting the financial services industry and our primary market areas;
•	our ability to successfully manage our credit risk and the sufficiency of our allowance for loan loss;
•

factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;

•

compliance with governmental and regulatory requirements, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and others relating to banking, consumer protection, securities and tax matters;

•	our ability to maintain licenses required in connection with multi-family mortgage origination, sale and servicing operations;
•	our ability to identify and address cyber-security risks, fraud and systems errors;
•	our ability to effectively execute our strategic plan and manage our growth;
•	changes in our senior management team and our ability to attract, motivate and retain qualified personnel;
•	governmental monetary and fiscal policies, and changes in market interest rates;
•	liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;
•	incremental costs and obligations associated with operating as a public company;
•	effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
•	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation; and
•	changes in federal tax law or policy;

The foregoing factors should not be construed as exhaustive. Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this Form 10‑Q. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Merchants Bancorp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at September 30, 2017 and results of operations for the three and nine months ended September 30, 2017 and 2016, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

The words “the Company,” “we,” “our” and “us” refer to Merchants Bancorp and its consolidated subsidiaries, unless we indicate otherwise.

Introduction

We are a diversified bank holding company headquartered in Carmel, Indiana and registered under the Bank Holding Company Act of 1956, as amended. We currently operate multiple lines of business with a focus on Federal Housing Administration (“FHA”) multi-family housing and healthcare facility financing and servicing, mortgage warehouse financing, retail and correspondent residential mortgage banking, agricultural lending and traditional community banking.

Our business consists primarily of funding low risk loans that sell within 90 days of origination. The sale of loans and servicing fees generated from the multifamily rental real estate loans servicing portfolio contribute to noninterest income. The funding source is primarily from mortgage custodial, municipal, and retail and commercial deposits. We believe that the combination of net interest income and noninterest income from the sale of low risk profile assets results in lower than industry charge offs and a lower expense base serving to maximize net income and shareholder return.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the current circumstances. These estimates form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an "emerging growth company" we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We are taking advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The estimates and judgments that management believes have the most effect on its reported financial position and results of operations are set forth within Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since those reported for the year ended December 31, 2016.

Financial Condition

As of September 30, 2017, we had approximately $3.2 billion in total assets, $2.9 billion in deposits, and $243.3 million in total shareholders' equity. Total assets as of September 30, 2017, included approximately $566.8 million of

Merchants Bancorp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

cash and cash equivalents, $2.0 billion of loans, which was comprised of $798.1 million of loans held for sale and $1.2 billion of loans held for investment. It also includes $121.4 million of trading securities that represent pre-sold multi-family rental real estate loan originations in primarily Government National Mortgage Association (“GNMA”) mortgage backed securities pending settlements that typically occur within 30 days. There are $430.6 million of available for sale securities that are match funded with related custodial deposits. There are restrictions on the types of securities as these are funded by certain custodial deposits where we set the cost of deposits based on the yield of the related securities. Mortgage servicing rights were $62.0 million at September 30, 2017 based on the fair value of the multi-family rental real estate loans servicing, which are primarily Ginnie Mae servicing rights with 10-year call protection.

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Total Assets.    Total assets increased $519.0 million, or 19.1%, to $3.2 billion at September 30, 2017 from $2.7 billion at December 31, 2016. The increase was due primarily to increases in cash and cash equivalents of $121.1 million, available for sale securities of $104.7 million and loans, including loans held for sale, of $299.7 million.

Cash and Cash Equivalents.   Cash and cash equivalents increased $121.1 million, or 27.2%, to $566.8 million at September 30, 2017 from $445.7 million at December 31, 2016.

Trading Securities.    Trading securities decreased $16.3 million, or 11.9%, to $121.4 million at September 30, 2017, from $137.7 million at December 31, 2016. The trading securities represent loans that our banking subsidiary, Merchants Bank of Indiana (the “Bank”), has funded and are held pending settlement primarily as a GNMA mortgage-backed security with a firm commitment from the investor, as to which the Bank has committed to sell the securities.

Securities Available-for-Sale.    Investment securities available-for-sale increased $104.7 million, or 32.1%, to $430.6 million at September 30, 2017 from $325.9 million at December 31, 2016. The increase in securities available-for-sale was primarily due to purchases of $148.2 million, which were partially offset by calls, maturities and repayments of securities totaling $43.8 million during the period. We invest in available for sale securities primarily using funds from escrow deposits held at the Bank received in connection with our servicing activities. These escrow deposits increased $105.2 million to $483.7 million at September 30, 2017, from $378.5 million at December 31, 2016, due to an increase in the servicing portfolio.

The available for sale securities are funded by, and paired with as to interest rates, escrow custodial deposits held at the Bank on loans serviced by us. This portfolio of securities is structured to achieve a favorable interest rate spread. The balance of these securities closely approximates the balances of the escrow custodial accounts on an ongoing basis.

Loans Held for Sale.    Loans held for sale, comprised primarily of single-family residential real estate loan participations, increased $33.6 million, or 4.4%, to $798.1 million at September 30, 2017 from $764.5 million at December 31, 2016. The increase in loans held for sale was due primarily to a $51.5 million increase at the Bank’s subsidiary, Natty Mac Funding, Inc. (“NMF”), partially offset by a $17.9 million decrease in balances at the Bank. Originations and purchases of loans identified as held for sale totaled $14.4 billion during the nine months ended September 30, 2017, compared to $14.8 billion during the same period in 2016, or a decrease of 1.6%.

Loans Receivable, Net.    Loans receivable, net, which are comprised of loans held for investment, increased $266.1 million, or 28.4%, to $1.2 billion at September 30, 2017 compared to December 31, 2016. The increase in net loans was comprised primarily of an increase of $71.9 million, or 30.5%, in residential real estate loans, to $307.6 million at September 30, 2017, a $132.6 million, or 50.8%, increase in multi-family and healthcare financing loans, to $393.6 million at September 30, 2017 and a $96.0 million, or 84.9%, increase in commercial loans, to $210.4 million at September 30, 2017, which were partially offset by a decrease of $41.6 million, or 15.1%, in mortgage warehouse lines of credit loans to $233.5 million at September 30, 2017 from $275.0 million at December 31, 2016. The increase in multifamily and healthcare financing was due to the increased origination volume from $803.4 million for the nine months ended September 30, 2016 to $1.2 billion for the nine months ended September 30, 2017. The decrease in

Merchants Bancorp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

mortgage warehouse lines of credit was due primarily to a $60.9 million decrease in balances and a $19.3 million decrease in participations sold to other financial institutions. The decrease in mortgage warehouse lines of credit was primarily due to a shift from warehouse lines of credit to single family loan participations and an industry decline. The overall increase in Mortgage Warehousing warehouse lines and loan participations loan balances was 5.6% from $1.0 billion at December 31, 2016 to $1.1 billion at September 30, 2017 as the decrease in mortgage warehouse lines of credit was more than offset by a 13.0% increase in loan participations. There was an 8.9% industry decline in single-family residential loan volumes from the nine months ended September 30, 2016 to the nine months ended September 30, 2017, according to the Mortgage Bankers Association. The increase in commercial loans was due primarily to a $74.7 million increase in operating lines of credit secured by mortgage servicing rights and cross-collateralized by gain on sale proceeds from loans funded by the Bank under warehouse facilities.

Mortgage Servicing Rights.    Mortgage servicing rights increased $8.4 million, or 15.6%, to $62.0 million at September 30, 2017 compared to December 31, 2016. During the nine months ended September 30, 2017, additions for originated servicing were $7.8 million and purchased servicing were $1.2 million.  In addition, we added $4.0 million in servicing rights through the acquisition of the Bank’s indirect subsidiary, RICHMAC Funding LLC (“Richmac”), completed in August 2017.  These increases were partially offset by a reduction for paydowns and a fair value decline on serviced loans of $3.8 million and $789,000, respectively.  Mortgage servicing rights are recognized in connection with sales of multi-family loans when we retain servicing of the sold loans, as well as upon purchases of loan servicing portfolios. The mortgage servicing rights are recorded and carried at fair value.

Deposits.    Deposits increased $472.8 million, or 19.5%, to $2.9 billion at September 30, 2017 from $2.4 billion at December 31, 2016. Interest bearing deposits increased $318.3 million, or 17.1%, to $2.2 billion at September 30, 2017, and noninterest bearing deposits increased $154.6 million, to $721.2 million at September 30, 2017. Demand deposits increased $209.3 million, or 19.6%, to $1.3 billion at September 30, 2017, savings deposits increased $40.1 million, or 3.4%, to $1.2 billion at September 30, 2017, while certificates of deposit accounts increased $223.5 million, or 133.3%, to $391.2 million at September 30, 2017. The change in certificates of deposit accounts was largely due to the level of brokered deposits outstanding period to period. Brokered certificates of deposit accounts increased $196.2 million, or 154.5%, to $323.2 million at September 30, 2017 from $127.0 million at December 31, 2016. Brokered savings deposits decreased $105.9 million, or 23.5%, to $344.7 million at September 30, 2017 from $450.6 million at December 31, 2016. To fund increased loan originations, total brokered deposits increased $29.8 million, or 4.7%, to $667.9 million at September 30, 2017 from $638.1 million at December 31, 2016.

Borrowings.    Borrowings totaled $56.6 million at September 30, 2017, a decrease of $382,000, or 0.7%, from December 31, 2016, which represented net repayments on FHLBI advances.

Total Shareholders’ Equity.    Total shareholders’ equity increased $37.0 million, or 17.9%, to $243.3 million at September 30, 2017 from $206.3 million at December 31, 2016. The increase resulted primarily from net income of $34.4 million, shares issued in the Richmac acquisition totaling $8.1 million and a decrease in other comprehensive loss of $157,000, which were partially offset by dividends paid on preferred and common shares of $2.5 million and $3.2 million, respectively, during the period.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

General.    Net income for the three months ended September 30, 2017 was $10.5 million, a decrease of $1.1 million, or 9.8%, from net income of $11.6 million for the three months ended September 30, 2016. The decrease was due primarily to a $3.6 million decrease in noninterest income, a $1.8 million increase in non-interest expense and a $352,000 increase in the provision for loan losses, which were partially offset by a $3.4 million increase in net interest income and a $1.1 million decrease in the provision for income taxes.

Interest Income.    Interest income increased $6.2 million, or 31.2%, to $26.0 million for the three months ended September 30, 2017 from $19.8 million for the three months ended September 30, 2016. This increase was primarily

Merchants Bancorp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

attributable to a $5.2 million increase in interest on loans and loans held for sale, a $434,000 increase in interest on available-for-sale securities and a $749,000 increase in interest on other interest-earning deposits, which were partially offset by a $216,000 decrease in interest on trading securities. The average balance of loans, including loans held for sale, during the three months ended September 30, 2017 increased $268.9 million, or 14.7%, to $2.1 billion from $1.8 billion for the three months ended September 30, 2016, while the average yield on loans increased 51 basis points to 4.16% for the three months ended September 30, 2017 compared to 3.65% for the three months ended September 30, 2016. The increase in the average yield on loans was due to the overall increase in interest rates in the economy period to period.

The average balance of available-for-sale securities increased $107.8 million, or 36.1%, to $406.5 million for the three months ended September 30, 2017 compared to $298.7 million for the three months ended September 30, 2016, and the average yield increased 13 basis points to 1.23% for the three months ended September 30, 2017. The average balance of other interest-earning assets decreased $55.3 million, or 11.8%, to $412.7 million for the three months ended September 30, 2017 from $468.0 million for the three months ended September 30, 2016, while the average yield increased 80 basis points to 1.38% for the three months ended September 30, 2017.  The average balance of trading securities decreased $58.2 million, or 27.6%, to $152.8 million for the three months ended September 30, 2017 compared to $211.0 million for the three months ended September 30, 2016, while the average yield increased 52 basis points to 3.38% for the three months ended September 30, 2017.

Interest Expense.    Total interest expense increased $2.8 million, or 56.8%, to $7.6 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Interest expense on deposits increased $2.6 million, or 87.6%, to $5.7 million for the three months ended September 30, 2017 from the three months ended September 30, 2016. The increase was primarily due to a 38 basis point increase in the average cost of interest-bearing deposits, to 1.05% for the three months ended September 30, 2017 from 0.67% for the same period in 2016, and an increase in the average balance of interest-bearing deposits of $353.5 million, or 19.9%, to $2.1 billion for the three months ended September 30, 2017. The increase was primarily due to the addition of custodial and corporate deposits from existing Mortgage Warehousing segment customers. The increase in the cost of deposits was due to the overall increase in interest rates in the economy period to period.

Interest expense on borrowings increased $116,000, or 6.3%, to $2.0 million for the three months ended September 30, 2017 from $1.8 million for the three months ended September 30, 2016. The increase was due primarily to a $7.5 million, or 13.1%, increase in the average balance outstanding period to period, partially offset by an 80 basis point decrease in the average cost of borrowings to 12.04% for the three months ended September 30, 2017 compared to 12.84% for the three months ended September 30, 2016. The terms of our $30.0 million subordinated debt include a variable interest rate equal to the one-month LIBOR rate plus an applicable margin. Additionally, the debt agreement provides for an additional interest payment of an amount equal to 49.0% of the earnings of our wholly owned subsidiary, NMF. As a result of this payment, the effective cost of borrowings increased from 3.70% and 3.34%, to 12.04% and 12.84% for the three months ended September 30, 2017 and 2016, respectively.

Net Interest Income.     Net interest income increased $3.4 million, or 22.8%, to $18.4 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was due to a 22 basis point increase in our interest rate spread, to 1.98%, for the three months ended September 30, 2017 from 1.76% for the three months ended September 30, 2016, coupled with the overall growth in our interest-earning assets period to period. Our net interest margin increased to 2.38% for the three months ended September 30, 2017 from 2.12% for the three months ended September 30, 2016.

The following table presents, for the periods indicated, information about (i) average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income;

Merchants Bancorp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(iv) the interest rate spread; and (v) the net interest margin. Yields have been calculated on a pre-tax basis. Nonaccrual loans are included in loans and loans held for sale.

	Three Months Ended September 30,
	2017			2016
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest bearing deposits	$412,663	$1,431	1.38%	$467,990	$682	0.58%
Securities available for sale	406,517	1,259	1.23%	298,711	825	1.10%
Trading securities	152,799	1,300	3.38%	210,961	1,516	2.86%
Loans and loans held for sale	2,100,028	22,016	4.16%	1,831,126	16,804	3.65%
Total Interest Earning Assets	3,072,007	26,006	3.36%	2,808,788	19,827	2.81%
Allowance for loan losses	(7,073)			(6,042)
Noninterest-earning assets	113,953			80,146
Total assets	$3,178,887			$2,882,892

Liabilities/Equity:

Interest bearing checking	$623,893	1,757	1.12%	$459,840	650	0.56%
Savings deposits	344,922	223	0.26%	284,092	87	0.12%
Money market	866,010	2,787	1.28%	640,235	1,581	0.98%
Certificates of deposit	296,288	892	1.19%	393,445	698	0.71%
Total deposits	2,131,113	5,659	1.05%	1,777,612	3,016	0.67%
Borrowings	64,509	1,957	12.04%	57,027	1,841	12.84%
Total Interest Bearing Liabilities	2,195,622	7,616	1.38%	1,834,639	4,857	1.05%

Noninterest bearing deposits	715,346			831,816
Noninterest-bearing liabilities	30,910			23,062
Total liabilities	2,941,878			2,689,517
Equity	237,009			193,375
Total liabilities and equity	$3,178,887			$2,882,892
Net interest income		$18,390			$14,970
Interest rate spread			1.98%			1.76%
Net interest-earning assets	$876,385			$974,149
Net interest margin			2.38%			2.12%
Average interest-earning assets to average interest-bearing liabilities			139.92%			153.10%

Provision for Loan Losses.    We recorded a provision for loan losses of $592,000 for the three months ended September 30, 2017, an increase of $352,000, or 146.7%, over the three months ended September 30, 2016.  The allowance for loan losses was $7.5 million, or 0.62% of total loans, at September 30, 2017, compared to $6.0 million, or 0.58% of total loans, at September 30, 2016. Total nonperforming loans were $2.9 million at September 30, 2017, compared to $3.4 million at September 30, 2016. Classified (substandard, doubtful and loss) loans were $5.0 million at September 30, 2017 and $5.4 million at September 30, 2016, and total loans past due greater than 30 days were $10.6 million and $5.3 million at those respective dates. We had no net charge-offs or recoveries during the three months ended September 30, 2017 and 2016. As a percentage of nonperforming loans, the allowance for loan losses was 259.4% at September 30, 2017 compared to 176.0% at September 30, 2016.

Merchants Bancorp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Income.    Noninterest income decreased $3.6 million, or 30.7%, to $8.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease was primarily due to a decrease of $3.3 million in gain on sale of loans, a $199,000 decrease in net loan servicing fees and a $141,000 decrease in mortgage warehouse fees. The gain on sale of loans amounted to $7.2 million during the three months ended September 30, 2017, compared to $10.5 million in the year earlier period, a decrease of 31.4%, due primarily to a decrease in the volume of multi-family rental real estate loan sales in the secondary market. The decrease in loan servicing fees was due primarily to a $1.4 million reduction in the fair value of mortgage servicing rights, partially offset by an increase in servicing fee income.

Noninterest Expense.    Noninterest expense increased $1.8 million, or 24.7%, to $8.9 million for the three months ended September 30, 2017 compared to $7.2 million for the three months ended September 30, 2016. The increase was due primarily to a $1.6 million, or 40.9%, increase in salaries and employee benefits and a $357,000, or 175.0%, increase in professional fees, which were partially offset by a $94,000, or 29.0%, decrease in deposit insurance premiums. The increase in salaries and employee benefits was due primarily to an increase in the number of employees from 139 as of September 30, 2016 to 181 as of September 30, 2017. The decrease in deposit insurance premiums was due primarily to a decrease in the insurance rates period to period.

Income Taxes.    Income tax expense decreased $1.1 million, or 15.1%, to $6.4 million for the three months ended September 30, 2017 from the three months ended September 30, 2016. The decrease was due primarily to the decrease in pretax income period to period. The effective tax rate was 38.1% for the three months ended September 30, 2017 and 39.5% for the three months ended September 30, 2016.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and 2016

General.    Net income for the nine months ended September 30, 2017 was $34.4 million, an increase of $10.0 million, or 41.0%, over the net income of $24.4 million for the nine months ended September 30, 2016. The increase was primarily due to an $8.9 million increase in net interest income and an $11.2 million increase in noninterest income, which were partially offset by a $4.5 million increase in noninterest expense, a $5.2 million increase in the provision for income taxes and a $352,000 increase in the provision for loan losses.

Interest Income.    Interest income increased $15.2 million, or 29.1%, to $67.5 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This increase was primarily attributable to a $12.0 million increase in interest on loans and loans held for sale, a $1.1 million increase in interest on trading securities, a $782,000 increase in interest on available-for-sale securities, and a $1.4 million increase in interest on other interest-earning deposits, including Federal Home Loan Bank of Indianapolis (“FHLBI”) stock. The average balance of loans, including loans held for sale, during the nine months ended September 30, 2017 increased $217.4 million, or 13.3%, to $1.8 billion from $1.6 billion for the nine months ended September 30, 2016, while the average yield on loans increased 44 basis points to 4.11% for the nine months ended September 30, 2017 compared to 3.67% for the nine months ended September 30, 2016. The increase in the average yield on loans was due to the overall increase in interest rates in the economy period to period.

The average balance of trading securities increased $37.1 million, or 27.9%, to $170.2 million for the nine months ended September 30, 2017 compared to $133.1 million for the nine months ended September 30, 2016, while the average yield increased 21 basis points to 3.24% for the nine months ended September 30, 2017. The average balance of available-for-sale securities increased $77.2 million, or 26.7%, to $366.6 million for the nine months ended September 30, 2017 compared to $289.4 million for the nine months ended September 30, 2016, and the average yield increased six basis points to 1.16% for the nine months ended September 30, 2017. The average balance of other interest-earning assets decreased $50.8 million, or 11.1%, to $407.8 million for the nine months ended September 30, 2017 from $458.6 million for the nine months ended September 30, 2016, while the average yield increased 53 basis points to 1.10% for the nine months ended September 30, 2017.

Merchants Bancorp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense.    Total interest expense increased $6.4 million, or 47.4%, to $19.8 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Interest expense on deposits increased $6.2 million, or 77.7%, to $14.2 million for the nine months ended September 30, 2017 from the nine months ended September 30, 2016. The increase was primarily due to a 31 basis point increase in the average cost of interest-bearing deposits, to 0.97% for the nine months ended September 30, 2017 from 0.66% for the same period in 2016, and an increase in the average balance of interest-bearing deposits of $333.9 million, or 20.6%, to $2.0 billion for the nine months ended September 30, 2017. The increase was primarily due to the addition of deposits from existing Mortgage Warehousing segment customers. The increase in the cost of deposits was due to the overall increase in interest rates in the economy period to period. Interest expense on borrowings increased $179,000, or 3.3%, to $5.7 million for the nine months ended September 30, 2017 from $5.5 million for the nine months ended September 30, 2016. The increase was due primarily to a $4.0 million, or 6.8%, increase in the average balance outstanding period to period, which was partially offset by a 41 basis point decrease in the average cost of borrowings to 12.21% for the nine months ended September 30, 2017 compared to 12.62% for the nine months ended September 30, 2016. The terms of our $30.0 million subordinated debt include a variable interest rate equal to the one-month LIBOR rate plus an applicable margin. Additionally, the debt agreement provides for an additional interest payment of an amount equal to 49.0% of the earnings of NMF. As a result of this payment, the effective cost of borrowings increased from 3.54% and 3.20%, to 12.21% and 12.62% for the nine months ended September 30, 2017 and 2016, respectively.

Net Interest Income.    Net interest income increased $8.9 million, or 22.8%, to $47.6 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was due to a 21 basis point increase in our interest rate spread, to 1.92%, for the nine months ended September 30, 2017 from 1.71% for the nine months ended September 30, 2017, coupled with the growth in our interest earning assets period to period. Our net interest margin increased to 2.28% for the nine months ended September 30, 2017 from 2.06% for the nine months ended September 30, 2016.

The following table presents, for the periods indicated, information about (i) average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income;

Merchants Bancorp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(iv) the interest rate spread; and (v) the net interest margin. Yields have been calculated on a pre-tax basis. Nonaccrual loans are included in loans and loans held for sale.

	Nine Months Ended September 30,
	2017			2016
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest bearing deposits	$407,803	$3,357	1.10%	$458,586	$1,970	0.57%
Securities available for sale	366,604	3,175	1.16%	289,448	2,393	1.10%
Trading securities	170,210	4,124	3.24%	133,106	3,015	3.03%
Loans and loans held for sale	1,848,631	56,821	4.11%	1,631,217	44,870	3.67%
Total Interest Earning Assets	2,793,248	67,477	3.23%	2,512,357	52,248	2.78%
Allowance for loan losses	(6,746)			(5,804)
Noninterest-earning assets	109,241			77,299
Total assets	$2,895,743			$2,583,852
Liabilities/Equity:
Interest bearing checking	$555,632	4,362	1.05%	$347,983	1,512	0.58%
Savings deposits	323,953	617	0.25%	274,926	252	0.12%
Money market	853,221	7,515	1.18%	642,185	4,641	0.97%
Certificates of deposit	223,590	1,676	1.00%	357,401	1,571	0.59%
Total deposits	1,956,396	14,170	0.97%	1,622,495	7,976	0.66%
Borrowings	62,005	5,662	12.21%	58,049	5,483	12.62%
Total Interest Bearing Liabilities	2,018,401	19,832	1.31%	1,680,544	13,459	1.07%
Noninterest bearing deposits	623,399			714,038
Noninterest-bearing liabilities	30,119			21,627
Total liabilities	2,671,919			2,416,209
Equity	223,824			167,643
Total liabilities and equity	$2,895,743			$2,583,852
Net interest income		$47,645			$38,789
Interest rate spread			1.92%			1.71%
Net interest-earning assets	$774,847			$831,813
Net interest margin			2.28%			2.06%
Average interest-earning assets to average interest-bearing liabilities			138.39%			149.50%

Provision for Loan Losses.    We recorded a provision for loan losses of $1.1 million for the nine months ended September 30, 2017, an increase of $352,000, or 48.9%, over the nine months ended September 30, 2016.  The allowance for loan losses was $7.5 million, or 0.62% of total loans, at September 30, 2017, compared to $6.0 million, or 0.58% of total loans, at September 30, 2016. Total nonperforming loans were $2.9 million and $3.4 million at September 30, 2017 and 2016, respectively. Classified (substandard, doubtful and loss) loans were $5.0 million at September 30, 2017 and $5.4 million at September 30, 2016, and total loans past due greater than 30 days were $10.6 million and $5.3 million at those respective dates. We had net recoveries of $135,000 during the nine months ended September 30, 2017 and no net charge offs or recoveries during the nine months ended September 30, 2016. As a percentage of nonperforming loans, the allowance for loan losses was 259.4% at September 30, 2017 compared to 176.0% at September 30, 2016.

Noninterest Income.    Noninterest income increased $11.2 million, or 51.9%, to $32.8 million for the nine months ended September 30, 2017 from $21.6 million for the nine months ended September 30, 2016.  The increase was

Merchants Bancorp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

primarily due to an increase of $10.7 million in gain on sale of loans. The gain on sale of loans amounted to $27.8 million during the nine months ended September 30, 2017, compared to $17.1 million in the year earlier period, an increase of 62.6%, due primarily to an increase in the volume of multi-family rental real estate loan sales in the secondary market. The volume of loan originations increased to $1.2 billion for the nine months ended September 30, 2017 compared to $803.0 million for the nine months ended September 30, 2016. The increase is due to growth with our existing customers and adding new relationships.

Noninterest Expense.    Noninterest expense increased $4.5 million, or 23.3%, to $23.8 million for the nine months ended September 30, 2017 compared to $19.3 million for the nine months ended September 30, 2016. The increase was due primarily to a $4.3 million, or 43.2%, increase in salaries and employee benefits.  The increase in salaries and employee benefits was due primarily to an increase in staffing levels from 139 at September 30, 2016 to 181 at September 30, 2017, and a $1.6 million increase in loan commission expenses as a result of our increased level of multi-family loan origination and sales volume.

Income Taxes.    Income tax expense increased $5.2 million, or 32.7%, to $21.1 million for the nine months ended September 30, 2017 from $15.9 million for the nine months ended September 30, 2016. The increase was due primarily to the increase in pretax income period to period. The effective tax rate was 38.1% for the nine months ended September 30, 2017 and 39.5% for the nine months ended September 30, 2016.

Our Segments

We operate in three primary segments: Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. We believe that the Bank’s subsidiary, P/R Mortgage & Investments Corp. (“P/RMIC”), which operates in our Multi-Family Mortgage Banking segment, is one of the largest FHA lenders and GNMA servicers in the country based on aggregate loan principal value. P/RMIC has grown to over $1 billion in annual originations since the beginning of 2015 and services $6.5 billion as of September 30, 2017. The servicing portfolio is primarily Ginnie Mae and is a significant source of our noninterest income and deposits.

Our Mortgage Warehousing segment funds agency eligible loans for non-depository financial institutions from the date of origination or purchase until the date of sale to an investor, which typically takes less than 30 days and is a significant source of our net interest income, loans, and deposits. Mortgage Warehousing has grown to fund over $20 billion of loan principal annually since 2015. Mortgage Warehousing also provides deposits related to the mortgage escrow accounts of its customers.

The Banking segment includes retail banking, commercial lending, agricultural lending, retail and correspondent residential mortgage banking, and Small Business Administration (“SBA”) lending. Banking operates primarily in the Indianapolis metropolitan and Randolph County Indiana markets except for correspondent mortgage banking which, like Multi-family Mortgage Banking and Mortgage Warehousing, is a national business. The Banking segment has a well-diversified customer and borrower base and has experienced significant growth over the past three years. These segments diversify the net income of the Bank and provide synergies across the segments. The strategic opportunities include that P/RMIC loans are funded by the Banking segment and the Banking segment provides GNMA custodial services to P/RMIC. The securities available for sale funded by P/RMIC custodial deposits are pledged to the FHLBI to provide advance capacity during periods of high residential loan volume for mortgage warehousing. Mortgage Warehousing provides leads to correspondent residential lending in the banking segment. Retail and commercial customers provide cross selling opportunities within the banking segment. These and other synergies form a part of our strategic plan.

Merchants Bancorp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended September 30, 2017 and 2016, we had total net income of $10.5 million and $11.6 million, respectively, and for the nine months ended September 30, 2017 and 2016, we had total net income of $34.4 million and $24.4 million, respectively. Net income for our three segments for the respective periods was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Multi-family Mortgage Banking	$2,490	$4,610	$13,790	$7,523
Mortgage Warehousing	5,546	4,849	13,964	11,854
Banking	3,339	2,731	8,793	7,034
Other	(908)	(591)	(2,192)	(2,038)

Total	$10,467	$11,599	$34,355	$24,373

Multi-family Mortgage Banking.    The Multi-family Mortgage Banking segment reported net income for the three months ended September 30, 2017, of $2.5 million, a decrease of $2.1 million, or 46.0%, from the $4.6 million reported for the three months ended September 30, 2016. The decrease was comprised primarily of a $2.9 million decrease in noninterest income, primarily gain on sale of loans and loan servicing fees. The volume of loans originated for sale in the secondary market decreased by $101.0 million, or 42.1%, to $139.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The volume decrease was primarily from non-affiliated originators which results in lower gain on sale compared to our direct originations. Loan servicing fees decreased primarily due to a $1.4 million fair value reduction to the mortgage servicing rights asset. The $3.6 million decrease in pretax income resulted in a $1.5 million decrease in income taxes expense.

The Multi-family Mortgage Banking segment reported net income for the nine months ended September 30, 2017, of $13.8 million, an increase of $6.3 million, or 83.3%, over the $7.5 million reported for the nine months ended September 30, 2016. The increase was comprised primarily of a $11.7 million increase in noninterest income, primarily gain on sale of loans and loan servicing fees, as the volume of loans originated for sale in the secondary market increased by $287.1 million, or 75.5%, to $667.7 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Noninterest expense increased $1.9 million to $7.1 million for the nine months ended September 30, 2017 from $5.1 million for the nine months ended September 30, 2016. This increase was primarily due to a $1.6 million increase in commissions associated with the increased volume. The $9.8 million increase in pretax income resulted in a $3.6 million increase in income taxes expense.

Mortgage Warehousing.    The Mortgage Warehousing segment reported net income for the three months ended September 30, 2017, of $5.5 million, an increase of $697,000, or 14.4%, over the $4.8 million reported for the three months ended September 30, 2016. The increase was comprised primarily of a $1.0 million, or 11.2%, increase in net interest income, due primarily to an increase in the average loan yield. The volume of loans funded during the three months ended September 30, 2017 amounted to $6.2 billion, a decrease of $1.1 billion, or 16.0%, compared to the same period in 2016. The increase in net interest income was partially offset by a $114,000 decrease in noninterest income and a $67,000 increase in noninterest expenses, primarily due to an $86,000 increase in salaries and benefits expense and an $241,000 increase in income taxes.

The Mortgage Warehousing segment reported net income for the nine months ended September 30, 2017, of $14.0 million, an increase of $2.1 million, or 17.8%, over the $11.9 million reported for the nine months ended September 30, 2016. The increase was comprised primarily of a $3.3 million, or 14.1%, increase in net interest income, due primarily to an increase in the average loan yield. The volume of loans funded during the nine months ended September 30, 2017 amounted to $17.3 billion, a decrease of $705.5 million, or 3.9%, compared to the same period in 2016. The increase in net interest income was partially offset by a $316,000 increase in noninterest expenses and an $842,000 increase in income taxes.

Merchants Bancorp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Banking.    The Banking segment reported net income for the three months ended September 30, 2017, of $3.3 million, an increase of $608,000, or 22.3%, over the $2.7 million reported for the three months ended September 30, 2016. The increase was comprised primarily of a $2.0 million increase in net interest income, due primarily to an increase in both the average loan balance outstanding and the average yield on loans. The increase in net interest income was partially offset by a $575,000 decrease in noninterest income, primarily due to lower residential mortgage sales volumes.

The Banking segment reported net income for the nine months ended September 30, 2017, of $8.8 million, an increase of $1.8 million, or 25.0%, over the $7.0 million reported for the nine months ended September 30, 2016. The increase was comprised primarily of a $4.1 million increase in net interest income, due primarily to an increase in both the average loan balance outstanding and the average yield on loans. The increase in net interest income was partially offset by a $1.1 million increase in salaries and employee benefits. The Banking segment's personnel increased for the nine months ended September 30, 2017 compared to the same period in 2016, due primarily to the need to support growth in Merchants Mortgage and commercial banking.

Liquidity and Capital Resources

Our primary sources of funds are business and consumer deposits, escrow and custodial deposits, principal and interest payments on loans, and proceeds from sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash, short-term investments, including interest-bearing demand deposits and trading securities. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $31.7 million and $(423.4) million for the nine months ended September 30, 2017 and 2016, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $377.3 million and $339.6 million for the nine months ended September 30, 2017 and 2016, respectively. Net cash provided by financing activities, which is comprised primarily of net change in deposits, was $466.8 million and $772.2 million for the nine months ended September 30, 2017 and 2016, respectively.

At September 30, 2017, we had outstanding commitments to originate loans of $325.7 million, unused lines of credit of $101.2 million and outstanding letters of credit of $54.2 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2017 totaled $388.1 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLBI advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. At September 30, 2017, based on available collateral and our ownership of FHLBI stock we had access to additional FHLBI advances of up to $440.6 million.

At September 30, 2017, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $275.9 million, or 8.7% of adjusted total assets, which is above the required level of $126.4 million, or 4.0%; total risk-based capital of $283.3 million, or 12.7% of risk-weighted assets, which is above the required level of $178.6 million, or 8.0%; and common equity Tier 1 capital of $275.9 million, or 12.4% of risk-weighted assets, which is above the required level of $100.4 million, or 4.5% of risk-weighted assets. Accordingly, the Bank was categorized as well capitalized at September 30, 2017. Management is not aware of any conditions or events since the most recent notification that would change our category.

At September 30, 2017, the Company exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $220.1 million, or 7.0% of adjusted total assets, which is above the required level of $126.2 million, or 4.0%; total risk-based capital of $227.6 million, or 10.2% of risk-weighted assets, which is above the required level of

Merchants Bancorp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

$178.7 million, or 8.0%; and common equity Tier 1 capital of $178.5 million, or 8.0% of risk-weighted assets, which is above the required level of $100.5 million, or 4.5% of risk-weighted assets. Management is not aware of any conditions or events since the most recent notification that would change our category.

On November 21, 2017, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation finalized a joint proposal and adopted a final rule (the “Transitions Rule”) pursuant to which the current regulatory capital treatment for mortgage servicing rights (“MSRs”), certain temporary difference deferred tax assets, and significant investments in the capital of unconsolidated financial institutions will be indefinitely extended in anticipation of a subsequent notice of proposed rulemaking by such regulators to simplify the regulatory capital treatment of such items. The extension of the capital rules with respect to MSRs is the only portion of the Transitions Rule that is material to the Company.

If the Transitions Rule had not been enacted, beginning January 1, 2018, the Company would have been required to make certain additional deductions and increases to its risk-weighting for the purposes of the Company’s capital calculations, which would have resulted in the Company reporting a lower amount of capital. As a result of the Transitions Rule, there will be no such adjustments to our capital.

Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. We have identified two primary sources of market risk: interest rate risk and price risk.

Interest Rate Risk

Income Simulation and Economic Value Analysis. Interest rate risk measurement is calculated and reported to the ALCO at least quarterly. The information reported includes period-end results and identifies any policy limits exceeded, along with an assessment of the policy limit breach and the action plan and timeline for resolution, mitigation, or assumption of the risk.

We use two approaches to model interest rate risk: Net Interest Income at Risk (NII at Risk) and Economic Value of Equity (EVE). Under NII at Risk, net interest income is modeled utilizing various assumptions for assets, liabilities, and derivatives. EVE measures the period end market value of assets minus the market value of liabilities and the change in this value as rates change. EVE is a period end measurement.

We report NII at Risk to isolate the change in income related solely to interest earning assets and interest-bearing liabilities. The NII at Risk results reflect the analysis used quarterly by management. It models gradual -100, +100 and

Merchants Bancorp

Management’s Discussion and Analysis of Financial Condition and Results of Operations

+200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period. The following table presents NII at Risk as of September 30, 2017 and December 31, 2016.

	Net Interest Income Sensitivity
	Twelve Months Forward
	-100	+100	+200
	(Dollars in thousands)
September 30, 2017
Dollar change	$(15,404)	$11,529	$22,994
Percent change	(16.9)%	12.6%	25.2%

December 31, 2016
Dollar change	$(15,458)	$12,867	$26,083
Percent change	(20.3)%	16.9%	34.2%

Our interest rate risk management policy limits the change in our net interest income to -15% for a 100 basis point move in interest rates, and -20% for a 200 basis point move in rates. At September 30, 2017 we estimated that a -100 basis point change in rates would have caused a greater than 15% decline in net interest income over the forward 12 month period.

However, these estimates were based on a constant-sized balance sheet. Mortgage volumes typically would increase in a -100 basis point scenario which would increase net interest and noninterest income. Management determined these dynamics are sufficient mitigating factors. Management may also remediate situations where we are not within our policy limits by buying or selling assets, buying or selling participations in assets, and changing asset and liability pricing. The EVE results included in the table below reflect the analysis used quarterly by management. It models   immediate -100, +100 and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	-100	+100	+200
	(Dollars in thousands)
September 30, 2017
Dollar change	$2,406	$(6,298)	$(14,141)
Percent change	0.8%	(2.1)%	(4.8)%

December 31, 2016
Dollar change	$2,277	$(5,289)	$(12,100)
Percent change	0.9%	(2.1)%	(4.8)%

Our interest rate risk management policy limits the change in our EVE to -15% for a 100 basis point move in interest rates, and -20% for a 200 basis point move in rates. We are within policy limits set by our board of directors for the -100, +100 and +200 basis point scenarios. The EVE reported at September 30, 2017 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall. The EVE results reported as of September 30, 2017, for all levels of interest rate changes, shows an asset sensitive position.

Merchants Bancorp

ITEM 3        Quantitative and Qualitative Disclosures About Market Risk

The information required under this item is included as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the headings “LIQUIDITY” and “INTEREST SENSITIVITY AND DISCLOSURE ABOUT MARKET RISK”.

ITEM 4        Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective.

(b)        Changes in internal controls.

There has been no change made in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Merchants Bancorp

Part II

Other Information

ITEM 1.       Legal Proceedings

None.

ITEM 1A.    Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our Prospectus.

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On August 15, 2017 the Company issued 383,271 shares of its common stock in exchange for 100% of the equity interests of Richmac as further described in the Prospectus, and the common stock was issued under an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated thereunder. There were no other sales of unregistered securities during the period covered by this report.

On October 26, 2017, the Company sold 6,250,000 shares of common stock in its initial public offering, and on November 2, 2017, the Company issued an additional 937,500 shares of common stock when the underwriters for the initial public offering fully exercised their option to purchase additional shares. The aggregate offering price for the shares sold by the Company was $115.0 million, and after deducting underwriting discounts and offering expenses of approximately $8.7 million paid to third parties, the Company received total net proceeds of $106.3 million. All of the shares were sold pursuant to the Prospectus.

There has been no material change in the planned use of proceeds from our initial public offering as described in the Prospectus. Through the date of filing this Form 10-Q, the Company has contributed $101.9 million of the net proceeds of the initial public offering to the Bank.

ITEM 3.       Defaults Upon Senior Securities

None.

ITEM 4.       Mine Safety Disclosures

Not applicable.

ITEM 5.       Other Information

None.

ITEM 6.       Exhibits

Exhibit
Number	Description

3.1

First Amended and Restated Certificate of Incorporation of Merchants Bancorp (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333- 220623) filed on September 25, 2017)

3.2	Second Amended and Restated By-Laws of Merchants Bancorp (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on November 20, 2017)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Merchants Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Merchants Bancorp

Date:	December 7, 2017	By:	/s/ Michael F. Petrie
Michael F. Petrie
Chief Executive Officer

Date:	December 7, 2017	By:	/s/ John F. Macke
John F. Macke
Principal Financial Officer