Form 10-K
period 2017-12-31
Merchants Bancorp
filed 2018-03-28
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

Commission file number 001‑38258

MERCHANTS BANCORP

(Exact name of Registrant as specified in its charter)

INDIANA	20‑5747400
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11555 North Meridian Street, Suite 400	46032
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (317) 569‑7420

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, without par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒	Smaller reporting company ☐
		(Do not check if a smaller	Emerging growth company ☒
reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

At June 30, 2017 there was not a public market for the Registrant’s common stock.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”) as of March 23, 2018, was $357.5 million.

As of March 23, 2018, 28,692,206 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement, for the 2018 Annual Meeting of its Shareholders to be held June 5, 2018, to be filed within 120 days after December 31, 2017, are incorporated by reference into Part III of this From 10‑K.

MERCHANTS BANCORP

Annual Report on Form 10‑K

For Year Ended December 31, 2017

Information included in or incorporated by reference in this Annual Report on Form 10-K, our other filings with the Securities and Exchange Commission and our press releases or other public statements, contain or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to a discussion of our forward-looking statements and associated risks in Item 1, “Business – Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” and our discussion of risk factors in Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

PART I

Item 1. Business.

Company Overview

Merchants Bancorp (the “Company,” “Merchants,” “we,” “our,” or “us”), an Indiana corporation formed in 2006, is a diversified bank holding company headquartered in Carmel, Indiana and registered under the Bank Holding Company Act of 1956, as amended. We currently operate multiple lines of business with a focus on Federal Housing Administration (“FHA”) multi‑family housing and healthcare facility financing and servicing, mortgage warehouse financing, retail and correspondent residential mortgage banking, agricultural lending and traditional community banking. As of December 31, 2017, we had $3.4 billion in assets, $2.9 billion of deposits and $367.5 million of shareholders’ equity.

We were founded in 1990 as a mortgage banking company, providing financing for multi‑family housing and senior living properties. The shared vision of our founders, Michael Petrie and Randall Rogers, was to create a diversified financial services company, which efficiently operates both nationally through mortgage banking and related services and locally through a community bank. We have grown both organically and through acquisitions focused on expanding our services. We have strategically built our business in a way that we believe offers insulation from cyclical economic and credit swings and may provide synergies across our lines of business.

Merchants Bank of Indiana (“Merchants Bank”), one of our wholly-owned banking subsidiaries, operates under an Indiana charter and provides traditional community banking services, as well as retail and correspondent residential mortgage banking and agricultural lending. Merchants Bank has four depository branches located in Carmel, Indianapolis, and Lynn, Indiana.  Joy State Bank, our other wholly-owned banking subsidiary, which we acquired on January 2, 2018, operates under an Illinois charter and provides traditional community banking services and agricultural lending.  Joy State Bank has two depository branches, with one located in Joy, Illinois and the other located in New Boston, Illinois.

Our Business Segments

We have several lines of business and provide various banking and financial services through our subsidiaries.  Our business segments are defined as multi-family mortgage banking, mortgage warehousing, and banking.

Multi-Family Mortgage Banking

P/R Mortgage and Investment Corp. (“P/RMIC”) and RICHMAC Funding, LLC (“RICHMAC”), subsidiaries of Merchants Bank, are primarily engaged in mortgage banking, specializing in originating and servicing loans for multi‑family rental housing and healthcare facility financing, particularly for senior living properties. In August 2017, P/RMIC acquired RICHMAC, a national multi‑family housing mortgage lender, to compliment and expand the products and services offered by P/RMIC.  Through the RICHMAC acquisition, P/R Mortgage gained the ability to originate and service Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) Affordable multi-family products.

Through the Multi-Family Mortgage Banking segment, we primarily originate FHA loans that are sold as Government National Mortgage Association (“Ginnie Mae”), Freddie Mac Affordable, and Fannie Mae Affordable mortgage backed securities within approximately 30 days. The loans are sold and servicing is retained. Other originations include bridge and permanent financing that are referred to the Banking segment. These loans eventually become permanent FHA financings through this segment. In addition to the loans originated directly through Multi-Family Mortgage Banking, we also fund loans brought to us by non‑affiliated entities.

The segment’s primary source of funding is the national secondary mortgage market. Investors in the market are large financial institutions, brokerage companies, insurance companies and real estate investment trusts. P/RMIC is an approved FHA lender and a Ginnie Mae issuer of mortgage backed securities. It is also an approved Multi-family Accelerated Processing and Housing and Urban Development (“HUD”) section 232 LEAN lender and a Rural Housing Service (“RHS”) approved lender for their Section 538 program. RICHMAC is an approved Freddie Mac and Fannie Mae Affordable lender. These programs facilitate secondary market activities in order to provide funding for the multi‑family mortgage market.

Multi-Family Mortgage Banking also funds loans through the sale of participation interests to Merchants Bank, where they accrue interest for approximately 30 days before delivery to the end investor. Generally, these loans have 35 year fixed rates with 10 year call protection. The loans are predominantly insured by the FHA and RHS and rate locked as forward delivery Ginnie Mae, Fannie Mae and Freddie Mac securities, who guarantees the timely payment of principal and interest to investors. It also services or sub-services the loans for a fee.

Mortgage Warehousing

Merchants Bank started our warehouse lending business in 2009 as a result of dislocation in the market. Merchants Bank currently has warehouse lines of credit and loan participations with some of the largest non‑depository financial institutions and mortgage bankers in the country.

Under its warehouse program, Merchants Bank provides warehouse financing arrangements to lenders for the origination and sale of residential mortgage loans. Merchants Bank structures its funding primarily as a loan participation and also offers secured lines of credit. Agency eligible (Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), governmental (FHA insured or Veterans Affairs (“VA”) or United States Department of Agriculture (“USDA”) guaranteed), and jumbo residential mortgage loans that are secured by mortgages placed on single and multi-family properties may be purchased and placed on each mortgage warehouse line.

Through Natty Mac Funding, Inc. (“NMF”), a wholly-owned subsidiary of Merchants Bank, we engage in loan participations and warehouse financing with Home Point Financial Corporation ("Home Point") and its subsidiaries and correspondent customers. We entered into a Revolving Loan and Subordinated Loan Agreement whereby Home Point invested $30 million in our subordinated debt.  In turn, we invested the proceeds into Merchants Bank and then to NMF. NMF provides $300 million of lending capacity to Home Point and its subsidiaries and correspondent customers. We earn net interest income and use Home Point custodial deposits to fund the loans. This funding model is scalable to other mortgage warehouse clients.

Banking

Commercial Lending and Retail Banking

Merchants Bank holds loans in its portfolio comprised of multi‑family construction and bridge loans referred by P/RMIC and RICHMAC, owner occupied commercial real estate loans, commercial & industrial loans, agricultural loans, residential mortgage loans and consumer loans. Merchants Bank receives deposits from customers located primarily in Hamilton, Marion, Randolph and surrounding counties in Indiana and from the escrows generated by the servicing activities of P/RMIC.  Joy State Bank receives deposits from customers located primarily in Mercer County, Illinois.

Agricultural Lending

Merchants Bank’s Lynn office, located in Lynn, Randolph County, Indiana, primarily provides agricultural loans within its designated CRA area of Randolph and Wayne counties in Eastern Indiana and nearby Darke County, Ohio. Joy State Bank primarily provides agricultural loans within its designated CRA area of Mercer County in Western Illinois.  Merchants Bank and Joy State Bank offer operating lines of credit for crop and livestock production, intermediate term financing to purchase agricultural equipment and breeding livestock and long‑term financing to purchase agricultural real estate. Merchants Bank is approved to sell agricultural loans in the secondary market through the Farmer Mac and uses this relationship to manage interest rate risk within the agricultural loan portfolio.

Single Family Mortgage Lending, Correspondent Lending and Servicing

Merchants Mortgage is the branded arm and division of Merchants Bank that is a full service single‑family mortgage origination and servicing platform that we launched in February 2013. Merchants Mortgage is both a retail and correspondent mortgage lender. Merchants Mortgage offers agency eligible, jumbo fixed and hybrid adjustable rate mortgages for purchase or refinancing of single‑family residences. Other products include construction, bridge and lot financing and home equity lines of credit (“HELOC”), including the All‑in‑One® product, which links a customer’s checking account balance to a first lien HELOC. Merchants Mortgage generates revenues from fees charged to borrowers, interest income during the warehouse period, and gain on sale of loans to investors. There are multiple investor outlets, including direct sale capability to Fannie Mae, Freddie Mac, Federal Home Loan Bank of Indianapolis (“FHLBI”), and other third party investors to allow Merchants Mortgage a best execution at sale. Merchants Mortgage also originates loans held for investment and earns interest income over the life of the loan.

SBA Lending

Merchants Bank participates in the Small Business Administration (“SBA”) 7(a) program in order to meet the needs of our small business community, and help diversify our retail revenue stream.  In January of 2018, Merchants Bank was awarded Preferred Lender Program (“PLP”) status, the SBA’s highest level of approval that a lender can hold.  This designation provides us delegated loan approval, closing and servicing authority that enables loan decisions to be made more rapidly.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 23, “Segment Information,” in the notes to our Consolidated Financial Statements for further discussion of our segments.

Competition

We compete in a number of areas, including commercial and retail banking, residential mortgages, and multi‑family FHA, Fannie Mae, Freddie Mac affordable loan originations in the multi‑family and health care sectors. These industries are highly competitive, and Merchants Bank and its subsidiaries face strong direct competition for deposits, loans, and FHA loan originations and other financial‑related services. We compete with other non-depository financial institutions and community banks, thrifts and credit unions. Although some of these competitors are situated locally, others have statewide or regional presence. In addition, we compete with large banks and other financial intermediaries, such as consumer finance companies, brokerage firms, mortgage banking companies, business leasing and finance companies, insurance companies, multi-family loan origination businesses, securities firms, mutual funds and certain government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. Additionally, we face growing competition from online businesses with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, as well as automated retirement and investment service providers. We believe that the range and quality of products that we offer, the knowledge of our personnel and our emphasis on building long‑lasting relationships sets us apart from our competitors.

Employees

As of December 31, 2017, we had approximately 194 employees. Merchants Bank was named one of the “Best Places to Work in Indiana” in 2016, 2017, and 2018 by the Indiana Chamber of Commerce. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

Corporate Information

Our principal executive offices are located at 11555 North Meridian Street, Suite 400, Carmel, Indiana 46032, and our telephone number at that address is (317) 569‑7420. Our website address is www.merchantsbankofindiana.com. The information contained on our website is not a part of, or incorporated by reference into, this report.

Recent Event

 Joy State Bank.    On January 2, 2018 we acquired Joy State Bank, an Illinois chartered bank located in Joy, Illinois for a purchase price of approximately $5.5 million. At December 31, 2017, Joy State Bank had $43.0 million of assets and $36.8 million of deposits. The acquisition of Joy State Bank is expected to provide access to the Mortgage Partnership Finance Program, an attractive program for member banks offered through the Federal Home Loan Bank of Chicago which Merchants Bank, as an Indiana chartered state bank, cannot access.

SUPERVISION AND REGULATION

General

Insured banks, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Indiana Department of Financial Institutions (“IDFI”), Illinois Department of Financial and Professional Regulation (“IDFPR”), Board of Governors of the Federal Reserve System (“Federal Reserve”), Federal Deposit Insurance Corporation (“FDIC”), and Consumer Financial Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, anti‑money laundering laws enforced by the U.S. Department of the Treasury (the “Treasury”) and mortgage related rules, including with respect to loan securitization and servicing by HUD and agencies such as Ginnie Mae and Freddie Mac, have an impact on our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our operations and results, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC‑insured deposits and depositors of banks, rather than their shareholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can impact the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to us. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Merchants Bancorp

Bank Holding Company Act of 1956, as amended

We, as the sole shareholder of Merchants Bank, are a bank holding company (“BHC”) within the meaning of the Bank Holding Company Act of 1956, as amended (“BHC Act”). As a BHC, we are subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of Federal Reserve. The BHC Act requires a BHC to file an annual report of its operations and such additional information as the Federal Reserve may require.

Acquisition of Banks

Generally, the BHC Act governs the acquisition and control of banks and nonbanking companies by BHCs.

A BHC’s acquisition of 5% or more of the voting shares of any other bank or BHC generally requires the prior approval of the Federal Reserve and is subject to applicable federal and state law. The Federal Reserve evaluates acquisition applications based on, among other things, competitive factors, supervisory factors, adequacy of financial and managerial resources, and banking and community needs considerations.

The BHC Act also prohibits, with certain exceptions, a BHC from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any “nonbanking” company unless the Federal Reserve finds the nonbanking activities be “so closely related to banking . . . as to be a proper incident thereto” or another exception applies. The current regulations of the Federal Reserve permit a BHC and its nonbank subsidiaries, among other activities, to engage in such banking‑related business ventures as consumer finance, equipment leasing, data processing, mortgage banking, financial and investment advice, and securities brokerage services. The BHC Act does not place territorial restrictions on the activities of a BHC or its nonbank subsidiaries.

The BHC Act and Change in Bank Control Act, together with related regulations, prohibit acquisition of “control” of a bank or BHC without prior notice to certain federal bank regulators. The BHC Act defines “control,” in certain cases, as the acquisition of as little as 10% of the outstanding shares of any class of voting stock. Furthermore, under certain circumstances, a BHC may not be able to purchase its own shares where the gross consideration will equal 10% or more of the Company’s net worth, without obtaining approval of the Federal Reserve.

The Federal Reserve Act subjects banks and their affiliates to certain requirements and restrictions when dealing with each other (affiliate transactions include transactions between a bank and its BHC).

Permitted Activities

Under the BHC Act, a BHC is generally permitted to engage in, or acquire direct or indirect control of the voting shares of companies engaged in, a wider range of nonbanking activities that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking, including:

•factoring accounts receivable;

•making, acquiring, brokering or servicing loans and usual related activities in connection with the foregoing;

•leasing personal or real property under certain conditions;

•operating a non‑bank depository institution, such as a savings association;

•engaging in trust company functions in a manner authorized by state law;

•financial and investment advisory activities;

•discount securities brokerage activities;

•underwriting and dealing in government obligations and money market instruments;

•providing specified management consulting and counseling activities;

•performing selected data processing services and support services;

•acting as an agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•performing selected insurance underwriting activities.

The Federal Reserve may order a BHC or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the BHC’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries. A qualifying BHC that elects to be treated as a financial holding company may also engage in, or acquire direct or indirect control of the voting shares of companies engaged in activities that are financial in nature or incidental to such financial activity or are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of the institution or the financial system generally. We have not elected, and presently do not intend to elect, to be treated as a financial holding company.

Support of Subsidiary Institutions

The Federal Reserve has issued regulations under the BHC Act requiring a BHC to serve as a source of financial and managerial strength to its subsidiary banks. Pursuant to such regulations a BHC should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity.

Repurchase or Redemption of Shares

A BHC is generally required to give the Federal Reserve prior written notice of any purchase or redemption of its own then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve. The Federal Reserve has adopted an exception to this approval requirement for well‑capitalized BHCs that meet certain conditions.

Merchants Bank and Joy State Bank

Merchants Bank is an Indiana chartered bank subject to supervision and regulation by the FDIC and IDFI.  Joy State Bank is an Illinois chartered bank subject to supervision and regulation by the FDIC and IDFPR.

Bank Secrecy Act and USA Patriot Act

The Bank Secrecy Act (“BSA”), enacted as the Currency and Foreign Transactions Reporting Act, requires financial institutions to maintain records of certain customers and currency transactions and to report certain domestic and foreign currency transactions, which may have a high degree of usefulness in criminal, tax, or regulatory investigations or proceedings. This law requires financial institutions to develop a BSA compliance program.

The Patriot Act, enacted as the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, is comprehensive anti‑terrorism legislation. Title III of the Patriot Act requires financial institutions to help prevent and detect international money laundering and the financing of terrorism and prosecute those involved in such activities. The Treasury has adopted additional requirements to further implement Title III.

These regulations have established a mechanism for law enforcement officials to communicate names of suspected terrorists and money launderers to financial institutions, enabling financial institutions to promptly locate accounts and transactions involving those suspects. Financial institutions receiving names of suspects must search their account and transaction records for potential matches and report positive results to the Treasury’s Financial Crimes Enforcement Network (“FinCEN”). Each financial institution must designate a point of contact to receive information requests. These regulations outline how financial institutions can share information concerning suspected terrorist and money laundering activity with other financial institutions under the protection of a statutory safe harbor if each financial institution notifies FinCEN of its intent to share information. The Treasury has also adopted regulations to prevent money laundering and terrorist financing through correspondent accounts that U.S. financial institutions maintain on behalf of foreign banks. These regulations also require financial institutions to take reasonable steps to ensure that they are not providing banking services directly or indirectly to foreign shell banks. In addition, banks must have procedures to verify the identity of their customers.

Merchants Bank and Joy State Bank established an anti‑money laundering program pursuant to the BSA and a customer identification program pursuant to the Patriot Act. Merchants Bank and Joy State Bank also maintain records of cash purchases of negotiable instruments, file reports of certain cash transactions exceeding $10,000 (daily aggregate amount), and reports suspicious activity that might signify money laundering, tax evasion, or other criminal activities pursuant to the BSA. Merchants Bank and Joy State Bank otherwise have implemented policies and procedures to comply with the foregoing requirements.

FDIC Improvement Act of 1991

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) amended the Federal Deposit Insurance Act to require, among other things, federal bank regulatory authorities to take “prompt corrective action” with respect to banks which do not meet minimum capital requirements. The FDICIA established five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC has adopted regulations to implement the prompt corrective action provisions of FDICIA.

“Undercapitalized” banks are subject to growth limitations and are required to submit a capital restoration plan. The bank’s BHC is required to guarantee that the bank will comply with the plan and provide appropriate assurances of performance. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. “Significantly undercapitalized” banks are subject to one or more restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks, and restrictions on compensation of executive officers. “Critically undercapitalized” institutions may not, beginning 60 days after becoming “critically undercapitalized,” make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any transaction outside the ordinary course of business. In addition, “critically undercapitalized” institutions are subject to appointment of a receiver or conservator.

Currently, a “well capitalized” institution is one that has a total risk‑based capital ratio of at least 10%, a Tier 1 risk‑based capital ratio of at least 8%, a Tier 1 leverage ratio of at least 5%, a common equity Tier 1 risk‑based capital ratio of at least 6.5%, and is not subject to regulatory direction to maintain a specific level for any capital measure. An “adequately capitalized” institution is one that has ratios of at least 8%, 6%, 4% and 4.5%, respectively. An institution is “undercapitalized” if any of its respective ratios is less than 8%, 6%, 4% and 4.5%, as applicable. “Significantly undercapitalized” institutions have ratios of less than 6%, 4%, 3% and 3%, respectively. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity to total assets that is 2% or less.

At December 31, 2017, Merchants Bank was well capitalized, as defined by the FDICIA and applicable FDIC regulations.

Deposit Insurance Fund and Financing Corporation Assessments

The Deposit Insurance Fund (“DIF”) of the FDIC insures the deposits of Merchants Bank and Joy State Bank up to $250,000 per depositor, qualifying joint accounts, and certain other accounts. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The Dodd‑Frank Wall Street Reform and Consumer Protection Act (the “Dodd‑Frank Act”) requires the FDIC to set a DIF reserve ratio of 1.35% of estimated insured deposits and to achieve this ratio by September 30, 2020.

The FDIC’s risk‑based assessment system requires insured institutions to pay deposit insurance premiums based on the risk that each institution poses to the DIF. The FDIC recently changed the methodology for determining assessment rates. Through the second quarter of 2016, the FDIC assigned each insured depository institution to one of four risk categories based on the institution’s regulatory capital levels, supervisory evaluations, and certain other factors. The institution’s risk category determines its assessment rate. Certain factors, such as brokered deposits in excess of a certain ceiling, could result in adjustments to an assessment rate. The rate is applied to the institution’s total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital).

Beginning in the third quarter of 2016, the first quarter after the quarter in which the DIF reserve ratio exceeded 1.15%, a new assessment regulation took effect for banks with less than $10.0 billion in assets and that have been FDIC‑insured for at least five years, such as Merchants Bank and Joy State Bank. The rule replaces the four risk categories with a financial ratios method based on a statistical model estimating the insured depository institution’s probability of failure over three years. The rule eliminates the adjustment factor for brokered deposits; lowers the range of assessment rates authorized to 0.015% per annum for an institution posing the least risk, to 0.40% per annum for an institution posing the most risk; and will further lower the range of assessment rates if the reserve ratio of the Deposit Insurance Fund increases to 2% or more.

In addition to its risk‑based insurance assessments, the FDIC also imposes assessments to help make $780 million in annual interest payments on approximately $8 billion of bonds issued in the late 1980s by a government corporation, the Financing Corporation (“FICO”), to help finance the recovery of the thrift industry from the savings and loan crisis. For the first quarter of 2017, Merchants Bank’s FICO assessment was equal to 0.00135%, or 0.0054% annually, per $100 of assessment base. FICO assessments will continue until all outstanding bonds mature in 2019.

Dividends

We are a legal entity separate and distinct from Merchants Bank and Joy State Bank. There are various legal limitations on the extent to which Merchants Bank or Joy State Bank can supply funds to us. Our principal source of funds consists of dividends from Merchants Bank. State and federal law restrict the amount of dividends that banks may pay to its shareholders or BHC. The specific limits depend on a number of factors, including the bank’s type of charter, recent earnings, recent dividends, level of capital and regulatory status. The regulators are authorized, and under certain circumstances are required, to prohibit the payment of dividends or other distributions if the regulators determine that making such payments would be an unsafe or unsound practice. For example, the FDICIA generally prohibits an insured depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its BHC if the distribution would cause the bank to become undercapitalized.

In addition, under Indiana law, Merchants Bank must obtain the approval of the IDFI prior to the payment of any dividend if the total of all dividends declared by Merchants Bank during the calendar year, including any proposed dividend, would exceed the sum of its net income for the year to date combined with its retained net income for the previous two (2) years.

As of 2016, the capital regulations began to limit a depository institution’s ability to make capital distributions if it does not hold a specified capital conservation buffer above the required minimum risk‑based capital ratios. There is a phase‑in period that began in 2016 and concludes in 2019 with a buffer requirement of 2.5%. For 2017, the requirement is 1.25%. Regulators also review and limit proposed dividend payments as part of the supervisory process and review of an institution’s capital planning. In addition to dividend limitations, Merchants Bank and Joy State bank are subject to certain restrictions on extensions of credit to us, on investments in our shares or other securities and in taking such shares or securities as collateral for loans.

Community Reinvestment Act

The CRA requires that the federal banking regulators evaluate the record of a financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. Regulators also consider these factors in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on Merchants Bank and Joy State Bank.

Capital Requirements and Basel III

Apart from the capital levels for insured depository institutions that were established by the FDICIA for the prompt corrective action regime discussed above, the federal regulators have issued rules that impose minimum capital requirements on both insured depository institutions and their holding companies (with the exception of BHCs with less than $1 billion in pro forma consolidated assets and that meet other prerequisites). Although the rules contain certain standards applicable only to large, internationally active banks, many of them apply to all banking organizations, including us and Merchants Bank. The institutions and companies subject to the rules are referred to collectively herein as “covered” banking organizations. By virtue of a provision in the Dodd‑Frank Act known as the Collins Amendment, the requirements must be the same at both the institution level and the holding company level. The minimum capital rules have undergone several revisions over the years. The current requirements, which began to take effect in 2015, are based on the international Basel III capital framework. These requirements apply to all covered banking organizations (including us) with some requirements phasing in over time. However, on November 21, 2017, the Federal Reserve,

Office of the Comptroller of the Currency, and FDIC finalized a joint proposal and adopted a final rule (the “Transitions Rule”) pursuant to which the regulatory capital treatment then in place for mortgage servicing rights (“MSRs”), certain temporary difference deferred tax assets, and significant investments in the capital of unconsolidated financial institutions was indefinitely extended in anticipation of a subsequent notice of proposed rulemaking by such regulators to simplify the regulatory capital treatment of such items (the “Simplification NPR”). The extension of the capital rules with respect to MSRs is the only portion of the Transitions Rule that is material to the us. If the Transitions Rule had not been enacted, beginning January 1, 2018,  we would have been required to make certain additional deductions and increases to its risk-weighting for the purposes of the our capital calculations, which would have resulted in the us reporting a lower amount of capital. As a result of the Transitions Rule, there will be no such adjustments to our capital.

The minimum capital requirements for all covered banking organizations (including holding companies) are the same as the “adequately capitalized” standards in the prompt corrective action regime: a common equity tier 1 risk‑based capital ratio of 4.5%, a tier 1 risk‑based capital ratio of 6%, a total risk‑based capital ratio of 8%, and a leverage ratio of 4%. Other requirements that apply to us and Merchants Bank are phasing in, including the following provisions that:

•limit to 10% of a bank’s common equity Tier 1 capital each of the MSRs, certain temporary difference deferred tax assets, and significant investments in the common stock of certain unconsolidated banking, financial and insurance entities (“unconsolidated financial institutions”). If any of these components exceeds the 10% threshold, the excess amount must be deducted from common equity;

•set a cumulative limit on MSRs, certain temporary difference deferred tax assets, and significant investments in the common stock of certain unconsolidated financial institutions of 15% of a bank’s common equity Tier 1 capital. If these combined components exceed the 15% threshold, the surplus amount must be deducted from common equity;

•require that 80% of the amount of non‑significant investments in the capital of an unconsolidated financial institution above the 10% threshold be deducted, and that significant investments in the capital stock of unconsolidated financial institutions not in the form of common stock be deducted from regulatory capital in their entirety by applying the corresponding deduction approach;

•set a new additional capital conservation buffer discussed above under Dividends of 2.5% of risk‑weighted assets over each of the required risk‑based capital ratios that must be met to avoid limitations in the ability of a bank to pay dividends, repurchase shares or pay discretionary bonuses; and

•raise the risk‑weights of certain assets for purposes of calculating the risk‑based capital ratios for high volatility commercial real estate (“HVCRE”) acquisition, development and construction (“ADC”) loans, certain past due non‑residential mortgage loans and certain mortgage‑backed and other securities exposures.

The Simplification NPR would change the capital treatment of MSRs, temporary difference deferred tax assets, and investments in the capital of unconsolidated financial institutions by (i) lifting the threshold at which any amount of these asset classes individually must be deducted from common equity Tier 1 capital from 10% to 25% of such capital and (ii) for investments in the capital of unconsolidated financial institutions that are not deducted from common equity Tier 1 capital, replacing the 250% risk weight with the relevant risk weight for the exposure category of the investment. The 250% risk weight would continue to apply to non‑deducted MSRs and temporary difference deferred tax assets. The Simplification NPR would eliminate (i) the aggregate 15% deduction threshold that applies collectively to MSRs, temporary difference deferred tax assets, and significant investments in the common stock of unconsolidated financial institutions; (ii) the 10% common equity Tier 1 capital deduction threshold for non‑significant investments in the capital of unconsolidated financial institutions; (iii) the deduction treatment for significant investments in the capital of unconsolidated financial institutions not in the form of common stock; and (iv) the distinct treatments for significant and non‑significant investments in the capital of unconsolidated financial institutions.

The Simplification NPR also would revise the standardized risk‑based capital rules by replacing the exposure category of HVCRE loans, which are risk‑weighted at 150%, with a new category of high volatility acquisition, development or construction (“HVADC”) loans, which would be risk‑weighted at 130%. The definition of HVADC is intended to simplify and clarify the current definition of HVCRE loans. The regulators expect that, in the aggregate, the new definition would capture more loans than does the current definition.

In addition to modifications of the new capital rules, the Simplification NPR also would replace the current rules for the inclusion of minority interests in capital with a rule that would allow a non‑advance approaches banking organization to include common equity Tier 1, Tier 1, and total capital minority interests in consolidated subsidiaries up to and including 10% of the organization’s common equity Tier 1, Tier 1, and total capital (before the inclusion of any minority interest), respectively.

The capital treatment of the Transition will remain in effect until the Simplification NPR is finalized and becomes effective or until the Transitions NPR is otherwise superseded.

The Dodd‑Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd‑Frank Act was signed into law. The Dodd‑Frank Act represented a sweeping reform of the U.S. supervisory and regulatory framework applicable to financial institutions and capital markets in the wake of the global financial crisis, certain aspects of which are described below in more detail. In particular, and among other things, the Dodd‑Frank Act: (i) created a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; (ii) created the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; (iii) narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; (iv) imposed more stringent capital requirements on bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions; (v) with respect to mortgage lending, (a) significantly expanded requirements applicable to loans secured by 1‑4 family residential real property, (b) imposed strict rules on mortgage servicing, and (c) required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards; (vi) repealed the prohibition on the payment of interest on business checking accounts; (vii) restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; (viii) in the so‑called “Volcker Rule,” subject to numerous exceptions, prohibited depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading; (ix) provided for enhanced regulation of advisers to private funds and of the derivatives markets; (x) enhanced oversight of credit rating agencies; and (xi) prohibited banking agency requirements tied to credit ratings. These statutory changes shifted the regulatory framework for financial institutions, impacted the way in which they do business and have the potential to constrain revenues.

Numerous provisions of the Dodd‑Frank Act were required to be implemented through rulemaking by the appropriate federal regulatory agencies. Many of the required regulations have been issued and others have been released for public comment, but are not final. Although the reforms primarily targeted systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time.

Consumer Financial Services

The structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to oversee and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including Merchants Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over insured depository institutions and their holding companies with more than $10 billion in assets. (The CFPB has similar authority over certain nonbanking organizations.) Banks and savings institutions with $10 billion or less in assets, like Merchants Bank and Joy State Bank, will continue to be examined by their primary federal regulators, which can be expected to nonetheless look to the rulings and enforcements actions of the CFPB as they carry out their supervision of larger institutions.

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd‑Frank Act address mortgage and mortgage‑related products, their underwriting, origination, servicing and sales. The Dodd‑Frank Act significantly expanded underwriting requirements applicable to loans secured by 1‑4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd‑Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd‑Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset‑backed securities that the securitizer issues, if the loans do not comply with the ability‑to‑repay standards described below. The risk retention requirement generally is 5%, but could be increased or decreased by regulation. Merchants Bank does not currently expect the CFPB’s rules to have a significant impact on its operations, except for higher compliance costs.

S.A.F.E. Act

Regulations issued under the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the “S.A.F.E. Act”) require residential mortgage loan originators who are employees of institutions regulated by the foregoing agencies, including national banks, to meet the registration requirements of the S.A.F.E. Act. The S.A.F.E. Act requires residential mortgage loan originators who are employees of regulated financial institutions to register with the Nationwide Mortgage Licensing System and Registry, a database created by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators to support the licensing of mortgage loan originators by the states. The S.A.F.E. Act generally prohibits employees of regulated financial institutions from originating residential mortgage loans unless they obtain and annually maintain registration as a registered mortgage loan originator.

Mortgage Origination

On January 10, 2013, the CFPB issued a final rule implementing the “ability to repay” requirement in the Dodd‑Frank Act. This rule, among other things, requires lenders to consider a consumer’s ability to repay a mortgage loan before extending credit to the consumer, and limits prepayment penalties. The rule also establishes certain protections from liability for mortgage lenders with regard to the “qualified mortgages” they originate. This rule includes within the definition of a “qualified mortgage” a loan with a borrower debt‑to‑income ratio of less than or equal to 43% or, alternatively, a loan eligible for purchase by Fannie Mae or Freddie Mac while they operate under federal conservatorship or receivership, and loans eligible for insurance or guarantee by the FHA, VA or USDA. Additionally, a qualified mortgage may not: (i) contain excess upfront points and fees; (ii) have a term greater than 30 years; or (iii) include interest−only or negative amortization payments. This rule became effective January 10, 2014, and it has not had a significant impact on its mortgage production operations since most of the loans Merchants Bank currently originates would constitute “qualified mortgages” under the rule.

Mortgage Servicing

On January 17, 2013, the CFPB issued a series of final rules as part of an ongoing effort to address mortgage servicing reforms and create uniform standards for the mortgage servicing industry. The rules increase requirements for communications with borrowers, address requirements around the maintenance of customer account records, govern procedural requirements for responding to written borrower requests and complaints of errors, and provide guidance around servicing of delinquent loans, foreclosure proceedings and loss mitigation efforts, among other measures. These rules became effective on January 10, 2014, and have increased the costs to service loans across the mortgage industry, including our mortgage servicing operations.

Several state agencies overseeing the mortgage industry have entered into settlements and enforcement consent orders with mortgage servicers regarding certain foreclosure practices. These settlements and orders generally require servicers, among other things, to: (i) modify their servicing and foreclosure practices, for example, by improving communications with borrowers and prohibiting dual‑tracking, which occurs when servicers continue to pursue foreclosure during the loan modification process; (ii) establish a single point of contact for borrowers throughout the loan modification and foreclosure processes; and (iii) establish robust oversight and controls of third party vendors, including outside legal counsel, that provide default management or foreclosure services. Although we are not a party to any of these settlements or consent orders, we, like many mortgage servicers, have voluntarily adopted these servicing and foreclosure standards due to competitive pressures.

Loan Originator Compensation

On January 20, 2013 the CFPB issued a final rule under the Truth in Lending Act (Regulation Z) which imposed several requirements and restrictions on the compensation of residential mortgage loan originators. These compensation rules are intended to prevent originators from steering consumers into higher cost mortgages.

Consumer Laws

Merchants Bank and Joy State Bank must comply with a number of federal consumer protection laws, including, among others:

•the Gramm‑Leach‑Bliley Act, which requires a bank to maintain privacy with respect to certain consumer data in its possession and to periodically communicate with consumers on privacy matters;

•the Right to Financial Privacy Act, which imposed a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•the Fair Debt Collection Practices Act, which regulates the timing and content of debt collection communications;

•the Truth in Lending Act and Regulation Z thereunder, which requires certain disclosures to consumer borrowers regarding the terms of their loans;

•the Fair Credit Reporting Act, which regulates the use and reporting of information related to the credit history of consumers;

•the Equal Credit Opportunity Act and Regulation B thereunder, which prohibits discrimination on the basis of age, race and certain other characteristics, in the extension of credit;

•the Homeowners Equity Protection Act, which requires, among other things, the cancellation of mortgage insurance once certain equity levels are reached;

•the Home Mortgage Disclosure Act and Regulation C thereunder, which require mortgage lenders to report certain public loan data;

•the Fair Housing Act, which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics;

•the Real Estate Settlement Procedures Act and Regulation X thereunder, which imposes conditions on the consummation and servicing of mortgage loans;

•the Truth in Savings Act and Regulation DD thereunder, which requires certain disclosures to depositors concerning the terms of their deposit accounts; and

•the Electronic Funds Transfer Act and Regulation E thereunder, which governs various forms of electronic banking. This statute and regulation often interact with Regulation CC of the Federal Reserve Board, which governs the settlement of checks and other payment system issues.

Future Legislation

In addition to the specific legislation described above, the current administration has signed a number of executive orders and memoranda that could directly impact the regulation of the banking industry. Congress is also considering legislation. The orders and legislation may change banking statutes and our operating environment in substantial and unpredictable ways by increasing or decreasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance among banks, savings associations, credit unions, and other financial institutions.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains certain “forward‑looking statements” within the meaning of and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,”

“might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward‑looking nature. These forward‑looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution that any such forward‑looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward‑looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward‑looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward‑looking statements, including those factors identified in “Item 1A - Risk Factors” or “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the following:

•business and economic conditions, particularly those affecting the financial services industry and our primary market areas;

•our ability to successfully manage our credit risk and the sufficiency of our allowance for loan loss;

•factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;

•compliance with governmental and regulatory requirements, including the Dodd‑Frank Act and others relating to banking, consumer protection, securities and tax matters;

•our ability to maintain licenses required in connection with multi‑family mortgage origination, sale and servicing operations;

•our ability to identify and address cyber‑security risks, fraud and systems errors;

•our ability to effectively execute our strategic plan and manage our growth;

•changes in our senior management team and our ability to attract, motivate and retain qualified personnel;

•governmental monetary and fiscal policies, and changes in market interest rates;

•liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;

•incremental costs and obligations associated with operating as a public company;

•effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•the impact of any claims or legal actions to which we may be subject, including any effect on our reputation; and

•changes in federal tax law or policy.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. Any forward‑looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward‑looking statement, whether as a result of new information, future developments or otherwise.

Item 1A. Risk Factors

The risks described below, together with all other information included in this report should be carefully considered.. Any of the following risks, as well as risks that we do not know or currently deem immaterial, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Risks Related to Our Business

Decreased residential and multi‑family mortgage origination, volume and pricing decisions of competitors, and changes in interest rates, may adversely affect our profitability.

We currently operate a residential and multi‑family mortgage origination, warehouse financing, and servicing business. Changes in interest rates and pricing decisions by our loan competitors may adversely affect demand for our mortgage loan products, the revenue realized on the sale of loans, revenues received from servicing such loans and the valuation of our mortgage servicing rights.

Our mortgage banking profitability could significantly decline if we are not able to originate and resell a high volume of mortgage loans.

Mortgage production, especially refinancing activity, declines in rising interest rate environments. Interest rates have been historically low over the last few years and this environment likely will not continue indefinitely. Moreover, when interest rates increase further, there can be no assurance that our mortgage production will continue at current levels. Because we sell a substantial portion of the mortgage loans we originate and purchase, the profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them at a gain in the secondary market. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market. If our level of mortgage production declines, the profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations.

In addition, our ability to sell mortgage loans readily is dependent upon our ability to remain eligible for the programs offered by government sponsored entities (“GSE’s”) (e.g., Fannie Mae, Freddie Mac, and Ginnie Mae) and other institutional and non‑institutional investors. Any significant impairment of our eligibility with any of the GSEs could materially and adversely affect our operations. Further, the criteria for loans to be accepted under such programs may be changed from time to time by the sponsoring entity, which could result in a lower volume of corresponding loan originations. The profitability of participating in specific programs may vary depending on a number of factors, including our administrative costs of originating and purchasing qualifying loans and our costs of meeting such criteria.

The ability for us and our warehouse financing customers to originate and sell residential mortgage loans readily is dependent upon the availability of an active secondary market for single‑family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by GSEs and other institutional and non‑institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Because the largest participants in the secondary market are Fannie Mae and Freddie Mac, GSEs whose activities are governed by federal law, any future changes in laws that significantly affect the activity of these GSEs could, in turn, adversely affect our operations. In September 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. government. The federal government has for many years considered proposals to reform Fannie Mae and Freddie Mac, but the results of any such reform, and their impact on us, are difficult to predict. To date, no reform proposal has been enacted.

Fluctuations in interest rates may reduce net interest income and otherwise negatively impact our financial condition and results of operations.

Net interest income is the difference between the amounts received by us on our interest‑earning assets and the interest paid by us on our interest‑bearing liabilities. When interest rates rise, the rate of interest we pay on our liabilities, such as deposits, rises more quickly than the rate of interest that we receive on our interest‑bearing assets, such as loans, which may cause our profits to decrease. The impact on earnings is more adverse when short‑term interest rates increase more than long‑term interest rates or when long‑term interest rates decrease more than short‑term interest rates, leading to similar yields between short‑term and long‑term rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international economic weaknesses and disorder and instability in domestic and foreign financial markets.

Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their mortgages and other indebtedness at lower rates.

Our mortgage servicing rights assets typically have a ten year call protection, but as interest rates decrease, the potential for prepayment increases and the fair market value of our mortgage servicing rights assets may decrease. Our ability to mitigate this decrease in value is largely dependent on our ability to be the refinancier and retain servicing rights. While we have previously been successful in our servicing retention, we may not be able to achieve the same level of retention in the future.

Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. Subsequently, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.

Rising interest rates will result in a decline in value of the fixed‑rate debt securities we hold in our investment securities portfolio. The unrealized losses resulting from holding these securities would be recognized in other comprehensive income (loss) and reduce total shareholders’ equity. Unrealized losses do not negatively impact our regulatory capital ratios; however, tangible common equity and the associated ratios would be reduced. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce our regulatory capital ratios.

If short‑term interest rates remain at their historically low levels for a prolonged period, and assuming longer term interest rates fall further, we could experience net interest margin compression as our interest earning assets would continue to reprice downward while our interest‑bearing liability rates could fail to decline in tandem. This would have a material adverse effect on our net interest income and our results of operations.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

A significant portion of our loan portfolio is comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

Liquidity risks could affect operations and jeopardize our business, financial condition, and results of operations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities and from other sources could have a substantial negative effect on our liquidity. A source of our funds consists of our customer deposits, including escrow deposits held in connection with our multi‑family mortgage servicing business. These deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek wholesale funding alternatives in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income.

A  significant portion of our total deposits, are concentrated in three large mortgage non‑depository financial institutions. These concentration levels expose us to the risk that one of these depositors will experience financial difficulties, withdraw its deposits, or otherwise lose the ability to generate custodial funds due to business or regulatory realities. However, two of these institutions also have warehouse funding arrangements, providing us the opportunity to mitigate this risk by electing not to participate or fund an institution’s loans in the event such institution removes its deposits. Nonetheless, failure to effectively manage this risk and subsequent reduction in the deposits of our significant customers could have a material impact on our ability to fund lending commitments or increase cost of funds, thereby decreasing our revenues.

Additional liquidity is provided by brokered deposits and our ability to borrow from the FHLBI. Brokered deposits may be more rate sensitive than other sources of funding. In the future, those depositors may not replace their brokered deposits with us as they mature, or we may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or other sources of funds. Not being able to maintain or replace those deposits as they mature would adversely affect our liquidity. Additionally, if Merchants Bank does not maintain its well‑capitalized position, it may not accept or renew any brokered deposits without a waiver granted by the FDIC. We also may borrow from third‑party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

Additionally, as a BHC we are dependent on dividends from our subsidiaries as our primary source of income. Our subsidiaries are subject to certain legal and regulatory limitations on their ability to pay us dividends. Any reduction or limitation on our subsidiaries abilities to pay us dividends could have a material adverse effect on our liquidity and in particular, affect our ability to repay our borrowings.

Any decline in available funding, including a decrease in brokered deposits, could adversely impact our ability to continue to implement our strategic plan, including our ability to originate loans, fund warehouse financing commitments, meet our expenses, declare and pay dividends to our shareholders or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

If we violate HUD lending requirements, our multi‑family FHA origination business could be adversely affected.

We originate, sell and service loans under the U.S. Department of Housing and Urban Development (“HUD”) programs, and make certifications regarding compliance with applicable requirements and guidelines. If we were to violate these requirements and guidelines, or other applicable laws, or if the FHA loans we originate show a high frequency of loan defaults, we could be subject to monetary penalties and indemnification claims, and could be declared ineligible for FHA programs. Any inability to engage in our multi‑family FHA origination and servicing business would lead to a decrease in our net income.

If the federal government shuts down or otherwise fails to fully fund the federal budget, our multi‑family FHA origination business could be adversely affected.

Disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time in recent years. Federal governmental entities, such as HUD, that rely on funding from the federal budget, could be adversely affected in the event of a government shut‑down, which could have a material adverse effect on our multi‑family FHA origination business and our results of operations.

A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly Indiana. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Additionally, our ability to assess the credit worthiness of our customers is made more complex by uncertain business and economic conditions. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, increases in non‑performing assets and foreclosures, lower home sales and commercial activity, and fluctuations in the multi‑family FHA financing sector. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government‑sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.

If we do not effectively manage our credit risk, we may experience increased levels of delinquencies, nonperforming loans and charge‑offs, which could require increases in our provision for loan losses.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and market conditions. We cannot guarantee that our credit underwriting, credit monitoring, and risk management procedures will adequately reduce these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the United States, generally, or our market areas, specifically, declines, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge‑offs and delinquencies could rise and require further increases in the provision for loan losses, which would cause our net income, return on equity and capital to decrease.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then‑fair market value, which may result in a loss. These nonperforming loans and other real estate owned also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We establish our allowance for loan losses and maintain it at a level that management considers adequate to absorb probable loan losses based on an analysis of our portfolio, the underlying health of our borrowers and general economic conditions. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in our market areas. The determination of the appropriate level of the allowance for loan losses is inherently subjective and requires us to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes. The actual amount of loan losses is affected by changes in economic, operating and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates.

Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.

The small to midsized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

We target our business development and marketing strategy primarily to serve the banking and financial services needs of small to midsized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium‑sized business often depends on the management talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate and small to medium‑sized businesses are adversely affected or our borrowers are otherwise affected by adverse business developments, our business, financial condition and results of operations may be adversely affected.

Real estate construction loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Real estate construction loans comprise a small portion of our total loan portfolio, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan‑to‑value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

Our risk management framework may not be effective in mitigating risks and/or losses to us.

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and may not adequately mitigate any risk or loss to us. If our framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or growth prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

We are highly dependent on our management team, and the loss of our senior executive officers or other key employees could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects.

Our success is dependent, to a large degree, upon the continued service and skills of our executive management team, particularly Mr. Petrie, our Chairman and Chief Executive Officer, and Mr. Dunlap, our President and Chief Operating Officer and President of Merchants Bank.

Our business and growth strategies are built primarily upon our ability to retain employees with experience and business relationships within their respective market areas. We seek to manage the continuity of our executive management team through regular succession planning. As part of such succession planning, other executives and high performing individuals have been identified and are provided certain training in order to be prepared to assume particular management roles and responsibilities in the event of the departure of a member of our executive management team. However, the loss of Mr. Petrie or Mr. Dunlap, or any of our other key personnel could have an adverse impact on our business and growth because of their skills, years of industry experience, and knowledge of our market areas, our failure to develop and implement a viable succession plan, the difficulty of finding qualified replacement personnel, or any difficulties associated with transitioning of responsibilities to any new members of the executive management team. With the exception of Mr. Dury, President and Chief Operating Officer of P/RMIC, who is subject to an “at will” employment agreement that contains a 12 month non‑competition period, we do not have employment or non‑competition agreements with our executives or other employees who are important to our business. While our mortgage originators and loan officers are generally subject to non‑solicitation provisions as part of their employment, our ability to enforce such agreements may not fully mitigate the injury to our business from the breach of such agreements, as such employees could leave us and immediately begin soliciting our customers. The departure of any of our personnel who are not subject to enforceable non‑competition agreements could have a material adverse impact on our business, results of operations and growth prospects.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to hardware and cyber security issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal or external sources, including our third‑party vendors. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our internet banking activities, against damage from physical break‑ins, cyber security breaches and other disruptive problems caused by the internet or other users. Such computer break‑ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability, damage our reputation and inhibit the use of our internet banking services by current and potential customers. We regularly add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cyber security breaches, including firewalls and penetration testing. However, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminal intent on committing cyber‑crime. Increasing sophistication of cyber criminals and terrorists make keeping up with new threats difficult and could result in a breach. Controls employed by our information technology department and cloud vendors could prove inadequate. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have an adverse effect on our business, financial condition and results of operations.

Our operations could be interrupted if our third‑party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

We depend to a significant extent on a number of relationships with third‑party service providers. Specifically, we receive core systems processing, essential web hosting and other internet systems, deposit processing and other processing services from third‑party service providers. If these third‑party service providers experience difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we are able to replace them, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology or we may experience operational challenges when implementing new technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology‑driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area. We may experience operational challenges as we implement these new technology enhancements, or seek to implement them across all of our offices and business units, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, a risk exists that we will not be able to effectively implement new technology‑driven products and services or be successful in marketing such products and services to our customers.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and employee and/or customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation or financial performance. Misconduct by our employees could include, but is not limited to, hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to overcome the integration and other risks associated with acquisitions, which could have an adverse effect on our ability to implement our business strategy.

Although we plan to continue to grow our business organically, we also intend to pursue acquisition opportunities that we believe complement our activities and have the ability to enhance our profitability and provide attractive risk‑adjusted returns. Our future acquisition activities could be material to our business and involve a number of risks, including the following:

•	intense competition from other banking organizations and other acquirers for potential merger candidates;
•	market pricing for desirable acquisitions resulting in returns that are less attractive than we have traditionally sought to achieve;

•

incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

•	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;
•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire, including consumer compliance issues;
•	the time and expense required to integrate the operations and personnel of the combined businesses;
•	experiencing higher operating expenses relative to operating income from the new operations;
•	losing key employees and customers;
•	reputational issues if the target’s management does not align with our culture and values;
•	significant problems relating to the conversion of the financial and customer data of the target;
•	integration of acquired customers into our financial and customer product systems;
•	risks of impairment to goodwill; or
•	regulatory timeframes for review of applications may limit the number and frequency of transactions we may be able to consummate.

Depending on the condition of any institution or assets or liabilities that we may acquire, that acquisition may, at least in the near term, adversely affect our capital and earnings and, if not successfully integrated with our organization, may continue to have such effects over a longer period. We may not be successful in overcoming these risks or any other problems encountered in connection with pending or potential acquisitions, and any acquisition we may consider will be subject to prior regulatory approval. Our inability to overcome these risks could have an adverse effect on our ability to implement our business strategy, which, in turn, could have an adverse effect on our business, financial condition and results of operations.

If the goodwill that we have recorded or may record in connection with a business acquisition becomes impaired, it could require charges to earnings.

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets we acquired in connection with the purchase of another financial institution. We review goodwill for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired.

Our goodwill impairment test involves a two‑step process. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2017, our goodwill totaled $3.9 million. While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write‑downs, which could adversely affect our business, financial condition and results of operations.

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

We face significant capital and other regulatory requirements as a financial institution. Although management believes that funds we raised through its recently completed initial public offering will be sufficient to fund operations and growth initiatives for at least the next 18 to 24 months based on our estimated future operations, we may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, we, on a consolidated basis, and Merchants Bank and Joy State Bank, on a stand‑alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot provide assurances that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our business and the value of our stock.

We are a community bank and known nationally for P/RMIC and warehouse financing, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results and the value of our stock may be materially adversely affected.

We face strong competition from financial services companies and other companies that offer banking, mortgage, leasing, and providers of multi-family agency financing and servicing, which could harm our business.

The banking business is highly competitive, and we experience competition in our market from many other financial institutions. Our operations consist of offering banking and residential mortgage services, and we also offer multi‑family multi-family agency financing to generate noninterest income. Many of our competitors offer the same, or a wider variety of, banking and related financial services within our market areas. These competitors include national banks, regional banks and community banks. We also face competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out‑of‑state financial intermediaries have opened production offices or otherwise solicit deposits in our market areas. Additionally, we face growing competition from online businesses with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms. Increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking and mortgage customers, we may be unable to continue to grow our business, and our financial condition and results of operations may be adversely affected.

Many of our non‑bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. In addition, some of our current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than we may be able to accommodate. Our inability to compete successfully in the markets in which we operate could have an adverse effect on our business, financial condition or results of operations.

Changes in accounting standards could materially impact our financial statements.

From time to time, the Financial Accounting Standards Board (“FASB”) or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements. Additionally, as an emerging growth company we intend to take advantage of extended transition periods for complying with new or revised accounting standards affecting public companies.

The obligations associated with being a public company will require significant resources and management attention, which may divert from our business operations.

As a public company, the corporate infrastructure demanded may divert management’s attention from implementing our strategic plan, which could prevent us from successfully implementing our growth initiatives and improving our business, results of operations and financial condition.

Further, as an emerging growth company, we intend to take advantage of certain temporary exemptions from various reporting requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and an exemption from the requirement to obtain an attestation from our auditors on management’s assessment of our internal control over financial reporting. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them, which we may not be able to predict or estimate.

We depend on the accuracy and completeness of information provided by customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements conform to generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our clients. Our financial condition, results of operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.

The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our needing to revise or restate prior period financial statements, cause damage to our reputation and the price of our common stock, and adversely affect our business, financial condition and results of operations.

If we breach any of the representations or warranties we make to a purchaser of our mortgage loans, we may be liable to the purchaser for certain costs and damages.

When we sell or securitize mortgage loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Under these agreements, we may be required to repurchase mortgage loans if we have breached any of these representations or warranties, in which case we may record a loss. In addition, if repurchase and indemnity demands increase on loans that we sell from our portfolios, our liquidity, results of operations and financial condition could be adversely affected.

We are dependent on the use of data and modeling in our management’s decision‑making, and faulty data or modeling approaches could negatively impact our decision‑making ability or possibly subject us to regulatory scrutiny in the future.

The use of statistical and quantitative models and other quantitative analyses is endemic to bank decision‑making, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, and the identification of possible violations of anti‑money laundering regulations are all examples of areas in which we are dependent on models and the data that underlies them. The use of statistical and quantitative models is also becoming more prevalent in regulatory compliance. While we are not currently subject to annual Dodd‑Frank Act stress testing (DFAST) and the Comprehensive Capital Analysis and Review (CCAR) submissions, we anticipate that model‑derived testing may become more extensively implemented by regulators in the future. We anticipate data‑based modeling will penetrate further into bank decision‑making, particularly risk management efforts, as the capacities developed to meet rigorous stress testing requirements are able to be employed more widely and in differing applications. While we believe these quantitative techniques and approaches improve our decision‑making, they also create the possibility that faulty data or flawed quantitative approaches could negatively impact our decision‑making ability or, if we become subject to regulatory stress‑testing in the future, adverse regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision‑making.

Downgrades to the credit rating of the U.S. government or of its securities or any of its agencies by one or more of the credit ratings agencies could have a material adverse effect on general economic conditions, as well as our business.

On August 5, 2011, Standard & Poor’s cut the credit rating of the U.S. federal government’s long‑term sovereign debt from AAA to AA+, while also keeping its outlook negative. Moody’s had lowered its own outlook for the same debt to “Negative” on August 2, 2011, and Fitch also lowered its outlook for the same debt to “Negative,” on November 28, 2011. In 2013, both Moody’s and Standard & Poor’s revised their outlooks from “Negative” to “Stable,” and on March 21, 2014, Fitch revised its outlook from “Negative” to “Stable.” Further downgrades of the U.S. federal government’s sovereign credit rating, and the perceived creditworthiness of U.S. government‑backed obligations, could affect our ability to obtain funding that is collateralized by affected instruments and our ability to access capital markets on favorable terms. Such downgrades could also affect the pricing of funding, when funding is available. A downgrade of the credit rating of the U.S. government, or of its agencies, GSEs or related institutions or instrumentalities, may also adversely affect the market value of such instruments and, further, exacerbate the other risks to which we are subject and any related adverse effects on our business, financial condition or results of operations.

Severe weather, natural disasters, pandemics, acts of war or terrorism or other external events could significantly impact our business.

Severe weather, natural disasters, widespread disease or pandemics, acts of war or terrorism or other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to the Regulation of Our Industry

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.

The Dodd‑Frank Act, among other things, imposed new capital requirements on bank holding companies; changed the base for the FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; permanently raised the current standard deposit insurance limit to $250,000; and expanded the FDIC’s authority to raise insurance premiums. The Dodd‑Frank Act established the  CFPB as an independent entity within the Federal Reserve, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home‑equity loans and credit cards and contains provisions on mortgage‑related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. Although the applicability of certain elements of the Dodd‑Frank Act is limited to institutions with more than $10 billion in assets, there can be no guarantee that such applicability will not be extended in the future or that regulators or other third parties will not seek to impose such requirements on institutions with less than $10 billion in assets, such as Merchants Bank and Joy State Bank.

Compliance with the Dodd‑Frank Act and its implementing regulations has and will continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the bank and non‑bank financial services industries and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations.

New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we would utilize to sell mortgage loans may be introduced and may increase costs and make it more difficult to operate a residential and multi‑family mortgage origination and servicing business.

As a result of the Dodd‑Frank Act and recent rulemaking, we are subject to more stringent capital requirements.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms, or Basel III, and issued rules effecting certain changes required by the Dodd‑Frank Act. Basel III is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1.0 billion). Basel III not only increases most of the required minimum regulatory capital ratios, it introduces a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. Basel III also expands the current definition of capital by establishing additional criteria that capital instruments must meet to be considered additional Tier 1 and Tier 2 capital. In order to be a “well‑capitalized” depository institution under the new regime, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of common equity Tier 1 capital. The Basel III capital rules became effective as applied to us and Merchants Bank on January 1, 2015 with a phase‑in period that generally extends through January 1, 2019 for many of the changes.

The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect customer and investor confidence, our costs of funds and FDIC insurance costs, our ability to pay dividends on our common stock, our ability to make acquisitions, and our business, results of operations and financial conditions, generally.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.

The Federal Reserve, FDIC, IDFI, IDFPR, Fannie Mae, Freddie Mac, RHS, and Ginnie Mae periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

We are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies, and other federal agencies are responsible for enforcing these laws and regulations. A challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Additionally, the CFPB was created under the Dodd‑Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The ongoing broad rulemaking powers of the CFPB have potential to have a significant impact on the operations of financial institutions offering consumer financial products or services. The CFPB has indicated that it may propose new rules on overdrafts and other consumer financial products or services, which could have an adverse effect on our business, financial condition and results of operations if any such rules limit our ability to provide such financial products or services.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti‑money laundering statutes and regulations.

The BSA, the Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti‑money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti‑money laundering requirements. The federal banking agencies and FinCEN are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The Federal Reserve may require us to commit capital resources to support Merchants Bank or Joy State Bank.

As a matter of policy, the Federal Reserve expects a BHC to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Dodd‑Frank Act codified the Federal Reserve’s policy on serving as a source of financial strength. Under the “source of strength” doctrine, the Federal Reserve may require a BHC to make capital injections into a troubled subsidiary bank and may charge the BHC with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the BHC may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a BHC to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding BHC’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the BHC’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by us to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

We may be adversely affected by the soundness of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market‑wide liquidity problems and could lead to losses or defaults by us or by other institutions. These losses or defaults could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Additionally, if our competitors were extending credit on terms we found to pose excessive risks, or at interest rates which we believed did not warrant the credit exposure, we may not be able to maintain our business volume and could experience deteriorating financial performance.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 11555 North Meridian Street, Suite 400, Carmel, Indiana 46032. Including our principal executive offices, we operate a total of seven branches, consisting of three branches in the Indianapolis, Indiana metropolitan area,  two branches in Lynn, Indiana, and, as of January 2, 2018 with the closing of our acquisition of Joy State Bank, two branches of Joy State Bank, one in Joy, Illinois and the other in New Boston, Illinois. We plan to relocate our principal executive offices in 2019 to a site we own in downtown Carmel, Indiana and operate a Merchants Bank branch at that location. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future. The following table summarizes pertinent details of our principal executive offices, branches and new offices:

Address	Owned/Leased
Principal Executive Office, P/RMIC and Warehouse Lending
11555 North Meridian Street, Suites 400, 500, 520 and 560 Carmel, Indiana 46032	Leased
Central Indiana Branches:
3737 East 96th Street Indianapolis, Indiana 46240	Owned
11590 North Meridian Street, Suite 120 (Merchants Mortgage) Carmel, Indiana 46032	Leased
Lynn, Indiana Branches:
7375 South US Highway 27 Lynn, Indiana 47355	Leased
6880 South Arba Pike Lynn, Indiana 47355	Owned
Land for New Offices:
4th Street SW and 4th Avenue SW Carmel, Indiana 46032	Owned
RICHMAC Offices:
800 Third Avenue, Suite 350 New York, New York 10022	Leased
255 East Kellogg Blvd., Suite 103 St. Paul, Minnesota 55101	Leased
Joy State Bank Offices:
101 W. Main Street Joy, Illinois 61260	Owned
412 Main Street New Boston, Illinois 61272	Owned

Item 3.  Legal Proceedings.

We are parties to various claims and proceedings arising in the normal course of our business.  We are defendants in litigation pending in Indiana state court for breach of contract related to a warehouse credit facility.  In consultation with our legal counsel, we believe that liabilities, if any, arising from such proceedings and claims will not be material to our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on the Nasdaq Capital Market (“Nasdaq”) under the symbol “MBIN” on October 27, 2017.  Prior to that date, there was no public market for our common stock.  The following table sets forth the high and low sale prices of our common stock for the period of October 27, 2017 to December 31, 2017, as reported by Nasdaq, and the cash dividends paid, as adjusted for stock splits, for the periods indicated.

	Price Per Share		Cash
	High ($)	Low ($)	Dividends
2017:
Fourth Quarter (beginning October 27, 2017)	21.97	16.27	$0.05
Third Quarter	N/A	N/A	$0.05
Second Quarter	N/A	N/A	$0.05
First Quarter	N/A	N/A	$0.05

2016:
Fourth Quarter	N/A	N/A	$0.05
Third Quarter	N/A	N/A	$0.05
Second Quarter	N/A	N/A	$0.05
First Quarter	N/A	N/A	$0.05

On March 23, 2018, the closing price of our common stock was $22.40.  As of March 23, 2018, there were 28,692,206 shares of our common stock outstanding and 85 shareholders of record.  A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

Dividend Policy

It has been our policy to pay quarterly dividends to holders of our common stock, and we intend to continue paying dividends. Our dividend policy and practice may change in the future, however, and our board of directors may change or eliminate the payment of future dividends at its discretion, without notice to our shareholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, payment of dividends on our preferred stock, contractual restrictions and any other factors that our board of directors may deem relevant.

Dividend Restrictions

Under the terms of our 8% Non‑Cumulative, Perpetual Preferred Stock, we are not permitted to declare or pay any dividends on our common stock unless the dividends have been declared and paid on the shares of our 8% Non‑Cumulative, Perpetual Preferred Stock for the period since the last payment of dividends

As a BHC, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. In addition, because we are a BHC, we are dependent upon the payment of dividends by Merchants Bank to us as our principal source of funds to pay dividends in the future, if any, and to make other payments. Merchants Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us. See Part I, Item 1 - “Supervision and Regulation—Merchants Bank and Joy State Bank—Dividends.”

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from October 26, 2017 (the date of our initial public offering and listing on Nasdaq) through December 31, 2017. The graph compares our common stock with the Nasdaq Composite Index and the Nasdaq Bank Index. The graph assumes an investment of

$100.00 in our common stock and each index on October 26, 2017 and reinvestment of all quarterly dividends. Measurement points are October 26, 2017 and the last trading day of each subsequent month end through December 31, 2017. There is no assurance that our common stock performance will continue in the future with the same or similar results as shown in the graph.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

On October 26, 2017, we sold 6,250,000 shares of common stock in our initial public offering, and on November 2, 2017, we sold an additional 937,500 shares of common stock when the underwriters for the initial public offering fully exercised their option to purchase additional shares. The aggregate offering price for the shares we sold was $115.0 million, and after deducting underwriting discounts and offering expenses of approximately $8.8 million paid to third parties, we received total net proceeds of $106.2 million. All of the shares were sold pursuant to our prospectus dated October 26, 2017 that was filed with the SEC on October 30, 2017 in connection with our initial public offering (the “Prospectus”).

There has been no material change in the use of proceeds from our initial public offering as described in the Prospectus. Through December 31, 2017, we have contributed $101.9 million of the net proceeds of the initial public offering to Merchants Bank and used the remaining $4.3 million of the net proceeds to complete our acquisition of Joy State Bank on January 2, 2018.

Item 6. Selected Financial Data.

The following consolidated selected financial data is derived from our audited consolidated financial statements as of and for the five years ended December 31, 2017.  This information should be read in connection with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in the report. We have derived the selected financial data as of and for the years ended December 31, 2014 and 2013 from our audited financial statements not included in this report.

	At or for the Year Ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015	2014		2013
Balance Sheet Data
Total Assets	$3,393,133	$2,718,512	$2,269,442	$1,793,008		$1,179,791
Loans held for investment	1,374,660	941,796	762,212	447,614		266,092
Allowance for loan losses	(8,311)	(6,250)	(5,422)	(4,458)		(3,295)
Loans held for sale	995,319	764,503	620,583	736,667		542,571
Deposits	2,943,561	2,428,621	2,039,520	1,610,719		1,054,304
Total liabilities	3,025,659	2,512,224	2,121,242	1,682,872		1,060,976
Total shareholder’s equity	367,474	206,288	148,200	110,137		118,814
Tangible common equity	320,479	164,184	137,677	109,614		118,291
Income Statement Data
Interest Income	$94,387	$72,939	$56,345	$39,554		$31,659
Interest Expense	27,790	18,968	14,290	8,924		5,951
Net interest income	66,597	53,971	42,055	30,630		25,708
Provision for loan losses	2,472	960	960	1,215		720
Noninterest income	47,680	28,504	27,008	20,263		27,284
Noninterest expense	34,644	26,720	20,922	15,796		13,328
Income before taxes	77,161	54,795	47,181	33,882		38,944
Provision for income taxes	22,477	21,668	18,798	30,079		—
Net income, as previously reported	54,684	33,127	28,383	3,803		38,944
Non-GAAP Reconciliation:
Pro-forma adjustments:
Add back of tax effect of S Corp to C Corp conversion	—	—	—	16,431	(1)	—
Less provision for income taxes	—	—	—	—		15,578	(2)
Pro-forma net income	54,684	33,127	28,383	20,234		23,366
Preferred stock dividends	3,330	2,002	—	—		—
Pro-forma net income available to common shareholders	$51,354	$31,125	$28,383	$20,234		$23,366
Credit Quality Data
Nonperforming loans	$3,140	$1,887	$887	$815		$490
Nonperforming loans to total loans	0.23%	0.20%	0.12%	0.18%		0.18%
Nonperforming assets	$3,140	$1,887	$887	$815		$490
Nonperforming assets to total assets	0.09%	0.07%	0.04%	0.05%		0.04%
Allowance for loan losses to total loans	0.60%	0.66%	0.71%	1.00%		1.24%
Allowance for loan losses to nonperforming loans	264.68%	331.21%	611.27%	546.99%		672.45%
Net charge-offs/(recoveries) to average loans	0.02%	—%	—%	0.02%		0.12%
Per Share Data (Common Stock)
Basic and diluted earnings per share
As reported	$2.28	$1.47	$1.35	$0.19		$1.95
Pro-forma	$2.28	$1.47	$1.35	$1.01	(3)	$1.17	(3)
Dividends declared	$0.20	$0.20	$0.20	$0.95		$0.72
Book value
As reported	$11.36	$7.80	$6.55	$5.32		$5.94
Pro-forma	$11.36	$7.80	$6.55	$6.11	(4)	$5.16	(5)
Tangible book value
As reported	$11.17	$7.78	$6.52	$5.29		$5.92
Pro-forma	$11.17	$7.78	$6.52	$6.09	(4)	$5.14	(5)
Weighted average shares outstanding
Basic	22,551,452	21,111,208	21,075,475	20,017,400		20,000,000
Diluted	22,568,154	21,113,435	21,075,475	20,017,400		20,000,000
Shares outstanding at period end	28,685,167	21,111,200	21,111,200	20,703,700		20,000,000
Performance Metrics
Return on average assets
As reported	1.84%	1.24%	1.32%	0.25%		3.18%
Pro-forma	1.84%	1.24%	1.32%	1.34	%(4)	1.91	%(5)
Return on average equity
As reported	22.00%	18.68%	22.62%	3.71%		37.07%
Pro-forma	22.00%	18.68%	22.62%	19.76	%(4)	22.24	%(5)
Return on average tangible common equity
As reported	25.14%	20.50%	22.73%	3.73%		37.25%
Pro-forma	25.14%	20.50%	22.73%	19.86	%(4)	22.35	%(5)
Net interest margin	2.32%	2.07%	2.02%	2.12%		2.19%
Efficiency ratio	30.32%	32.40%	30.29%	31.04%		25.15%
Loans and loans held for sale to deposits	80.51%	70.26%	67.80%	73.52%		76.70%
Capital Ratios—Merchants Bancorp
Tangible common equity to tangible assets	9.4%	6.0%	6.1%	6.1%		10.0%
Common equity Tier 1 capital to risk-weighted assets	11.8%	8.1%	8.5%	N/A		N/A
Tier 1 leverage ratio	10.9%	6.6%	6.1%	6.1%		8.4%
Tier 1 capital to risk weighted assets	13.4%	10.3%	9.2%	7.7%		11.9%
Total capital to risk-weighted assets	13.7%	10.6%	9.6%	8.1%		12.2%
Regulatory Capital Ratios—Merchants Bank Only
Tier 1 common capital to risk-weighted assets	15.4%	13.2%	12.9%	N/A		N/A
Tier 1 leverage ratio	12.5%	8.4%	8.5%	8.7%		8.4%
Tier 1 capital to risk-weighted assets	15.4%	13.2%	12.9%	11.0%		11.9%
Total capital to risk-weighted assets	15.7%	13.5%	13.3%	11.3%		12.2%

(1)	Represents the recognition of deferred tax liabilities recorded upon conversion from a Subchapter S corporation to a regular C corporation.
(2)	Represents the pro‑forma effects of income taxes using a 40% income tax rate, as we were a Subchapter S corporation in years prior to 2014.
(3)	Represents basic and diluted earnings per share calculated on pro‑forma net income.
(4)

Represents pro‑forma performance metrics calculated on net income as adjusted for the effects of the deferred tax liabilities recorded in connection with the conversion from Subchapter S to C corporation.

(5)

Represents pro‑forma performance metrics calculated on net income as adjusted for the effects of income taxes included calculated using a 40% income tax rate for years previously reported as a Subchapter S corporation.

NON‑GAAP FINANCIAL MEASURES

Some of the financial measures included in this report are not measures of financial performance recognized by generally accepted accounting principles in the United States. Our management uses these non‑GAAP financial measures in its analysis of our performance. These non‑GAAP financial measures include presentation of tangible shareholders’ equity and pro‑forma tax effects related to our conversion from a Subchapter S corporation to a C corporation for income tax purposes.

The reconciliation from shareholders’ equity per GAAP to tangible shareholders’ equity is comprised solely of goodwill and intangibles totaling $5.4 million at December 31, 2017 and $523,000 in all periods from December 31, 2013 through December 31, 2016.

We converted from a Subchapter S corporation to a C corporation in 2014. In connection with this conversion, we recorded a charge to net income in 2014 for the recognition of deferred tax liabilities totaling $16.4 million. To facilitate comparison of the years ended December 31, 2014 and 2013, with subsequent years, we have presented tax expense for 2013 at an estimated assumed tax rate of 40.0%, and a reversal of the charge for deferred tax liabilities in 2014.

We believe that these non‑GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP; however, we acknowledge that the non‑GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and these disclosures are not necessarily comparable to non‑GAAP financial measures that other companies use.

A reconciliation of GAAP to non‑GAAP financial measures is as follows:

	At December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Tangible shareholders’ equity
Shareholders’ equity per GAAP	$367,474	$206,288	$148,200	$110,137	$118,814
Less: goodwill & intangibles	(5,414)	(523)	(523)	(523)	(523)
Tangible shareholders’ equity	362,060	205,765	147,677	109,614	118,291
Less: preferred stock	(41,581)	(41,581)	(10,000)	—	—
Tangible common shareholders’ equity	$320,479	$164,184	$137,677	$109,614	$118,291
Tangible common equity to tangible assets(1)	9.4%	6.0%	6.1%	6.1%	10.0%
Efficiency ratio(2)	30.3%	32.4%	30.3%	31.0%	25.2%

	For the Year Ended
	December 31,
	2017	2016	2015	2014	2013
Net income as reported	$54,684	$33,127	$28,383	$3,803	$38,944
Pro-forma tax effects of C corp status	—	—	—	16,431	(15,578)
Pro-forma net income	$54,684	$33,127	$28,383	$20,234	$23,366

(1)	Tangible assets represents consolidated assets less goodwill and intangibles of $5.4 million in 2017 and $523,000 in all other periods.
(2)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

Item 7. Management’s Discussion and Analysis of Financial Condition and the Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the accompanying notes included elsewhere in this report. This discussion and analysis contains forward‑looking statements that are subject to known and unknown risks and uncertainties that could cause our results to differ materially from our expectations. Actual results and the timing of events may differ significantly from those expressed or implied by such forward‑looking statements due to a number of factors, including those set forth under Item 1 - “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995,” Item 1A - “Risk Factors” and elsewhere in this report. We assume no obligation to update any of these forward‑looking statements.

Company Overview

We are a diversified bank holding company headquartered in Carmel, Indiana and registered under the Bank Holding Company Act of 1956, as amended. We currently operate multiple lines of business with a focus on FHA multi‑family housing and healthcare facility financing and servicing, mortgage warehouse financing, retail and correspondent residential mortgage banking, agricultural lending and traditional community banking.

Our business consists primarily of funding low risk loans that sell within 90 days of origination. The sale of loans and servicing fees generated from the multi-family rental real estate loans servicing portfolio contribute to noninterest income. The funding source is primarily from mortgage custodial, municipal, and retail and commercial deposits. We believe that the combination of net interest income and noninterest income from the sale of low risk profile assets results in lower than industry charge offs and a lower expense base serving to maximize net income and shareholder return.

Our Segments

We operate in three primary segments: Multi‑family Mortgage Banking, Mortgage Warehousing, and Banking. We believe that P/RMIC and RICHMAC, which operate in our Multi‑Family Mortgage Banking segment,combined are one of the largest FHA lenders and Ginnie Mae servicers in the country based on aggregate loan principal value. The servicing portfolio is primarily Ginnie Mae and is a significant source of our noninterest income and deposits. Our Mortgage Warehousing segment funds agency eligible loans for non‑depository financial institutions from the date of origination or purchase until the date of sale to an investor, which typically takes less than 30 days and is a significant source of our net interest income, loans, and deposits. Mortgage Warehousing has grown to fund over $20 billion of loan principal annually since 2015. Mortgage Warehousing also provides deposits related to the mortgage escrow accounts of its customers. The Banking segment includes retail banking, commercial lending, agricultural lending, retail and correspondent residential mortgage banking, and SBA lending. Banking operates primarily in the Indianapolis metropolitan and Randolph County Indiana markets except for correspondent mortgage banking which, like Multi‑family Mortgage Banking and Mortgage Warehousing, is a national business. The Banking segment has a well‑diversified customer and borrower base and has experienced significant growth over the past three years. These segments diversify the net income of the Bank and provide synergies across the segments. The strategic opportunities include that P/RMIC and RICHMAC loans are funded by the Banking segment and the Banking segment provides Ginnie Mae custodial services to P/RMIC and RICHMAC. The securities available for sale funded by P/RMIC custodial deposits are pledged to FHLBI to provide advance capacity during periods of high residential loan volume for mortgage warehousing. Mortgage Warehousing provides leads to correspondent residential lending in the banking segment. Retail and commercial customers provide cross selling opportunities within the banking segment. These and other synergies form a part of our strategic plan.

Primary Factors We Use to Evaluate Our Business

As a financial institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the comparative levels and trends of the line items in our consolidated balance sheet and income statement as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our own historical performance, our budgeted performance and the financial condition and performance of comparable financial institutions in our region.

Results of operations

In addition to net income, the primary factors we use to evaluate and manage our results of operations include net interest income, noninterest income and noninterest expense.

Net interest income.  Net interest income represents interest income less interest expense. We generate interest income from interest (net of any servicing fees paid or costs amortized over the expected life of the loans) and fees received on interest‑earning assets, including loans and investment securities and dividends on FHLBI stock we own. We incur interest expense from interest paid on interest‑bearing liabilities, including interest‑bearing deposits and borrowings. Since 2014, net interest income has been the most significant contributor to our revenues and net income. To evaluate net interest income, we measure and monitor: (a) yields on our loans and other interest‑earning assets; (b) the costs of our deposits and other funding sources; (c) our net interest margin; and (d) the regulatory risk weighting associated with the assets. Net interest margin is calculated as the annualized net interest income divided by average interest‑earning assets. Because noninterest‑bearing sources of funds, such as noninterest‑bearing deposits and shareholders’ equity, also fund interest‑earning assets, net interest margin includes the benefit of these noninterest‑bearing sources.

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest‑earning assets or pay on interest‑bearing liabilities, as well as the volume and types of interest‑earning assets, interest‑bearing and noninterest‑bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period.

Noninterest Income.  Noninterest income consists of, among other things: (a) gain on sale of loans; (b) loan servicing fees, (c) fair value adjustments to the value of mortgage servicing rights; (d) mortgage warehouse fees; and (e) other noninterest income.

Gain on sale of loans includes placement and origination fees, capitalized mortgage servicing rights, trading gains and losses, and other related income. Loan servicing fees are collected as payments are received for loans in the servicing portfolio. Fair value adjustments to the value of mortgage servicing rights are also included in noninterest income. Mortgage warehouse fees are collected as the funded loans are sold in the secondary market.

Noninterest expense.  Noninterest expense includes, among other things: (a) salaries and employee benefits; (b) loan origination expenses; (c) occupancy and equipment expense; (d) professional fees; (e) FDIC insurance expense; (f) technology expense; and (g) other general and administrative expenses.

Salaries and employee benefits includes compensation, employee benefits and employment tax expenses for our personnel. Loan expenses include third party processing for mortgage warehouse financing activities and loan‑related origination expenses. Occupancy expense includes depreciation expense on our owned properties, lease expense on our leased properties and other occupancy‑related expenses. Equipment expense includes furniture, fixtures and equipment related expenses. Professional fees include legal, accounting, consulting and other outsourcing arrangements. FDIC insurance expense represents the assessments that we pay to the FDIC for deposit insurance. Technology expense includes data processing fees paid to our third‑party data processing system provider and other data service providers. Other general and administrative expenses include expenses associated with travel, meals, training, supplies and postage. Noninterest expenses generally increase as we grow our business. Noninterest expenses have increased significantly over the past few years as we have grown organically, and as we have built out and modernized our operational infrastructure and implemented our plan to build an efficient, technology‑driven mortgage banking operation with significant operational capacity for growth.  In addition, staffing and administrative costs associated with our becoming a publicly-traded company in October 2017 have also contributed to this increase.

Financial Condition

The primary factors we use to evaluate and manage our financial condition are asset levels, liquidity, capital and asset quality.

Asset Levels.  We manage our asset levels based upon forecasted closings or fundings within our business segments to ensure we have the necessary liquidity and capital to meet the required regulatory capital ratios. Each segment evaluates its funding needs by forecasting the fundings and sales of loans, communicating with customers on their projected funding needs, and reviewing its opportunities to add new customers.

Liquidity.  We manage our liquidity based upon factors that include our amount of custodial and brokered deposits as a percentage of total deposits, the level of diversification of our funding sources, the allocation and amount of our deposits among deposit types, the short‑term funding sources used to fund assets, the amount of non‑deposit funding used to fund assets, the availability of unused funding sources, off‑balance sheet obligations, the availability of assets to be readily converted into cash without a material loss on the investment, the amount of cash and cash equivalent securities we hold, the repricing characteristics and maturities of our assets when compared to the repricing characteristics of our liabilities and other factors.

Capital.  We manage our regulatory capital based upon factors that include: (a) the level and quality of capital and our overall financial condition; (b) the trend and volume of problem assets; (c) the dollar amount of mortgage servicing rights as a percentage of capital; (d) the level and quality of earnings; (e) the risk exposures in our balance sheet; and (f) other factors. In addition, beginning in 2014 we have annually increased our capital through net income less dividends and equity issuances.

Asset Quality.  We manage the diversification and quality of our assets based upon factors that include the level, distribution, severity and trend of problem, classified, delinquent, nonaccrual, nonperforming and restructured assets, the adequacy of our allowance for loan losses, or the allowance, the diversification and quality of loan and investment portfolios, the extent of counterparty risks, credit risk concentrations and other factors.

Recent Developments and Material Trends

Economic and Interest Rate Environment.  The results of our operations are highly dependent on economic conditions, mortgage volumes, and market interest rates. Residential mortgage volumes fluctuate based on economic conditions, market interest rates, and the credit parameters set by the agencies. Since the recession ended in 2009, Economic growth has been modest, the real estate market continues to recover and unemployment rates in the U.S. and our primary markets have significantly improved. In December 2015, the Federal Reserve raised short‑term interest rates for the first time in nine years with a 25 basis point increase and then raised rates again in December 2016, March 2017, June 2017, December 2017, and March 2018, each with additional 25 basis point increases. The Mortgage Bankers Association reported a decrease in residential volume of 17% in 2017 compared to 2016 and has forecasted a 6% decline in residential volume from $1.710 trillion in 2017 to $1.609 trillion in 2018. Forecasts for 2019 and 2020 are $1.645 and $1.712 trillion, respectively.

Regulatory Environment.  We believe the most important trends affecting community banks in the United States over the foreseeable future will be related to heightened regulatory capital requirements, regulatory burdens generally, including the Dodd‑Frank Act and the regulations thereunder, and interest margin compression. We expect that troubled community banks will continue to face significant challenges when attempting to raise capital. We also believe that heightened regulatory capital requirements will make it more difficult for even well‑capitalized, healthy community banks to grow in their communities by taking advantage of opportunities in their markets that result as the economy improves. We believe these trends will favor community banks that have sufficient capital, a diversified business model and a strong deposit franchise.

General and Administrative Expenses.  We expect to continue incurring increased noninterest expense attributable to general and administrative expenses related to building out and modernizing our operational infrastructure, marketing and other administrative expenses to execute our strategic initiatives, expenses to hire additional personnel and other costs required to continue our growth.

Allowance for Loan Losses.  One of our key operating objectives has been, and continues to be, maintenance of an appropriate level of allowance for loan losses for probable incurred losses in our loan portfolio.  The provision for loan losses recorded in prior years was primarily due to growth in our loan portfolio, as our historical loss rates remained very low.  As we anticipate that our loan portfolio will continue to grow, we expect the provision to increase irrespective of any increases of problem loans in our portfolio.

Acquisition of Joy State Bank.  On January 2, 2018, we closed on our acquisition of Joy State Bank, an Illinois chartered bank located in Joy, Illinois, for a purchase price of approximately $5.5 million.

Comparison of Operating Results for the Years Ended December 31, 2017 and 2016

General.  Net income for the year ended December 31, 2017 was $54.7 million, an increase of $21.6 million, or 65%, over the net income of $33.1 million for the year ended December 31, 2016. The increase was primarily due to a $19.2 million increase in noninterest income, a $12.6 million increase in net interest income, and a one-time $6.9 million benefit associated with changes to the Company’s deferred tax liability under the recent federal income tax reform legislation, which were partially offset by a $7.9 million increase in non‑interest expense.

Interest Income.  Interest income increased $21.4 million, or 29%, to $94.4 million for the year ended December 31, 2017 from $72.9 million for the year ended December 31, 2016. This increase was primarily attributable to a $17.4 million increase in interest on loans and loans held for sale, a $0.7 million increase in interest on trading securities, a $1.3 million increase in interest on available‑for‑sale securities, and a $2.1 million increase in interest on other interest‑earning deposits, including FHLBI stock. The average balance of loans, including loans held for sale, during the year ended December 31, 2017 increased $216.7 million, or 13%, to $1.9 billion from $1.7 billion for the year ended December 31, 2016, while the average yield on loans increased 49 basis points to 4.17% for the year ended December 31, 2017 compared to 3.68% for the year ended December 31, 2016. The increase in loans and loans held for sale was due to a 46% increase in multi-family loan volume, to $1.7 billion for the year-ended December 31, 2017, compared with $1.2 billion for the year ended December 31, 2016, partially offset by warehouse fundings decreasing 7%, to $23.0 billion for the year ended December 31, 2017, compared to $24.8 billion for the year ended December 31, 2016. The increase in the average yield on loans was due to the overall increase in interest rates in the economy period to period. The average balance of trading securities increased $10.5 million, or 7%, to $158.3 million for the year ended December 31, 2017 compared to $147.8 million for the year ended December 31, 2016, while the average yield increased by 22 basis points to 3.28% for the year ended December 31, 2017. The average balance of available‑for‑sale securities increased $80.9 million, or 27%, to $378.8 million for the year ended December 31, 2017 compared to $297.9 million for the year ended December 31, 2016, and the average yield increased 11 basis points to 1.20% for the year ended December 31, 2017. The average balance of other interest‑earning assets decreased $41.4 million, or 9%, to $416.6 million for the year ended December 31, 2017 from $458.1 million for the year ended December 31, 2016, while the average yield increased 57 basis points to 1.14% for the year ended December 31, 2017.

Interest Expense.  Total interest expense increased $8.8 million, or 47%, to $27.8 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. Interest expense on deposits increased $8.3 million, or 72%, to $20.0 million for the year ended December 31, 2017 from the year ended December 31, 2016. The increase was primarily due to a 32 basis point increase in the average cost of interest‑bearing deposits, to 1.01% for the year ended December 31, 2017 from 0.69% for the same period in 2016, and an increase in the average balance of interest‑bearing deposits of $284.8 million, or 17%, to $2.0 billion for the year ended December 31, 2017. The increase was primarily due to the addition of deposits into interest bearing checking and money market accounts by existing Mortgage Warehousing segment customers. The increase in the cost of deposits was due to the overall increase in interest rates in the economy period to period. Interest expense on borrowings increased $482,000, or 7%, to $7.8 million for the year ended December 31, 2017 from $7.3 million for the year ended December 31, 2016. The increase was due primarily to a $7.3 million, or 13%, increase in the average balance outstanding period to period, which was partially offset by a 66 basis point decrease in the average cost of borrowings to 11.86% for the year ended December 31, 2017 compared to 12.52% for the year ended December 31, 2016. The terms of our $30.0 million subordinated debt include a variable interest rate equal to the one‑month LIBOR rate plus an applicable margin. Additionally, the debt agreement provides for an additional interest payment of an amount equal to 49.0% of the earnings of our wholly owned subsidiary, NMF. As a result of this additional payment, the effective cost of borrowings increased from 3.52% and 3.21% prior to this additional payment, to 11.86% and 12.52% for the year ended December 31, 2017 and 2016, respectively.

Net Interest Income.  Net interest income increased $12.6 million, or 23%, to $66.6 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was due to a 21 basis point increase in our interest rate spread, to 1.93%, for the year ended December 31, 2017 from 1.72% for the year ended December 31, 2016, which was partially offset by a $25.5 million decrease in our net interest earning assets period to period. Our net interest margin increased to 2.32% for the year ended December 31, 2017 from 2.07% for the year ended December 31, 2016.

The following table presents, for the periods indicated, information about (i) average balances, the total dollar amount of interest income from interest‑earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest‑bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Yields have been calculated on a pre‑tax basis.

	Year Ended December 31,
	2017				2016
			Average				Average
	Average	Interest	Yield /		Average	Interest	Yield /
(Dollars in thousands)	Balance(1)	Inc / Exp	Rate		Balance(1)	Inc / Exp	Rate
ASSETS
Interest bearing deposits and other	$416,621	$4,747	1.14%		$458,060	$2,611	0.57%
Securities available for sale	378,776	4,531	1.20%		297,874	3,249	1.09%
Trading securities	158,261	5,187	3.28%		147,782	4,516	3.06%
Loans and loans held for sale	1,914,628	79,922	4.17%		1,697,957	62,563	3.68%
Total interest-earning assets	2,868,286	94,387	3.29%		2,601,673	72,939	2.80%
Allowance for loan losses	(6,949)				(5,892)
Noninterest-earning assets	112,252				83,890
TOTAL ASSETS	$2,973,589				$2,679,671
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Interest bearing checking	$569,976	6,515	1.14	%(4)	$397,767	2,796	0.70%
Savings deposits	332,374	760	0.23%		278,919	356	0.13%
Money market deposits	834,473	10,097	1.21%		673,643	6,481	0.96%
Certificates of deposit	240,869	2,631	1.09%		342,599	2,030	0.59%
Total Deposits	1,977,692	20,003	1.01%		1,692,928	11,663	0.69%
Borrowings	65,660	7,787	11.86%		58,335	7,305	12.52%
Total interest bearing liabilities	2,043,352	27,790	1.36%		1,751,263	18,968	1.08%
Noninterest bearing deposits	650,537				726,811
Noninterest-bearing liabilities	31,185				24,227
Total liabilities	2,725,074				2,502,301
Shareholders’ Equity	248,515				177,370
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,973,589				$2,679,671
Net interest spread(2)			1.93%				1.72%
Net interest-earning assets	$824,934				$850,410
Net interest income		$66,597				$53,971
Net interest margin(3)			2.32%				2.07%
Average interest-earning assets to average interest-bearing liabilities			140.37%				148.56%

(1)Average balances are average daily balances.

(2)Represents the average rate earned on interest‑earning assets minus the average rate paid on interest‑bearing liabilities.

(3)Represents net interest income (annualized) divided by total average earning assets.

(4)Reflects increases in LIBOR on mortgage custodial deposits.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest‑earning assets and interest‑bearing liabilities, as well as changes in weighted average interest rates. The following table sets forth the effects of changing rates and volumes on our net interest income during the periods shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes applicable to both volume and rate have been allocated to volume. Yields have been calculated on a pre‑tax basis.

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Year ended December 31, 2017
	compared to Year ended
	December 31, 2016
	Increase (Decrease)
	Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest bearing deposits and other	$(256)	$2,392	$2,136
Securities available for sale	945	337	1,282
Trading securities	332	339	671
Loans and loans held for sale	8,503	8,856	17,359
Total interest income	9,524	11,924	21,448
Interest expense
Deposits
Interest bearing checking	1,520	2,199	3,719
Savings deposits	79	325	404
Money market deposits	1,739	1,877	3,616
Certificates of deposit	(735)	1,336	601
Total Deposits	2,603	5,737	8,340
Borrowings	883	(401)	482
Total interest expense	3,486	5,336	8,822
Net interest income	$6,038	$6,588	$12,626

Provision for Loan Losses.  We recorded a provision for loan losses of $2.5 million for the year ended December 31, 2017, an increase of $1.5 million, compared with $960,000 for the year ended December 31, 2016. The allowance for loan losses was $8.3 million, or 0.60% of total loans, at December 31, 2017, compared to $6.3 million, or 0.66% of total loans, at December 31, 2016. Total nonperforming loans were $3.1 million at December 31, 2017, compared to $1.9 million at December 31, 2016. Classified (substandard, doubtful and loss) loans were $7.3 million at December 31, 2017 and $5.5 million at December 31, 2016, and total loans past due greater than 30 days were $4.3 million and $4.2 million at those respective dates. We had net recoveries of $135,000 and $546,000 of charge offs during the year ended December 31, 2017, and had no charge offs or recoveries during the year ended December 31, 2016. As a percentage of nonperforming loans, the allowance for loan losses was 264.7% at December 31, 2017 compared to 331.2% at December 31, 2016.

Non‑Interest Income.  Non‑interest income increased $19.2 million, or 67%, to $47.7 million for the year ended December 31, 2017 from $28.5 million for the year ended December 31, 2016. The increase was primarily due to an increase of $13.0 million in gain on sale of loans, a $6.0 million increase in loan servicing fees, and a $579,000 increase in other income, partially offset by an $407,000 decrease in mortgage warehouse fees. The gain on sale of loans amounted to $37.8 million during the year ended December 31, 2017, an increase of 53% compared to $24.8 million in the prior year, due primarily to an increase in the volume of multi‑family rental real estate loan sales in the secondary market.  The increase in loan servicing fees was due primarily to a $1.0 billion, or 25%, increase in the volume of unpaid principal balances of mortgage and other loans serviced for others in the year ended December 31, 2017, compared with December 31, 2016, and an increase in the fair value adjustment of mortgage servicing rights during the year ended December 31, 2017.

Non‑Interest Expense.  Non‑interest expense increased $7.9 million, or 30%, to $34.6 million for the year ended December 31, 2017 compared to $26.7 million for the year ended December 31, 2016. The increase was due primarily to a $7.2 million, or 50%, increase in salaries and employee benefits. The increase in salaries and employee benefits was due primarily to an increase in the number of employees and commission expense that reflected organic growth, the RICHMAC acquisition, and additional hiring associated with becoming a publicly traded company.  Despite the increase in salaries and benefits, the efficiency ratio declined by 208 basis points, to 30.32% for the year ended December 31, 2017, compared with 32.40% for the year ended December 31, 2016.

Income Taxes.  Income tax expense increased $809,000, or 4%, to $22.5 million for the year ended December 31, 2017 from $21.7 million for the year ended December 31, 2016. The increase was due primarily to the increase in pretax income period to period, partially offset by a one-time $6.9 million tax benefit associated with changes to the Company’s deferred tax liability, under the recent federal income tax reform legislation. The effective tax rate was 29.1% for the year ended December 31, 2017 and 39.5% for the year ended December 31, 2016.

Comparison of Operating Results for the Years Ended December 31, 2016 and 2015

General.  Net income totaled $33.1 million for the year ended December 31, 2016, an increase of $4.7 million, or 17%, compared to net income of $28.4 million for the year ended December 31, 2015. The increase in net income for fiscal 2016 resulted primarily from an increase of $11.9 million in net interest income and an increase of $1.5 million in noninterest income, which were partially offset by an increase of $5.8 million in noninterest expenses and an increase of $2.9 million in the provision for income taxes.

Interest Income.  Interest income increased $16.6 million, or 30%, to $72.9 million for the year ended December 31, 2016 from $56.3 million for the year ended December 31, 2015. The increase resulted primarily from a $13.6 million, or 28%, increase in interest on loans and loans held for sale, a $937,000, or 26%, increase in interest on trading securities, an $888,000, or 38%, increase in interest on available‑for‑sale securities and a $1.2 million, or 87% increase in interest on other interest‑earning assets, and dividends on FHLBI stock. The increase in interest on loans and loans held for sale was due primarily to a $378.1 million, or 29%, increase in the average balance of loans and loans held for sale outstanding year to year, partially offset by a three basis point decline in the average yield, to 3.68% for 2016 from 3.71% for 2015. The average balance increased primarily due to an increase in Mortgage Warehousing fundings of warehouse lines of credit and loan participations from $20.1 billion in 2015 to $24.8 billion in 2016 and a $213.1 million increase in the average balances in the Banking segment due to higher residential and multi‑family originations. The increase in interest on trading securities was due primarily to a $40.6 million, or 38%, increase in the average balance outstanding, to $147.8 million for 2016 from $107.2 million for 2015, which was partially offset by a 28 basis point decrease in the average yield to 3.06% for 2016 from 3.34% for 2015. The increase in interest on available‑for‑sale securities was due primarily to a $64.6 million, or 28%, increase in the average balance outstanding, to $297.9 million for 2016 from $233.3 million for 2015, while the average yield increased by eight basis points to 1.09% for both 2016 from 1.01% for 2015. The increase in interest on other interest‑earning assets was due primarily to a $34.3 million, or 8%, increase in the average balance outstanding, to $458.1 million for 2016 from $423.8 million for 2015, and a 24 basis point increase in the average yield, to 0.57% for 2016.

Interest Expense.  Interest expense increased $4.7 million, or 33%, to $19.0 million for the year ended December 31, 2016 from $14.3 million for the year ended December 31, 2015. Interest expense on deposits increased $4.3 million, or 59%, to $11.7 million for the year ended December 31, 2016 from $7.3 million for the year ended December 31, 2015. The increase was primarily due to an increase of $446.7 million, or 36%, in the average balance of interest‑bearing deposits to $1.7 billion for 2016 from $1.2 billion for 2015, and an increase of 10 basis points in the average cost of interest‑bearing deposits to 0.69% for the year ended December 31, 2016 from 0.59% for the year ended December 31, 2015. The increase in average deposits was primarily due to an increase in mortgage custodial deposits in the Mortgage Warehousing segment. Interest expense on borrowings increased $361,000, or 5%, to $7.3 million for the year ended December 31, 2016 from $6.9 million for the year ended December 31, 2015. The average balance of borrowings increased $1.8 million to $58.3 million for the year ended December 31, 2016 from $56.6 million for the year ended December 31, 2015, while the average cost of these borrowings increased 25 basis points to 12.52% from 12.27% year to year. The terms of our $30.0 million subordinated debt include a variable interest rate equal to the one‑month LIBOR rate plus an applicable margin. Additionally, the debt agreement provides for payment by us of an amount equal to 49.0% of the earnings of our wholly owned subsidiary, NMF. As a result of this payment, the effective cost of borrowings increased from 3.21% and 2.86%, to 12.52% and 12.27% for the years ended December 31, 2016 and 2015, respectively.

Net Interest Income.  Net interest income increased $11.9 million, or 28%, to $54.0 million for the year ended December 31, 2016 from $42.1 million for the year ended December 31, 2015. The increase resulted from a $69.0 million increase in net interest‑earning assets to $850.4 million for 2016 from $781.4 million for 2015, and an increase of 12 basis points in the interest rate spread to 1.72% for 2016 from 1.60% for 2015. The net interest margin increased five basis points to 2.07% for 2016 from 2.02% for 2015.

The following table presents, for the periods indicated, information about (i) average balances, the total dollar amount of interest income from interest‑earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest‑bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Yields have been calculated on a pre‑tax basis.

	Year Ended December 31,
	2016				2015
			Average				Average
	Average	Interest	Yield /		Average	Interest	Yield /
(Dollars in thousands)	Balance(1)	Inc / Exp	Rate		Balance(1)	Inc / Exp	Rate
ASSETS
Interest bearing deposits and other	$458,060	$2,611	0.57%		$423,765	$1,399	0.33%
Securities available for sale	297,874	3,249	1.09%		233,312	2,361	1.01%
Trading securities	147,782	4,516	3.06%		107,214	3,579	3.34%
Loans and loans held for sale	1,697,957	62,563	3.68%		1,319,834	49,006	3.71%
Total interest-earning assets	2,601,673	72,939	2.80%		2,084,125	56,345	2.70%
Allowance for loan losses	(5,892)				(4,964)
Noninterest-earning assets	83,890				71,501
TOTAL ASSETS	$2,679,671				$2,150,662
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Interest bearing checking	$397,767	2,796	0.70	%(4)	$196,738	486	0.25%
Savings deposits	278,919	356	0.13%		243,841	306	0.13%
Money market deposits	673,643	6,481	0.96%		540,028	5,202	0.96%
Certificates of deposit	342,599	2,030	0.59%		265,577	1,352	0.51%
Total Deposits	1,692,928	11,663	0.69%		1,246,184	7,346	0.59%
Borrowings	58,335	7,305	12.52%		56,580	6,944	12.27%
Total interest bearing liabilities	1,751,263	18,968	1.08%		1,302,764	14,290	1.10%
Noninterest bearing deposits	726,811				703,944
Noninterest-bearing liabilities	24,227				18,491
Total liabilities	2,502,301				2,025,199
Shareholders’ Equity	177,370				125,463
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,679,671				$2,150,662
Net interest spread(2)			1.72%				1.60%
Net interest-earning assets	$850,410				$781,361
Net interest income		$53,971				$42,055
Net interest margin(3)			2.07%				2.02%
Average interest-earning assets to average interest-bearing liabilities			148.56%				159.98%

(1)	Average balances are average daily balances.
(2)	Represents the average rate earned on interest‑earning assets minus the average rate paid on interest‑bearing liabilities.
(3)	Represents net interest income (annualized) divided by total average earning assets.
(4)	Reflects increases in LIBOR on mortgage custodial deposits.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest‑earning assets and interest‑bearing liabilities, as well as changes in weighted average interest rates. The following table sets forth the effects of changing rates and volumes on our net interest income during the periods shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes applicable to both volume and rate have been allocated to volume. Yields have been calculated on a pre‑tax basis.

The following table below summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Year ended December 31, 2016
	compared to Year ended
	December 31, 2015
	Increase (Decrease)
	Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest bearing deposits and other	$121	$1,091	$1,212
Securities available for sale	693	195	888
Trading securities	1,261	(324)	937
Loans and loans held for sale	13,935	(378)	13,557
Total interest income	16,010	584	16,594
Interest expense
Deposits
Interest bearing checking	823	1,487	2,310
Savings deposits	45	5	50
Money market deposits	1,285	(6)	1,279
Certificates of deposit	433	245	678
Total Deposits	2,586	1,731	4,317
Borrowings	218	143	361
Total interest expense	2,804	1,874	4,678
Net interest income	$13,206	$(1,290)	$11,916

Provision for Loan Losses.  We recorded a $960,000 provision for loan losses for each of the years ended December 31, 2016 and 2015. The allowance for loan losses was $6.3 million, or 0.66% of total loans, at December 31, 2016, compared to $5.4 million, or 0.71% of total loans, at December 31, 2015. Total nonperforming loans were $1.9 million at December 31, 2016, compared to $887,000 at December 31, 2015. Classified (substandard, doubtful and loss) loans were $5.5 million at December 31, 2016, compared to $2.9 million at December 31, 2015, and total loans past due greater than 30 days were $4.2 million and $2.4 million at December 31, 2016 and 2015, respectively. The Bank had no net charge‑offs or recoveries during 2016, and net recoveries of $4,000 during 2015. As a percentage of nonperforming loans, the allowance for loan losses was 331.2% at December 31, 2016 compared to 611.3% at December 31, 2015.

Non‑Interest Income.  Non‑interest income increased $1.5 million, or 6%, to $28.5 million for the year ended December 31, 2016 from $27.0 million for the year ended December 31, 2015. The increase was primarily due to a $1.8 million increase in mortgage warehouse fees, which was partially offset by a $556,000, or 67%, decrease in loan servicing fees. The increase in mortgage warehouse fees was due primarily to a 23%, increase in funding volumes of residential participations and warehouse lines of credit. The funded volume of residential participations and warehouse lines of credit increased from $20.1 billion for the year ended December 31, 2015 to $24.8 billion for the year ended December 31, 2016. The decrease in net loan servicing fees was due primarily to a decline in the fair value of mortgage servicing rights at December 31, 2016, compared to December 31, 2015. The Bank accounts for mortgage servicing rights at fair value. Fluctuations in fair value, based upon periodic appraisals performed by independent third party specialists, are recorded to the consolidated financial statements as an adjustment to the carrying value of the mortgage servicing rights asset and recognized in the income statement as a component of noninterest income.

Non‑Interest Expense.  Non‑interest expense increased $5.8 million, or 28%, to $26.7 million for the year ended December 31, 2016 compared to $20.9 million for the year ended December 31, 2015. Salaries and employee benefits increased $2.4 million, or 20%, to $14.3 million during the year ended December 31, 2016 compared to the year ended December 31, 2015; loan expenses increased $1.5 million, or 55%, to $4.3 million for 2016 compared to 2015; professional fees increased $623,000, or 92%, to $1.3 million for 2016 from $675,000 for 2015; and other expenses increased $857,000, or 34%, to $3.4 million for 2016 from $2.5 million for 2015. The increase in salaries and employee benefits was due primarily to an increase in staffing levels as a result of our growth. We added 17 full‑time equivalent positions during the year ended December 31, 2016. The increase in loan expenses was due to the increased loan origination volume year to year. The increase in technology expense was due primarily to costs associated with the implementation and use of new wire transfer software during 2016, which increased efficiencies and enhanced internal controls at our Mortgage Warehousing segment noted above. The increase in professional expense was due primarily to an increase in legal expense related to loan related litigation, and an increase in audit, accounting, consulting and supervisory examination fees due to our overall growth.

Income Taxes.  Income tax expense increased $2.9 million, or 15%, to $21.7 million for the year ended December 31, 2016 from $18.8 million for the year ended December 31, 2015. The increase resulted from the increase in pretax income of $7.6 million, or 16% during 2016 as compared to 2015. The effective tax rate was 39.5% and 39.8% for the years ended December 31, 2016 and 2015, respectively.

Operating Segment Analysis

Our reportable segments are Multi‑family Mortgage Banking, Mortgage Warehousing, and Banking. As discussed in Note 23 of our Consolidated Financial Statements included elsewhere in this report, our reportable segments have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines.

The Multi‑family Mortgage Banking segment originates and services predominantly government sponsored mortgages for multi‑family and healthcare facilities. The Mortgage Warehousing segment funds agency eligible residential loans from origination or purchase to sale in the secondary market, as well as commercial loans to non‑depository financial institutions. The Banking segment provides a wide range of financial products and services to consumers and businesses, including commercial, commercial real estate, mortgage and other consumer loan products; letters of credit; and various types of deposit products, including checking, savings and time deposit accounts. The Other item presented in Note 23 of our Consolidated Financial Statements included elsewhere in this report includes general and administrative expenses for provision of services to all segments, internal funds transfer pricing offsets resulting from allocations to or from the other segments, certain elimination entries, and investments in qualified affordable housing limited partnerships.

Our segment financial information was compiled utilizing the accounting policies described in Note 1, “Nature of Operations and Summary of Significant Accounting Policies,” and Note 23, “Segment Information,” of the Notes to Consolidated Financial Statements included elsewhere in this report. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Mortgage Warehousing and Banking segments based on the Bank’s cost of funds. The provision for loan losses is allocated based on information included in our allowance for loan losses analysis and specific loan data for each segment.

The following table presents our primary operating results for our operating segments for the years ended December 31, 2017, 2016 and 2015.

	Multi-family
	Mortgage	Mortgage
(Dollars in thousands)	Banking	Warehousing	Banking	Other	Total
Year Ended December 31, 2017
Total interest income	$414	$48,798	$44,454	$721	$94,387
Total interest expense	—	13,673	14,853	(736)	27,790
Net interest income	414	35,125	29,601	1,457	66,597
Provision for loan losses	—	452	2,020	—	2,472
Net interest income after provision for loan losses	414	34,673	27,581	1,457	64,125
Total noninterest income	43,715	2,836	1,943	(814)	47,680
Noninterest expense	10,911	7,710	9,835	6,188	34,644
Income before income taxes	33,218	29,799	19,689	(5,545)	77,161
Income taxes	4,557	11,558	8,279	(1,917)	22,477
Net income	$28,661	$18,241	$11,410	$(3,628)	$54,684
Total assets	$134,390	$1,352,748	$1,889,140	$16,855	$3,393,133

	Multi-family
	Mortgage	Mortgage
(Dollars in thousands)	Banking	Warehousing	Banking	Other	Total
Year Ended December 31, 2016
Total interest income	$237	$43,352	$29,350	$—	$72,939
Total interest expense	—	11,235	6,546	1,187	18,968
Net interest income	237	32,117	22,804	(1,187)	53,971
Provision for loan losses	—	(247)	1,207	—	960
Net interest income after provision for loan losses	237	32,364	21,597	(1,187)	53,011
Total noninterest income	22,798	3,220	2,486	—	28,504
Noninterest expense	7,474	7,730	8,383	3,133	26,720
Income before income taxes	15,561	27,854	15,700	(4,320)	54,795
Income taxes	6,153	11,015	6,208	(1,708)	21,668
Net income	$9,408	$16,839	$9,492	$(2,612)	$33,127
Total assets	$98,553	$1,060,723	$1,545,783	$13,453	$2,718,512

	Multi-family
	Mortgage	Mortgage
(Dollars in thousands)	Banking	Warehousing	Banking	Other	Total
Year Ended December 31, 2015
Total interest income	$309	$36,830	$19,206	$—	$56,345
Total interest expense	—	9,606	3,491	1,193	14,290
Net interest income	309	27,224	15,715	(1,193)	42,055
Provision for loan losses	—	(47)	1,007	—	960
Net interest income after provision for loan losses	309	27,271	14,708	(1,193)	41,095
Total noninterest income	24,749	1,193	1,066	—	27,008
Noninterest expense	6,312	5,703	7,013	1,894	20,922
Income before income taxes	18,746	22,761	8,761	(3,087)	47,181
Income taxes	7,469	9,068	3,491	(1,230)	18,798
Net income	$11,277	$13,693	$5,270	$(1,857)	$28,383
Total assets	$87,188	$924,731	$1,253,402	$4,121	$2,269,442

Multi‑family Mortgage Banking.  The Multi‑family Mortgage Banking segment reported net income for the year ended December 31, 2017, of $28.7 million, an increase of $19.3 million, or 205%, compared to the

$9.4 million reported for the year ended December 31, 2016. The increase was due primarily to an increase in noninterest income of $20.9 million, and a one-time tax benefit of $7.9 million associated with the changes to the Company’s deferred tax liability under the recent federal income tax reform legislation, partially offset by an increase of $3.4 million in noninterest expense. The increase in noninterest income was primarily due to an increase in gain on sale of loans and loan servicing fees.  The volume of loans originated for sale in the secondary market increased by $294.2 million, or 47%, to $925.5 million for the year ended December 31, 2017, compared to $631.3 in the prior year.

 The Multi‑family Mortgage Banking segment reported net income for the year ended December 31, 2016, of $9.4 million, a decrease of $1.9 million, or 17%, compared to the $11.3 million reported for the year ended December 31, 2015. The decrease was due primarily to a $2.0 million decrease in noninterest income from decreased FHA permanent loan origination volume which decreased gain on sale revenue. The volume in the first half of 2016 was lower, as borrowers delayed closings anticipating favorable HUD regulation changes that became effective in the second quarter of 2016. A fair value reduction in the valuation of our mortgage servicing rights at December 31, 2016, contributed to a year‑to‑year decrease of $556,000 in net loan servicing revenue. Noninterest expense increased $1.2 million, or 18%, due primarily to a $796,000, or 16%, increase in salaries and employee benefits, as the segment added several key personnel for planned growth. The $3.2 million decrease in pretax income was offset by a $1.3 million decrease in income tax expense.

Mortgage Warehousing.  The Mortgage Warehousing segment reported net income for the year ended December 31, 2017, of $18.2 million, an increase of $1.4 million, or 8%, over the $16.8 million reported for the year ended December 31, 2016. The increase was comprised primarily of a $3.0 million, or 9%, increase in net interest income associated with an increase in the average yield on loans.  The higher rates were partially offset by a decrease in the average loan portfolio balance outstanding. The volume of warehouse residential participations and lines of credit loan funding decreased 7% to $23.0 billion for the year ended December 31, 2017 compared to $24.8 billion for the year ended December 31, 2016.

The Mortgage Warehousing segment reported net income for the year ended December 31, 2016, of $16.8 million, an increase of $3.1 million, or 23%, over the $13.7 million reported for the year ended December 31, 2015. The increase was comprised primarily of a $4.9 million, or 18%, increase in net interest income, due to increases in both the average loan portfolio balance outstanding, and a $1.8 million, or 153%, increase in warehouse fee income, which was partially offset by a $1.2 million, or 47%, increase in loan expenses, an $819,000 increase in all other noninterest expenses and a $1.9 million increase in income taxes. The volume of warehouse residential participations and lines of credit loan funding increased 23% to $24.8 billion for the year ended December 31, 2016 compared to $20.1 billion for the year ended December 31, 2015. The increase in other noninterest expenses was due primarily to a $308,000 increase in legal expense and a $249,000 increase in technology expense related to the implementation and use of new wire transfer software during 2016, which increased efficiencies and enhanced internal controls.

Banking.  The Banking segment reported net income for the year ended December 31, 2017, of $11.4 million, an increase of $1.9 million, or 20%, over the $9.5 million reported for the year ended December 31, 2016. The increase was comprised primarily of a $6.8 million increase in net interest income, due primarily to an increase in both the average volume of multi-family loans and investment securities balances outstanding, partially offset by increases in noninterest expenses. Total assets in the Banking segment increased 22%, to $1.9 billion at December 31, 2017, compared with December 31, 2016.

The Banking segment reported net income for the year ended December 31, 2016, of $9.5 million, an increase of $4.2 million, or 80%, over the $5.3 million reported for the year ended December 31, 2015. The increase was comprised primarily of a $7.1 million increase in net interest income, due primarily to an increase in both the average loan and investment securities balances outstanding, and a $1.3 million increase in gain on sale of loans, which were partially offset by a $1.0 million increase in salaries and employee benefits and $2.7 million increase in income taxes. The increase in net interest income was due to a $4.2 million net increase in interest on multi‑family rental real estate loans. The average balance of these loans totaled $197.9 million at December 31, 2016 compared to $77.0 million at December 31, 2015, an increase of $120.9 million.

Financial Condition

As of December 31, 2017, we had approximately $3.4 billion in total assets, $2.9 billion in deposits, and $367.5 million in total shareholders’ equity. Total assets as of December 31, 2017, included approximately $359.5 million of cash and cash equivalents, $2.4 billion of loans, which was comprised of $995.3 million of loans held for sale and $1.4 billion of loans held for investment. It also includes $140.8 million of trading securities that primarily represent pre‑sold multi‑family rental real estate loan originations in Ginnie Mae and Fannie Mae mortgage backed securities pending settlements that typically occur within 30 days. There are $408.4 million of available for sale securities that are match funded with related custodial deposits. There are restrictions on the types of securities as these are funded by certain custodial deposits where we set the cost of deposits based on the yield of the related securities. Mortgage servicing rights at December 31, 2017 were $66.1 million based on the fair value of the multi‑family rental real estate loans servicing, which are primarily Ginnie Mae servicing rights with 10‑year call protection.

Comparison of Financial Condition at December 31, 2017, 2016, and 2015

Total Assets.  Total assets increased $674.6 million, or 25%, to $3.4 billion at December 31, 2017 from $2.7 billion at December 31, 2016, and at December 31, 2016 increased $449.1 million, or 20%, from $2.3 billion at December 31, 2015. The increases were due primarily to increases in loans and investment securities for both periods, which were partially offset by a decrease in cash and cash equivalents.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $86.2 million, or 19%, to $359.5 million at December 31, 2017 from $445.7 million at December 31, 2016, and at December 31, 2016 decreased $1.1 million, to $445.7 million from $446.8 million at December 31, 2015.

Trading Securities.  Trading securities increased $3.2 million, or 2%, to $140.8 million at December 31, 2017, from $137.7 million at December 31, 2016, and at December 31, 2016 increased $29.8 million, or 28%, to $137.7 million, from $107.9 million at December 31, 2015. The trading securities represent loans that the Bank has funded and are held pending settlement as a mortgage‑backed security with a firm commitment from the investor, as to which the Bank has committed to sell the securities. The increases were due to an increase in the volume of lending, and timing of settlements.

Securities Available‑for‑Sale.  Investment securities available‑for‑sale increased $82.5 million, or 25%, to $408.4 million at December 31, 2017 from $325.9 million at December 31, 2016. The increase in securities available‑for‑sale was primarily due to purchases of $199.6 million which were partially offset by calls, maturities and repayments of securities totaling $116.5 million during the period. Investment securities available‑for‑sale increased $71.4 million, or 28%, to $325.9 million at December 31, 2016 from $254.5 million at December 31, 2015. The increase in securities available‑for‑sale was primarily due to purchases of $290.4 million, partially offset by maturities (paydowns), calls and sales of securities totaling $218.3 million. We invest in available for sale securities primarily using funds from escrow deposits held at the Bank received in connection with our servicing activities.    The available for sale securities are funded by, and paired with as to interest rates, escrow custodial deposits held at the Bank on loans serviced by us. This portfolio of securities is structured to achieve a favorable interest rate spread. The balance of these securities closely approximates the balances of the escrow custodial accounts on an ongoing basis.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity as of December 31, 2017
	Due in One Year		Due from One to		Due from Five to		Due after Ten
	or Less		Five Years		Ten Years		Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

U.S. Treasury Notes	$—	—%	$1,000	1.25%	$—	—%	$—	—%
U.S. government agencies	164,997	1.02%	211,417	1.47%	—	—%	—	—%
Municipals	—	—%	488	3.54%	—	—%	6,200	4.35%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	25,960	3.71%
Total	$164,997	1.02%	$212,905	1.47%	$—	—%	$32,160	3.83%

Loans Held for Sale. Loans held for sale, comprised primarily of single‑family residential real estate loan participations, increased $230.8 million, or 30%, to $995.3 million at December 31, 2017 from $764.5 million at December 31, 2016. The increase was due primarily to a $168.4 million increase in balances at Merchants Bank and a $62.4 million increase at NMF. Originations and purchases of loans identified as held for sale totaled $18.7 billion during the year ended December 31, 2017, compared to $20.1 billion during the same period in 2016, or a decrease of 7%.

Loans held for sale increased $143.9 million, or 23%, to $764.5 million at December 31, 2016 from $620.6 million at December 31, 2015. Originations and purchases of loans identified as held for sale totaled $20.1 billion during the year ended December 31, 2016, compared to $15.6 billion during the year ended December 31, 2015.

The following table shows our allocation of loans held for investment as of the dates presented:

	December 31, 2017		December 31, 2016		December 31, 2015
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total

Mortgage warehouse lines of credit	$224,937	16%	$275,039	29%	$281,746	37%
Residential real estate	330,410	24%	235,759	25%	199,065	26%
Multi-family and healthcare financing	529,259	38%	261,031	28%	145,082	19%
Commercial and commercial real estate	228,668	17%	113,812	12%	83,688	11%
Agricultural production and real estate	51,966	4%	46,763	5%	44,772	6%
Consumer and margin	9,420	1%	9,392	1%	7,859	1%
Total	1,374,660		941,796		762,212
Allowance for loan losses	(8,311)		(6,250)		(5,422)
Total loans held for investment, net	$1,366,349	100%	$935,546	100%	$756,790	100%

Loans Receivable, Net. Loans receivable, net, which are comprised of loans held for investment, increased $430.8 million, or 46%, to $1.4 billion at December 31, 2017 compared to December 31, 2016. The increase in net loans was comprised primarily of an increase of $268.2 million, or 103%, in multi-family and healthcare financing loans, to $529.3 million at December 31, 2017, a $114.9 million increase in commercial loans, to $228.7 million at December 31, 2017 and a $94.7 million, or 40%, increase in residential real estate loans, to $330.4 million at December 31, 2017, which were partially offset by a decrease of $50.1 million, or 18%, in mortgage warehouse lines of credit loans to $224.9 million at December 31, 2017 from $275.0 million at December 31, 2016. The increase in multi-family and healthcare financing was due to the increased origination volume from $1.2 billion for the year ended December 31, 2016, to $1.7 billion for the year ended December 31, 2017.  The increase in commercial loans was due primarily to a $82.2 million increase in operating lines of credit secured by mortgage servicing rights and cross‑collateralized by gain on sale proceeds from loans funded by Merchants Bank under warehouse facilities. The increase in residential real estate was due to a 64% increase in our All‑in‑One® product line, which grew from $136.0 million for the year ended December 31, 2016 to $222.7 million for the year ended 2017. The decrease in mortgage warehouse lines of credit was due primarily to a $33.2 million decrease in balances and a $16.9 million increase in participations sold to other financial institutions. The decrease in mortgage warehouse lines of credit balances was primarily due to a shift from warehouse lines of credit to single family loan participations and a decline in the industry volumes of 1 to 4 family mortgage originations. There was a 17% industry decline in single‑family residential loan volumes from the year ended December 31, 2016 to the year ended December 31, 2017, according to the Mortgage Bankers Association, compared to the 7% decline in mortgage warehouse volumes we reported during the same period.

Loans receivable, net increased $178.8 million, or 24%, to $935.5 million at December 31, 2016 compared to December 31, 2015. The increase in net loans was comprised primarily of an increase of $115.9 million, or 80%, in multi‑family rental real estate loans, to $261.0 million at December 31, 2016 from $145.1 million at December 31, 2015; a $36.7 million, or 18%, increase in residential real estate loans to $235.8 million at December 31, 2016 from $199.1 million at December 31, 2015; and a $30.1 million, or 36%, increase in commercial loans, to $113.8 million at December 31, 2016 from $83.7 million at December 31, 2015, which were partially offset by a $6.7 million, or 2%, decrease in mortgage warehouse lines of credit loans to $275.0 million at December 31, 2016 from $281.7 million at December 31, 2015. The increase in multi‑family rental real estate loans was due to loans delaying conversion to permanent financing due to the favorable HUD regulations changes that went into effect in the second quarter of 2016 and an increase in participations to other institutions which allowed for increased capacity to originate multi‑family bridge and acquisition loans. The increase in residential real estate was primarily due to a $36.2 million increase in HELOCs due to additional purchases of first lien home equity lines of credit in excess of runoff. The increase in commercial loans was due to new commercial loan relationships.

The following table presents an analysis of the allowance for loan losses for the periods presented:

	At or For the Year
	Ended December 31,
(Dollars in thousands)	2017	2016	2015

Balance at beginning of period	$6,250	$5,422	$4,458
Charge-offs:
Mortgage warehouse lines of credit	—	—	—
Residential real estate	—	—	—
Multi-family and healthcare financing	—	—	—
Commercial and commercial real estate	(546)	—	—
Agricultural production and real estate	—	—	—
Consumer and margin	—	—	—
Total charge-offs	(546)	—	—
Recoveries:
Mortgage warehouse lines of credit	—	—	—
Residential real estate	—	—	1
Multi-family and healthcare financing	—	—	—
Commercial and commercial real estate	135	—	3
Agricultural production and real estate	—
Consumer and margin	—	—	—
Total recoveries	135	—	4
Net (charge-offs) recoveries	(411)	—	4
Transfers out:
Residential real estate	—	(132)	—
Provision for loan losses	2,472	960	960
Balance at end of period	$8,311	$6,250	$5,422
Ratios:
Net charge-offs to average loans outstanding	0.02%	0.00%	0.00%
Allowance for loan losses to non-performing loans at end of period	264.68%	331.21%	611.27%
Allowance for loan losses to total loans at end of period	0.60%	0.66%	0.71%

The following table presents an analysis of the allowance for loan losses for the periods presented:

	At December 31,
	2017			2016			2015
			Percent of			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in		Percent of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans

Mortgage warehouse lines of credit	$283	3%	16%	$373	6%	29%	$704	13%	37%
Residential real estate	1,587	19%	24%	2,170	35%	25%	2,212	41%	26%
Multi-family and healthcare financing	3,502	42%	38%	1,962	31%	28%	1,308	24%	19%
Commercial and commercial real estate	2,362	29%	17%	1,374	22%	12%	908	17%	11%
Agricultural production and real estate	320	4%	4%	269	4%	5%	222	4%	6%
Consumer and margin	257	3%	1%	102	2%	1%	68	1%	1%
Total allocated allowance	8,311	100%	100%	6,250	100%	100%	5,422	100%	100%
Unallocated allowance	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$8,311	100%	100%	$6,250	100%	100%	$5,422	100%	100%

The following table sets forth the amounts of non‑performing loans and non‑performing assets at the dates indicated:

	At
	December 31,
(Dollars in thousands)	2017	2016	2015

Nonaccrual loans:
Mortgage warehouse lines of credit	$—	$—	$—
Residential real estate	60	303	66
Multi-family and healthcare financing	—	—	—
Commercial and commercial real estate	2,060	899	181
Agricultural production and real estate	282	—	—
Consumer and margin	146	—	—
Total	2,548	1,202	247
Accruing loans 90 days or more past due:
Mortgage warehouse lines of credit	—	—	—
Residential real estate	475	578	605
Multi-family and healthcare financing	—	—	—
Commercial and commercial real estate	—	—	—
Agricultural production and real estate	117	107	35
Consumer and margin	—	—	—
Total	592	685	640
Total nonperforming loans	3,140	1,887	887
Real estate owned	—	—	—
Other nonperforming assets	—	—	—
Total nonperforming assets	$3,140	$1,887	$887
Troubled debt restructurings:
Mortgage warehouse lines of credit	$—	$—	$—
Residential real estate	—	—	—
Multi-family and healthcare financing	—	—	—
Commercial and commercial real estate	1,969	—	—
Agricultural production and real estate	—	—	—
Consumer and margin	—	—	—
Total	$1,969	$—	$—
Ratios:
Total non-performing loans to total loans	0.23%	0.20%	0.12%
Total non-performing loans to total assets	0.09%	0.07%	0.04%
Total non-performing assets to total assets	0.09%	0.07%	0.04%
Total non-performing loans and TDRs to total loans	0.37%	0.20%	0.12%
Total non-performing loans and TDRs to total assets	0.15%	0.07%	0.04%
Total non-performing assets and TDRs to total assets	0.15%	0.07%	0.04%

Mortgage Servicing Rights. Mortgage servicing rights increased $12.4 million, or 23%, to $66.1 million at December 31, 2017 from $53.7 million at December 31, 2016. During 2017, the acquisition of RICHMAC added $4.0 million in mortgage servicing rights to our portfolio.  Purchased and originated servicing added $11.0 million, partially offset by reductions for paydowns on serviced loans of $5.5 million.  Also contributing to the increase was a $3.0 million adjustment to reflect an increase in fair value of the mortgage servicing rights.

Mortgage servicing rights decreased $1.9 million, or 3%, to $53.7 million at December 31, 2016 from $55.6 million at December 31, 2015. Mortgage servicing rights are recognized in connection with sales of multi‑family loans when we retain servicing of the sold loans, as well as upon purchases of loan servicing portfolios. The mortgage servicing rights are recorded and carried at fair value.

Deposits. Deposits increased $514.9 million, or 21%, to $2.9 billion at December 31, 2017 from $2.4 billion at December 31, 2016. Interest bearing deposits increased $460.9 million, or 25%, to $2.3 billion at December 31, 2017, and noninterest bearing deposits increased $54.1 million, to $620.7 million at December 31, 2017. Demand deposits increased $211.4 million, or 20%, to $1.3 billion at December 31, 2017, savings deposits increased $60.9 million, or 5%, to $1.3 billion at December 31, 2017, while certificates of deposit accounts increased $242.7 million, or 146%, to $409.0 million at December 31, 2017. The change in certificates of deposit accounts was largely due to the level of brokered deposits outstanding period to period. Brokered certificates of deposit accounts increased $220.0 million, or 173%, to $347.0 million at December 31, 2017 from $127.0 million at December 31, 2016. Brokered savings deposits decreased $61.1 million, or 14%, to $389.5 million at December 31, 2017 from $450.6 million at December 31, 2016 and brokered demand deposit accounts increased by $144.5 million, or 239%, to $205.0 million at December 31, 2017. To fund increased loan originations, total brokered deposits, which also includes brokered demand accounts, increased $303.4 million, or 48%, to $941.5 million at December 31, 2017 from $638.1 million at December 31, 2016.

Deposits increased $389.1 million, or 19%, to $2.4 billion at December 31, 2016 from $2.0 billion at December 31, 2015. Interest‑bearing deposits increased $487.0 million, or 35%, to $1.9 billion at December 31, 2016, while noninterest bearing deposits decreased $97.9 million, to $566.6 million at December 31, 2016. Savings deposits increased $331.8 million, or 39%, to $1.2 billion at December 31, 2016 and demand deposits increased $294.5 million, or 38%, while certificates of deposit accounts decreased $237.2 million, or 59%, to $166.2 million at December 31, 2016. The change in savings deposits and certificates of deposit accounts was largely related to the level of brokered deposits outstanding period to period. Brokered savings deposits increased $279.8 million, or 164%, to $450.6 million at December 31, 2016 from $170.8 million at December 31, 2015. Brokered certificates of deposit decreased $240.2 million, or 65%, to $127.0 million at December 31, 2016 from $367.2 million at December 31, 2015. Total brokered deposits, which includes brokered demand accounts, increased $100.1 million, or 19%, to $638.1 million at December 31, 2016 from $538.0 million at December 31, 2015 due to increased loan origination.

Brokered deposits may be more rate sensitive compared to other sources of funding. In the future, those depositors may not replace their brokered deposits with us as they mature, or we may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or other sources of funds. Not being able to maintain or replace those deposits as they mature would adversely affect our liquidity. Additionally, if the Bank does not maintain its well‑capitalized position, it may not accept or renew any brokered deposits without a waiver granted by the FDIC.

The following tables show the average balance amounts and the average contractual rates paid on our deposits for the periods indicated:

	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2017		December 31, 2016		December 31, 2015
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing demand	$650,537	—%	$726,811	—%	$703,944	—%
Interest bearing demand	569,976	1.14%	397,767	0.70%	196,738	0.25%
Money market savings	834,473	1.21%	673,643	0.96%	540,028	0.96%
Savings	332,374	0.23%	278,919	0.13%	243,841	0.13%
Certificates of deposit	240,869	1.09%	342,599	0.59%	265,577	0.51%
Total	$2,628,229	0.73%	$2,419,739	0.48%	$1,950,128	0.38%

The following table shows time deposits of $100,000 or more by time remaining until maturity:

At December 31,
(Dollars in thousands)	2017

Three months or less	$320,451
Over three months through six months	80,790
Over six months through one year	5,208
Over one year to three years	431
Over three years	578
Total	$407,458

Borrowings. Borrowings totaled $56.6 million at December 31, 2017, a decrease of $394,000 from December 31, 2016, and at December 31, 2016, a decrease of $484,000 from December 31, 2015, which represented net repayments on FHLBI advances.

The following table sets forth certain information regarding our borrowings at the dates and for the periods indicated:

	At or For the Years
	Ended
	December 31,
(Dollars in thousands)	2017	2016	2015

Balance at end of period	$56,612	$57,006	$57,490
Average balance during period	65,660	58,335	56,580
Maximum outstanding at any month end	57,002	57,490	189,125
Weighted average interest rate at end of period(1)	4.09%	3.35%	2.98%
Average interest rate during period	11.9%	12.52%	12.27%

(1)

The weighted‑average interest rate at the end of the period reflects the stated interest rates on the borrowings. In addition to the stated rate, the borrowing term on the subordinated debt include payment of an amount equal to 49% of the net income of NMF.

Total Equity. Total equity increased $161.2 million, or 78%, to $367.5 million at December 31, 2017 from $206.3 million at December 31, 2016. The increase resulted primarily from the issuance of common shares for our initial public offering for $106.2 million, net of issuance costs, common stock issued for our acquisition of RICHMAC for $8.1 million, and net income of $54.7 million, partially offset by dividends on preferred and common shares of $3.3 million and $4.6 million, respectively, during the year.

Total equity increased $58.1 million, or 39%, to $206.3 million at December 31, 2016 from $148.2 million at December 31, 2015. The increase resulted primarily from net income of $33.1 million and net proceeds from the issuance of $31.6 million of our 8% Non‑Cumulative, Perpetual Preferred Stock, which were partially offset by dividends paid on preferred and common shares of $2.0 million and $4.2 million, respectively, during the year.

Liquidity and Capital Resources

Our primary sources of funds are deposits, including those that are escrow, custodial, and brokered in nature, principal and interest payments on loans, and proceeds from sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash, short‑term investments, including interest‑bearing demand deposits and trading securities. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $175.9 million and $149.8 million for the years ended December 31, 2017 and 2016, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $523.1 million and $265.3 million for the years ended December 31, 2017 and 2016, respectively. Net cash provided by financing activities, which is comprised primarily of net change in deposits, was $612.8 million and $414.0 million for the years ended December 31, 2017 and 2016, respectively.

Net cash provided by (used in) operating activities was $(149.8 million) and $118.3 million for the years ended December 31, 2016 and 2015, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $(265.3 million) and $(349.3 million) for the years ended December 31, 2016 and 2015, respectively. Net cash provided by financing activities, which is comprised primarily of net change in deposits, was $414.0 million and $448.2 million for the years ended December 31, 2016 and 2015, respectively.

At December 31, 2017, we had outstanding commitments to originate loans of $316.4 million, unused lines of credit of $121.2 million letters of and outstanding credit of $57.0 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2017 totaled $407.1 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLBI advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. At December 31, 2017, based on available collateral and our ownership of FHLBI stock we had access to additional FHLBI advances of up to $419.7 million.

At December 31, 2017, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $398.3 million, or 12.5% of adjusted total assets, which is above the required level of $127.6 million, or 4.0%; total risk‑based capital of $406.6 million, or 15.7% of risk‑weighted assets, which is above the required level of $207.6 million, or 8.0%; and common equity Tier 1 capital of $398.3 million, or 15.4% of risk‑weighted assets, which is above the required level of $116.8 million, or 4.5% of risk‑weighted assets. Accordingly, the Bank was categorized as well capitalized at December 31, 2017. Management is not aware of any conditions or events since the most recent notification that would change our category.

At December 31, 2017, the Company exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $347.4 million, or 10.9% of adjusted total assets, which is above the required level of $127.3 million, or 4.0%; total risk‑based capital of $355.7 million, or 13.7% of risk‑weighted assets, which is above the required level of $207.7 million, or 8.0%; and common equity Tier 1 capital of $305.8 million, or 11.8% of risk‑weighted assets, which is above the required level of $116.8 million, or 4.5% of risk‑weighted assets. Management is not aware of any conditions or events since the most recent notification that would change our category.

The following table presents the capital ratios under the Basel III capital framework:

				Well-Capitalized Basel III
				Ratio as of Jan. 1, 2015
	December 31, 2017	December 31, 2016	Minimum Capital Levels	Under Prompt Corrective
	Actual	Actual	as of Jan. 1, 2017	Action Regulations
Merchants Bancorp
Common Equity Tier 1 (to risk-weighted assets)	11.8%	8.1%	4.5%	N/A
Tier 1 Leverage Ratio	10.9%	6.6%	4.0%	N/A
Tier 1 Capital	13.4%	10.3%	6.0%	N/A
Total Capital (to risk-weighted assets)	13.7%	10.6%	8.0%	N/A
Merchants Bank
Common Equity Tier 1 (to risk-weighted assets)	15.4%	13.2%	4.5%	≥6.5%
Tier 1 Leverage Ratio	12.5%	8.4%	4.0%	≥5.0%
Tier 1 Capital	15.4%	13.2%	6.0%	≥8.0%
Total Capital (to risk-weighted assets)	15.7%	13.5%	8.0%	≥10.0%

Contractual obligations

The following table summarizes aggregated information about our outstanding contractual obligations and other long‑term liabilities as of December 31, 2017. The payment amounts represent those amounts contractually due to the recipients.

	Payments Due by Period
				Three to	More
		Less Than	One to Three	Five	than
(Dollars in thousands)	Total	One Year	Years	Years	Five Years

Deposits without a stated maturity	$2,534,605	$2,534,605	$—	$—	$—
Time deposits	408,956	407,149	1,044	763	—
Borrowings	56,612	55,417	359	116	720
Operating lease obligations	3,509	874	1,525	640	470
Total	$3,003,682	$2,998,045	$2,928	$1,519	$1,190

Borrowings are fully described in Note 10 of the Consolidated Financial Statements as of December 31, 2017 and 2016. Operating lease obligations are in place primarily for facilities and land on which banking facilities are located. See Note 22 of our Consolidated Financial Statements as of December 31, 2017,  2016, and 2015 for additional information.

Off‑Balance Sheet Arrangements.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and standby letters of credit.

For information about our loan commitments, unused lines of credit and standby letters of credit, see Note 22 of the Notes to our Consolidated Financial Statements.

We have not engaged in any other off‑balance‑sheet transactions in the normal course of our lending activities.

Critical Accounting Policies and Estimates

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our critical accounting policies:

Allowance for Loan Losses.  The allowance for loan losses is the estimated amount considered necessary to cover inherent, but unconfirmed, credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is included in net interest income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.

Management performs a quarterly evaluation of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The analysis has two components, specific and general allowances. The specific allowance is for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral‑dependent loans, the fair value of the collateral, adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a specific reserve is established for the difference. The general allowance, which is for loans reviewed collectively, is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes historical loss percentages and qualitative factors that are applied to the loan groups to determine the amount of the allowance for loan losses necessary for loans that are reviewed collectively. The qualitative component is critical in determining the allowance for loan losses as certain trends may indicate the need for changes to the allowance for loan losses based on factors beyond the historical loss history. Not incorporating a qualitative component could misstate the allowance for loan losses. Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

Mortgage Servicing Rights.  Mortgage servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets. Servicing rights resulting from the sale or securitization of loans originated by us are initially measured at fair value at the date of transfer. We have elected to initially and subsequently measure the mortgage servicing rights for mortgage loans using the fair value method. Under the fair value method, the servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.

Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model is from an independent third party and it incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial assets earnings rate, an inflation rate, ancillary income, prepayment speeds, prepayment penalties, and default rates and losses. We review the reasonableness of the assumptions and the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States. These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the mortgage‑servicing right and may result in a reduction to noninterest income.

Fair Value Measurements.  The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by us can be found in Note 20 of our Consolidated Financial Statements “Disclosures About Fair Value of Assets and Liabilities.”

Recently Issued Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2017, see Note 25 of our Consolidated Financial Statements “Recent Accounting Pronouncements.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk.  Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. We have identified two primary sources of market risk: interest rate risk and price risk.

Interest Rate Risk

Overview.  Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest‑earning assets and interest‑bearing liabilities (reprice risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR (basis risk).

The Asset‑Liability Committee of our board of directors, or ALCO, is a management committee that manages our interest rate risk within broad policy limits established by our board of directors. In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Our ALCO meets quarterly to monitor the level of interest rate risk sensitivity to ensure compliance with the board of directors’ approved risk limits.

Interest rate risk management is an active process that encompasses monitoring loan and deposit flows complemented by investment and funding activities. Effective management of interest rate risk begins with understanding the dynamic characteristics of assets and liabilities and determining the appropriate interest rate risk posture given business forecasts, management objectives, market expectations, and policy constraints.

An asset sensitive position refers to a balance sheet position in which an increase in short‑term interest rates is expected to generate higher net interest income, as rates earned on our interest‑earning assets would reprice upward more quickly than rates paid on our interest‑bearing liabilities, thus expanding our net interest margin. Conversely, a liability sensitive position refers to a balance sheet position in which an increase in short‑term interest rates is expected to generate lower net interest income, as rates paid on our interest‑bearing liabilities would reprice upward more quickly than rates earned on our interest‑earning assets, thus compressing our net interest margin.

Income Simulation and Economic Value Analysis.  Interest rate risk measurement is calculated and reported to the ALCO at least quarterly. The information reported includes period‑end results and identifies any policy limits exceeded, along with an assessment of the policy limit breach and the action plan and timeline for resolution, mitigation, or assumption of the risk.

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

We report NII at Risk to isolate the change in income related solely to interest earning assets and interest‑bearing liabilities. The NII at Risk results reflect the analysis used quarterly by management. It models gradual −100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one‑year period.

The following table presents NII at Risk as of December 31, 2017, 2016,  and 2015:

	Net Interest Income Sensitivity
	Twelve Months Forward
(Dollars in thousands)	−100	+100	+200
December 31, 2017:
Dollar change	$(14,336)	$11,578	$23,134
Percent change	(14.6)%	11.8%	23.6%
December 31, 2016:
Dollar change	$(15,458)	$12,867	$26,083
Percent change	(20.3)%	16.9%	34.2%
December 31, 2015:
Dollar change	$(8,114)	$9,729	$19,438
Percent change	(13.2)%	15.9%	31.7%

Our interest rate risk management policy limits the change in our net interest income to +/−15% for a 100 basis point move in interest rates, and +/−20% for a 200 basis point move in rates. At both December 31, 2017 and 2016 we estimated that a −100 basis point change in rates would have caused a greater than 15% decline in net interest income over the forward 12 month period. However, these estimates were based on a constant‑sized balance sheet. Mortgage volumes typically would increase in a −100 basis point scenario which would increase net interest and noninterest income. Management determined these dynamics are sufficient mitigating factors. Management may also remediate situations where we are not within our policy limits by buying or selling assets, buying or selling participations in assets, and changing asset and liability pricing.

The EVE results included in the following table reflect the analysis used quarterly by management. It models immediate −100, +100 and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
(Dollars in thousands)	−100	+100	+200
December 31, 2017:
Dollar change	$3,524	$(6,718)	$(14,803)
Percent change	0.9%	(1.6)%	(3.6)%
December 31, 2016:
Dollar change	$2,277	$(5,289)	$(12,100)
Percent change	0.9%	(2.1)%	(4.8)%
December 31, 2015:
Dollar change	$2,960	$(6,938)	$(14,143)
Percent change	1.5%	(3.5)%	(7.1)%

Our interest rate risk management policy limits the change in our EVE to −15% for a 100 basis point move in interest rates, and −20% for a 200 basis point move in rates. We are within policy limits set by our board of directors for the −100, +100 and +200 basis point scenarios. The EVE reported at December, 2017 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall. The EVE results reported as of December 31, 2017, 2016 and 2015, for all levels of interest rate changes, shows an asset sensitive position.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements of

Merchants Bancorp

***

All financial statement schedules have been omitted as the required information either is not applicable or is included in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Merchants Bancorp

Carmel, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Merchants Bancorp (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements").  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ BKD, LLP

BKD, LLP

We have served as the Company’s auditor since 2014.

Indianapolis, Indiana

March 28, 2018

Merchants Bancorp

Consolidated Balance Sheets

December 31, 2017 and 2016

(In thousands, except share data)

	December 31,	December 31,
	2017	2016
Assets
Cash and due from banks	$18,905	$10,036
Interest-earning demand accounts	340,614	435,665
Cash and cash equivalents	359,519	445,701
Securities purchased under agreements to resell	7,043	5,392
Trading securities	140,837	137,675
Available for sale securities	408,371	325,874
Federal Home Loan Bank (FHLB) stock	7,539	7,539
Loans held for sale	995,319	764,503
Loans receivable, net of allowance for loan losses of $8,311 and $6,250, respectively	1,366,349	935,546
Premises and equipment, net	5,354	4,851
Mortgage servicing rights	66,079	53,670
Interest receivable	8,326	5,368
Goodwill	3,902	523
Intangible assets, net	1,512	—
Other assets and receivables	22,983	31,870
Total assets	$3,393,133	$2,718,512
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$620,700	$566,631
Interest bearing	2,322,861	1,861,990
Total deposits	2,943,561	2,428,621
Borrowings	56,612	57,006
Deferred and current tax liabilities, net	12,422	17,363
Other liabilities	13,064	9,234
Total liabilities	3,025,659	2,512,224
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 50,000,000 shares
Issued and outstanding - 28,685,167 shares at December 31, 2017 and 21,111,200 shares at December 31, 2016	134,891	20,061
Preferred stock - $1,000 per share, without par value
Authorized - 5,000,000 shares
Issued and outstanding - 41,625 shares	41,581	41,581
Retained earnings	192,008	145,274
Accumulated other comprehensive loss	(1,006)	(628)
Total shareholders' equity	367,474	206,288
Total liabilities and shareholders' equity	$3,393,133	$2,718,512

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Income

Years Ended December 31, 2017, 2016 and 2015

(In thousands, except share and per share data)

	Year Ended
	December 31,
	2017	2016	2015
Interest Income
Loans	$79,922	$62,563	$49,006
Investment securities:
Trading	5,187	4,516	3,579
Available for sale	4,531	3,249	2,361
Federal Home Loan Bank stock	321	320	308
Other	4,426	2,291	1,091
Total interest income	94,387	72,939	56,345
Interest Expense
Deposits	20,003	11,663	7,346
Borrowed funds	7,787	7,305	6,944
Total interest expense	27,790	18,968	14,290
Net interest income	66,597	53,971	42,055
Provision for loan losses	2,472	960	960
Net Interest Income After Provision for Loan Losses	64,125	53,011	41,095
Noninterest Income
Gain on sale of loans	37,790	24,755	24,803
Loan servicing fees (costs), net	6,273	280	836
Mortgage warehouse fees	2,608	3,015	1,193
Gains on sale of investments available for sale (includes $0, $24, and $0, respectively, related to accumulated other comprehensive earnings reclassifications)	—	24	—
Other income	1,009	430	176
Total noninterest income	47,680	28,504	27,008
Noninterest Expense
Salaries and employee benefits	21,472	14,313	11,962
Loan expenses	4,097	4,251	2,735
Occupancy and equipment	1,602	1,344	1,248
Professional fees	1,516	1,298	675
Deposit insurance expense	930	1,149	1,077
Technology expense	1,171	985	702
Other expense	3,856	3,380	2,523
Total noninterest expense	34,644	26,720	20,922
Income Before Income Taxes	77,161	54,795	47,181
Provision for Income Taxes (includes $0, $10, and $0, respectively, related to income tax expense for reclassification items)	22,477	21,668	18,798
Net Income	$54,684	$33,127	$28,383
Dividends on Preferred Stock	(3,330)	(2,002)	—
Net Income allocated to Common Shareholders	$51,354	$31,125	$28,383
Basic earnings per share	$2.28	$1.47	$1.35
Diluted earnings per share	$2.28	$1.47	$1.35
Weighted-average shares outstanding
Basic	22,551,452	21,111,208	21,075,475
Diluted	22,568,154	21,113,435	21,075,475
Dividends per share	$0.20	$0.20	$0.20

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2017, 2016 and 2015

(In thousands)

	Year Ended
	December 31,
	2017	2016	2015
Net Income	$54,684	$33,127	$28,383
Other Comprehensive Income (Loss):
Net change in unrealized losses on investment securities available for sale, net of (taxes) benefits of $256, $262, and $25, respectively	(378)	(382)	(39)
Less: Reclassification adjustment for gains included in net income, net of tax expense of $0, $10, and $0, respectively	—	14	—
Other comprehensive loss for the period	(378)	(396)	(39)
Comprehensive Income	$54,306	$32,731	$28,344

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2017, 2016 and 2015

(In thousands, except share and per share data)

						Accumulated
						Other
	Common Stock		Preferred Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance, January 1, 2015	20,703,700	$16,120	—	$—	$94,210	$(193)	$110,137
Net income	—	—	—	—	28,383	—	28,383
Issuance of preferred stock	—	—	10,000	10,000	—	—	10,000
Issuance of common stock, net of offering expenses of $134	407,500	3,941	—	—	—	—	3,941
Dividends on common stock, $0.20 per share	—	—	—	—	(4,222)	—	(4,222)
Other comprehensive loss	—	—	—	—	—	(39)	(39)
Balance, December 31, 2015	21,111,200	20,061	10,000	10,000	118,371	(232)	148,200
Net income	—	—	—	—	33,127	—	33,127
Issuance of preferred stock, net of offering expenses of $44	—	—	31,625	31,581	—	—	31,581
Dividends on preferred stock	—	—	—	—	(2,002)	—	(2,002)
Dividends on common stock, $0.20 per share	—	—	—	—	(4,222)	—	(4,222)
Other comprehensive loss	—	—	—	—	—	(396)	(396)
Balance, December 31, 2016	21,111,200	20,061	41,625	41,581	145,274	(628)	206,288
Net income	—	—	—	—	54,684	—	54,684
Shares issued for stock compensation plan	3,200	—	—	—	—	—	—
Compensation expense for stock compensation plan	—	458	—	—	—	—	458
Cash paid in lieu of fractional shares in stock split	(4)	—	—	—	—	—	—
Shares issued for RICHMAC acquisition	383,271	8,127	—	—	—	—	8,127
Dividends on preferred stock	—	—	—	—	(3,330)	—	(3,330)
Dividends on common stock, $0.20 per share	—	—	—	—	(4,620)	—	(4,620)
Initial public offering, net of issuance costs	7,187,500	106,245	—	—	—	—	106,245
Other comprehensive loss	—	—	—	—	—	(378)	(378)
Balance, December 31, 2017	28,685,167	$134,891	41,625	$41,581	$192,008	$(1,006)	$367,474

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Cash Flows

Years Ended December 31, 2017, 2016 and 2015

(In thousands)

	Year Ended
	December 31,
	2017	2016	2015
Operating activities:
Net income	$54,684	$33,127	$28,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	296	278	301
Provision for loan losses	2,472	960	960
Deferred tax, net	(2,415)	(1,436)	482
Gain on sale of securities	—	(24)	—
Gain on sale of loans	(37,790)	(24,755)	(24,803)
Proceeds from sales of loans	18,498,028	20,022,010	15,773,893
Loans and participations originated and purchased for sale	(18,702,694)	(20,145,855)	(15,639,872)
Change in mortgage servicing rights for paydowns and fair value adjustments	2,554	7,628	5,361
Net change in:
Trading securities	(3,162)	(29,806)	(24,912)
Other assets and receivables	11,501	(16,170)	(1,360)
Other liabilities	(850)	4,073	(519)
Other	1,490	199	414
Net cash provided by (used in) operating activities	(175,886)	(149,771)	118,328
Investing activities:
Net change in securities purchased under agreements to resell	(1,651)	122	(933)
Purchases of available-for-sale securities	(199,635)	(290,396)	(361,139)
Proceeds from sales of available-for-sale securities	—	7,371	—
Proceeds from calls, maturities and paydowns of available-for-sale securities	116,506	210,967	328,833
Purchases of loans	(133,329)	(75,249)	(70,396)
Net change in loans receivable	(300,889)	(119,075)	(244,199)
Proceeds from sale of home equity loans held for investment	—	14,900	—
Purchase of Federal Home Loan Bank stock	—	—	(2,250)
Proceeds from sale of Federal Home Loan Bank stock	—	—	2,208
Proceeds from sale of assets	—	40	—
Purchases of premises and equipment	(788)	(1,204)	(322)
Purchases of mortgage servicing rights	(1,209)	(1,357)	(1,135)
Purchase of limited partnership interests	(2,694)	(11,126)	—
Cash received in acquisition of subsidiary	363	—	—
Other investing activities	189	(295)	—
Net cash used in investing activities	(523,137)	(265,302)	(349,333)
Financing activities:
Net change in deposits	514,940	389,101	428,801
Proceeds from line of credit borrowing	—	—	10,000
Proceeds from Federal Home Loan Bank advances	754,150	220,000	288,619
Repayment of Federal Home Loan Bank advances	(754,544)	(220,485)	(288,988)
Proceeds from issuance of common stock	106,245	—	3,941
Proceeds from issuance of preferred stock	—	31,581	10,000
Dividends	(7,950)	(6,224)	(4,222)
Net cash provided by financing activities	612,841	413,973	448,151
Net Change in Cash and Cash Equivalents	(86,182)	(1,100)	217,146
Cash and Cash Equivalents, Beginning of Period	445,701	446,801	229,655
Cash and Cash Equivalents, End of Period	$359,519	$445,701	$446,801
Additional Cash Flows Information:
Interest paid	$26,763	$17,799	$14,234
Income taxes paid	27,050	22,230	19,474

See Notes to Consolidated Financial Statements.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Merchants Bancorp, a registered bank holding company (the “Company”) and its wholly owned subsidiary, Merchants Bank of Indiana (the “Bank”) and the Bank’s subsidiaries, P/R Mortgage and Investment Corp. (“P/RMIC”), Ash Realty Holdings, LLC (“Ash Realty”), Natty Mac Funding, Inc. (“NMF”), and MBI Midtown West, LLC (“MMW”), and P/RMIC’s subsidiary, RICHMAC Funding, LLC (“RICHMAC”), (collectively referred to as “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Bank operates under an Indiana state bank charter and provides full banking services. As a state bank, the Bank is subject to the regulation of the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation. The Company is further subject to regulations of the Federal Reserve Board governing bank holding companies.

The Bank operates from four locations in Indiana, including Lynn, Spartanburg, Carmel and Indianapolis. The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Hamilton, Randolph and surrounding counties in Indiana. The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. The Bank’s Mortgage Warehousing segment funds and participates in single family and multi‑family, agency eligible loans across the nation.

P/RMIC was formed in August 1990, in the state of Indiana. P/RMIC is primarily engaged in mortgage banking, specializing in lending for multi‑family rental properties and healthcare facilities. It is an FHA approved mortgagee and Ginnie Mae issuer.

In August 2012, the Bank established a qualifying subsidiary, Ash Realty, for the purpose of acquiring, holding and liquidating real estate acquired by the Bank as a result of various foreclosures.

NMF was formed in April 2014, in the state of Indiana. NMF provides loan participations and participation warehouse financing to Home Point Financial Corporation (“Home Point”), its subsidiaries, and customers. Home Point acquired Stonegate Mortgage Corporation (“Stonegate “) in May 2017.

MMW was formed in 2016 to hold land and improvements for a proposed new headquarters building.

In August 2017, P/RMIC acquired RICHMAC, a national multi‑family housing mortgage lender, to compliment and expand the products and services offered by P/RMIC.  The acquisition allows P/RMIC to provide additional product offerings to current customers, as well as broaden the origination network into attractive markets where the Bank did not previously have a presence. The purchase price was paid in shares of Company common stock with a value of $8.1 million.  In connection with the acquisition, the Company recorded goodwill and intangible assets totaling $3.4 million and $1.6 million, respectively. The remainder of the assets were primarily recorded as mortgage servicing rights. The acquisition did not materially impact the Company’s financial position, results of operations or cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, loan servicing rights and fair values of financial instruments.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of cash amounts due from depository institutions, interest‑bearing deposits in other banks, money market accounts, and federal funds sold.

At December 31, 2017, the Company’s cash accounts exceeded federally insured limits by approximately $349.4 million. Included in this amount is approximately $327.4 million with the Federal Reserve Bank and $3.5 million with the Federal Home Loan Bank of Indianapolis.

At December 31, 2016, the Company’s cash accounts exceeded federally insured limits by approximately $437.5 million. Included in this amount is approximately $426.1 million with the Federal Reserve Bank and $2.8 million with the Federal Home Loan Bank of Indianapolis.

Securities purchased under agreements to resell

Securities purchased pursuant to a simultaneous agreement (RRA) to resell the same securities at a specified price and date generally have maturity dates of 90 days or less and are carried at cost. Every 90 days the RRAs rollover.

Trading Activities

The Company engages in trading activities. Securities that are held principally for resale in the near term are recorded in the trading assets account at fair value with changes in fair value recorded in earnings. Trading securities include FHA and conventional participation certificates. Interest is included in net interest income. The unrealized gains included in trading securities totaled $643,000, $1.7 million and $1.7 million at December 31, 2017, 2016, and 2015, respectively.

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

For debt securities with fair value below amortized cost when the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other‑than‑temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held‑to‑maturity debt securities, the amount of other‑than‑temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other‑than‑temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Loans Held for Sale under Mortgage Banking Activities

The Company uses participation agreements to fund mortgage loans held for sale from closing or purchase until sale to an investor. Under a participation agreement the Company elects to purchase a participation interest of up to 100% in individual loans. The Company shares proportionately in the interest income and the credit risk until the loan is sold to an investor. The Company holds the collateral until it is sent under a bailee arrangement to the investor. Typical investors are large financial institutions or government agencies.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

Interest earned from the time of funding to the time of sale is recognized as interest income as accrued. Fee earning agreements are recognized when collected as noninterest income.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance and included in noninterest income. Gains and losses on loan sales are recorded in noninterest income, and generally direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

The gain on sale of loans in the income statement includes placement and origination fees, capitalized mortgage servicing rights, trading gains and losses and other related income.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for unearned income, charge‑offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well‑secured and in process of collection. Past‑due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

For loans that are placed on nonaccrual or that are charged off, all accrued interest is reversed against interest income. The interest on these loans is applied to the principal balance until the loan can be returned to an accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

For all loan portfolio segments, the Company promptly charges off loans, or portions thereof, when available information confirms that specific loans are uncollectable based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For impaired loans that are considered to be solely collateral dependent, a partial charge‑off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016
Allowance for Loan Losses

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non‑classified loans and is based on historical charge‑off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case‑by‑case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan‑by‑loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. For impaired loans where the Company utilizes discounted cash flows to determine the level of impairment, the Company includes the entire change in the present value of cash flows as bad debt expense.

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

Nonaccrual loans, including TDRs that have not met the six month minimum performance criterion, are reported as non‑performing loans. For all loan classes, it is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is questionable under the terms of the loan agreement. Most generally, this is at 90 or more days past due.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

With regard to determination of the amount of the allowance for credit losses, restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight‑line method for premises and the declining balance method for furniture, fixtures and equipment over the estimated useful lives of the assets.

The estimated useful lives for premises and equipment are as follows:

Buildings	10 to 40	years
Leasehold improvements	5 to 39	years
Furniture, fixtures and equipment	3 to 10	years
Vehicles	5	years

Expenditures for property and equipment and for renewals or betterments that extend the originally estimated economic life of the assets are capitalized. Expenditures for maintenance and repairs are charged to expense. When an asset is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

Federal Home Loan Bank Stock

Federal Home Loan Bank (FHLB) stock is a required investment for institutions that are members of a FHLB. The required investment in the common stock is based on a predetermined formula, carried at cost and evaluated for impairment.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from other real estate.

Mortgage Servicing Rights

Mortgage servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets. Under the servicing assets and liabilities accounting guidance (ASC 860‑50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. The Company has elected to initially and subsequently measure the mortgage servicing rights for mortgage loans using the fair value method. Under the fair value method, the servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.

Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model is from an independent third party and it incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, prepayment penalties, and default rates and losses. These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the mortgage‑servicing right and may result in a reduction to noninterest income.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The change in the fair value of the mortgage‑servicing rights is netted against loan servicing fee income.

Goodwill and Intangible Assets

Goodwill is tested annually for impairment or more frequently if impairment indicators are present. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

Intangible assets, which consist of licenses and trade names, are amortized over a period ranging from 84 to 120 months using a straight line method of amortization. On a periodic basis, the Company evaluates events and circumstances that may indicate a change in the recoverability of the carrying value.

Investment in Qualified Affordable Housing Limited Partnerships

The Company has elected to account for its investment in affordable housing tax credit limited partnerships using the proportional amortization method described in FASB ASU 2014‑01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (A Consensus of the FASB Emerging Issues Task Force).” Under the proportional amortization method, an investor amortizes the initial cost of the investment to income tax expense in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The investment in the limited partnerships is included in other assets in the consolidated balance sheets.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more‑likely‑than‑not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more‑likely‑than‑not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non‑U.S. income tax examinations by tax authorities for years before 2014.

The Company recognizes interest and penalties, if any, on income taxes as a component of income tax expense.

The Company files consolidated income tax returns with its subsidiaries.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

Earnings Per Share

Basic earnings per share is the Company’s net income available to common shareholders, which represents net income less dividends paid or payable to preferred stock shareholders, if any, divided by the weighted‑average number of common shares outstanding during each period. Diluted earnings per share is calculated in the same manner as basic earnings per share, but also reflects the issuance of additional common shares that would have been diluted if such shares had been outstanding, as well as any adjustment to income that would result from the assumed issuance.

Share‑based Compensation Plan

The Company has a restricted stock plan that provides for annual awards of shares to certain members of senior management based upon the Company’s performance and attainment of certain performance goals established by the Board of Directors. Share awards are valued at the estimated fair value on the date of the award and generally vest over three years. Compensation expense for the awards is recognized in the consolidated financial statements ratably over the vesting period.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) and accumulated other comprehensive income consist entirely of unrealized appreciation (depreciation) on available‑for‑sale investment securities.

Reclassifications

 Certain reclassifications have been made to the 2016 and 2015 financial statements to conform to the financial statement presentation as of and for the year ended December 31, 2017. These reclassifications had no effect on net income.

Note 2: Restriction on Cash and Due From Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2017 and 2016 was $104.2 million and $109.5 million, respectively.

Note 3: Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	December 31, 2017
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale securities:
Treasury notes	$1,000	$—	$8	$992
Federal agencies	376,414	—	1,683	374,731
Municipals	6,688	—	—	6,688
Mortgage-backed - Government-sponsored entity (GSE) - residential	25,960	—	—	25,960
Total available-for-sale securities	$410,062	$—	$1,691	$408,371

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

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

The amortized cost and fair value of available‑for‑sale securities at December 31, 2017 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2017
	Amortized	Fair
	Cost	Value
Contractual Maturity	(In thousands)
Within one year	$164,997	$164,321
After one through five years	212,905	211,890
After five through ten years	—	—
After ten years	6,200	6,200
	384,102	382,411
Mortgage-backed - Government-sponsored entity (GSE) - residential	25,960	25,960
	$410,062	$408,371

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2017 and 2016 was $375.7 million and $275.1 million, respectively, which is approximately 92%, and 85%, respectively, of the Company’s available‑for‑sale investment portfolio.

The following tables show the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other‑than‑temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017, and 2015:

	December 31, 2017
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Available-for-sale securities:
Treasury notes	$992	$8	$—	$—	$992	$8
Federal agencies	191,064	903	183,667	780	374,731	1,683
	$192,056	$911	$183,667	$780	$375,723	$1,691

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

December 31, 2016
12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In thousands)
Available-for-sale securities:
Federal agencies	$275,143	$1,057	$—	$—	$275,143	$1,057

Unrealized losses on securities have not been recognized to income because the Company has the intent and ability to hold the securities for the foreseeable future, and the decline in fair value is primarily due to increased market interest rates. The fair value is expected to recover as the bonds approach the maturity date.

Proceeds from the sale of securities available for sale during the years ended December 31, 2017, 2016 and 2015 were $0, $7.4 million, and $0, respectively. Gross gains of $24,000 were realized on 2016 sales.

Note 4: Loans and Allowance for Loan Losses

Classes of loans at December 31, 2017 and 2016, include:

	December 31,	December 31,
	2017	2016
	(In thousands)

Mortgage warehouse lines of credit	$224,937	$275,039
Residential real estate	330,410	235,759
Multi-family and healthcare financing	529,259	261,031
Commercial and commercial real estate	228,668	113,812
Agricultural production and real estate	51,966	46,763
Consumer and margin loans	9,420	9,392
	1,374,660	941,796
Less
Allowance for loan losses	8,311	6,250

Loans Receivable	$1,366,349	$935,546

Risk characteristics applicable to each segment of the loan portfolio are described as follows.

Mortgage Warehouse Lines of Credit (MTG WHLOC):  Under its warehouse program, the Company provides warehouse financing arrangements to approved mortgage companies for the origination and sale of residential mortgage loans and to a lesser extent multi‑family loans. Agency eligible, governmental and jumbo residential mortgage loans that are secured by mortgages placed on existing one to four family dwellings may be originated or purchased and placed on each mortgage warehouse line.

As a secured line of credit, collateral pledged to the Company secures each individual mortgage until the lender sells the loan in the secondary market. A traditional secured warehouse line of credit typically carries a base interest rate of 30‑day LIBOR or the Wall Street Journal Prime Rate plus a margin.

Risk is evident if there is a change in the fair value of mortgage loans originated by mortgage bankers during the time in warehouse, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

Residential Real Estate Loans (RES RE):  The real estate loans are secured by owner‑occupied 1‑4 family residences. Repayment of residential real estate loans is primarily dependent on the personal income and credit rating of the borrowers.

Multi‑Family and Healthcare Financing (MF RE):  The Company engages in multi‑family and healthcare financing, including construction loans, specializing in originating and servicing loans for multi‑family rental and senior living properties. In addition, the Company originates loans secured by an assignment of federal income tax credits by partnerships invested in multi‑family real estate projects. Construction and land loans are generally based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Bank until permanent financing is obtained. These loans are considered to be higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long‑term financing. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economy in the Company’s market area. Repayment of these loans depends on the successful operation of a business or property and the borrower’s cash flows.

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

Agricultural Production and Real Estate Loans (AG & AGRE):  Agricultural production loans are generally comprised of seasonal operating lines of credit to grain farmers to plant and harvest corn and soybeans and term loans to fund the purchase of equipment. The Company also offers long‑term financing to purchase agricultural real estate. Specific underwriting standards have been established for agricultural‑related loans including the establishment of projections for each operating year based on industry‑developed estimates of farm input costs and expected commodity yields and prices. Operating lines are typically written for one year and secured by the crop and other farm assets as considered necessary. The Company is approved to sell agricultural loans in the secondary market through the Federal Agricultural Mortgage Corporation and uses this relationship to manage interest rate risk within the portfolio.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

The following tables present by loan portfolio segment, the activity in the allowance for loan losses for the years ended December 31, 2017, 2016 and 2015, and the recorded investment in loans and impairment method as of December 31, 2017, 2016 and 2015:

	At or for the Year Ended December 31, 2017
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$373	$2,170	1,962	$1,374	$269	$102	$6,250
Provision for loan losses	(90)	(583)	1,540	1,399	51	155	2,472
Loans charged to the allowance	—	—	—	(546)	—	—	(546)
Recoveries of loans previously charged off	—	—	—	135	—	—	135
Balance, end of period	$283	$1,587	$3,502	$2,362	$320	$257	$8,311
Ending balance: individually evaluated for impairment	$—	$—	$—	$200	$16	$146	$362
Ending balance: collectively evaluated for impairment	$283	$1,587	$3,502	$2,162	$304	$111	$7,949
Loans
Ending balance	$224,937	$330,410	$529,259	$228,668	$51,966	$9,420	$1,374,660
Ending balance individually evaluated for impairment	$—	$729	$—	$6,179	$282	$146	$7,336
Ending balance collectively evaluated for impairment	$224,937	$329,681	$529,259	$222,489	$51,684	$9,274	$1,367,324

	At or for the Year Ended December 31, 2016
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$704	$2,212	1,308	$908	$222	$68	$5,422
Provision for loan losses	(331)	90	654	466	47	34	960
Transfer out	—	(132)	—	—	—	—	(132)
Loans charged to the allowance	—	—	—	—	—	—	—
Recoveries of loans previously charged off	—	—	—	—	—	—	—
Balance, end of period	$373	$2,170	$1,962	$1,374	$269	$102	$6,250
Ending balance: individually evaluated for impairment	$—	$30	$—	$—	$11	$—	$41
Ending balance: collectively evaluated for impairment	$373	$2,140	$1,962	$1,374	$258	$102	$6,209
Loans
Ending balance	$275,039	$235,759	$261,031	$113,812	$46,763	$9,392	$941,796
Ending balance individually evaluated for impairment	$—	$343	$—	$5,022	$203	$—	$5,568
Ending balance collectively evaluated for impairment	$275,039	$235,416	$261,031	$108,790	$46,560	$9,392	$936,228

	For the Year Ended December 31, 2015
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of year	$475	$1,806	689	$1,163	$275	$50	$4,458
Provision for loan losses	229	405	619	(258)	(53)	18	960
Loans charged to the allowance	—	—	—	—	—	—	—
Recoveries of loans previously charged off	—	1	—	3	—	—	4
Balance, end of year	$704	$2,212	1,308	$908	$222	$68	$5,422

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

Internal Risk Categories

In adherence with policy, the Company uses the following internal risk grading categories and definitions for loans:

Average or above—Loans to borrowers of satisfactory financial strength or better. Earnings performance is consistent with primary and secondary sources of repayment that are well defined and adequate to retire the debt in a timely and orderly fashion. These businesses would generally exhibit satisfactory asset quality and liquidity with moderate leverage, average performance to their peer group and experienced management in key positions. These loans are disclosed as “Acceptable and Above” in the following table.

Acceptable—Loans to borrowers involving more than average risk and which contain certain characteristics that require some supervision and attention by the lender. Asset quality is acceptable, but debt capacity is modest and little excess liquidity is available. The borrower may be fully leveraged and unable to sustain major setbacks. Covenants are structured to ensure adequate protection. Borrower’s management may have limited experience and depth. This category includes loans which are highly leveraged due to regulatory constraints, as well as loans involving reasonable exceptions to policy. These loans are disclosed as “Acceptable and Above” in the following table.

Special Mention (Watch)—This is a loan that is sound and collectable but contains considerable risk. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard—Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well‑defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful—Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following tables present the credit risk profile of the Bank’s loan portfolio based on internal rating category and payment activity as of December 31, 2017 and 2016:

	December 31, 2017
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)

Special Mention (Watch)	$—	$—	$1,800	$12,608	$323	$1,563	$16,294
Substandard	—	729	—	6,179	282	146	7,336
Doubtful	—	—	—	—	—	—	—
Acceptable and Above	224,937	329,681	527,459	209,881	51,361	7,711	1,351,030
Total	$224,937	$330,410	$529,259	$228,668	$51,966	$9,420	$1,374,660

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

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

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2017 and 2016:

	December 31, 2017
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans
	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$224,937	$224,937
RES RE	—	194	534	728	329,682	330,410
MF RE	—	—	—	—	529,259	529,259
CML & CRE	—	860	2,061	2,921	225,747	228,668
AG & AGRE	59	—	399	458	51,508	51,966
CON & MAR	—	—	146	146	9,274	9,420
	$59	$1,054	$3,140	$4,253	$1,370,407	$1,374,660

	December 31, 2016
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans
	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$275,039	$275,039
RES RE	40	—	881	921	234,838	235,759
MF RE	—	—	—	—	261,031	261,031
CML & CRE	43	2,018	899	2,960	110,852	113,812
AG & AGRE	101	86	107	294	46,469	46,763
CON & MAR	—	—	—	—	9,392	9,392
	$184	$2,104	$1,887	$4,175	$937,621	$941,796

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310‑10‑35‑16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

The following tables present impaired loans and specific valuation allowance information based on class level as of December 31, 2017 and 2016:

	December 31, 2017
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$729	$—	$4,119	$—	$—	$4,848
Unpaid principal balance	—	729	—	4,119	—	—	4,848
Impaired loans with a specific allowance:
Recorded investment	—	—	—	2,060	282	146	2,488
Unpaid principal balance	—	—	—	2,060	282	146	2,488
Specific allowance	—	—	—	200	16	146	362
Total impaired loans:
Recorded investment	—	729	—	6,179	282	146	7,336
Unpaid principal balance	—	729	—	6,179	282	146	7,336
Specific allowance	—	—	—	200	16	146	362

	December 31, 2016
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$280	$—	$5,022	$—	$—	$5,302
Unpaid principal balance	—	280	—	5,022	—	—	5,302
Impaired loans with a specific allowance:
Recorded investment	—	63	—	—	203	—	266
Unpaid principal balance	—	63	—	—	203	—	266
Specific allowance	—	30	—	—	11	—	41
Total impaired loans:
Recorded investment	—	343	—	5,022	203	—	5,568
Unpaid principal balance	—	343	—	5,022	203	—	5,568
Specific allowance	—	30	—	—	11	—	41

The following tables present by portfolio class, information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2017, 2016 and 2015:

	December 31, 2017
	MTG			CML &	AG &	CON &
	WHLOC	RES RE	MF RE	CRE	AGRE	MAR	TOTAL
	(In thousands)
Average recorded investment in impaired loans	$—	$156	$—	$3,703	$282	$197	$4,338
Interest income recognized	—	1	—	182	—	—	183

	December 31, 2016
	MTG WHLOC	RES RE	MF	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Average recorded investment in impaired loans	$—	$155	$—	$2,222	$17	$—	$2,394
Interest income recognized	—	—	—	39	—	—	39

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

December 31, 2015
	MTG			CML &	AG &	CON &
	WHLOC	RES RE	MF RE	CRE	AGRE	MAR	TOTAL
(In thousands)
Average recorded investment in impaired loans	$—	$68	$—	$205	$—	$—	$273
Interest income recognized	—	—	—	—	—	—	—

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at December 31, 2017 and 2016.

	December 31,		December 31,
	2017		2016
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing
	(In thousands)
MTG WHLOC	$—	$—	$—	$—
RES RE	60	475	303	578
MF RE	—	—	—	—
CML & CRE	2,060	—	899	—
AG & AGRE	282	117	—	107
CON & MAR	146	—	—	—

	$2,548	$592	$1,202	$685

There was one troubled debt restructuring during the year ended December 31, 2017.  The outstanding balance of this Commercial line of credit was $2.0 million and interest due on the loan was current as of December 31, 2017.  Before and after modification, the loan balance was $2.0 million. The original terms of one year at prime rate + 1% have been renewed through June 1, 2018 at the same interest rate, but will likely be refinanced at that time.  This concession to extend credit longer than the original term reflects the unlikeliness of the borrower being able to obtain a line of credit from another institution at market rates.  There were no troubled debt restructurings for the year ended December 31, 2016.

There were no residential loans in the process of foreclosure at December 31, 2017 or December 31, 2016.

Note 5: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2017	2016
	(In thousands)
Land	$2,260	$2,260
Buildings	3,547	3,140
Leasehold improvements	71	71
Furniture, fixtures and equipment	2,131	1,895
Total cost	8,009	7,366
Accumulated depreciation	(2,655)	(2,515)
Net premises and equipment	$5,354	$4,851

The Company entered into a contract on December 29, 2017 for the construction of a new office building, which is expected to cost approximately $17.9 million and be completed by the summer of 2019.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

Note 6: Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets and represent agency eligible multi‑family loans. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. Call protection is in place to deter from prepayments on a 10‑year sliding scale. The unpaid principal balances of mortgage and other loans serviced for others were $5.0 billion and $4.0 billion at December 31, 2017 and 2016, respectively. Mortgage loans sub‑serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of loans sub‑serviced for others were $2.0 billion and $1.4 billion at December 31, 2017 and 2016, respectively.

The following summarizes the activity in mortgage servicing rights measured using the fair value method for the years ended December 31, 2017, 2016, and 2015:

	For the Year Ended
	December 31,
	2017	2016	2015
	(In thousands)
Balance, beginning of period	$53,670	$55,553	$52,913
Additions
Purchased servicing	1,209	1,357	1,135
Originated servicing	9,784	4,388	6,866
Acquisition of RICHMAC	3,970	—	—
Subtractions
Paydowns	(5,504)	(4,230)	(5,177)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	2,950	(3,398)	(184)
Balance, end of period	$66,079	$53,670	$55,553

Contractually specified servicing fees for retained, purchased and sub‑serviced loans were $8.8 million, $7.5 million, and $6.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

In connection with certain loan servicing and sub‑servicing agreements, the Company is to reconcile the payments received monthly on these loans, for principal and interest, taxes, insurance, and reserves for replacements. The funds are required to be maintained in separate trust accounts and not commingled with the Company’s general operating funds. At December 31, 2017 and 2016, P/RMIC held restricted escrow funds for these loans, amounting to $502.7 million and $378.5 million, respectively.

Note 7: Goodwill and Intangibles

Goodwill at December 31, 2017 increased by approximately $3.4 million, compared with December 31, 2016, as a result of the RICHMAC acquisition. Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets acquired. Goodwill is tested for impairment as of year‑end, or more frequently if events and circumstances exist that indicate a goodwill impairment test should be performed. Based upon management’s assessment

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

and evaluation of goodwill at year‑end, the likelihood that an impairment of the current carrying amount of goodwill has occurred is considered remote.

	2017				2016				2015
	Multifamily	Banking	Other	Total	Multifamily	Banking	Other	Total	Multifamily	Banking	Other	Total
	(In thousands)				(In thousands)				(In thousands)
Balance, beginning of period	$—	$523	$—	$523	$—	$523	$—	$523	$—	$523	$—	$523
Goodwill acquired during the period	3,379	—	—	3,379	—	—	—	—	—	—	—	—
Impairment losses	—	—	—	—	—	—	—	—	—	—	—	—
Balance, end of period	$3,379	$523	$—	$3,902	$—	$523	$—	$523	$—	$523	$—	$523

In conjunction with the acquisition of RICHMAC on August 15, 2017, the Company recorded intangible assets for licenses and trade names as summarized below. The licenses are being amortized over 84 months and trade names are being amortized over 120 months. Amortization of intangible assets was $82 thousand for the year ended December 31, 2017 and $0 for the years ended December 31, 2016 and 2015.

	2017			2016			2015
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Total	Amount	Amortization	Total	Amount	Amortization	Total
	(In thousands)			(In thousands)			(In thousands)
Licenses	$1,370	$(74)	$1,296	$—	$—	$—	$—	$—	$—
Trade names	224	(8)	216	—	—	—	—	—	—
Total intangible Assets	$1,594	$(82)	$1,512	$—	$—	$—	$—	$—	$—

Estimated amortization expense for future years is as follows (in thousands):

Year ending December 31,
2018	$218
2019	218
2020	218
2021	218
2022	218
Thereafter	422
Total	$1,512

Note 8: Other Assets and Receivables

The following items are included in other assets and receivables in the consolidated balance sheets.

Investment in Qualified Affordable Housing Limited Partnerships

The Company invests in qualified affordable housing limited partnerships. At December 31, 2017 and 2016, the balance of the investments for qualified affordable housing limited partnerships was $15.6 million and $12.9 million, respectively. The Company expects to contribute an additional $4.1 million related to the partnerships outstanding at December 31, 2017; however, the Company is not obligated to contribute additional capital, as such payments are based on certain development, operational and/or tax credit benchmarks. During the years ended December 31, 2017 and 2016, the Company did not record amortization expense, tax credits or other benefits related to these investments. The

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

Company expects to receive tax credits and other benefits beginning in 2018 and will begin amortization based on the proportional amortization method.

Other Receivables

At December 31, 2017 and 2016, the Company had short‑term receivables of $2.6 million and $14.1 million, respectively. These receivables primarily represented prepaid trading and settlement fees paid to non-affiliated originator that were collected at the time of applicable GNMA security settlements with the remaining amounts collected in the normal course of business.

Other items included in other assets and receivables on the balance sheet are not significant.

Note 9: Deposits

Deposits were comprised of the following at and December 31, 2017 and 2016:

	December 31,
	2017	2016
	(In thousands)
Demand deposits	$1,279,145	$1,067,771
Savings deposits	1,255,460	1,194,607
Certificates of deposit	408,956	166,243
Total deposits	$2,943,561	$2,428,621

At December 31, 2017, the scheduled maturities of time deposits are as follows:

December 31, 2017
(In thousands)
Due within one year	$407,149
Due in one year to two years	954
Due in two years to three years	90
Due in three years to four years	749
Due in four years to five years	14
$408,956

Certificates of deposit of $250,000 or more totaled $56.8 million at December 31, 2017 and $27.8 million at December 31, 2016.

Brokered deposit amounts at December 31, 2017 and 2016, were as follows:

	December 31,
	2017	2016
	(In thousands)
Brokered certificates of deposit	$347,000	$127,000
Brokered savings deposits	389,475	450,570
Brokered deposit on demand accounts	205,039	60,509
	$941,514	$638,079

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

Note 10: Borrowings

Borrowings were comprised of the following at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(In thousands)
Line of credit	$25,000	$25,000
Short-term subordinated debt	30,000	30,000
FHLB advances	1,612	2,006
Total borrowings	$56,612	$57,006

The Company has a revolving line of credit (“LOC”) with a bank for up to $25.0 million with an outstanding balance at both December 31, 2017 and 2016 of $25.0 million. The interest rate on the note is LIBOR Rate plus 1.85%, or 3.23% at December 31, 2017 and 2.485% at December 31, 2016. The LOC is collateralized by a pledge and first lien security interest in and to all of the issued and outstanding common stock of Merchants Bank of Indiana, the 100% owned subsidiary of the Company. The agreement also requires the Bank to maintain at all times a Tier 1 Leverage Ratio of not less than 8% and is tested on a quarterly basis. The LOC was amended effective June 2, 2017, which extended the maturity date to June 1, 2018.

The Company entered into an agreement with Stonegate (a significant customer of the Bank) on April 15, 2014 and amended on September 25, 2014. Stonegate agreed to invest up to $30.0 million in the Company’s subordinated debt. The Company, in turn, agreed to form and fund NMF, a wholly owned subsidiary of the Bank, and the Bank pledged 100% of the shares of NMF stock to Stonegate in consideration for Stonegate’s investment in the Company’s subordinated debt, with the shares serving as the sole collateral for such debt. The subordinated debt balance as of both December 31, 2017 and December 31, 2016 was $30.0 million, with a maturity date of March 31, 2019. Interest on the debt is paid quarterly at a rate equal to one‑month LIBOR, plus 350 basis points, plus additional interest equal to 49% of the earnings of NMF. Stonegate was acquired by Home Point Financial Corporation effective May 31, 2017.

FHLB advances are secured by mortgage loans totaling $74.4 million and $64.3 million at, December 31, 2017 and 2016, respectively. In addition, available for sale securities and securities purchased under agreements to resell with a carrying value of $407.7 million and $320.1 million were pledged as of December 31, 2017 and 2016, respectively. At December 31, 2017, the FHLB advances had interest rates ranging from 2.27% to 4.74%, and at December 31, 2016, the FHLB advances had interest rates ranging from 2.00% to 4.74%, and were subject to restrictions or penalties in the event of prepayment.

Maturities of FHLB advances were as follows December 31, 2017:

December 31,
2017
(In thousands)
Due within one year	$417
Due in one year to two years	304
Due in two years to three years	55
Due in three years to four years	57
Due in four years to five years	59
Thereafter	720
$1,612

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

Note 11: Income Taxes

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%.  As a result of enactment of the legislation, the Company recorded in the fourth quarter of 2017, an additional one-time income tax benefit of $6.9 million, primarily related to the re-measurement of certain deferred tax assets and liabilities and included an expense of $243,000 related to the adjustment of the deferred tax asset for net unrealized losses on available for sale securities.

The provision for income taxes includes these components for the years ended December 31, 2017, 2016 and 2015:

	Year Ended
	December 31,
	2017	2016	2015
	(In thousands)
Income tax expense
Current tax payable
Federal	$21,413	$18,627	$15,022
State	3,479	4,477	3,293
Deferred tax payable
Federal	(2,627)	(441)	604
State	212	(995)	(121)
Income tax expense	$22,477	$21,668	$18,798
Effective tax rate	29.1%	39.5%	39.8%

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the years ended December 31, 2017, 2016 and 2015, is shown below:

	Year Ended
	December 31,
	2017	2016	2015
	(In thousands)
Computed at the statutory rate (35%)	$27,006	$19,178	$16,513
Increase resulting from
State income taxes	2,399	2,264	2,062
Effect of Tax Cuts and Jobs Act	(6,928)	—	—
Other	—	226	223
Actual tax expense	$22,477	$21,668	$18,798

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

The tax effects of temporary differences related to deferred taxes shown on the balance sheet were:

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets
Allowance for loan losses	$2,286	$2,482
Unrealized loss on available-for-sale securities	442	429
State tax	421	330
Other	105	470
Total assets	3,254	3,711
Deferred tax liabilities
Depreciation	(152)	(272)
Mortgage-servicing rights	(16,037)	(19,009)
Other	—	(37)
Total liabilities	(16,189)	(19,318)
Net deferred tax liability	$(12,935)	$(15,607)

Note 12: Regulatory Matters

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by federal and state banking regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities and certain off‑balance‑sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Company’s and Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2017 and 2016, that the Company and Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2017, the most recent notifications from the Federal Reserve Board and the Federal Deposit Insurance Corporation categorized the Company as well capitalized and Bank as well capitalized under the regulatory framework for prompt corrective action, respectively. To be categorized as well capitalized, the Company must maintain minimum total risk‑based, Tier I risk‑based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s and Bank’s category.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

The Company’s and Bank’s actual capital amounts and ratios are also presented in the following tables.

			Minimum Amount
			Required for		Minimum Amount
			Adequately		To Be Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2017
Total capital(1) (to risk-weighted assets)
Company	$355,722	13.7%	$207,657	8.0%	$—	N/A
Bank	406,638	15.7%	207,567	8.0%	259,459	10.0%
Tier 1 capital(1) (to risk-weighted assets)
Company	347,411	13.4%	155,743	6.0%	—	N/A
Bank	398,327	15.4%	155,675	6.0%	207,567	8.0%
Common Equity Tier 1 capital(1) (to risk-weighted assets)
Company	305,830	11.8%	116,807	4.5%	—	N/A
Bank	398,327	15.4%	116,756	4.5%	168,648	6.5%
Tier 1 capital(1) (to average assets)
Company	347,411	10.9%	127,318	4.0%	—	N/A
Bank	398,327	12.5%	127,593	4.0%	159,491	5.0%

(1)	As defined by regulatory agencies.

			Minimum		Minimum
			Amount Required		Amount To Be
			for Adequately		Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2016
Total capital(1) (to risk-weighted assets)
Company	$201,496	10.6%	$151,459	8.0%	$—	N/A
Bank	255,539	13.5%	151,332	8.0%	189,165	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	195,188	10.3%	113,594	6.0%	—	N/A
Bank	249,231	13.2%	113,499	6.0%	151,332	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	153,607	8.1%	85,196	4.5%	—	N/A
Bank	249,231	13.2%	85,124	4.5%	122,957	6.5%
Tier I capital(1) (to average assets)
Company	195,188	6.6%	118,082	4.0%	—	N/A
Bank	249,231	8.4%	118,258	4.0%	147,822	5.0%

(1)	As defined by regulatory agencies.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

Beginning January 1, 2015, the Basel III Capital Rules applied to the Bank. The following table lists the capital categories and ratios determined by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation.

Common Equity
	Total Risk-based	Tier 1 Risk-based	Tier 1 Risk-based	Tier 1
Capital Category	Capital ratio	Capital ratio	Capital ratio	Leverage ratio
Well capitalized	10%	8%	6.5%	5%
Adequately capitalized	8	6	4.5	4
Undercapitalized	<8	<6	<4.5	<4
Significantly undercapitalized	<6	<4	<3	<3
Critically undercapitalized	Tangible Equity/Total Assets </= 2%

The Basel III Capital Rules, among other things, (i) include a capital measure called “Common Equity Tier 1” (CET1), (ii) specified that Tier 1 capital consist of CET1 and “Additional Tier 1 Capital” instruments meeting specified requirements, (iii) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expanded the scope of the deductions/adjustments as compared to existing regulations.

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions of dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of capital above its minimum risk-based capital requirements.  The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and is being phased in over a four‑year period (increasing by that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019).

The Company’s principal source of funds for dividend payments to shareholders is dividends received from the Bank. Banking regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the Bank’s retained net income (as defined) for the current year plus those for the previous two years, subject to the capital requirements described above. At December 31, 2017, the amount available, without prior regulatory approval, for dividends which could be paid by the Bank to the Company was $68.3 million.

Note 13: Earnings Per Share

Earnings per share were computed as follows for years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017			2016			2015
		Weighted-	Per		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)			(In thousands)
Net income	$54,684			$33,127			$28,383
Dividends on preferred stock	(3,330)			(2,002)			0
Net income allocated to common shareholders	$51,354			$31,125			$28,383
Basic earnings per share		22,551,452	$2.28		21,111,208	$1.47		21,075,475	$1.35
Effect of dilutive securities—restricted stock awards		16,702			2,227			-
Diluted earnings per share		22,568,154	$2.28		21,113,435	$1.47		21,075,475	$1.35

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

Note 14: Stock Splits

On July 5, 2017, the Company approved an increase of authorized common shares to 50.0 million shares, and declared a 2.5‑for‑1 stock split effective July 6, 2017. In February 2016, the Company declared a 2‑for‑1 stock split effective March 31, 2016. The presentation of authorized common shares has been retrospectively adjusted to give effect to the increase, and all share and per share amounts have been retrospectively adjusted to give effect to these splits.

Note 15:  Initial Public Offering of Common Stock

On October 26, 2017, the Company issued 6,250,000 shares of common stock in its initial public offering, and on November 2, 2017, the Company issued an additional 937,500 shares of common stock to the underwriters related to their exercise of an option to purchase additional shares. The aggregate gross offering proceeds for the shares issued by the Company was $115.0 million, and after deducting underwriting discounts and offering expenses of approximately $8.8 million paid to third parties, the Company received total net proceeds of $106.2 million.

Note 16: Private Placement Offering of Preferred Stock

During 2016 the Company issued 31,625 shares of non‑cumulative, perpetual preferred stock at $1,000 per share for aggregate gross proceeds of $31.6 million and net proceeds after offering expenses of $31.6 million. During the fourth quarter of 2015, the Company issued 10,000 shares of non‑cumulative, perpetual preferred stock to certain related parties at $1,000 per share for aggregate gross proceeds of $10.0 million. All preferred shares are non‑voting. The preferred shares have an 8% yield and dividends are payable quarterly.

Note 17: Related Party Transactions

The Company has entered into transactions with certain directors, executive officers and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

Deposits from related parties held by the Company at December 31, 2017 and 2016 totaled $4.7 million and $7.5 million, respectively.

In 2016, the Company purchased a 30% ownership in one of its key loan processing vendors. The investment is accounted for using the equity method of accounting. Fees paid to this Company during each of the years ended December 31, 2017 and 2016 were $3.7 million. At December 31, 2017 and 2016, $253,000 and $353,000 was accrued for services received.

The Company retained a law firm of which a Board member of the Bank, and previously the Company through July 5, 2017, is a partner. Services rendered are primarily related to documentation of current loan originations, and loan collections from the Bank’s borrowers. Fees paid to the law firm totaled $3.0 million, $2.1 million, and $1.9 million for the years ended December 31, 2017, 2016, and 2015 respectively.

On May 8, 2017, the Company entered into a purchase agreement to acquire Joy State Bank from Mr. Petrie, the Chairman/Chief Executive Officer and Mr. Rogers, the President/Chief Operating Officer of the Company. On October 31, 2016, the Bank had entered into an Agreement and Plan of Merger to acquire Joy State Bank. Because the timing and regulatory approval of the transaction was uncertain due to the Company’s capital position at September 30, 2016, the parties agreed that Messrs. Petrie and Rogers, would acquire Joy State Bank. The acquisition of Joy State Bank by the Messrs. Petrie and Rogers closed on April 3, 2017. The purchase agreement provided for the Bank to pay a purchase price equal to approximately $5.4 million plus an approximate cost of funds of $16,000 for each 30 days after June 30, 2017, prorated to the closing date. The purchase price was equal to the price paid by Messrs. Petrie and Rogers, plus expenses and a cost of funds equal to 3.75%. The acquisition closed on January 2, 2018 at a total cost of approximately $5.5 million.  At December 31, 2017 Joy State Bank had $43 million in assets and $36.9 million of

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

deposits.  Certain fair value measurements and the purchase price allocation have not been completed due to the recent closing of the acquisition. Management review of the estimated fair value of assets acquired (including intangible assets) and liabilities assumed will occur during the measurement period.  The acquisition is not expected to materially impact the Company’s financial position, results of operations or cash flows.

Note 18: Employee Benefits

Effective January 1, 2016, the Company discontinued its SIMPLE IRA plan and began offering a 401(k) plan. Pursuant to the plan agreement, matching contributions equal to 100% of the employees’ elective deferrals which do not exceed 3% of the employees’ compensation will be made unless management elects to make either the alternative matching contribution or the non‑elective contribution. Employer contributions to the plans were $294,000 and $245,000 for the years ended December 31, 2017 and 2016, respectively.

Note 19: Share‑Based Payment Plan

During 2016, the Board of Directors adopted an incentive restricted stock plan for certain executive officers of the Company, (the “2016 Plan”). Annual awards under the 2016 Plan could be earned over a three year period, subject to certain performance metrics and the participating executive officer may elect annually to receive the plan benefit in the form of Company common shares or a combination of 50% each of common shares and cash. During March 2017, the Company issued 3,200 shares pursuant to the plan. Expense recognized for the plan totaled $458,000 and $57,000 for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, there were 66,347 and 40,949 unvested shares awarded under the plan. Unrecognized compensation cost totaled $962,000 and $286,000 at December 31, 2017 and 2016, respectively.  No additional awards will be made under the 2016 Plan.  On July 5, 2017, the Company’s shareholders approved and the Company adopted the Merchants Bancorp 2017 Equity Incentive Plan (the “2017 Plan”).  At December 31, 2017, the Company had not issued any awards under the 2017 Plan.

Note 20: Disclosures About Fair Value of Assets and Liabilities

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2017 and 2016:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2017
Trading securities	$140,837	$—	$140,837	$—
Available-for-sale securities:
Treasury notes	992	992	—	—
Federal agencies	374,731	—	374,731	—
Municipals	6,688		—	6,688
Mortgage-backed - Government-sponsored entity (GSE) - residential	25,960	—	25,960	—
Mortgage servicing rights	66,079	—	—	66,079
December 31, 2016
Trading securities	$137,675	$—	$137,675	$—
Available-for-sale securities:
Treasury notes	999	999	—	—
Federal agencies	288,993	—	288,993	—
Municipals	9,500	—	9,500	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	26,382	—	26,382	—
Mortgage servicing rights	53,670	—	—	53,670

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the years ended December 31, 2017 and 2016. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Trading and Available‑for‑Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market‑based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy including federal agencies, mortgage‑backed securities, and FHA participation certificates. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models having significant inputs of discount rate, prepayment speed, cost to service, and default rate. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

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

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Mortgage servicing rights
Balance, beginning of period	$53,670	$55,553	$52,913
Additions
Purchased servicing	1,209	1,357	1,135
Originated servicing	9,784	4,388	6,866
Acquisition of RICHMAC	3,970	—	—
Subtractions
Paydowns	(5,504)	(4,230)	(5,177)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	2,950	(3,398)	(184)
Balance, end of period	$66,079	$53,670	$55,553

Available-for-sale securities - Municipals
Balance, beginning of period	$—	$—	$—
Additions
Purchased securities	6,688	—	—
Unrealized gains (losses) included in other comprehensive income	—	—	—
Balance, end of period	$6,688	$—	$—

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2017 and 2016:

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
December 31, 2017
Impaired loans (collateral dependent)	$2,126	$—	$—	$2,126
December 31, 2016
Impaired loans (collateral dependent)	$225	$—	$—	$225

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

Collateral‑Dependent Impaired Loans, Net of Allowance for Loan Losses

The estimated fair value of collateral‑dependent impaired loans is based on the appraised or evaluated fair value of the collateral, less estimated cost to sell. Collateral‑dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals or evaluations of the collateral underlying collateral‑dependent loans are obtained when the loan is determined to be collateral‑dependent and subsequently as deemed necessary by the Chief Credit Officer’s (CCO) office. Appraisals and evaluations are reviewed for accuracy and consistency by the CCO’s office. Appraisers are selected from the list of approved appraisers maintained by management. The appraised or evaluated values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the CCO’s office by comparison to historical results.

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

		Valuation
	Fair Value	Technique	Unobservable Inputs	Range
	(In thousands)
At December 31, 2017:
Collateral-dependent impaired loans	$2,126	Market comparable properties	Marketability discount	5% - 47%
Mortgage servicing rights	$66,079	Discounted cash flow	Discount rate	8% - 13%
			Constant prepayment rate	1% - 36%
At December 31, 2016:
Collateral-dependent impaired loans	$225	Market comparable properties	Marketability discount	40%
Mortgage servicing rights	$53,670	Discounted cash flow	Discount rate	8% - 15%
			Constant prepayment rate	0% - 25%

Municipal securities of $6.7 million have been classified as Level 3, as there is no active market for these, or similar securities. These securities were purchased on December 28, 2017, as such, they have been valued as of December 31, 2017 at their purchase price.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2017 and 2016.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Assets	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2017
Financial assets:
Cash and cash equivalents	$359,519	$359,519	$359,519	$—	$—
Securities purchased under agreements to resell	7,043	7,043	—	7,043	—
FHLB stock	7,539	7,539	—	7,539	—
Loans held for sale	995,319	995,319	—	995,319	—
Loans, net	1,366,349	1,364,568	—	—	1,364,568
Interest receivable	8,326	8,326	—	8,326	—
Financial liabilities:
Deposits	2,943,561	2,943,173	2,534,605	408,568	—
Line of credit	25,000	25,000	—	25,000	—
Short-term subordinated debt	30,000	30,000	—	30,000	—
FHLB advances	1,612	1,620	—	1,620	—
Interest payable	2,817	2,817	—	2,817	—
December 31, 2016
Financial assets:
Cash and cash equivalents	$445,701	$445,701	$445,701	$—	$—
Securities purchased under agreements to resell	5,392	5,392	—	5,392	—
FHLB stock	7,539	7,539	—	7,539	—
Loans held for sale	764,503	764,503	—	764,503	—
Loans, net	935,546	935,287	—	—	935,287
Interest receivable	5,368	5,368	—	5,368	—
Financial liabilities:
Deposits	2,428,621	2,428,478	2,262,378	166,100	—
Line of credit	25,000	25,000	—	25,000	—
Short-term subordinated debt	30,000	30,000	—	30,000	—
FHLB advances	2,006	2,031	—	2,031	—
Interest payable	1,791	1,791	—	1,791	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents and Securities Purchased Under Agreement to Resell

The carrying amount approximates fair value.

Federal Home Loan Bank Stock

The fair value of FHLB stock is based on the price at which it may be sold to the FHLB.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

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

Deposits

The fair values of noninterest‑bearing demand and savings accounts are equal to the amount payable on demand at the balance sheet date. Fair values for fixed‑rate certificates and time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of expected monthly maturities on such time deposits.

Line of Credit and Short‑term Subordinated Debt

The carrying amount approximates fair value.

Federal Home Loan Bank Advances

Fair value is estimated by discounting the future cash flows using rates of similar advances with similar maturities. These rates were obtained from current rates offered by the FHLB.

Off‑Balance Sheet Commitments

Commitments include commitments to purchase and originate mortgage loans, commitments to sell mortgage loans and standby letters of credit and are generally of a short‑term nature. The fair value of such commitments are based on fees currently charged to similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments to extend credit and letters of credit is not presented in the previous table since the fair value is considered to be insignificant.

Note 21: Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the provision and allowance for loan losses are reflected in the footnotes regarding loans and the allowance for loan losses (Notes 1 and 4). Estimates related to mortgage servicing rights are reflected in the notes on mortgage servicing rights and loan servicing (Notes 1 and 6). Estimates related to fair values are reflected in the footnote regarding fair values (Note 20). Current

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments, credit risk, and contingencies (Note 22). Other significant estimates and concentrations not discussed in those footnotes include:

Mortgage‑backed Securities and Secondary Mortgage Market Programs

The Company is involved in government programs for issuing mortgage‑backed securities (MBS). The objective of these programs is to facilitate secondary market activities in order to provide funding for the multi‑family mortgage market.

The Company is subject to cancellation of secondary mortgage market programs, rapid increases in general interest rates, and competition associated with conventional mortgage programs. In addition, the Company could be responsible for covering shortfalls in amounts due to investors for delinquencies or foreclosures. No amounts have been reported in the consolidated financial statements since management believes that no near term financial losses will be incurred and these MBS programs will not be significantly affected by the controlling regulatory bodies.

Major Customer

The Company has a major customer of the Mortgage Warehousing segment, whose business represented $14.3 million, $14.7 million, and $17.2 million, or 10%,  15%, and 21% of total revenues, for the years ended December 31, 2017, 2016, and 2015, respectively.

Note 22: Commitments,  Credit Risk, and Contingencies

In the normal course of business the Company enters into funding commitments with customers who have applied for single and multi‑family residential loans. The customers must meet certain credit and underwriting criteria before the Company is required to fund the loans. The Company entered into commitments to fund loans pending closing of $221.3 million and $263.8 million at December 31, 2017 and 2016, respectively. Closing and funding of the majority of these loans is contingent upon various performance criteria by the potential borrower and the commitment may be rescinded by the Company. The Company enters into a corresponding sales commitment if it is the Company’s intent to close the loan and to sell the loan after closing.

The Company, through the Multi-family Mortgage Banking segment, has made commitments to fund construction loans that are drawn upon throughout the construction period.  Undisbursed commitments on these loans were $101.1 million and $209.2 million at December 31, 2017 and 2016, respectively.

The Company, through the Warehouse Financing segment, has line of credit agreements with its non‑depository financial institution customers engaged in mortgage lending. Funds drawn on the lines of credit are used by the borrowers to fund the loans they originate. The customers’ loans must meet certain credit and underwriting criteria before the Company will fund the draw requests on the lines of credit, and the draw requests can be denied by the Company. The outstanding amounts available on these lines of credit totaled $613.8 million and $586.9 million at December 31, 2017 and 2016, respectively.

Additionally, in the normal course of business the Company has outstanding unfunded commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making such commitments as it does for instruments that are included in the statement of financial condition.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

Financial instruments, whose contract amount represents credit risk, were as follows at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(In thousands)
Commitments to extend credit	$437,585	$307,944
Irrevocable standby letters of credit	26,000	26,000
Commitment letters of credit	31,031	32,669

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case‑by‑case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income‑producing commercial properties.

Commitment letters of credit are conditional commitments issued by the Bank for a fee to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers. The Bank’s policy for obtaining collateral and/or guarantees and the nature thereof is generally the same as that involved extending commitments to its customers.

The Company has not been required to fund nor has incurred any losses on any letter of credit commitment during the years ended December 31, 2017 or 2016.

The Company has several noncancellable operating leases, primarily for office space, that expire over the next 4‑8 years. Rental expense for these leases was $764,000, $696,000, and 574,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum lease payments under operating leases as of December 31, 2017 are as follows:

December 31,
2017
(In thousands)
Due within one year	$874
Due in one year to two years	762
Due in two years to three years	763
Due in three years to four years	409
Due in four years to five years	231
Thereafter	470
Total minimum lease payments	$3,509

The Company and its subsidiaries are parties to various claims and proceedings arising in the normal course of business. Currently, the Company and its subsidiaries are defendants in a litigation matter pending in Indiana state court for breach of contract related to a warehouse credit facility. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the Company’s consolidated financial position or results of operations.

Note 23: Segment Information

The Company’s business segments are defined as Multi‑family Mortgage Banking, Mortgage Warehousing, and Banking. The reportable business segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company. The Multi‑family Mortgage Banking segment originates and services government

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

sponsored mortgages for multi‑family and healthcare facilities. The Mortgage Warehousing segment funds agency eligible residential loans from origination or purchase to sale in the secondary market, as well as commercial loans to non‑depository financial institutions. The Banking segment provides a wide range of financial products and services to consumers and businesses, including commercial, commercial real estate, mortgage and other consumer loan products; letters of credit; various types of deposit products, including checking, savings and time deposit accounts. Other includes general and administrative expenses that provide services to all segments; internal funds transfer pricing offsets resulting from allocations to/from the other segments; certain elimination entries and investments in qualified affordable housing limited partnerships. All operations are domestic.

The tables below present selected business segment financial information for the years ended December 31, 2017, 2016 and 2015.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Year Ended December 31, 2017
Total interest income	$414	$48,798	$44,454	$721	$94,387
Total interest expense	—	13,673	14,853	(736)	27,790
Net interest income	414	35,125	29,601	1,457	66,597
Provision for loan losses	—	452	2,020	—	2,472
Net interest income after provision for loan losses	414	34,673	27,581	1,457	64,125
Total noninterest income	43,715	2,836	1,943	(814)	47,680
Noninterest expense	10,911	7,710	9,835	6,188	34,644
Income before income taxes	33,218	29,799	19,689	(5,545)	77,161
Income taxes	4,557	11,558	8,279	(1,917)	22,477
Net income	$28,661	$18,241	$11,410	$(3,628)	$54,684
Total assets	$134,390	$1,352,748	$1,889,140	$16,855	$3,393,133

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Year Ended December 31, 2016
Total interest income	$237	$43,352	$29,350	$—	$72,939
Total interest expense	—	11,235	6,546	1,187	18,968
Net interest income	237	32,117	22,804	(1,187)	53,971
Provision for loan losses	—	(247)	1,207	—	960
Net interest income after provision for loan losses	237	32,364	21,597	(1,187)	53,011
Total noninterest income	22,798	3,220	2,486	—	28,504
Noninterest expense	7,474	7,730	8,383	3,133	26,720
Income before income taxes	15,561	27,854	15,700	(4,320)	54,795
Income taxes	6,153	11,015	6,208	(1,708)	21,668
Net income	$9,408	$16,839	$9,492	$(2,612)	$33,127
Total assets	$98,553	$1,060,723	$1,545,783	$13,453	$2,718,512

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Year Ended December 31, 2015
Total interest income	$309	$36,830	$19,206	$—	$56,345
Interest Expense
Total interest expense	—	9,606	3,491	1,193	14,290
Net interest income	309	27,224	15,715	(1,193)	42,055
Provision for loan losses	—	(47)	1,007	—	960
Net interest income after provision for loan losses	309	27,271	14,708	(1,193)	41,095
Total noninterest income	24,749	1,193	1,066	—	27,008
Noninterest expense	6,312	5,703	7,013	1,894	20,922
Income before income taxes	18,746	22,761	8,761	(3,087)	47,181
Income taxes	7,469	9,068	3,491	(1,230)	18,798
Net income	$11,277	$13,693	$5,270	$(1,857)	$28,383
Total assets	$87,188	$924,731	$1,253,402	$4,121	$2,269,442

Note 24: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information of the Company as to financial position as of December 31, 2017 and 2016, and results of operations and cash flows for the years ended December 31, 2017, 2016 and 2015:

Condensed Balance Sheets

	December 31,
	2017	2016
	(In thousands)
Assets
Cash and cash equivalents	$7,273	$158
Investment in subsidiary	411,528	254,883
Other assets	5,597	7,904
Total assets	$424,398	$262,945
Liabilities
Lines of credit	$25,000	$25,000
Short-term subordinated debt	30,000	30,000
Other liabilities	1,924	1,657
Total liabilities	56,924	56,657
Shareholders’ Equity	367,474	206,288
Total liabilities and shareholders’ equity	$424,398	$262,945

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

Condensed Statements of Income and Comprehensive Income

	Year Ended
	December 31,
	2017	2016	2015
	(In thousands)
Income
Interest income	$—	$—	$1
Dividends and return of capital from subsidiary	13,632	16,223	9,416
Other Income	208	196	—
Total income	13,840	16,419	9,417
Expenses
Interest expense	7,603	7,237	6,859
Salaries and employee benefits	1,617	77	73
Professional fees	341	138	90
Other	251	33	22
Total expense	9,812	7,485	7,044
Income Before Income Tax and Equity in Undistributed Income of Subsidiary	4,028	8,934	2,373
Income Tax Benefit	(3,670)	(2,885)	(2,807)
Income Before Equity in Undistributed Income of Subsidiary	7,698	11,819	5,180
Equity in Undistributed Income of Subsidiary	46,986	21,308	23,203
Net Income	$54,684	$33,127	$28,383
Comprehensive Income	$54,306	$32,731	$28,344

Condensed Statements of Cash Flows

	Year Ended
	December 31,
	2017	2016	2015
	(In thousands)
Operating Activities
Net income	$54,684	$33,127	$28,383
Adjustments to reconcile net income to net cash used in operating activities	(44,185)	(26,561)	(25,357)
Net cash provided by operating activities	10,499	6,566	3,026
Investing Activities
Contributed capital to subsidiary	(101,868)	(31,625)	(23,971)
Other investing activity	189	(295)	—
Net cash used in investing activities	(101,679)	(31,920)	(23,971)
Financing Activities
Net change in short-term borrowings	—	—	10,000
Dividends paid	(7,950)	(6,224)	(4,222)
Proceeds from issuance of common stock	106,245	—	3,941
Proceeds from issuance of preferred stock	—	31,581	10,000
Net cash provided by (used in) financing activities	98,295	25,357	19,719
Net Change in Cash and Due From Banks	7,115	3	(1,226)
Cash and Due From Banks at Beginning of Year	158	155	1,381
Cash and Due From Banks at End of Year	$7,273	$158	$155

Note 25: Recent Accounting Pronouncements

The Company is an emerging growth company and as such will be subject to the effective dates noted for the private companies if they differ from the effective dates noted for public companies.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

FASB ASU 2014‑09, Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014‑09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March 2016 the FASB issued ASU 2016‑08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016‑10, “Identifying Performance Obligations and Licensing,” which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016‑12, “Narrow‑Scope Improvements and Practical Expedients,” which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. This ASU also provides a practical expedient for contract modifications.

As an emerging growth company, these amendments are effective for annual reporting periods beginning after December 15, 2018, and for interim periods within annual periods beginning after December 15, 2019. The Company’s revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09.    The Company is continuing to evaluate the impact of adopting ASU 2014-09, but does not expect the impact to have a material impact on the Company’s financial position or results of operation.

FASB ASU 2016‑01, Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016‑01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” For public business entities, the amendments in this update include the elimination of the requirement to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, the requirement to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, the requirement to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument‑specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, the requirement for separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or accompanying notes to the financial statements, and the amendments clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available‑for‑sale securities in combination with the entity’s other deferred tax assets.  An entity should apply the amendments to this update by means of a cumulative‑effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.

As an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within years beginning after December 15, 2019.  Early adoption of the amendments in the update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance, are permitted as of the beginning of the fiscal year of adoption for the following amendment: An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability at fair value in accordance with the fair value option for financial instruments.  An entity should apply the amendments to this update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The Company is continuing to evaluate the impact of adopting this new guidance on its consolidated financial statements, but the adoption of ASU 2016-01 is not expected to have a material impact on the Company’s financial position or results of operation.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

FASB ASU 2016‑02, Leases

In February 2016, the FASB issued ASU 2016‑02, “Leases.” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short‑term leases) at the commencement date:

•	A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and
•	A right‑of‑use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, “Revenue from Contracts with Customers.”  The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off‑balance sheet financing.  Lessees (for capital and operating leases) and lessors (for sales‑type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach.

The amendments in ASU 2016‑02 are effective, as an emerging growth company, beginning after December 15, 2019, and for interim periods for years beginning after January 1, 2020.  Management is in the process of gathering documentation on current lease agreements to assess the impact of adopting this guidance on the Company’s financial statements, but its impact is not expected to be material.

FASB ASU 2016‑09 Share‑Based Payments.

In March 2016, the FASB issued ASU 2016‑09 “Share‑Based Payments.” The guidance in this ASU simplifies several aspects of the accounting for share‑based payment award transactions, including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one‑time election to switch from measuring all liability‑classified awards at fair value to measuring them at intrinsic value.

For emerging growth companies, the amendments are effective for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018.  Management does not expect to make material changes to its accounting for share-based payments and implementation of ASU 2016-09 is not expected to have a material effect on the Company’s financial position and results of operations.  Additionally, Merchants share-based compensation plan awards have been classified as equity awards, whereby available elections to switch to intrinsic value measurement do not apply.

FASB ASU 2016‑13, Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU 2016‑13, “Financial Instruments—Credit Losses”. The amendments in this ASU replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. ASU 2016‑13 replaces the incurred loss impairment methodology with a new methodology that reflects expected credit losses over the lives of the loans and requires consideration of a broader range of information to inform credit loss estimates. The ASU requires an organization to estimate all expected credit losses for financial assets measured at

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

amortized cost, including loans and held‑to‑maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts. Additional disclosures are required.

As an emerging growth company, ASU 2016‑13 is effective, for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years beginning after December 15, 2021.  The Company is reviewing the technology required to source and model data for the purposes of meeting this standard.   While the Company generally expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, the Company cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial statements.  Management continues to expect that the implementation of this ASU may increase the balance of the allowance for loan losses and is continuing to evaluate the potential impact on the Company’s financial position and results of operations.

FASB ASU No. 2017‑04: Intangibles—Goodwill and Other (Topic 350)

In January 2017, the FASB issued ASU 2017‑04, “Intangibles—Goodwill and Other (Topic 350).” This ASU simplifies the test for goodwill impairment. Specifically, these amendments eliminate Step 2 from the goodwill impairment test, and also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.

As an emerging growth company, the amendments in this ASU are effective for annual goodwill impairment tests in fiscal years beginning after December 15, 2021. Management continues to believe that the changes will not have a material effect on the Company’s financial position and results of operations.

FASB ASU 2017‑08, Premium Amortization on Purchased Callable Debt

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

As an emerging growth company, ASU 2017‑08 is effective as to the Company for years beginning after December 15, 2019 and interim periods within years beginning after December 15, 2020.  Early adoption is permitted. Management is still in the process of evaluating the impact of adopting this guidance, but does not expect the ASU to have a material effect on the Company’s financial position or results of operations.

FASB ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

The FASB has issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU also require certain disclosures about stranded tax effects.

The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. At December 31, 2017, the Company had approximately $243,000 stranded tax effects included in AOCI. The Company adopted this ASU in the first quarter of 2018.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

Note 26: Quarterly Condensed Financial Information (Unaudited)

The following tables present the unaudited quarterly condensed financial information for the years ended December 31, 2017 and 2016:

	2017 Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31

Interest income	$19,007	$22,464	$26,006	$26,910
Interest expense	5,476	6,740	7,616	7,958
Net interest income	13,531	15,724	18,390	18,952
Provision for loan losses	240	240	592	1,400
Net interest income after provision for loan losses	13,291	15,484	17,798	17,552
Noninterest income	8,091	16,626	8,056	14,907
Noninterest expense	6,641	8,261	8,942	10,800
Income before income taxes	14,741	23,849	16,912	21,659
Income taxes	5,611	9,091	6,445	1,330
Net income	9,130	14,758	10,467	20,329
Less: preferred stock dividends	832	832	833	833
Net income allocated to common shareholders	$8,298	$13,926	$9,634	$19,496
Per common share data:
Basic earnings per common share	$0.39	$0.66	$0.45	$0.73
Diluted earnings per common share	0.39	0.66	0.45	0.73

	2016 Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31

Interest income	$15,492	$16,929	$19,827	$20,691
Interest expense	4,242	4,360	4,857	5,509
Net interest income	11,250	12,569	14,970	15,182
Provision for loan losses	240	240	240	240
Net interest income after provision for loan losses	11,010	12,329	14,730	14,942
Noninterest income	3,293	6,658	11,629	6,924
Noninterest expense	5,787	6,376	7,173	7,384
Income before income taxes	8,516	12,611	19,186	14,482
Income taxes	3,367	4,986	7,587	5,728
Net income	5,149	7,625	11,599	8,754
Less: preferred stock dividends	205	202	762	833
Net income allocated to common shareholders	$4,944	$7,423	$10,837	$7,921
Per common share data:
Basic earnings per common share	$0.23	$0.36	$0.51	$0.38
Diluted earnings per common share	0.23	0.36	0.51	0.38

Note 27: Subsequent Events

Acquisition of Joy State Bank

As discussed in the footnote regarding related party transactions (Note 17), the Bank closed on its acquisition of Joy State Bank on January 2, 2018.

Other Subsequent Events

No other material events were noted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

Evaluation of Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules for newly public companies.

Changes in Internal Control

There have been no changes made in our internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be in the Proxy Statement (the “2018 Proxy Statement”) for the 2018 annual meeting of shareholders that will be filed within 120 days after December 31, 2017, which is incorporated by reference.

We have adopted a Code of Conduct that applies to directors, officers, and all other employees including our principal executive officer, principal financial officer and principal accounting officer. The text of the Code of Conduct is available on our website at http://investors.merchantsbankofindiana.com, under the “Corporate Profile” section, or in print to any shareholder who requests it. We intend to post information regarding any amendments to, or waivers from, our Code of Conduct on our website.

Item 11. Executive Compensation.

The information required by Item 11 will be in the 2018 Proxy Statement, which is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 will be in the 2018 Proxy Statement, which is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be in the 2018 Proxy Statement, which is incorporated by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 will be in the 2018 Proxy Statement, which is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) and (2) Financial Statements and Financial Statement Schedules.

The consolidated financial statements and financial statement schedules required to be filed in this Form 10-K are included in Part II, Item 8.

(a)	(3) Exhibits Required by Item 601 of Regulation S-K.

Exhibit Number	Description
2.1†

Stock Purchase Agreement by and among Michael F. Petrie, Randall D. Rogers, and Merchants Bancorp dated as of May 8, 2017 (incorporated by reference to Exhibit 10.9 of the registration statement on Form S-1, filed on September 25, 2017).

2.2†

Agreement and Plan of Merger dated as of October 31, 2016 by and among Merchants Bancorp, MB Acquisition Corp., and Bluestem Development Corporation (incorporated by reference to Exhibit 2.2 of the amendment to the registration statement on Form S-1, filed on October 16, 2017).

(a) First Amendment to Agreement and Plan of Merger dated as of December 22, 2016 by and among Merchants Bancorp, MB Acquisition Corp., Bluestem Development Corporation, Michael F. Petrie, and Randall D. Rogers (incorporated by reference to Exhibit 10.11 of the registration statement on Form S-1, filed on September 25, 2017).

3.1	First Amended and Restated Articles of Incorporation of Merchants Bancorp. (incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1, filed on September 25, 2017)

3.2	Second Amended and Restated By‑laws of Merchants Bancorp. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on November 20, 2017)
10.1

Loan Agreement between Merchants Bancorp and The Huntington National Bank effective September 24, 2012. (incorporated by reference to Exhibit 10.1 of the registration statement on Form S-1, filed on September 25, 2017)

(a) First Loan Modification and Reaffirmation Agreement by and among The Huntington National Bank, Merchants Bancorp, and Providence Bank effective as of August 1, 2013 (incorporated by reference to Exhibit 10.2 of the registration statement on Form S-1, filed on September 25, 2017).

(b) Second Loan Modification Agreement by and among The Huntington National Bank, Merchants Bancorp, and Providence Bank effective as of September 23, 2013 (incorporated by reference to Exhibit 10.3 of the registration statement on Form S-1, filed on September 25, 2017).

(c) Third Loan Modification Agreement by and among The Huntington National Bank, Merchants Bancorp, and Providence Bank effective as of September 22, 2014 (incorporated by reference to Exhibit 10.4 of the registration statement on Form S-1, filed on September 25, 2017).

(d) Fourth Loan Modification Agreement by and among The Huntington National Bank, Merchants Bancorp, and Providence Bank dated June 5, 2015 (incorporated by reference to Exhibit 10.5 of the registration statement on Form S-1, filed on September 25, 2017).

(e) Fifth Loan Modification Agreement by and among The Huntington National Bank, Merchants Bancorp, and Providence Bank effective as of June 3, 2016 (incorporated by reference to Exhibit 10.6 of the registration statement on Form S-1, filed on September 25, 2017).

(f) Sixth Loan Modification Agreement by and among The Huntington National Bank, Merchants Bancorp, and Providence Bank effective as of June 2, 2017 (incorporated by reference to Exhibit 10.7 of the registration statement on Form S-1, filed on September 25, 2017).

10.2

Revolving Subordinated Loan Agreement and Subordinated Promissory Note between Merchants Bancorp and Home Point Financial Corporation effective May 31, 2017. (incorporated by reference to Exhibit 10.8 of the registration statement on Form S-1, filed on September 25, 2017)

10.3*

Description of Incentive Plan for Michael J. Dunlap, Director, President and Co‑Chief Operating Officer. (incorporated by reference to Exhibit 10.12 of the registration statement on Form S-1, filed on September 25, 2017)

10.4*

Description of Incentive Plan for Scott A. Evans, Director, President and Co‑Chief Operating Officer. (incorporated by reference to Exhibit 10.13 of the registration statement on Form S-1, filed on September 25, 2017)

10.5*

Employment Agreement by and between P/R Mortgage & Investment Corp. and Michael R. Dury dated December 29, 2010 (previously filed as Exhibit 10.14). (incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1, filed on September 25, 2017)

10.6*

Amendment to Employment Agreement by and between P/R Mortgage & Investment Corp. and Michael R. Dury effective as of January 1, 2017 (previously filed as Exhibit 10.15). (incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1, filed on September 25, 2017)

10.7*	Merchants Bancorp 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 of the registration statement on Form S-1, filed on September 25, 2017)

(a) Form of Award Agreement for Non-Qualified Stock Options under the 2017 Equity Incentive Plan. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on February 22, 2018).

(b) Form of Award Agreement for Incentive Stock Options under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed on February 22, 2018).

(c) Form of Award Agreement for Restricted Stock Unit Awards under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed on February 22, 2018).

(d) Form of Award Agreement for Restricted Stock Awards under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K, filed on February 22, 2018).
21.1	Subsidiaries of Merchants Bancorp.
23.1	Consent of BKD, LLP.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

*Management contract or compensatory plan or arrangement.

†     Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to  furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCHANTS BANCORP

By: /s/ Michael F. Petrie
Michael F. Petrie
Chairman and Chief Executive Officer

Date: March 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael F. Petrie
Michael F. Petrie	Director (Chairman); Chief Executive Officer (Principal Executive Officer)	March 28, 2018
/s/ John F. Macke
John F. Macke	Chief Financial Officer (Principal Financial Officer)	March 28, 2018
/s/ Bill Buchanan
Bill D. Buchanan	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 28, 2018
/s/ Randall D. Rogers
Randall D. Rogers	Director	March 28, 2018
/s/ Michael J. Dunlap
Michael J. Dunlap	Director	March 28, 2018
/s/ Scott A. Evans
Scott A. Evans	Director	March 28, 2018
/s/ Sue Ann Gilroy
Sue Ann Gilroy	Director	March 28, 2018
/s/ Patrick D. O’Brien
Patrick D. O’Brien	Director	March 28, 2018
/s/ John W. Perry
John W. Perry	Director	March 28, 2018
/s/ Anne E. Sellers
Anne E. Sellers	Director	March 28, 2018
/s/ David N. Shane
David N. Shane	Director	March 28, 2018