Form 10-Q
period 2018-03-31
Merchants Bancorp
filed 2018-05-15
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐    No ☒

As of May 11, 2018, the latest practicable date, 28,692,206 shares of the registrant’s common stock, without par value, were issued and outstanding.

Merchants Bancorp

Part I – Financial Information

Item 1. Financial Statements

Merchants Bancorp

Condensed Consolidated Balance Sheets

March 31, 2018 (Unaudited) and December 31, 2017

(In thousands, except share data)

	March 31,	December 31,
	2018	2017
Assets
Cash and due from banks	$21,592	$18,905
Interest-earning demand accounts	266,141	340,614
Cash and cash equivalents	287,733	359,519
Securities purchased under agreements to resell	7,003	7,043
Trading securities	200,030	140,837
Available for sale securities	413,457	408,371
Federal Home Loan Bank (FHLB) stock	7,711	7,539
Loans held for sale (includes $6,618 at fair value for 2018)	1,081,376	995,319
Loans receivable, net of allowance for loan losses of $9,705 and $8,311, respectively	1,563,485	1,366,349
Premises and equipment, net	6,705	5,354
Mortgage servicing rights	67,268	66,079
Interest receivable	9,627	8,326
Goodwill	5,139	3,902
Intangible assets, net	1,915	1,512
Other assets and receivables	24,400	22,983
Total assets	$3,675,849	$3,393,133
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$653,124	$620,700
Interest bearing	2,409,476	2,322,861
Total deposits	3,062,600	2,943,561
Borrowings	199,378	56,612
Deferred and current tax liabilities, net	15,555	12,422
Other liabilities	18,603	13,064
Total liabilities	3,296,136	3,025,659
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 50,000,000 shares
Issued and outstanding - 28,692,206 shares at March 31, 2018 and 28,685,167 shares at December 31, 2017	134,941	134,891
Preferred stock - $1,000 per share, without par value
Authorized - 5,000,000 shares
Issued and outstanding - 41,625 shares	41,581	41,581
Retained earnings	204,758	192,008
Accumulated other comprehensive loss	(1,567)	(1,006)
Total shareholders' equity	379,713	367,474
Total liabilities and shareholders' equity	$3,675,849	$3,393,133

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Income (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

(In thousands, except share data)

	Three Months Ended
	March 31,
	2018	2017
Interest Income
Loans	$24,612	$15,783
Investment securities:
Trading	989	1,376
Available for sale	1,542	894
Federal Home Loan Bank stock	129	81
Other	1,766	873
Total interest income	29,038	19,007
Interest Expense
Deposits	7,016	3,771
Borrowed funds	1,914	1,705
Total interest expense	8,930	5,476
Net interest income	20,108	13,531
Provision for loan losses	1,406	240
Net Interest Income After Provision for Loan Losses	18,702	13,291
Noninterest Income
Gain on sale of loans	10,892	5,442
Loan servicing fees (costs), net	(322)	1,989
Mortgage warehouse fees	486	596
Other income	257	64
Total noninterest income	11,313	8,091
Noninterest Expense
Salaries and employee benefits	6,487	3,892
Loan expenses	956	884
Occupancy and equipment	565	356
Professional fees	488	215
Deposit insurance expense	246	264
Technology expense	291	245
Other expense	1,237	785
Total noninterest expense	10,270	6,641
Income Before Income Taxes	19,745	14,741
Provision for Income Taxes	4,684	5,611
Net Income	$15,061	$9,130
Dividends on Preferred Stock	(833)	(832)
Net Income allocated to Common Shareholders	14,228	8,298
Basic earnings per share	$0.50	$0.39
Diluted earnings per share	$0.50	$0.39
Weighted-average shares outstanding
Basic	28,690,876	21,114,400
Diluted	28,710,480	21,123,257
Dividends per share	$0.06	$0.05

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Net Income	$15,061	$9,130
Other Comprehensive Income (Loss):
Net change in unrealized losses on investment securities available for sale, net of (taxes) benefits of $97 and $(96), respectively	(318)	138
Comprehensive Income	$14,743	$9,268

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2018

(In thousands, except share data)

						Accumulated
						Other
	Common Stock		Preferred Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance, January 1, 2018	28,685,167	$134,891	41,625	$41,581	$192,008	$(1,006)	$367,474
Net income	—	—	—	—	15,061	—	15,061
Shares issued for stock compensation plan	7,039	—	—	—	—	—	—
Compensation expense for stock compensation plan	—	50	—	—	—	—	50
Dividends on preferred stock	—	—	—	—	(833)	—	(833)
Dividends on common stock, $0.06 per share	—	—	—	—	(1,721)	—	(1,721)
Reclassification of deferred tax asset due to tax reform	—	—	—	—	243	(243)	—
Other comprehensive loss	—	—	—	—	—	(318)	(318)
Balance, March 31, 2018	28,692,206	$134,941	41,625	$41,581	$204,758	$(1,567)	$379,713

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2018 and 2017

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Operating activities:
Net income	$15,061	$9,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	103	67
Provision for loan losses	1,406	240
Gain on sale of loans	(10,892)	(5,442)
Proceeds from sales of loans	4,020,784	4,456,947
Loans and participations originated and purchased for sale	(4,098,115)	(4,508,232)
Change in mortgage servicing rights for paydowns and fair value adjustments	2,263	199
Net change in:
Trading securities	(59,193)	(44,159)
Other assets and receivables	(3,407)	(1,127)
Other liabilities	7,918	4,289
Other	309	3
Net cash used in operating activities	(123,763)	(88,085)
Investing activities:
Net change in securities purchased under agreements to resell	41	30
Purchases of available-for-sale securities	(28,224)	(15,000)
Proceeds from calls, maturities and paydowns of available-for-sale securities	25,360	98
Purchases of loans	(34,273)	(36,942)
Net change in loans receivable	(137,092)	69,773
Purchase of Federal Home Loan Bank stock	(118)	—
Purchases of premises and equipment	(1,055)	(22)
Purchases of mortgage servicing rights	(327)	(480)
Purchase of limited partnership interests	(13)	(29)
Cash received in acquisition of subsidiary	6,505	—
Net cash provided by (used in) investing activities	(169,196)	17,428
Financing activities:
Net change in deposits	82,106	70,415
Proceeds from Federal Home Loan Bank advances	284,189	239,250
Repayment of Federal Home Loan Bank advances	(142,568)	(239,262)
Dividends	(2,554)	(1,887)
Net cash provided by financing activities	221,173	68,516
Net Change in Cash and Cash Equivalents	(71,786)	(2,141)
Cash and Cash Equivalents, Beginning of Period	359,519	445,701
Cash and Cash Equivalents, End of Period	$287,733	$443,560
Additional Cash Flows Information:
Interest paid	$7,751	$5,636
Income taxes paid	—	106
The Company purchased all of the capital stock of Joy State Bank for $5,472 on January 2, 2018. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$44,217	$—
Cash paid for the capital stock	5,472	—
Liabilities assumed	38,745	—

See notes to condensed consolidated financial statements.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:   Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Merchants Bancorp, a registered bank holding company (the “Company”) and its wholly owned subsidiary, Merchants Bank of Indiana (the “Bank”) and the Bank’s subsidiaries, P/R Mortgage and Investment Corp. (“P/RMIC”), Ash Realty Holdings, LLC (“Ash Realty”), Natty Mac Funding, Inc. (“NMF”), and MBI Midtown West, LLC (“MMW”), and P/RMIC’s subsidiary RICHMAC Funding LLC (“RICHMAC”), and Joy State Bank (“JSB”), (collectively referred to as the “Company”).

The accompanying unaudited condensed consolidated balance sheet of the Company as of December 31, 2017, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of March 31, 2018 and for the three months ended March 31, 2018 and 2017, were prepared in accordance with the instructions for Form 10‑Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2017 in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of March 31, 2018 and the results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017. All interim amounts have not been audited and the results of operations for the three months ended March 31, 2018, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The consolidated financial statements as of and for the period ended March 31, 2017, include the Company and its wholly owned subsidiary, the Bank, and its wholly owned subsidiaries, P/RMIC, Ash Realty, NMF, and MMW.  The consolidated financial statements as of and for the period ended March 31, 2018 also includes the Company’s wholly owned subsidiaries RICHMAC and JSB.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Acquisitions

Effective August 15, 2017, the Bank acquired 100% of the equity interests of RICHMAC Funding, LLC, which is a national multifamily housing mortgage lender and servicer. The purchase price was paid in shares of Company common stock with a value of $8.1 million. The Company recorded goodwill and intangible assets totaling $3.9 million and $1.6 million, respectively, in connection with the acquisition.  Certain fair value measurements and the purchase price allocation are still being evaluated by management and are subject to change during the measurement period.  The acquisition did not materially impact the Company’s financial position, results of operations or cash flows.

On May 8, 2017, the Company entered into a Stock Purchase Agreement to acquire Joy State Bank.  The acquisition closed on January 2, 2018 at a total cost of approximately $5.5 million.  At December 31, 2017 Joy State Bank had $43 million in assets.  The Company recorded goodwill and intangible assets totaling $737,000 and $478,000, respectively, in connection with the acquisition.  The intangibles consisted of core deposit intangibles that are being amortized over 10 years on an accelerated basis.    The acquired time deposits of $16.7 million were recorded at a fair value of $16.9 million.  The fair value premium of $185,000 is being accreted against interest expense over 20 months. The acquired loan portfolio of $27.9 million was recorded at a fair value of $27.5 million.  The fair value discount of $458,000 is being accreted to interest income on a straight-line basis over an average of 39 months in accordance with ASC 310-20.  While there were some loans identified for potential classification under ASC 310-30, they were not material to the transaction.  Certain fair value measurements and the purchase price allocation are still being evaluated by management and are subject to change during the measurement period.  The acquisition did not materially impact the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the 2017 financial statements to conform to the financial statement presentation as of and for the three months ended March 31, 2018.  These reclassifications had no effect on net income.

Note 2:   Securities

Trading Securities

Securities that are held principally for resale in the near term are recorded as trading securities at fair value with changes in fair value recorded in earnings.  Trading securities include FHA and conventional participation certificates.  The fair value changes recorded in earnings totaled $1.5 million and $1.7 million for the three-month periods ended March 31, 2018 and 2017, respectively.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Securities Available-For-Sale

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	March 31, 2018
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale securities:
Treasury notes	$3,494	$—	$21	$3,473
Federal agencies	379,719	—	2,103	377,616
Equities	69	18	—	87
Municipals	6,430	—	—	6,430
Mortgage-backed - Government-sponsored entity (GSE) - residential	25,851	—	—	25,851
Total available-for-sale securities	$415,563	$18	$2,124	$413,457

	December 31, 2017
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale securities:
Treasury notes	$1,000	$—	$8	$992
Federal agencies	376,414	—	1,683	374,731
Municipals	6,688	—	—	6,688
Mortgage-backed - Government-sponsored entity (GSE) - residential	25,960	—	—	25,960
Total available-for-sale securities	$410,062	$—	$1,691	$408,371

The amortized cost and fair value of available-for-sale securities at March 31, 2018 and December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Contractual Maturity	(In thousands)
Within one year	$184,928	$184,268	$164,997	$164,321
After one through five years	198,515	197,051	212,905	211,890
After five through ten years	—	—	—	—
After ten years	6,200	6,200	6,200	6,200
	389,643	387,519	384,102	382,411
Mortgage-backed - Government-sponsored entity (GSE) - residential	25,851	25,851	25,960	25,960
Equities	69	87	—	—
	$415,563	$413,457	$410,062	$408,371

No securities available-for-sale were sold during the three months ended March 31, 2018.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017:

	March 31, 2018
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Available-for-sale securities:
Treasury notes	$—	$—	$3,473	$21	$3,473	$21
Federal agencies	173,816	633	203,800	1,470	377,616	2,103
	$173,816	$633	$207,273	$1,491	$381,089	$2,124

	December 31, 2017
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Available-for-sale securities:
Treasury notes	$992	$8	$—	$—	$992	$8
Federal agencies	191,064	903	183,667	780	374,731	1,683
	$192,056	$911	$183,667	$780	$375,723	$1,691

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Loans receivable at March 31, 2018 and December 31, 2017 include:

	March 31,	December 31,
	2018	2017
	(In thousands)

Mortgage warehouse lines of credit	$245,724	$224,937
Residential real estate	356,885	330,410
Multi-family and healthcare financing	645,432	529,259
Commercial and commercial real estate	249,372	228,668
Agricultural production and real estate	64,548	51,966
Consumer and margin loans	11,229	9,420
	1,573,190	1,374,660
Less
Allowance for loan losses	9,705	8,311

Loans Receivable	$1,563,485	$1,366,349

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Multi-Family and Healthcare Financing (MF RE):  The Company engages in multi-family and healthcare financing, including construction loans, specializing in originating and servicing loans for multi-family rental and senior living properties. In addition, the Company originates loans secured by an assignment of federal income tax credits by partnerships invested in multi-family real estate projects. Construction and land loans are generally based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Bank until permanent financing is obtained. These loans are considered to be higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economy in the Company’s market area. Repayment of these loans depends on the successful operation of a business or property and the borrower’s cash flows.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2018 and 2017 and the recorded investment in loans and impairment method as of March 31, 2018:

	At or For the Three Months Ended March 31, 2018
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$283	$1,587	3,502	$2,362	$320	$257	$8,311
Provision for loan losses	223	76	748	323	13	23	1,406
Loans charged to the allowance	—	—	—	—	—	(17)	(17)
Recoveries of loans previously charged off	—	1	—	—	—	4	5

Balance, end of period	$506	$1,664	$4,250	$2,685	$333	$267	$9,705

Ending balance: individually evaluated for impairment	$175	$—	$—	$294	$17	$146	$632

Ending balance: collectively evaluated for impairment	$331	$1,664	$4,250	$2,391	$316	$121	$9,073

Loans
Ending balance	$245,724	$356,885	645,432	$249,372	$64,548	$11,229	$1,573,190

Ending balance individually evaluated for impairment	$933	$728	$116	$6,747	$635	$146	$9,305

Ending balance collectively evaluated for impairment	$244,791	$356,157	$645,316	$242,625	$63,913	$11,083	$1,563,885

	For the Three Months Ended March 31, 2017
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$373	$2,170	1,962	$1,374	$269	$102	$6,250
Provision for loan losses	(192)	(242)	135	518	37	(16)	240
Transfer out	—	—	—	—	—	—	—
Loans charged to the allowance	—	—	—	—	—	—	—
Recoveries of loans previously charged off	—	—	—	26	—	34	60
Balance, end of period	$181	$1,928	$2,097	$1,918	$306	$120	$6,550

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the allowance for loan losses and the recorded investment in loans and impairment method as of December 31, 2017:

	December 31, 2017
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, December 31, 2017	$283	$1,587	$3,502	$2,362	$320	$257	$8,311

Ending balance: individually evaluated for impairment	$—	$—	$—	$200	$16	$146	$362

Ending balance: collectively evaluated for impairment	$283	$1,587	$3,502	$2,162	$304	$111	$7,949

Loans
Ending balance	$224,937	$330,410	529,259	$228,668	$51,966	$9,420	$1,374,660

Ending balance individually evaluated for impairment	$—	$729	$—	$6,179	$282	146	$7,336

Ending balance collectively evaluated for impairment	$224,937	$329,681	$529,259	$222,489	$51,684	$9,274	$1,367,324

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following tables present the credit risk profile of the Bank’s loan portfolio based on internal rating category and payment activity as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)

Special Mention (Watch)	$—	$546	$15,831	$13,478	$2,099	$1,601	$33,555
Substandard	933	728	—	6,466	282	146	8,555
Doubtful	—	—	—	—	—	—	—
Acceptable and Above	244,791	355,611	629,601	229,428	62,167	9,482	1,531,080
Total	$245,724	$356,885	$645,432	$249,372	$64,548	$11,229	$1,573,190

	December 31, 2017
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)

Special Mention (Watch)	$—	$—	$1,800	$12,608	$323	$1,563	$16,294
Substandard	—	729	—	6,179	282	146	7,336
Doubtful	—	—	—	—	—	—	—
Acceptable and Above	224,937	329,681	527,459	209,881	51,361	7,711	1,351,030
Total	$224,937	$330,410	$529,259	$228,668	$51,966	$9,420	$1,374,660

The Bank evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year.

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans
	(In thousands)
MTG WHLOC	$—	$933	$—	$933	$244,791	$245,724
RES RE	575	123	960	1,658	355,227	356,885
MF RE	—	—	116	116	645,316	645,432
CML & CRE	120	15	2,305	2,440	246,932	249,372
AG & AGRE	139	—	399	538	64,010	64,548
CON & MAR	11	6	172	189	11,040	11,229
	$845	$1,077	$3,952	$5,874	$1,567,316	$1,573,190

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following tables present impaired loans and specific valuation allowance information based on class level as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$728	$—	$4,617	$353	$—	$5,698
Unpaid principal balance	—	728	—	4,617	353	—	5,698
Impaired loans with a specific allowance:
Recorded investment	933	—	116	2,130	282	146	3,607
Unpaid principal balance	933	—	116	2,130	282	146	3,607
Specific allowance	175	—	—	294	17	146	632
Total impaired loans:
Recorded investment	933	728	116	6,747	635	146	9,305
Unpaid principal balance	933	728	116	6,747	635	146	9,305
Specific allowance	175	—	—	294	17	146	632

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following tables present by portfolio class, information related to the average recorded investment and interest income recognized on impaired loans for the three month periods ended March 31, 2018 and 2017:

	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Three months ended March 31, 2018:
Average recorded investment in impaired loans	$1,352	$729	$117	$6,587	$635	$146	$9,566
Interest income recognized	19	3	3	46	—	—	71

Three months ended March 31, 2017:
Average recorded investment in impaired loans	$—	$343	$—	$4,974	$203	$—	$5,520
Interest income recognized	—	1	—	30	—	—	31

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at March 31, 2018 and December 31, 2017.

	March 31,		December 31,
	2018		2017
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing
	(In thousands)
MTG WHLOC	$933	$—	$—	$—
RES RE	258	714	60	475
MF RE	—	116	—	—
CML & CRE	2,169	136	2,060	—
AG & AGRE	282	117	282	117
CON & MAR	166	8	146	—

	$3,808	$1,091	$2,548	$592

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There were no troubled debt new restructurings at or during the three month periods ended March 31, 2018 and 2017.   No loans restructured during the last twelve months defaulted during the three months ended March 31, 2018 or 2017.

There were no residential loans in process of foreclosure at March 31, 2018 or December 31, 2017.

Note 4:   Regulatory Matters

The Company, the Bank, and Joy State Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by federal and state banking regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company, the Bank, and Joy State Bank must meet specific capital guidelines that involve quantitative measures of the Company’s, the Bank, and Joy State Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s, the Bank’s, and Joy State Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Company’s, the Bank’s, and Joy State Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company, the Bank, and Joy State Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of March 31, 2018 and December 31, 2017, that the Company, the Bank, and Joy State Bank met all capital adequacy requirements to which they were subject.

As of March 31, 2018 and December 31, 2017, the most recent notifications from the Federal Reserve Board and the Federal Deposit Insurance Corporation categorized the Company as well capitalized and Bank as well capitalized under the regulatory framework for prompt corrective action, respectively. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s, the Bank, and Joy State Bank’s category.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Bancorp and Bank’s actual capital amounts and ratios are also presented in the following tables.

			Minimum Amount
			Required for		Minimum Amount
			Adequately		To Be Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2018
Total capital(1) (to risk-weighted assets)
Company	$369,564	12.7%	$232,396	8.0%	$—	N/A
Bank	422,422	14.7%	229,181	8.0%	286,476	10.0%
Joy State Bank	4,414	11.0%	3,216	8.0%	4,019	10.0%
Tier 1 capital(1) (to risk-weighted assets)
Company	359,852	12.4%	174,297	6.0%	—	N/A
Bank	412,739	14.4%	171,885	6.0%	229,181	8.0%
Joy State Bank	4,385	10.9%	2,412	6.0%	3,216	8.0%
Common Equity Tier 1 capital(1) (to risk-weighted assets)
Company	318,271	11.0%	130,723	4.5%	—	N/A
Bank	412,739	14.4%	128,914	4.5%	186,209	6.5%
Joy State Bank	4,385	10.9%	1,809	4.5%	2,613	6.5%
Tier 1 capital(1) (to average assets)
Company	359,852	10.8%	133,686	4.0%	—	N/A
Bank	412,739	12.5%	132,130	4.0%	165,162	5.0%
Joy State Bank	4,385	9.6%	1,836	4.0%	2,295	5.0%

			Minimum		Minimum
			Amount Required		Amount To Be
			for Adequately		Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2017
Total capital(1) (to risk-weighted assets)
Company	$355,722	13.7%	$207,657	8.0%	$—	N/A
Bank	406,638	15.7%	207,567	8.0%	259,459	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	347,411	13.4%	155,743	6.0%	—	N/A
Bank	398,327	15.4%	155,675	6.0%	207,567	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	305,830	11.8%	116,807	4.5%	—	N/A
Bank	398,327	15.4%	116,756	4.5%	168,648	6.5%
Tier I capital(1) (to average assets)
Company	347,411	10.9%	127,318	4.0%	—	N/A
Bank	398,327	12.5%	127,593	4.0%	159,491	5.0%

1	As defined by regulatory agencies.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 5: Derivative Financial Instruments

The Company uses derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities.  The Company enters into forward contracts for the future delivery of mortgage loans to third party investors and enters into interest rate locks with potential borrowers to fund specific mortgage loans that will be sold into the secondary market.  The forward contracts are entered into in order to economically hedge the effect of changes in interest rates resulting from the Company’s commitment to fund the loans.

Each of these items are considered derivatives, but are not designated as accounting hedges, and are recorded at fair value with changes in fair value reflected in noninterest income on the condensed consolidated statements of income.  The fair value of derivative instruments with a positive fair value are reported in other assets in the condensed consolidated balance sheets while derivative instruments with a negative fair value are reported in other liabilities in the condensed consolidated balance sheets.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the notional amount and fair value of interest rate locks and forward contracts utilized by the Company at March 31, 2018.  There were no material derivatives recorded at December 31, 2017.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	(Liability)
March 31, 2018	(In thousands)		(In thousands)
Interest rate lock commitments	$9,294	Derivative assets/liabilities	$116	$2
Forward contracts	15,913	Derivative assets/liabilities	12	32
Total derivative financial instruments	$25,207		$128	$34

Fair values of derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the interest rate lock commitment and the balance sheet date.  The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Interest rate lock commitments	$114	$—
Forward contracts (1)	105	—
Net derivative gains (losses)	$219	$—

(1) Amount includes pair-off settlements

Note 6:   Disclosures about Fair Value of Assets and Liabilities

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2018 and December 31, 2017:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2018
Trading securities	$200,030	$—	$200,030	$—
Available-for-sale securities:
Treasury notes	3,473	3,473	—	—
Federal agencies	377,616	—	377,616	—
Equities	87	87	—	—
Municipals	6,430		—	6,430
Mortgage-backed - Government-sponsored entity (GSE) - residential	25,851	—	25,851	—
Loans held for sale	6,618	—	6,618	—
Mortgage servicing rights	67,268	—	—	67,268
Derivative assets - interest rate lock commitments	116	—	—	116
Derivative assets - forward contracts	12	—	12	—
Derivative liabilities - interest rate lock commitments	2	—	—	2
Derivative liabilities - forward contracts	32	—	32	—

December 31, 2017
Trading securities	$140,837	$—	$140,837	$—
Available-for-sale securities:
Treasury notes	992	992	—	—
Federal agencies	374,731	—	374,731	—
Municipals	6,688	—	—	6,688
Mortgage-backed - Government-sponsored entity (GSE) - residential	25,960	—	25,960	—
Mortgage servicing rights	66,079	—	—	66,079

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2018 and the year ended December 31, 2017. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Trading and Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of the valuation hierarchy including federal agencies, mortgage-backed securities, U.S. Treasuries, Equities, and Federal Housing Administration participation certificates. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models having significant inputs of discount rate, prepayment speed and default rate. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

The Chief Financial Officer’s (CFO) office contracts with a pricing specialist to generate fair value estimates on a quarterly basis. The CFO’s office challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States.

Derivative Financial Instruments

The Company estimates the fair value of interest rate lock commitments based on the value of the underlying mortgage loan, quoted mortgage backed security prices, estimates of the fair value of the mortgage servicing rights, and an estimate of the probability that the mortgage loan will fund within the terms of the interest rate lock commitment, net of expenses.  The Company estimates the fair value of forward sales commitments based on market quotes of mortgage backed security prices for securities similar to the ones used, which are considered Level 2.  With respect to its interest rate lock commitments, management determined that a Level 3 classification was most appropriate based on the various significant unobservable inputs utilized in estimating the fair value of its interest rate lock commitments.  Changes in fair value of the Company’s derivative financial instruments are recognized through noninterest income on its condensed consolidated statement of income.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Mortgage servicing rights
Balance, beginning of period	$66,079	$53,670
Additions
Purchased servicing	327	480
Originated servicing	3,125	837
Subtractions
Paydowns	(1,370)	(286)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(893)	87
Balance, end of period	$67,268	$54,788

Available-for-sale securities - Municipals
Balance, beginning of period	$6,688	$—
Additions
Purchased securities	—	—
Subtractions
Paydowns	(258)	—
Unrealized gains (losses) included in other comprehensive income	—	—
Balance, end of period	$6,430	$—

Derivative Assets - interest rate lock commitments
Balance, beginning of period	$—	$—
Purchases	—	—
Changes in fair value	116	—
Balance, end of period	$116	$—

Derivative Liabilities - interest rate lock commitments
Balance, beginning of period	$—	$—
Purchases	—	—
Changes in fair value	2	—
Balance, end of period	$2	$—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2018 and December 31, 2017.

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
March 31, 2018
Impaired loans (collateral-dependent)	$758	$—	$—	$758
December 31, 2017
Impaired loans (collateral-dependent)	$2,126	$—	$—	$2,126

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

		Valuation
	Fair Value	Technique	Unobservable Inputs	Range
	(In thousands)
At March 31, 2018:
Collateral-dependent impaired loans	$758	Market comparable properties	Marketability discount	25%
Mortgage servicing rights	$67,268	Discounted cash flow	Discount rate	8% - 13%
			Constant prepayment rate	1% - 31%
Municipals	$6,430	Discounted cash flow	Discount rate	5%
Derivative assets - interest rate lock commitments	$116	Discounted cash flow	loan closing rates	80-99%
Derivative liabilities - interest rate lock commitments	$2	Discounted cash flow	loan closing rates	80-99%

At December 31, 2017:
Collateral-dependent impaired loans	$2,126	Market comparable properties	Marketability discount	5% - 47%
Mortgage servicing rights	$66,079	Discounted cash flow	Discount rate	8% - 13%
			Constant prepayment rate	1% - 36%

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2018 and December 31, 2017.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Assets	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2018
Financial assets:
Cash and cash equivalents	$287,733	$287,733	$287,733	$—	$—
Securities purchased under agreements to resell	7,003	7,003	—	7,003	—
FHLB stock	7,711	7,711	—	7,711	—
Loans held for sale	1,074,758	1,074,758	—	1,074,758	—
Loans, net	1,563,485	1,567,125	—	—	1,567,125
Interest receivable	9,627	9,627	—	9,627	—
Financial liabilities:
Deposits	3,062,600	3,062,014	2,457,931	604,083	—
Line of credit	25,000	25,000	—	25,000	—
Short-term subordinated debt	30,000	30,000	—	30,000	—
FHLB advances	144,378	144,381	—	144,381	—
Interest payable	3,996	3,996	—	3,996	—

December 31, 2017
Financial assets:
Cash and cash equivalents	$359,519	$359,519	$359,519	$—	$—
Securities purchased under agreements to resell	7,043	7,043	—	7,043	—
FHLB stock	7,539	7,539	—	7,539	—
Loans held for sale	995,319	995,319	—	995,319	—
Loans, net	1,366,349	1,364,568	—	—	1,364,568
Interest receivable	8,326	8,326	—	8,326	—
Financial liabilities:
Deposits	2,943,561	2,943,173	2,534,605	408,568	—
Line of credit	25,000	25,000	—	25,000	—
Short-term subordinated debt	30,000	30,000	—	30,000	—
FHLB advances	1,612	1,620	—	1,620	—
Interest payable	2,817	2,817	—	2,817	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents and Securities Purchased Under Agreement to Resell

The carrying amount approximates fair value.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7:   Earnings Per Share

Earnings per share were computed as follows:

	Three Month Periods Ended March 31,
	2018			2017
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$15,061			$9,130
Dividends on preferred stock	(833)			(832)
Net income allocated to common shareholders	$14,228			$8,298
Basic earnings per share		28,690,876	$0.50		21,114,400	$0.39
Effect of dilutive securities-restricted stock awards		19,604			8,857
Diluted earnings per share		28,710,480	$0.50		21,123,257	$0.39

Note 8:   Share-Based Payment Plan

During 2016, the Board of Directors adopted an incentive restricted stock plan for certain executive officers of the Company (the “2016 Plan”).  Annual awards under the 2016 Plan could be earned subject to certain performance metrics and the participating executive officer could elect annually to receive the plan benefit in the form of Company common shares or a combination of 50% each of common shares and cash.  During the three months ended March 31, 2018 and March 31, 2017, the Company issued 7,039 and 3,200 shares, respectively, pursuant to the plan. No additional awards will be made under the 2016 Plan.  On July 5, 2017, the Company’s shareholders approved, and the Company adopted the Merchants Bancorp 2017 Equity Incentive Plan (the “2017 Plan”).  The Company began granting awards under the 2017 plan in early 2018.

Note 9:   Segment Information

Our business segments are defined as Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. The reportable business segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company. The Multi-family Mortgage Banking segment originates and services government sponsored mortgages for multi-family and healthcare facilities. The Mortgage Warehousing segment funds agency eligible residential loans from origination or purchase to sale in the secondary market, as well as commercial loans to non-depository financial institutions. The Banking segment provides a wide range of financial products and services to consumers and businesses, including retail banking, commercial lending, agricultural lending, retail and correspondent residential mortgage banking, and Small Business Administration (“SBA”) lending. Other includes general and administrative expenses that provide services to all segments; internal funds transfer pricing offsets resulting from allocations to/from the other segments; certain elimination entries and investments in qualified affordable housing limited partnerships. All operations are domestic.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present selected business segment financial information as of and for the three and three months ended March 31, 2018 and 2017.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Three Months Ended March 31, 2018
Total interest income	$163	$11,857	$16,753	$265	$29,038
Total interest expense	—	3,797	5,593	(460)	8,930
Net interest income	163	8,060	11,160	725	20,108
Provision for loan losses	—	674	732	—	1,406
Net interest income after provision for loan losses	163	7,386	10,428	725	18,702
Total noninterest income	10,511	486	652	(336)	11,313
Noninterest expense	3,382	1,736	3,169	1,983	10,270
Income before income taxes	7,292	6,136	7,911	(1,594)	19,745
Income taxes	1,808	1,506	1,931	(561)	4,684
Net income	$5,484	$4,630	$5,980	$(1,033)	$15,061
Total assets	$141,703	$1,603,584	$1,908,823	$21,739	$3,675,849

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Three Months Ended March 31, 2017
Total interest income	$51	$10,149	$8,807	$—	$19,007
Total interest expense	—	2,613	2,949	(86)	5,476
Net interest income	51	7,536	5,858	86	13,531
Provision for loan losses	—	247	(7)	—	240
Net interest income after provision for loan losses	51	7,289	5,865	86	13,291
Total noninterest income	7,223	625	243	—	8,091
Noninterest expense	1,595	1,787	2,212	1,047	6,641
Income before income taxes	5,679	6,127	3,896	(961)	14,741
Income taxes	2,162	2,332	1,483	(366)	5,611
Net income	$3,517	$3,795	$2,413	$(595)	$9,130
Total assets	$104,709	$1,048,771	$1,636,692	$10,509	$2,800,681

Note 10:   Recent Accounting Pronouncements

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

FASB ASU 2016‑09, Share‑Based Payments.

In March 2016, the FASB issued ASU 2016‑09 “Share‑Based Payments.” The guidance in this ASU simplifies several aspects of the accounting for share‑based payment award transactions, including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one‑time election to switch from measuring all liability‑classified awards at fair value to measuring them at intrinsic value.

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

FASB ASU 2016‑13, Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU 2016‑13, “Financial Instruments—Credit Losses”. The amendments in this ASU replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. ASU 2016‑13 replaces the incurred loss impairment methodology with a new methodology that reflects expected credit losses over the lives of the loans and requires consideration of a broader range of information to inform credit loss estimates. The ASU requires an organization to estimate all expected credit losses for financial assets measured at amortized cost, including loans and held‑to‑maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts. Additional disclosures are required.

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

(Unaudited)

FASB ASU No. 2017‑04, Intangibles—Goodwill and Other (Topic 350)

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

FASB ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

The FASB has issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments in this ASU allow a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU also require certain disclosures about stranded tax effects.

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

Note 11:    Subsequent Events

None.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Forward-Looking Statements

Certain statements in this Form 10-Q, including, but not limited to, statements within Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the rules and regulations of the Securities and Exchange Commission (“SEC”).  These forward looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward‑looking nature. These forward‑looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution that any such forward‑looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward‑looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward‑looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward‑looking statements, including those factors identified in “Item 1A - Risk Factors” or “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the following:

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•the impact of any claims or legal actions to which we may be subject, including any effect on our reputation; and

•changes in federal tax law or policy.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Form 10-Q. Any forward‑looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward‑looking statement, whether as a result of new information, future developments or otherwise.

Merchants Bancorp

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at March 31, 2018 and results of operations for the three and three months ended March 31, 2018 and 2017, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this Form 10-Q.

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

The estimates and judgments that management believes have the most effect on its reported financial position and results of operations are set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since those reported for the year ended December 31, 2017.

Financial Condition

As of March 31, 2018, we had approximately $3.7 billion in total assets, $3.1 billion in deposits, and $379.7 million in total shareholders’ equity. Total assets as of March 31, 2018, included approximately $287.7 million of cash and cash equivalents, $1.1 billion of loans held for sale and $1.6 billion of loans held for investment. It also includes $200.0

Merchants Bancorp

million of trading securities that represent pre-sold multi-family rental real estate loan originations in primarily Government National Mortgage Association (“GNMA”) mortgage backed securities pending settlements that typically occur within 30 days. There are $413.5 million of available for sale securities that are match funded with related custodial deposits. There are restrictions on the types of securities as these are funded by certain custodial deposits where we set the cost of deposits based on the yield of the related securities. Mortgage servicing rights were $67.3 million at March 31, 2018 based on the fair value of the multi-family rental real estate loans servicing, which are primarily GNMA servicing rights with 10-year call protection.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Total Assets.    Total assets increased $282.7 million, or 8%, to $3.7 billion at March 31, 2018 from $3.4 billion at December 31, 2017. The increase was due primarily to increases in loans, including loans held for sale, of $283.2 million, and trading securities of $59.2 million, which were partially offset by a decrease in cash and cash equivalents of $71.8 million.

Cash and Cash Equivalents.   Cash and cash equivalents decreased $71.8 million, or 20%, to $287.7 million at March 31, 2018 from $359.5 million at December 31, 2017, primarily due to higher fundings in our Mortgage Warehouse segment at the end of the quarter.

Trading Securities.    Trading securities increased $59.2 million, or 42%, to $200.0 million at March 31, 2018, from $140.8 million at December 31, 2017. The trading securities represent loans that our banking subsidiary, Merchants Bank of Indiana (the “Bank”), has funded and are held pending settlement primarily as GNMA mortgage-backed securities with a firm commitment from the investor to which there is a commitment to sell the securities.

Securities Available-for-Sale.    Investment securities available-for-sale increased $5.1 million, or 1%, to $413.5 million at March 31, 2018 from $408.4 million at December 31, 2017. The increase in securities available-for-sale was primarily due to purchases of $28.2 million, which were partially offset by calls, maturities and repayments of securities totaling $25.4 million during the period. We invest in available for sale securities primarily using funds from escrow deposits held at the Bank received in connection with our multifamily mortgage servicing activities.

The available for sale securities are funded by, and paired with as to interest rates, escrow custodial deposits held at the Bank on loans serviced by us. This portfolio of securities is structured to achieve a favorable interest rate spread. The balance of these securities closely approximates the balances of the escrow custodial accounts on an ongoing basis.

Loans Held for Sale.    Loans held for sale, comprised primarily of single-family residential real estate loan participations, increased $86.1 million, or 9%, to $1.1 billion at March 31, 2018 from $995.3 million at December 31, 2017. The increase in loans held for sale was due primarily to a $44.7 million increase at the Bank’s subsidiary, Natty Mac Funding, Inc. (“NMF”), and a $41.4 million increase in balances at the Bank.

Loans Receivable, Net.    Loans receivable, net, which are comprised of loans held for investment, increased $197.1 million, or 14%, to $1.6 billion at March 31, 2018 compared to December 31, 2017. The increase in net loans was comprised primarily of an increase of $26.5 million, or 8%, in residential real estate loans, to $356.9 million at March 31, 2018, a $116.2 million, or 22%, increase in multi-family and healthcare financing loans, to $645.4 million at March 31, 2018, a $20.7 million, or 9%, increase in commercial loans, to $249.4 million at March 31, 2018, and an increase of $20.8 million, or 9%, in mortgage warehouse lines of credit loans to $245.7 million at March 31, 2018 from $224.9 million at December 31, 2017. The increase in multifamily and healthcare financing was due to origination volume of $242.4 million during the three months ending March 31, 2018. The increase in mortgage warehouse lines of credit was despite a business shift from warehouse lines of credit to single family loan participations and an industry decline in volumes of 1 to 4 family mortgage originations. There was a 17% industry decline in single-family residential loan volumes from the three months ended December 31, 2017 to the three months ended March 31, 2018, according to the Mortgage Bankers Association. This compares to the 10% decline in mortgage warehouse volumes we reported during the same period.  The increase in commercial loans was due primarily to a $44.5 million increase in operating lines of

Merchants Bancorp

credit secured by mortgage servicing rights and cross-collateralized by gain on sale proceeds from loans funded by the Bank under warehouse facilities.  The increase in residential real estate was primarily due to a $15.6 million, or 7%, increase in the All-in-One® product line, which grew from $222.7 million at December 31, 2017 to $238.3 million at March 31, 2018.

Mortgage Servicing Rights.    Mortgage servicing rights increased $1.2 million, or 2%, to $67.3 million at March 31, 2018 compared to December 31, 2017. During the three months ended March 31, 2018, additions for originated servicing were $3.1 million and purchased servicing was  $327,000.  These increases were partially offset by both a reduction for paydowns and a fair value decline on serviced loans of $1.4 million and $893,000, respectively.    Mortgage servicing rights are recognized in connection with sales of multi-family loans when we retain servicing of the sold loans, as well as upon purchases of loan servicing portfolios. The mortgage servicing rights are recorded and carried at fair value.

Deposits.    Deposits increased $119.0 million, or 4%, to $3.1 billion at March 31, 2018 from $2.9 billion at December 31, 2017. Interest bearing deposits increased $86.6 million, or 4%, to $2.4 billion at March 31, 2018, and noninterest bearing deposits increased $32.4 million, or 5%, to $653.1 million at March 31, 2018. Demand deposits increased $109.5 million, or 9%, to $1.4 billion at March 31, 2018, savings deposits decreased $186.2 million, or 15%, to $1.1 billion at March 31, 2018, while certificates of deposit accounts increased $195.7 million, or 48%, to $604.7 million at March 31, 2018. The change in certificates of deposit accounts was largely due to the level of brokered deposits outstanding period to period. Brokered certificates of deposit accounts increased $193.2 million, or 56%, to $540.2 million at March 31, 2018 from $347.0 million at December 31, 2017. Brokered savings deposits decreased $131.8 million, or 34%, to $257.7 million at March 31, 2018 from $389.5 million at December 31, 2017. In spite of increased loan originations, total brokered deposits decreased $ 44.1 million, or 5%, to $897.4 billion at March 31, 2018 from $941.5 million at December 31, 2017.  Brokered deposits represented 29% of total deposits at March 31, 2018, compared with 32% at December 31, 2017.

Borrowings.    Borrowings totaled $199.4 million at March 31, 2018, an increase of $142.8 million, or 252%, from December 31, 2017,  in anticipation of higher fundings in our Mortgage Warehouse segment at the end of the quarter.

Total Shareholders’ Equity.    Total shareholders’ equity increased $12.2 million, or 3%, to $379.7 million at March 31, 2018 from $367.5 million at December 31, 2017. The increase resulted primarily from net income of $15.1 million,  which was partially offset by dividends paid on preferred and common shares of $833,000 and $1.7 million, respectively, during the period.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

General.    Net income for the three months ended March 31, 2018 was $15.1 million, an increase of $5.9 million, or 65%, from net income of $9.1 million for the three months ended March 31, 2017. The increase was due primarily to a $6.6 million increase in net interest income, a $3.2 million increase in noninterest income, and a $927,000 decrease in the provision for income taxes, which were partially offset by a $3.6 million increase in non-interest expense and a $1.2 million increase in the provision for loan losses.

Interest Income.    Interest income increased $10.0 million, or 53%, to $29.0 million for the three months ended March 31, 2018 from $19.0 million for the three months ended March 31, 2017. This increase was primarily attributable to a $8.8 million increase in interest on loans and loans held for sale, a $648,000 increase in interest on available-for-sale securities and a $893,000 increase in interest on other interest-earning deposits, which were partially offset by a $387,000 decrease in interest on trading securities. The average balance of loans, including loans held for sale, during the three months ended March 31, 2018 increased $658.0 million, or 41%, to $2.2 billion from $1.6 billion for the three months ended March 31, 2017, while the average yield on loans increased 41 basis points to 4.44% for the three months ended March 31, 2018 compared to 4.03% for the three months ended March 31, 2017. The increase in the average yield on loans was due to the overall increase in interest rates in the economy period to period.

Merchants Bancorp

The average balance of available-for-sale securities increased $80.1 million, or 24%, to $416.3 million for the three months ended March 31, 2018 compared to $336.1 million for the three months ended March 31, 2017, and the average yield increased 42 basis points to 1.50% for the three months ended March 31, 2018. The average balance of other interest-earning assets increased $21.0 million, or 5%, to $457.2 million for the three months ended March 31, 2018 from $436.2 million for the three months ended March 31, 2017, while the average yield increased 79 basis points to 1.68% for the three months ended March 31, 2018.  The average balance of trading securities decreased $49.0 million, or 29%, to $121.0 million for the three months ended March 31, 2018 compared to $170.0 million for the three months ended March 31, 2017, while the average yield increased 3 basis points to 3.31% for the three months ended March 31, 2018.

Interest Expense.    Total interest expense increased $3.5 million, or 63%, to $8.9 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Interest expense on deposits increased $3.2 million, or 86%, to $7.0 million for the three months ended March 31, 2018 from the three months ended March 31, 2017. The increase was primarily due to a 41 basis point increase in the average cost of interest-bearing deposits, to 1.27% for the three months ended March 31, 2018 from 0.86% for the same period in 2016, and an increase in the average balance of interest-bearing deposits of $467.8 million, or 26%, to $2.3 billion for the three months ended March 31, 2018. The increase was primarily due to the addition of custodial and corporate deposits from existing Mortgage Warehousing segment customers. The increase in the cost of deposits was due to the overall increase in interest rates in the economy period to period.

Interest expense on borrowings increased $209,000, or 12%, to $1.9 million for the three months ended March 31, 2018 from $1.7 million for the three months ended March 31, 2017. The increase was due primarily to a  115 basis point increase in the average cost of borrowings to 11.83%, compared to 10.68% for the three months ended March 31, 2017, and an $881,000, or 1%, increase in the average balance outstanding period to period. The terms of our $30.0 million subordinated debt include a variable interest rate equal to the one-month LIBOR rate plus an applicable margin. Additionally, the debt agreement provides for an additional interest payment of an amount equal to 49.0% of the earnings of our wholly owned subsidiary, NMF. As a result of this payment, the effective cost of borrowings increased from 4.22% and 3.24%, to 11.83% and 10.68% for the three months ended March 31, 2018 and 2017, respectively.

Net Interest Income.     Net interest income increased $6.6 million, or 49%, to $20.1 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was due to a 23 basis point increase in our interest rate spread, to 2.06%, for the three months ended March 31, 2018 from 1.83% for the three months ended March 31, 2017, coupled with the overall growth in our interest-earning assets period to period. Our net interest margin increased to 2.52% for the three months ended March 31, 2018 from 2.17% for the three months ended March 31, 2017.

Merchants Bancorp

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

	Three Months Ended March 31,
	2018			2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest bearing deposits	$457,235	$1,895	1.68%	$436,223	$954	0.89%
Securities available for sale	416,266	1,542	1.50%	336,146	894	1.08%
Trading securities	121,029	989	3.31%	170,038	1,376	3.28%
Loans and loans held for sale	2,247,890	24,612	4.44%	1,589,938	15,783	4.03%
Total Interest Earning Assets	3,242,420	29,038	3.63%	2,532,345	19,007	3.04%
Allowance for loan losses	(9,071)			(6,400)
Noninterest-earning assets	130,816			104,163
Total assets	$3,364,165			$2,630,108

Liabilities/Equity:

Interest bearing checking	$645,339	2,425	1.52%	$507,588	1,158	0.93%
Savings deposits	381,749	215	0.23%	301,017	183	0.25%
Money market	816,707	2,887	1.43%	819,564	2,176	1.08%
Certificates of deposit	398,992	1,489	1.51%	146,809	254	0.70%
Total deposits	2,242,787	7,016	1.27%	1,774,978	3,771	0.86%
Borrowings	65,635	1,914	11.83%	64,754	1,705	10.68%
Total Interest Bearing Liabilities	2,308,422	8,930	1.57%	1,839,732	5,476	1.21%

Noninterest bearing deposits	656,284			550,770
Noninterest-bearing liabilities	23,772			27,191
Total liabilities	2,988,478			2,417,693
Equity	375,687			212,415
Total liabilities and equity	$3,364,165			$2,630,108
Net interest income		$20,108			$13,531
Interest rate spread			2.06%			1.83%
Net interest-earning assets	$933,998			$692,613
Net interest margin			2.52%			2.17%
Average interest-earning assets to average interest-bearing liabilities			140.46%			137.65%

Provision for Loan Losses.    We recorded a provision for loan losses of $1.4 million for the three months ended March 31, 2018, an increase of $1.2 million, over the three months ended March 31, 2017.  The allowance for loan losses was $9.7 million, or 0.62% of total loans, at March 31, 2018, compared to $8.3 million, or 0.60% of total loans, at December 31, 2017 and $6.6 million, or 0.72%, at March 31, 2017. Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $4.9 million at March 31, 2018, compared to $3.1 million at December 31, 2017 and $3.2 million at March 31, 2017. Classified (substandard, doubtful and loss) loans were $8.6 million at March 31, 2018, $7.3 million at December 31, 2017 and $5.5 million at March 31, 2017.  Total loans greater than 30 days past due were $5.9 million at March 31, 2018, $4.3 million at December 31, 2017 and  $3.6 million at March 31, 2017. We

Merchants Bancorp

had $17,000 net charge-offs or and $5,000 in recoveries during the three months ended March 31, 2018 and none for the three months ended March 31, 2017. As a percentage of nonperforming loans, the allowance for loan losses was 198.1% at March 31, 2018 compared to 264.7% at December 31, 2017 and 206.6% at March 31, 2017.

Noninterest Income.    Noninterest income increased $3.2 million, or 40%, to $11.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily due to an increase of $5.5 million in gain on sale of loans, partially offset by a decrease of $2.3 million in net loan servicing fees. The gain on sale of loans amounted to $10.9 million during the three months ended March 31, 2018, compared to $5.4 million in the year earlier period, an increase of 100%, due primarily to an increase in the volume of multi-family rental real estate loan sales in the secondary market. The decrease in loan servicing fees was due primarily to a $893,000 reduction in the fair value of mortgage servicing rights.

Noninterest Expense.    Noninterest expense increased $3.6 million, or 55%, to $10.3 million for the three months ended March 31, 2018 compared to $6.6 million for the three months ended March 31, 2017. The increase was due primarily to a $2.6 million, or 67% increase in salaries and employee benefits.  The increase in salaries and employee benefits was due primarily to an increase in the number of employees resulting from business growth, higher commissions related to higher multi-family volume, and additional hiring associated with becoming a publicly traded company.  Despite the increase in salaries and benefits, the efficiency ratio remained relatively stable at 32.7% in the first quarter of 2017, compared with 30.7% the first quarter of 2017.

Income Taxes.    Income tax expense decreased $927,000, or 17%, to $4.7 million for the three months ended March 31, 2018 from the three months ended March 31, 2017. The decrease was due primarily to the lower tax rates under the recent federal income tax reform legislation, partially offset by a 34% increase in pretax income period to period. The effective tax rate was 23.7% for the three months ended March 31, 2018 and 38.1% for the three months ended March 31, 2017.

Our Segments

We operate in three primary segments: Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. We believe that the Bank’s subsidiary, P/R Mortgage & Investments Corp. (“P/RMIC”), which operates in our Multi-Family Mortgage Banking segment, is one of the largest FHA lenders and GNMA servicers in the country based on aggregate loan principal value. P/RMIC has grown to over $1 billion in annual originations since the beginning of 2015 and services $8.0 billion as of March 31, 2018. The servicing portfolio is primarily GNMA and is a significant source of our noninterest income and deposits.

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

Merchants Bancorp

For the three months ended March 31, 2018 and 2017, we had total net income of $15.1 million and $9.1 million, respectively. Net income for our three segments for the respective periods was as follows:

	For the three months ended
	March 31,
	2018	2017
	(In thousands)
Multi-family Mortgage Banking	$5,484	$3,517
Mortgage Warehousing	4,630	3,795
Banking	5,980	2,413
Other	(1,033)	(595)

Total	$15,061	$9,130

Multi-family Mortgage Banking.    The Multi-family Mortgage Banking segment reported net income for the three months ended March 31, 2018, of $5.5 million, an increase of $2.0 million, or 56%, from the $3.5 million reported for the three months ended March 31, 2017. The increase was comprised primarily of a $3.3 million increase in noninterest income, including a $5.3 million increase in gain on sale of loans, partially offset by a $2.0 million decrease in loan servicing fees. The volume of loans originated for sale in the secondary market increased by $90.0 million, or 59%, to $242.4 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The volume increase was primarily from our direct originations, which have a higher gain on sale than non-affiliated originations. Loan servicing fees decreased primarily due to an $893,000 fair value reduction to the mortgage servicing rights asset.

Mortgage Warehousing.    The Mortgage Warehousing segment reported net income for the three months ended March 31, 2018, of $4.6 million, an increase of $835,000, or 22%, over the $3.8 million reported for the three months ended March 31, 2017. The increase was comprised primarily of a $524,000, or 7%, increase in net interest income, due primarily to an increase in the average loan yield, and an $826,000 decrease in income taxes due to tax reform. The volume of loans funded during the three months ended March 31, 2018 amounted to $5.1 billion, a decrease of $55 million, or 1%, compared to the same period in 2017. This compared favorably to the 4% industry decline in single-family residential loan volumes from the three months ended March 31, 2017 to the three months ended March 31, 2018, according to the Mortgage Bankers Association. The increase in net interest income and lower income taxes were partially offset by a $139,000 decrease in noninterest income.

Banking.    The Banking segment reported net income for the three months ended March 31, 2018, of $6.0 million, an increase of $3.6 million, or 148%, over the $2.4 million reported for the three months ended March 31, 2017. The increase was comprised primarily of a $5.3 million increase in net interest income, including an increase in both the average loan balance outstanding, particularly in multi-family loans, and the average yield on loans.  Also contributing to the increase was a $409,000 increase in noninterest income. The increase in net interest income and noninterest income was partially offset by a $956,000 increase in noninterest expense associated with higher salaries and employee benefits.  The results of Joy State Bank in the Banking segment during the three months ended March 31, 2018 did not make a material contribution to the increase in net income compared to the three months ended March 31, 2017.

Liquidity and Capital Resources

Our primary sources of funds are business and consumer deposits, escrow and custodial deposits, principal and interest payments on loans, and proceeds from sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash, short-term investments, including interest-bearing demand deposits and trading securities. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $(123.8) million and $(88.1) million for the three months ended March 31, 2018 and 2017,

Merchants Bancorp

respectively. Net cash provided by (used in) investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $(169.2)  million and $17.4 million for the three months ended March 31, 2018 and 2017, respectively. Net cash provided by financing activities, which is comprised primarily of net change in deposits and borrowings, was $221.2 million and $68.5 million for the three months ended March 31, 2018 and 2017, respectively.  That change was primarily due to additional advances from the FHLBI that we had on hand to fund mortgage warehouse lending at the end of the quarter ended March 31, 2018.

At March 31, 2018, we had outstanding commitments to originate loans of $347.1 million, unused lines of credit of $126.8 million and outstanding letters of credit of $53.9 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2018 totaled $593.8 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLBI advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. At March 31, 2018, based on available collateral and our ownership of FHLBI stock we had access to additional FHLBI advances of up to $283.1 million.

At March 31, 2018, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $412.7 million, or 12.5% of adjusted total assets, which is above the required level of $132.1 million, or 4.0%; total risk-based capital of $422.4 million, or 14.7% of risk-weighted assets, which is above the required level of $229.2 million, or 8.0%; and common equity Tier 1 capital of $412.7 million, or 14.4% of risk-weighted assets, which is above the required level of $128.9 million, or 4.5% of risk-weighted assets. Accordingly, the Bank was categorized as well capitalized at March 31, 2018. Management is not aware of any conditions or events since the most recent notification that would change our category.

At March 31, 2018, Joy State Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $4.4 million, or 9.6% of adjusted total assets, which is above the required level of $1.8 million, or 4.0%; total risk-based capital of $4.4 million, or 11.0% of risk-weighted assets, which is above the required level of $3.2 million, or 8.0%; and common equity Tier 1 capital of $4.4 million, or 10.9% of risk-weighted assets, which is above the required level of $1.8 million, or 4.5% of risk-weighted assets. Accordingly, Joy State Bank was categorized as well capitalized at March 31, 2018. Management is not aware of any conditions or events since the most recent notification that would change our category.

At March 31, 2018, the Company exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $359.9 million, or 10.8% of adjusted total assets, which is above the required level of $133.7 million, or 4.0%; total risk-based capital of $369.6 million, or 12.7% of risk-weighted assets, which is above the required level of $232.4 million, or 8.0%; and common equity Tier 1 capital of $318.3 million, or 11.0% of risk-weighted assets, which is above the required level of $130.7 million, or 4.5% of risk-weighted assets. Management is not aware of any conditions or events since the most recent notification that would change our category.

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

If the Transitions Rule had not been enacted, beginning January 1, 2018, the Company would have been required to make certain additional deductions and increases to its risk-weighting for the purposes of the Company’s capital calculations, which would have resulted in the Company reporting a lower amount of capital. As a result of the Transitions Rule, there were no and will not be any such adjustments to our capital.

Merchants Bancorp

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

We report NII at Risk to isolate the change in income related solely to interest earning assets and interest-bearing liabilities. The NII at Risk results reflect the analysis used quarterly by management. It models gradual -100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period. The following table presents NII at Risk as of March 31, 2018 and December 31, 2017.

	Net Interest Income Sensitivity
	Twelve Months Forward
	-100	+100	+200
	(Dollars in thousands)
March 30, 2018
Dollar change	$(12,934)	$11,598	$23,103
Percent change	(12.6)%	11.3%	22.5%

December 31, 2017
Dollar change	$(14,336)	$11,578	$23,134
Percent change	(14.6)%	11.8%	23.6%

Our interest rate risk management policy limits the change in our net interest income to +/-15% for a 100 basis point move in interest rates, and +/-20% for a 200 basis point move in rates. At March 31, 2018 we estimated that a -100 basis point change in rates would not have caused a greater than 15% decline in net interest income over the forward 12 month period.  The results reported as of March 31, 2018 show an asset sensitive position.

These estimates were based on a constant-sized balance sheet. Mortgage volumes typically would increase in a -100 basis point scenario which would increase net interest and noninterest income. Management determined these dynamics

Merchants Bancorp

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

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	-100	+100	+200
	(Dollars in thousands)
March 31, 2018
Dollar change	$5,420	$(8,777)	$(17,694)
Percent change	1.3%	(2.0)%	(4.1)%

December 31, 2017
Dollar change	$3,524	$(6,718)	$(14,803)
Percent change	0.9%	(1.6)%	(3.6)%

Our interest rate risk management policy limits the change in our EVE to +/-15% for a 100 basis point move in interest rates, and +/-20% for a 200 basis point move in rates. We are within policy limits set by our board of directors for the -100, +100 and +200 basis point scenarios. The EVE reported at March 31, 2018 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

ITEM 3        Quantitative and Qualitative Disclosures About Market Risk

The information required under this item is included as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q under the headings “Liquidity and Capital Resources” and “Interest Rate Risk.”

ITEM 4        Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective.

(b)        Changes in internal control.

There has been no change made in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Merchants Bancorp

Part II

Other Information

ITEM 1.       Legal Proceedings

None.

ITEM 1A.    Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.       Defaults Upon Senior Securities

None.

ITEM 4.       Mine Safety Disclosures

Not applicable.

ITEM 5.       Other Information

None.

ITEM 6.       Exhibits

Exhibit
Number	Description

3.1

First Amended and Restated Articles of Incorporation of Merchants Bancorp (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333- 220623) filed on September 25, 2017)

3.2	Second Amended and Restated By-Laws of Merchants Bancorp (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 20, 2017)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Merchants Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Merchants Bancorp

Date:	May 15, 2018	By:	/s/ Michael F. Petrie
Michael F. Petrie
Chief Executive Officer

Date:	May 15, 2018	By:	/s/ John F. Macke
John F. Macke
Principal Financial Officer