Form 10-Q
period 2018-06-30
Merchants Bancorp
filed 2018-08-14
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐    No ☒

As of August 9, 2018, the latest practicable date, 28,694,036 shares of the registrant’s common stock, without par value, were issued and outstanding.

Merchants Bancorp

Part I – Financial Information

Item 1. Financial Statements

Merchants Bancorp

Condensed Consolidated Balance Sheets

June 30, 2018 (Unaudited) and December 31, 2017

(In thousands, except share data)

	June 30,	December 31,
	2018	2017
Assets
Cash and due from banks	$18,347	$18,905
Interest-earning demand accounts	334,056	340,614
Cash and cash equivalents	352,403	359,519
Securities purchased under agreements to resell	6,954	7,043
Trading securities	135,075	140,837
Available for sale securities	385,925	408,371
Federal Home Loan Bank (FHLB) stock	7,723	7,539
Loans held for sale (includes $51,768 at fair value for 2018)	953,150	995,319
Loans receivable, net of allowance for loan losses of $10,588 and $8,311, respectively	1,823,691	1,366,349
Premises and equipment, net	8,584	5,354
Mortgage servicing rights	70,085	66,079
Interest receivable	10,306	8,326
Goodwill	5,369	3,902
Intangible assets, net	1,839	1,512
Other assets and receivables	25,578	22,983
Total assets	$3,786,682	$3,393,133
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$585,464	$620,700
Interest bearing	2,590,886	2,322,861
Total deposits	3,176,350	2,943,561
Borrowings	189,515	56,612
Deferred and current tax liabilities, net	12,563	12,422
Other liabilities	15,335	13,064
Total liabilities	3,393,763	3,025,659
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 50,000,000 shares
Issued and outstanding - 28,694,036 shares at June 30, 2018 and 28,685,167 shares at December 31, 2017	134,952	134,891
Preferred stock - $1,000 per share, without par value
Authorized - 5,000,000 shares
Issued and outstanding - 41,625 shares	41,581	41,581
Retained earnings	217,856	192,008
Accumulated other comprehensive loss	(1,470)	(1,006)
Total shareholders' equity	392,919	367,474
Total liabilities and shareholders' equity	$3,786,682	$3,393,133

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Income (Unaudited)

For the Three and Six Months Ended June 30, 2018 and 2017

(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest Income
Loans	$28,790	$19,022	$53,402	$34,805
Investment securities:
Trading	1,489	1,448	2,478	2,824
Available for sale	1,625	1,022	3,167	1,916
Federal Home Loan Bank stock	81	79	210	160
Other	2,138	893	3,904	1,766
Total interest income	34,123	22,464	63,161	41,471
Interest Expense
Deposits	9,741	4,740	16,757	8,511
Borrowed funds	2,176	2,000	4,090	3,705
Total interest expense	11,917	6,740	20,847	12,216
Net interest income	22,206	15,724	42,314	29,255
Provision for loan losses	998	240	2,404	480
Net Interest Income After Provision for Loan Losses	21,208	15,484	39,910	28,775
Noninterest Income
Gain on sale of loans	7,831	15,167	18,723	20,609
Loan servicing fees, net	2,555	395	2,233	2,384
Mortgage warehouse fees	684	662	1,170	1,258
Other income	560	402	817	466
Total noninterest income	11,630	16,626	22,943	24,717
Noninterest Expense
Salaries and employee benefits	7,268	5,175	13,755	9,067
Loan expenses	1,302	1,069	2,258	1,953
Occupancy and equipment	761	398	1,326	754
Professional fees	677	315	1,165	530
Deposit insurance expense	236	210	482	474
Technology expense	293	261	584	506
Other expense	1,463	833	2,700	1,618
Total noninterest expense	12,000	8,261	22,270	14,902
Income Before Income Taxes	20,838	23,849	40,583	38,590
Provision for Income Taxes	5,186	9,091	9,870	14,702
Net Income	$15,652	$14,758	$30,713	$23,888
Dividends on Preferred Stock	(832)	(832)	(1,665)	(1,664)
Net Income allocated to Common Shareholders	14,820	13,926	29,048	22,224
Basic earnings per share	$0.52	$0.66	$1.01	$1.05
Diluted earnings per share	$0.52	$0.66	$1.01	$1.05
Weighted-average shares outstanding
Basic	28,692,749	21,114,400	28,691,857	21,114,400
Diluted	28,720,805	21,127,923	28,715,687	21,125,590
Dividends per share	$0.06	$0.05	$0.12	$0.10

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three and Six Months Ended June 30, 2018 and 2017

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Income	$15,652	$14,758	$30,713	$23,888
Other Comprehensive Income (Loss):
Net change in unrealized losses on investment securities available for sale, net of (taxes) benefits of $(54), $46, $43, and $(50) respectively	97	(67)	(221)	71
Comprehensive Income	$15,749	$14,691	$30,492	$23,959

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2018

(In thousands, except share data)

						Accumulated
						Other
	Common Stock		Preferred Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance, January 1, 2018	28,685,167	$134,891	41,625	$41,581	$192,008	$(1,006)	$367,474
Net income	—	—	—	—	30,713	—	30,713
Shares issued for stock compensation plans	8,869	61	—	—	—	—	61
Dividends on preferred stock	—	—	—	—	(1,665)	—	(1,665)
Dividends on common stock, $0.12 per share	—	—	—	—	(3,443)	—	(3,443)
Reclassification of deferred tax asset due to tax reform	—	—	—	—	243	(243)	—
Other comprehensive loss	—	—	—	—	—	(221)	(221)
Balance, June 30, 2018	28,694,036	$134,952	41,625	$41,581	$217,856	$(1,470)	$392,919

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2018 and 2017

(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Operating activities:
Net income	$30,713	$23,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	213	131
Provision for loan losses	2,404	480
Gain on sale of loans	(18,723)	(20,609)
Proceeds from sales of loans	11,497,484	9,343,295
Loans and participations originated and purchased for sale	(11,440,254)	(9,546,607)
Change in mortgage servicing rights for paydowns and fair value adjustments	1,696	2,082
Net change in:
Trading securities	5,762	(7,381)
Other assets and receivables	(4,272)	10,890
Other liabilities	1,860	10,208
Other	680	50
Net cash provided by (used in) operating activities	77,563	(183,573)
Investing activities:
Net change in securities purchased under agreements to resell	89	57
Purchases of available-for-sale securities	(36,049)	(94,988)
Proceeds from calls, maturities and paydowns of available-for-sale securities	60,963	42,679
Purchases of loans	(77,884)	(69,970)
Net change in loans receivable	(355,094)	(58,965)
Purchase of Federal Home Loan Bank stock	(130)	—
Purchases of premises and equipment	(3,045)	(218)
Purchases of mortgage servicing rights	(790)	(1,134)
Purchase of limited partnership interests	(1,706)	(1,829)
Cash received in acquisition of subsidiary	6,505	—
Other investing activities	(72)	63
Net cash used in investing activities	(407,213)	(184,305)
Financing activities:
Net change in deposits	195,884	342,880
Proceeds from Federal Home Loan Bank advances	411,317	239,250
Repayment of Federal Home Loan Bank advances	(283,759)	(239,623)
Proceeds from notes payable	4,200	—
Dividends	(5,108)	(3,776)
Net cash provided by financing activities	322,534	338,731
Net Change in Cash and Cash Equivalents	(7,116)	(29,147)
Cash and Cash Equivalents, Beginning of Period	359,519	445,701
Cash and Cash Equivalents, End of Period	$352,403	$416,554
Additional Cash Flows Information:
Interest paid	$18,097	$11,910
Income taxes paid	6,075	13,499
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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:   Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Merchants Bancorp, a registered bank holding company (the “Company”) and its wholly owned subsidiaries,  Joy State Bank, Merchants Bank of Indiana (the “Bank”), and the Bank’s subsidiaries, P/R Mortgage and Investment Corp. (“P/RMIC”), Ash Realty Holdings, LLC (“Ash Realty”), Natty Mac Funding, Inc. (“NMF”), MBI Midtown West, LLC (“MMW”), and P/RMIC’s subsidiary RICHMAC Funding LLC (“RICHMAC”), (collectively referred to as the “Company”).

The accompanying unaudited condensed consolidated balance sheet of the Company as of December 31, 2017, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017, were prepared in accordance with the instructions for Form 10‑Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2017 in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of June 30, 2018 and the results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. All interim amounts have not been audited and the results of operations for the three and six months ended June 30, 2018, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The consolidated financial statements as of and for the period ended June 30, 2017, include the Company and its wholly owned subsidiary, the Bank, and its wholly owned subsidiaries, P/RMIC, Ash Realty, NMF, and MMW.  The consolidated financial statements as of and for the period ended June 30, 2018 also include the Company’s wholly owned subsidiaries Joy State Bank, and P/RMIC’s wholly owned subsidiary, RICHMAC.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

On May 8, 2017, the Company entered into a Stock Purchase Agreement to acquire Joy State Bank.  The acquisition closed on January 2, 2018 at a total cost of approximately $5.5 million.  At December 31, 2017 Joy State Bank had $43 million in assets.  The Company recorded goodwill and intangible assets totaling  $967,000 and $478,000, respectively, in connection with the acquisition.  The intangibles consisted of core deposit intangibles that are being amortized over 10 years on an accelerated basis.    The acquired time deposits of $16.7 million were recorded at a fair value of $16.9 million.  The fair value premium of $185,000 is being accreted against interest expense over 20 months. The acquired loan portfolio of $27.9 million was recorded at a fair value of $27.5 million.  The fair value discount of $458,000 is being accreted to interest income on a straight-line basis over an average of 39 months in accordance with ASC 310-20.  While there were some loans identified for potential classification under ASC 310-30, they were not material to the transaction.  Certain fair value measurements and the purchase price allocation are still being evaluated by management and are subject to change during the measurement period.  The acquisition did not materially impact the Company’s financial position, results of operations or cash flows.

On June 13, 2018, the Company entered into an agreement and plan of merger whereby FM Bancorp and its subsidiary, Farmers-Merchants National Bank of Paxton (“Farmers-Merchants”), will merge with and into the Company and Joy State Bank, respectively. The transaction is expected to close in the fourth quarter of 2018 and is subject to customary closing conditions, including regulatory approvals and the approval of FM Bancorp’s shareholders.  As of March 31, 2018, FM Bancorp had total assets of $114.6 million, which included gross loans of $33.6 million and deposits of $99.3 million.

Reclassifications

Certain reclassifications have been made to the 2017 financial statements to conform to the financial statement presentation as of and for the three and six months ended June 30, 2018.  These reclassifications had no effect on net income.

Note 2:   Securities

Trading Securities

Securities that are held principally for resale in the near term are recorded as trading securities at fair value with changes in fair value recorded in earnings.  Trading securities include FHA and conventional participation certificates.  The unrealized gains included in trading securities totaled $493,000 and $1.9 million at June 30, 2018 and 2017, respectively.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Securities Available-For-Sale

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	June 30, 2018
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale securities:
Treasury notes	$3,495	$—	$20	$3,475
Federal agencies	352,145	—	1,955	350,190
Equities	69	20	—	89
Municipals	6,431	—	—	6,431
Mortgage-backed - Government-sponsored entity (GSE) - residential	25,740	—	—	25,740
Total available-for-sale securities	$387,880	$20	$1,975	$385,925

	December 31, 2017
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale securities:
Treasury notes	$1,000	$—	$8	$992
Federal agencies	376,414	—	1,683	374,731
Municipals	6,688	—	—	6,688
Mortgage-backed - Government-sponsored entity (GSE) - residential	25,960	—	—	25,960
Total available-for-sale securities	$410,062	$—	$1,691	$408,371

The amortized cost and fair value of available-for-sale securities at June 30, 2018 and December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Contractual Maturity	(In thousands)
Within one year	$206,397	$205,538	$164,997	$164,321
After one through five years	149,474	148,358	212,905	211,890
After five through ten years	—	—	—	—
After ten years	6,200	6,200	6,200	6,200
	362,071	360,096	384,102	382,411
Mortgage-backed - Government-sponsored entity (GSE) - residential	25,740	25,740	25,960	25,960
Equities	69	89	—	—
	$387,880	$385,925	$410,062	$408,371

No securities available-for-sale were sold during the six months ended June 30, 2018.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017:

	June 30, 2018
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Available-for-sale securities:
Treasury notes	$3,475	$20	$—	$—	$3,475	$20
Federal agencies	171,379	1,317	178,811	638	350,190	1,955
	$174,854	$1,337	$178,811	$638	$353,665	$1,975

	December 31, 2017
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Available-for-sale securities:
Treasury notes	$992	$8	$—	$—	$992	$8
Federal agencies	191,064	903	183,667	780	374,731	1,683
	$192,056	$911	$183,667	$780	$375,723	$1,691

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Loans receivable at June 30, 2018 and December 31, 2017 include:

	June 30,	December 31,
	2018	2017
	(In thousands)

Mortgage warehouse lines of credit	$397,852	$224,937
Residential real estate	380,228	330,410
Multi-family and healthcare financing	703,305	529,259
Commercial and commercial real estate	271,661	228,668
Agricultural production and real estate	69,204	51,966
Consumer and margin loans	12,029	9,420
	1,834,279	1,374,660
Less
Allowance for loan losses	10,588	8,311

Loans Receivable	$1,823,691	$1,366,349

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Residential Real Estate Loans (RES RE):  The real estate loans are secured by owner-occupied 1‑4 family residences. Repayment of residential real estate loans is primarily dependent on the personal income and credit rating of the borrowers.

Multi-Family and Healthcare Financing (MF RE):  The Company engages in multi-family and healthcare financing, including construction loans, specializing in originating and servicing loans for multi-family rental and senior living properties. In addition, the Company originates loans secured by an assignment of federal income tax credits by partnerships invested in multi-family real estate projects. Construction and land loans are generally based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Bank until permanent agency-eligible financing is obtained. These loans are considered to be higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economy in the Company’s market area. Repayment of these loans depends on the successful operation of a business or property and the borrower’s cash flows.

Commercial Lending and Commercial Real Estate Loans (CML & CRE):  The commercial lending and commercial real estate portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions, as well as loans to commercial customers to finance land and improvements. It also includes loans collateralized by mortgage servicing rights of mortgage warehouse customers.  The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations.

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

Consumer and Margin Loans (CON & MAR):  Consumer loans are those loans secured by household assets. Margin loans are those loans secured by marketable securities. The term and maximum amount for these loans are determined by considering the purpose of the loan, the margin (advance percentage against value) in all collateral, the primary source of repayment, and the borrower’s other related cash flow.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended June 30, 2018 and 2017 and the recorded investment in loans and impairment method as of June 30, 2018:

	At or For the Three Months Ended June 30, 2018
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$506	$1,664	4,250	$2,685	$333	$267	$9,705
Provision for loan losses	140	133	412	252	59	2	998
Loans charged to the allowance	—	—	—	(135)	—	(11)	(146)
Recoveries of loans previously charged off	—	15	—	1	—	15	31
Balance, end of period	$646	$1,812	$4,662	$2,803	$392	$273	$10,588
Ending balance: individually evaluated for impairment	$175	$—	$—	$200	$20	$146	$541
Ending balance: collectively evaluated for impairment	$471	$1,812	$4,662	$2,603	$372	$127	$10,047

Loans
Ending balance	$397,852	$380,228	703,305	$271,661	$69,204	$12,029	$1,834,279
Ending balance individually evaluated for impairment	$804	$1,066	$110	$6,539	$636	$196	$9,351
Ending balance collectively evaluated for impairment	$397,048	$379,162	$703,195	$265,122	$68,568	$11,833	$1,824,928

	For the Three Months Ended June 30, 2017
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$181	$1,928	2,097	$1,918	$306	$120	$6,550
Provision for loan losses	100	10	329	(148)	(35)	(16)	240
Loans charged to the allowance	—	—	—	—	—	—	—
Recoveries of loans previously charged off	—	—	—	75	—	—	75
Balance, end of period	$281	$1,938	$2,426	$1,845	$271	$104	$6,865

	For the Six Months Ended June 30, 2018
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$283	$1,587	3,502	$2,362	$320	$257	$8,311
Provision for loan losses	363	209	1,160	575	72	25	2,404
Loans charged to the allowance	—	—	—	(135)	—	(28)	(163)
Recoveries of loans previously charged off	—	16	—	1	—	19	36
Balance, end of period	$646	$1,812	$4,662	$2,803	$392	$273	$10,588

	For the Six Months Ended June 30, 2017
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$373	$2,170	1,962	$1,374	$269	$102	$6,250
Provision for loan losses	(92)	(232)	464	370	2	(32)	480
Loans charged to the allowance	—	—	—	—	—	—	—
Recoveries of loans previously charged off	—	—	—	101	—	34	135
Balance, end of period	$281	$1,938	$2,426	$1,845	$271	$104	$6,865

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the credit risk profile of the Bank’s loan portfolio based on internal rating category and payment activity as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)

Special Mention (Watch)	$—	$306	$34,637	$13,208	$2,659	$1,589	$52,399
Substandard	804	1,066	110	6,539	636	196	9,351
Doubtful	—	—	—	—	—	—	—
Acceptable and Above	397,048	378,856	668,558	251,914	65,909	10,244	1,772,529
Total	$397,852	$380,228	$703,305	$271,661	$69,204	$12,029	$1,834,279

	December 31, 2017
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)

Special Mention (Watch)	$—	$—	$1,800	$12,608	$323	$1,563	$16,294
Substandard	—	729	—	6,179	282	146	7,336
Doubtful	—	—	—	—	—	—	—
Acceptable and Above	224,937	329,681	527,459	209,881	51,361	7,711	1,351,030
Total	$224,937	$330,410	$529,259	$228,668	$51,966	$9,420	$1,374,660

The Bank evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year.

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans
	(In thousands)
MTG WHLOC	$—	$—	$546	$546	$397,306	$397,852
RES RE	218	115	686	1,019	379,209	380,228
MF RE	3,176	—	—	3,176	700,129	703,305
CML & CRE	148	140	2,188	2,476	269,185	271,661
AG & AGRE	389	—	407	796	68,408	69,204
CON & MAR	10	31	161	202	11,827	12,029
	$3,941	$286	$3,988	$8,215	$1,826,064	$1,834,279

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

The following tables present impaired loans and specific valuation allowance information based on class level as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Impaired loans without a specific allowance:
Recorded investment	$258	$1,066	$110	$4,456	$354	$50	$6,294
Unpaid principal balance	258	1,066	110	4,456	354	50	6,294
Impaired loans with a specific allowance:
Recorded investment	546	—	—	2,083	282	146	3,057
Unpaid principal balance	546	—	—	2,083	282	146	3,057
Specific allowance	175	—	—	200	20	146	541
Total impaired loans:
Recorded investment	804	1,066	110	6,539	636	196	9,351
Unpaid principal balance	804	1,066	110	6,539	636	196	9,351
Specific allowance	175	—	—	200	20	146	541

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

The following tables present by portfolio class, information related to the average recorded investment and interest income recognized on impaired loans for the three month periods ended June 30, 2018 and 2017:

	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Three months ended June 30, 2018:
Average recorded investment in impaired loans	$774	$1,095	$112	$6,674	$634	$196	$9,485
Interest income recognized	40	30	2	79	39	1	191

Three months ended June 30, 2017:
Average recorded investment in impaired loans	$—	$326	$—	$4,271	$243	$—	$4,840
Interest income recognized	—	(1)	—	(20)	—	—	(21)

	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Six months ended June 30, 2018:
Average recorded investment in impaired loans	$1,137	$1,051	$114	$6,657	$634	$189	$9,782
Interest income recognized	59	33	5	125	39	1	262

Six months ended June 30, 2017:
Average recorded investment in impaired loans	$—	$308	$—	$3,567	$282	$—	$4,157
Interest income recognized	—	—	—	10	—	—	10

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at June 30, 2018 and December 31, 2017.

	June 30,		December 31,
	2018		2017
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing
	(In thousands)
MTG WHLOC	$804	$—	$—	$—
RES RE	275	484	60	475
MF RE	—	—	—	—
CML & CRE	2,146	43	2,060	—
AG & AGRE	282	126	282	117
CON & MAR	162	—	146	—

	$3,669	$653	$2,548	$592

There were no new troubled debt restructurings at or during the three month periods ended June 30, 2018 and 2017.   No loans restructured during the last twelve months defaulted during the three months ended June 30, 2018 or 2017. There were no residential loans in process of foreclosure at June 30, 2018 or December 31, 2017.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company, the Bank, and Joy State Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of June 30, 2018 and December 31, 2017, that the Company, the Bank, and Joy State Bank met all capital adequacy requirements to which they were subject.

As of June 30, 2018 and December 31, 2017, the most recent notifications from the Federal Reserve Board and the Federal Deposit Insurance Corporation categorized the Company as well capitalized and Bank as well capitalized under the regulatory framework for prompt corrective action, respectively. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s, the Bank, and Joy State Bank’s category.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Bancorp and Bank’s actual capital amounts and ratios are also presented in the following tables.

			Minimum Amount
			Required for		Minimum Amount
			Adequately		To Be Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2018
Total capital(1) (to risk-weighted assets)
Company	$381,479	12.6%	$242,346	8.0%	$—	N/A
Bank	439,730	14.7%	238,972	8.0%	298,716	10.0%
Joy State Bank	4,341	10.5%	3,308	8.0%	4,135	10.0%
Tier 1 capital(1) (to risk-weighted assets)
Company	370,882	12.2%	181,760	6.0%	—	N/A
Bank	429,177	14.4%	179,229	6.0%	238,972	8.0%
Joy State Bank	4,297	10.4%	2,481	6.0%	3,308	8.0%
Common Equity Tier 1 capital(1) (to risk-weighted assets)
Company	329,301	10.9%	136,320	4.5%	—	N/A
Bank	429,177	14.4%	134,422	4.5%	194,165	6.5%
Joy State Bank	4,297	10.4%	1,861	4.5%	2,687	6.5%
Tier 1 capital(1) (to average assets)
Company	370,882	10.1%	146,384	4.0%	—	N/A
Bank	429,177	11.9%	144,708	4.0%	180,885	5.0%
Joy State Bank	4,297	8.9%	1,924	4.0%	2,405	5.0%

			Minimum		Minimum
			Amount Required		Amount To Be
			for Adequately		Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2017
Total capital(1) (to risk-weighted assets)
Company	$355,722	13.7%	$207,657	8.0%	$—	N/A
Bank	406,638	15.7%	207,567	8.0%	259,459	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	347,411	13.4%	155,743	6.0%	—	N/A
Bank	398,327	15.4%	155,675	6.0%	207,567	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	305,830	11.8%	116,807	4.5%	—	N/A
Bank	398,327	15.4%	116,756	4.5%	168,648	6.5%
Tier I capital(1) (to average assets)
Company	347,411	10.9%	127,318	4.0%	—	N/A
Bank	398,327	12.5%	127,593	4.0%	159,491	5.0%

1	As defined by regulatory agencies.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the notional amount and fair value of interest rate locks and forward contracts utilized by the Company at June 30, 2018.  There were no material derivatives recorded at December 31, 2017.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	(Liability)
June 30, 2018	(In thousands)		(In thousands)
Interest rate lock commitments	$30,969	Derivative assets/liabilities	$170	$7
Forward contracts	83,627	Derivative assets/liabilities	—	70
Total derivative financial instruments	$114,596		$170	$77

Fair values of derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the interest rate lock commitment and the balance sheet date.  The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Interest rate lock commitments	$49	$—	$163	$—
Forward contracts (1)	(197)	—	(92)	—
Net derivative gains (losses)	$(148)	$—	71	$—

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2018 and December 31, 2017:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2018
Trading securities	$135,075	$—	$135,075	$—
Available-for-sale securities:
Treasury notes	3,475	3,475	—	—
Federal agencies	350,190	—	350,190	—
Equities	89	89	—	—
Municipals	6,431		—	6,431
Mortgage-backed - Government-sponsored entity (GSE) - residential	25,740	—	25,740	—
Loans held for sale	51,768	—	51,768	—
Mortgage servicing rights	70,085	—	—	70,085
Derivative assets - interest rate lock commitments	170	—	—	170
Derivative assets - forward contracts	—	—	—	—
Derivative liabilities - interest rate lock commitments	7	—	—	7
Derivative liabilities - forward contracts	70	—	70	—

December 31, 2017
Trading securities	$140,837	$—	$140,837	$—
Available-for-sale securities:
Treasury notes	992	992	—	—
Federal agencies	374,731	—	374,731	—
Municipals	6,688	—	—	6,688
Mortgage-backed - Government-sponsored entity (GSE) - residential	25,960	—	25,960	—
Mortgage servicing rights	66,079	—	—	66,079

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended June 30, 2018 and the year ended December 31, 2017. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Loans Held for Sale

Certain loans held for sale at fair value are saleable into the secondary mortgage markets and their fair values are estimated using observable quoted market or contracted prices, or market price equivalents, which would be used by other market participants. These saleable loans are considered Level 2.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Mortgage servicing rights
Balance, beginning of period	$67,268	$54,788	$66,079	$53,670
Additions
Purchased servicing	463	653	790	1,133
Originated servicing	1,787	3,999	4,912	4,836
Subtractions
Paydowns	(1,239)	(2,444)	(2,609)	(2,730)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	1,806	561	913	648
Balance, end of period	$70,085	$57,557	$70,085	$57,557

Available-for-sale securities - Municipals
Balance, beginning of period	$6,431	$—	$6,688	$—
Additions
Purchased securities	—	—	—	—
Subtractions
Paydowns	—	—	(257)
Unrealized gains (losses) included in other comprehensive income	—	—	—	—
Balance, end of period	$6,431	$—	$6,431	$—

Derivative Assets - interest rate lock commitments
Balance, beginning of period	$116	$—	$—	$—
Purchases	—	—	—	—
Changes in fair value	54	—	170	—
Balance, end of period	$170	$—	$170	$—

Derivative Liabilities - interest rate lock commitments
Balance, beginning of period	$2	$—	$—	$—
Purchases	—	—	—	—
Changes in fair value	5	—	7	—
Balance, end of period	$7	$—	$7	$—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2018 and December 31, 2017.

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
June 30, 2018
Impaired loans (collateral-dependent)	$371	$—	$—	$371
December 31, 2017
Impaired loans (collateral-dependent)	$2,126	$—	$—	$2,126

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

		Valuation
	Fair Value	Technique	Unobservable Inputs	Range
	(In thousands)
At June 30, 2018:
Collateral-dependent impaired loans	$371	Market comparable properties	Marketability discount	25%
Mortgage servicing rights	$70,085	Discounted cash flow	Discount rate	8% - 13%
			Constant prepayment rate	1% - 29%
Municipals	$6,431	Discounted cash flow	Discount rate	5%
Derivative assets - interest rate lock commitments	$170	Discounted cash flow	loan closing rates	86-100%
Derivative liabilities - interest rate lock commitments	$7	Discounted cash flow	loan closing rates	86-100%

At December 31, 2017:
Collateral-dependent impaired loans	$2,126	Market comparable properties	Marketability discount	5% - 47%
Mortgage servicing rights	$66,079	Discounted cash flow	Discount rate	8% - 13%
			Constant prepayment rate	1% - 36%

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2018 and December 31, 2017.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Assets	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2018
Financial assets:
Cash and cash equivalents	$352,403	$352,403	$352,403	$—	$—
Securities purchased under agreements to resell	6,954	6,954	—	6,954	—
FHLB stock	7,723	7,723	—	7,723	—
Loans held for sale	901,382	901,382	—	901,382	—
Loans, net	1,823,691	1,832,042	—	—	1,832,042
Interest receivable	10,306	10,306	—	10,306	—
Financial liabilities:
Deposits	3,176,350	3,175,515	2,480,101	695,414	—
Line of credit	25,000	25,000	—	25,000	—
Short-term subordinated debt	34,200	34,200	—	34,200	—
FHLB advances	130,315	130,319	—	130,319	—
Interest payable	4,655	4,655	—	4,655	—

December 31, 2017
Financial assets:
Cash and cash equivalents	$359,519	$359,519	$359,519	$—	$—
Securities purchased under agreements to resell	7,043	7,043	—	7,043	—
FHLB stock	7,539	7,539	—	7,539	—
Loans held for sale	995,319	995,319	—	995,319	—
Loans, net	1,366,349	1,364,568	—	—	1,364,568
Interest receivable	8,326	8,326	—	8,326	—
Financial liabilities:
Deposits	2,943,561	2,943,173	2,534,605	408,568	—
Line of credit	25,000	25,000	—	25,000	—
Short-term subordinated debt	30,000	30,000	—	30,000	—
FHLB advances	1,612	1,620	—	1,620	—
Interest payable	2,817	2,817	—	2,817	—

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7:   Earnings Per Share

Earnings per share were computed as follows:

	Three Month Periods Ended June 30,
	2018			2017
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$15,652			$14,758
Dividends on preferred stock	(832)			(832)
Net income allocated to common shareholders	$14,820			$13,926
Basic earnings per share		28,692,749	$0.52		21,114,400	$0.66
Effect of dilutive securities-restricted stock awards		28,056			13,523
Diluted earnings per share		28,720,805	$0.52		21,127,923	$0.66

	Six Month Periods Ended June 30,
	2018			2017
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$30,713			$23,888
Dividends on preferred stock	(1,665)			(1,664)
Net income allocated to common shareholders	$29,048			$22,224
Basic earnings per share		28,691,857	$1.01		21,114,400	$1.05
Effect of dilutive securities-restricted stock awards		23,830			11,190
Diluted earnings per share		28,715,687	$1.01		21,125,590	$1.05

Note 8:   Share-Based Payment Plans

During 2016, the Board of Directors adopted an incentive restricted stock plan for certain executive officers of the Company (the “2016 Plan”).  Annual awards under the 2016 Plan could be earned subject to certain performance metrics and the participating executive officer could elect annually to receive the plan benefit in the form of Company common shares or a combination of 50% each of common shares and cash.  During the three months ended June 30, 2018 and June 30, 2017, the Company did not issue any shares pursuant to the plan.   During the six months ended June 30, 2018 and June 30, 2017, the Company issued 7,039 and 3,200 shares, respectively. No additional awards will be made under the 2016 Plan.  On July 5, 2017, the Company’s shareholders approved, and the Company adopted the Merchants Bancorp 2017 Equity Incentive Plan (the “2017 Plan”).  The Company began granting awards under the 2017 plan in early 2018.

During 2018, the Compensation Committee of the Board of Directors approved a plan for non-executive directors to receive a portion of their annual fees in the form of restricted stock equal to $10,000, rounded up to the nearest whole share.  Accordingly, there were 1,830 total shares issued during the three months ended June 30, 2018, reflecting $50,000 in expenses.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The tables below present selected business segment financial information for the three and six months ended June 30, 2018 and 2017.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Three Months Ended June 30, 2018
Total interest income	$108	$14,658	$19,028	$329	$34,123
Total interest expense	—	5,413	7,320	(816)	11,917
Net interest income	108	9,245	11,708	1,145	22,206
Provision for loan losses	—	284	714	—	998
Net interest income after provision for loan losses	108	8,961	10,994	1,145	21,208
Total noninterest income	10,615	684	863	(532)	11,630
Noninterest expense	4,218	2,185	3,464	2,133	12,000
Income before income taxes	6,505	7,460	8,393	(1,520)	20,838
Income taxes	1,740	1,686	1,908	(148)	5,186
Net income	$4,765	$5,774	$6,485	$(1,372)	$15,652
Total assets	$146,262	$1,550,255	$2,071,022	$19,143	$3,786,682

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Three Months Ended June 30, 2017
Total interest income	$128	$12,363	$9,973	$—	$22,464
Total interest expense	—	3,468	3,393	(121)	6,740
Net interest income	128	8,895	6,580	121	15,724
Provision for loan losses	—	158	82	—	240
Net interest income after provision for loan losses	128	8,737	6,498	121	15,484
Total noninterest income	15,225	678	723	—	16,626
Noninterest expense	2,777	1,943	2,306	1,235	8,261
Income before income taxes	12,576	7,472	4,915	(1,114)	23,849
Income taxes	4,793	2,849	1,874	(425)	9,091
Net income	$7,783	$4,623	$3,041	$(689)	$14,758
Total assets	$117,862	$1,288,717	$1,671,054	$13,867	$3,091,500

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Six Months Ended June 30, 2018
Total interest income	$271	$26,515	$35,781	$594	$63,161
Total interest expense	—	9,210	12,913	(1,276)	20,847
Net interest income	271	17,305	22,868	1,870	42,314
Provision for loan losses	—	958	1,446	—	2,404
Net interest income after provision for loan losses	271	16,347	21,422	1,870	39,910
Total noninterest income	21,126	1,170	1,515	(868)	22,943
Noninterest expense	7,600	3,921	6,633	4,116	22,270
Income before income taxes	13,797	13,596	16,304	(3,114)	40,583
Income taxes	3,548	3,192	3,839	(709)	9,870
Net income	$10,249	$10,404	$12,465	$(2,405)	$30,713
Total assets	$146,262	$1,550,255	$2,071,022	$19,143	$3,786,682

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Six Months Ended June 30, 2017
Total interest income	$179	$22,512	$18,780	$—	$41,471
Total interest expense	—	6,081	6,342	(207)	12,216
Net interest income	179	16,431	12,438	207	29,255
Provision for loan losses	—	405	75	—	480
Net interest income after provision for loan losses	179	16,026	12,363	207	28,775
Total noninterest income	22,448	1,303	966	—	24,717
Noninterest expense	4,372	3,730	4,518	2,282	14,902
Income before income taxes	18,255	13,599	8,811	(2,075)	38,590
Income taxes	6,955	5,181	3,357	(791)	14,702
Net income	$11,300	$8,418	$5,454	$(1,284)	$23,888
Total assets	$117,862	$1,288,717	$1,671,054	$13,867	$3,091,500

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. This ASU also provides a practical expedient for contract modifications.

As an emerging growth company, these amendments are effective for annual reporting periods beginning after December 15, 2018, and for interim periods within annual periods beginning after December 15, 2019. The Company’s revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09.    The Company has evaluated the impact of adopting ASU 2014-09, but does not expect the impact to have a material impact on the Company’s financial position or results of operation.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

FASB ASU 2016‑09, Share‑Based Payments

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

FASB ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB has issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments in this ASU allow a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU also require certain disclosures about stranded tax effects.

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

Merchants Bancorp

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at June 30, 2018 and results of operations for the three and six months ended June 30, 2018 and 2017, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this Form 10-Q.

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

Financial Condition

As of June 30, 2018, we had approximately $3.8 billion in total assets, $3.2 billion in deposits, and $392.9 million in total shareholders’ equity. Total assets as of June 30, 2018, included approximately $352.4 million of cash and cash equivalents, $953.2 million of loans held for sale and $1.8 billion of loans held for investment. It also includes $135.1

Merchants Bancorp

million of trading securities that represent pre-sold multi-family rental real estate loan originations in primarily Government National Mortgage Association (“GNMA”) mortgage backed securities pending settlements that typically occur within 30 days. There are $385.9 million of available for sale securities that are match funded with related custodial deposits. There are restrictions on the types of securities as these are funded by certain custodial deposits where we set the cost of deposits based on the yield of the related securities. Mortgage servicing rights were $70.1 million at June 30, 2018 based on the fair value of the multi-family rental real estate loans servicing, which are primarily GNMA servicing rights with 10-year call protection.

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Total Assets.    Total assets increased $393.5 million, or 12%, to $3.8 billion at June 30, 2018 from $3.4 billion at December 31, 2017. The increase was due primarily to increases in net loans receivable of $457.3 million, which were partially offset by decreases in loans held for sale of $42.2 million and available for sale securities of $22.5 million.

Cash and Cash Equivalents.   Cash and cash equivalents decreased $7.1 million, or 2%, to $352.4 million at June 30, 2018 from $359.5 million at December 31, 2017.

Trading Securities.    Trading securities decreased $5.8 million, or 4%, to $135.1 million at June 30, 2018, from $140.8 million at December 31, 2017. The trading securities represent loans that our banking subsidiary, Merchants Bank of Indiana (the “Bank”), has funded and are held pending settlement primarily as GNMA mortgage-backed securities with a firm investor commitment to purchase the securities.

Securities Available-for-Sale.    Investment securities available-for-sale decreased $22.5 million, or 6%, to $385.9 million at June 30, 2018 from $408.4 million at December 31, 2017. The decrease in securities available-for-sale was primarily due calls, maturities and repayments of securities totaling $61.0 million during the period, partially offset by purchases of $36.0 million. We invest in available for sale securities primarily using funds from escrow deposits held at the Bank received in connection with our multifamily mortgage servicing activities.

The available for sale securities are funded by, and paired with as to interest rates, escrow custodial deposits held at the Bank on loans serviced by us. This portfolio of securities is structured to achieve a favorable interest rate spread. The balance of these securities closely approximates the balances of the escrow custodial accounts on an ongoing basis.

Loans Held for Sale.    Loans held for sale, comprised primarily of single-family residential real estate loan participations, decreased $42.2 million, or 4%, to $953.2 million at June 30, 2018 from $995.3 million at December 31, 2017. The decrease in loans held for sale was due primarily to a  $73.8 million decrease at the Bank’s subsidiary, Natty Mac Funding, Inc. (“NMF”), partially offset a $31.6 million increase in balances at the Bank.

Loans Receivable, Net.    Loans receivable, net, which are comprised of loans held for investment, increased $457.3 million, or 33%, to $1.8 billion at June 30, 2018 compared to December 31, 2017. The increase in net loans was comprised primarily of:

•	an increase of $174.0 million, or 33%, in multi-family and healthcare financing loans, to $703.3 million at June 30, 2018,
•	an increase of $172.9 million, or 77%, in mortgage warehouse lines of credit, to $397.9 million at June 30, 2018,
•	an increase of $49.8 million, or 15%, increase in residential real estate loans, to $380.2 million at June 30, 2018, and

Merchants Bancorp

•	an increase of $43.0 million, or 19%, in commercial and commercial real estate loans, to $271.7 million at June 30, 2018.

The increase in multifamily and healthcare financing was due to higher origination volume during the six months ending June 30, 2018. The increase in mortgage warehouse lines of credit was despite an industry decline in volume. There was a 4% industry decline in single-family residential loan volumes from the six months ended June 30, 2017 to the six months ended June 30, 2018, according to the Mortgage Bankers Association. This compares to the 2% decline in mortgage warehouse volumes we reported during the same period. The increase in residential real estate was primarily due to a $37.6 million, or 17%, increase in our first-lien home equity line of credit (HELOC) product line, which grew from $222.7 million at December 31, 2017, to $260.3 million at June 30, 2018.    The increase in commercial loans was due primarily to an increase in warehouse lending related loans secured by mortgage servicing rights or other assets.

Mortgage Servicing Rights.    Mortgage servicing rights increased $4.0 million, or 6%, to $70.1 million at June 30, 2018 compared to December 31, 2017. During the six months ended June 30, 2018, additions included originated servicing of  $4.9 million, purchased servicing of  $790,000, and a fair value increase of $913,000.  These increases were partially offset by a reduction for paydowns of $2.6 million.    Mortgage servicing rights are recognized in connection with sales of multi-family loans when we retain servicing of the sold loans, as well as upon purchases of loan servicing portfolios. The mortgage servicing rights are recorded and carried at fair value.

Deposits.    Deposits increased $232.8 million, or 8%, to $3.2 billion at June 30, 2018 from $2.9 billion at December 31, 2017. Interest bearing deposits increased $268.0 million, or 12%, to $2.6 billion at June 30, 2018, and noninterest bearing deposits decreased $35.2 million, or 6%, to $585.5 million at June 30, 2018.  Demand deposits increased $109.2 million, or 9%, to $1.4 billion at June 30, 2018, savings deposits decreased $163.7 million, or 13%, to $1.1 billion at June 30, 2018, while certificates of deposit accounts increased $287.3 million, or 70%, to $696.3 million at June 30, 2018. The change in certificates of deposit accounts was largely due to the level of brokered deposits outstanding period to period. Brokered certificates of deposit accounts increased $292.0 million, or 84%, to $639.0 million at June 30, 2018 from $347.0 million at December 31, 2017. Brokered savings deposits decreased $89.7 million, or 23%, to $299.8 million at June 30, 2018 from $389.5 million at December 31, 2017. In total, brokered deposits increased $121.7 million, or 13%, to $1.1  billion at June 30, 2018 from $941.5 million at December 31, 2017.  Brokered deposits represented 33% of total deposits at June 30, 2018, compared with 32% at December 31, 2017.

Borrowings.    Borrowings totaled $189.5 million at June 30, 2018, an increase of $132.9 million, or 235%, from December 31, 2017, in order to maintain an appropriate level of cash to fund our businesses.

Total Shareholders’ Equity.    Total shareholders’ equity increased $25.4 million, or 7%, to $392.9 million at June 30, 2018 from $367.5 million at December 31, 2017. The increase resulted primarily from net income of $30.7 million,  which was partially offset by dividends paid on preferred and common shares of $1.7 million and $3.4 million, respectively, during the period.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017

General.    Net income for the three months ended June 30, 2018 was $15.7 million, an increase of $894,000, or 6%, from net income of $14.8 million for the three months ended June 30, 2017. The increase was due primarily to a $6.5 million increase in net interest income, and a $3.9 million decrease in the provision for income taxes, which were partially offset by a $5.0 million decrease in noninterest income, a $3.7 million increase in non-interest expense, and a $758,000 increase in the provision for loan losses.

Interest Income.    Interest income increased $11.7 million, or 52%, to $34.1 million for the three months ended June 30, 2018, compared with the three months ended June 30, 2017. This increase was primarily attributable to a $9.8 million increase in interest on loans and loans held for sale, a $1.2 million increase in interest on other interest-earning deposits, a $603,000 increase in interest on available-for-sale securities, and a $41,000 increase in interest on trading securities.

Merchants Bancorp

The average balance of loans, including loans held for sale, during the three months ended June 30, 2018 increased $601.0 million, or 32%, to $2.5 billion from $1.9 billion for the three months ended June 30, 2017, while the average yield on loans increased 59 basis points, to 4.71%, for the three months ended June 30, 2018, compared to 4.12% for the three months ended June 30, 2017. The increase in the average yield on loans was due to both higher volume of loans and the overall increase in interest rates in the economy period to period.

The average balance of available-for-sale securities increased $51.5 million, or 14%, to $407.9 million for the three months ended June 30, 2018, compared with $356.4 million for the three months ended June 30, 2017, and the average yield increased 45 basis points to 1.60% for the three months ended June 30, 2018. The average balance of other interest-earning assets increased $142.8 million, or 38%, to $517.6 million for the three months ended June 30, 2018 from $374.8 million for the three months ended June 30, 2017, while the average yield increased 68 basis points to 1.72% for the three months ended June 30, 2018.  The average balance of trading securities decreased $12.1 million, or 6%, to $175.9 million for the three months ended June 30, 2018, compared to $188.0 million for the three months ended June 30, 2017, while the average yield increased 31 basis points to 3.40% for the three months ended June 30, 2018.

Interest Expense.    Total interest expense increased $5.2 million, or 77%, to $11.9 million for the three months ended June 30, 2018, compared with the three months ended June 30, 2017. Interest expense on deposits increased $5.0 million, or 106%, to $9.7 million for the three months ended June 30, 2018 from the three months ended June 30, 2017. The increase was attributable to a 47 basis point increase in the average cost of interest-bearing deposits, to 1.53% for the three months ended June 30, 2018 from 1.06% for the same period in 2017, and an increase in the average balance of interest-bearing deposits of $762.7 million, or 43%, to $2.6 billion for the three months ended June 30, 2018.  The increase in the cost of deposits was due to the overall increase in interest rates in the economy period to period.

Interest expense on borrowings increased $176,000, or 9%, to $2.2 million for the three months ended June 30, 2018 from $2.0 million for the three months ended June 30, 2017.  The increase was due primarily to a $12.7 million, or 22%, increase in the average balance of borrowings outstanding, partially offset by a 156 basis point decrease in the average cost of borrowings of 12.57%, compared to 14.13% for the three months ended June 30, 2017.  The lower cost of borrowings was primarily due to a higher level of FHLB advances in the mix during the three months ended June 30, 2018, compared with the three months ended June 30, 2017.  These advances carry a lower cost than our other categories of borrowing.  The terms of our subordinated debt include a variable interest rate equal to the one-month LIBOR rate plus an applicable margin. Additionally, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated.  As a result of these payments, the effective cost of borrowings increased from 5.62% and 3.78%, to 12.57% and 14.13% for the three months ended June 30, 2018 and 2017, respectively.

Net Interest Income.     Net interest income increased $6.5 million, or 41%, to $22.2 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was due to a 24 basis point increase in our interest rate spread, to 2.03%, for the three months ended June 30, 2018 from 1.79% for the three months ended June 30, 2017,  coupled with the overall growth in our interest-earning assets period to period. Our net interest margin increased to 2.51% for the three months ended June 30, 2018 from 2.28% for the three months ended June 30, 2017.

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

	Three Months Ended June 30,
	2018			2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest bearing deposits, and other	$517,594	$2,219	1.72%	$374,780	$972	1.04%
Securities available for sale	407,896	1,625	1.60%	356,375	1,022	1.15%
Trading securities	175,876	1,489	3.40%	187,978	1,448	3.09%
Loans and loans held for sale	2,451,061	28,790	4.71%	1,850,018	19,022	4.12%
Total interest earning assets	3,552,427	34,123	3.85%	2,769,151	22,464	3.25%
Allowance for loan losses	(9,986)			(6,759)
Noninterest-earning assets	141,784			109,808
Total assets	$3,684,225			$2,872,200

Liabilities/Equity:
Interest bearing checking	$783,798	3,285	1.68%	$365,133	1,447	1.59%
Savings deposits	264,343	190	0.29%	325,436	211	0.26%
Money market	796,217	3,265	1.64%	873,581	2,552	1.17%
Certificates of deposit	708,525	3,001	1.70%	226,030	530	0.94%
Total deposits	2,552,883	9,741	1.53%	1,790,180	4,740	1.06%
Borrowings	69,430	2,176	12.57%	56,756	2,000	14.13%
Total interest bearing liabilities	2,622,313	11,917	1.82%	1,846,936	6,740	1.46%
Noninterest bearing deposits	643,334			771,273
Noninterest bearing liabilities	29,509			32,215
Total liabilities	3,295,156			2,650,424
Equity	389,069			221,777
Total liabilities and equity	$3,684,225			$2,872,201
Net interest income		$22,206			$15,724
Interest rate spread			2.03%			1.79%
Net interest-earning assets	$930,114			$922,215
Net interest margin			2.51%			2.28%
Average interest-earning assets to average interest-bearing liabilities			135.47%			149.93%

Provision for Loan Losses.    We recorded a provision for loan losses of $1.0 million for the three months ended June 30, 2018, an increase of $758,000, over the three months ended June 30, 2017.  The allowance for loan losses was $10.6 million, or 0.58% of total loans, at June 30, 2018, compared to $8.3 million, or 0.60% of total loans, at December 31, 2017 and $6.9 million, or 0.64%, at June 30, 2017. Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $4.3 million at June 30, 2018, compared to $3.1 million at December 31, 2017 and $3.2 million at June 30, 2017.  Special Mention (Watch) loans were $52.4 million at June 30, 2018, compared to $16.3 million at December 31, 2017 and $12.4 million at June 30, 2017.  Classified (substandard, doubtful and loss) loans were $9.4 million at June 30, 2018, $7.3 million at December 31, 2017 and $5.3 million at June 30, 2017.  Total loans greater than 30 days past due were $8.2 million at June 30, 2018, $4.3 million at December 31, 2017 and $7.8 million at June 30, 2017. We had $146,000 charge-offs and $31,000 in recoveries during the three months ended June 30, 2018.  For the

Merchants Bancorp

three months ended June 30, 2017, we had $75,000 in recoveries. As a percentage of nonperforming loans, the allowance for loan losses was 245% at June 30, 2018 compared to 264.7% at December 31, 2017 and 213.3% at June 30, 2017.

Noninterest Income.    Noninterest income decreased $5.0 million, or 30%, to $11.6 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease was primarily due to a decrease of $7.3 million in gain on sale of loans, partially offset by an increase of $2.2 million in net loan servicing fees. The gain on sale of loans amounted to $7.8 million during the three months ended June 30, 2018, compared to $15.2 million in the year earlier period, a decrease of 48%, due primarily to a decrease in the volume of multi-family rental real estate loan sales in the secondary market.    The lower gain on sale, relative to volume of secondary market loans, reflected a mix of business with a higher concentration of acquired loans than originated loans during the three months ended June 30, 2018.  Loan servicing fees included a $1.8 million increase in the fair value of mortgage servicing rights for the three months ended June 30, 2018, compared with an increase of $561,000 for the three months ended June 30, 2017.

Noninterest Expense.    Noninterest expense increased $3.7 million, or 45%, to $12.0 million for the three months ended June 30, 2018 compared with  $8.3 million for the three months ended June 30, 2017. The increase was due primarily to a $2.1 million, or 40% increase in salaries and employee benefits.  The increase in salaries and employee benefits was due primarily to an increase in the number of employees resulting from business growth and additional hiring associated with becoming a publicly traded company.  Despite the increase in salaries and benefits, the efficiency ratio was at 35.5% in the second quarter of 2018, compared with 25.5% the second quarter of 2017.

Income Taxes.    Income tax expense decreased $3.9 million, or 43%, to $5.2 million for the three months ended June 30, 2018 from the three months ended June 30, 2017. The decrease was due primarily to the lower tax rates under the recent federal income tax reform legislation and a  13%  decrease in pretax income period to period. The effective tax rate was 24.9% for the three months ended June 30, 2018 and 38.1% for the three months ended June 30, 2017.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017

General.    Net income for the six months ended June 30, 2018 was $30.7 million, an increase of $6.8 million, or 29%, from net income of $23.9 million for the six months ended June 30, 2017. The increase was due primarily to a $13.1 million increase in net interest income and a $4.8 million decrease in the provision for income taxes, which were partially offset by a $7.4 million increase in non-interest expense, a $1.9 million increase in the provision for loan losses, and a $1.8 million decrease in noninterest income.

Interest Income.    Interest income increased $21.7 million, or 52%, to $63.2 million for the six months ended June 30, 2018 from $41.5 million for the six months ended June 30, 2017. This increase was primarily attributable to a $18.6 million increase in interest on loans and loans held for sale, a  $2.1 million increase in interest on other interest-earning deposits, and a $1.3 million increase in interest on available-for-sale securities, which were partially offset by a $346,000 decrease in interest on trading securities. The average balance of loans, including loans held for sale, during the six months ended June 30, 2018 increased $628.7 million, or 37%, to $2.3 billion from $1.7 billion for the six months ended June 30, 2017, while the average yield on loans increased 50 basis points to 4.58% for the six months ended June 30, 2018 compared to 4.08% for the six months ended June 30, 2017. The increase in the average yield on loans was due to the overall increase in interest rates in the economy period to period.

The average balance of available-for-sale securities increased $65.7 million, or 19%, to $412.1 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, and the average yield increased 43 basis points to 1.55% for the six months ended June 30, 2018. The average balance of other interest-earning assets increased $82.4 million, or 20%, to $487.6 million for the six months ended June 30, 2018 from $405.2 million for the six months ended June 30, 2017, while the average yield increased 74 basis points to 1.70% for the six months ended June 30, 2018.  The average balance of trading securities decreased $30.5 million, or 17%, to $148.6 million for the six months ended June 30, 2018 compared to $179.1 million for the six months ended June 30, 2017, while the average yield increased 18 basis points to 3.36% for the six months ended June 30, 2018.

Merchants Bancorp

Interest Expense.    Total interest expense increased $8.6 million, or 71%, to $20.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Interest expense on deposits increased $8.2 million, or 97%, to $16.8 million for the six months ended June 30, 2018 from the six months ended June 30, 2017. The increase was primarily due to a 49 basis point increase in the average cost of interest-bearing deposits, to 1.41% for the six months ended June 30, 2018 from 0.92% for the same period in 2017, and an increase in the average balance of interest-bearing deposits of $531.1 million, or 28%, to $2.4 billion for the six months ended June 30, 2018. The increase in average balances was primarily due to the addition of custodial and corporate deposits from existing Mortgage Warehousing segment customers. The increase in the cost of deposits was due to the overall increase in interest rates in the economy period to period.

Interest expense on borrowings increased $385,000, or 10%, to $4.1 million for the six months ended June 30, 2018 from $3.7 million for the six months ended June 30, 2017. The increase was due primarily to a $6.8 million, or 11%, increase in the average balance outstanding period to period, partially offset by a  9 basis point decrease in the average cost of borrowings to 12.21%, compared to 12.30% for the six months ended June 30, 2017. The lower cost of borrowings was primarily due to a higher level of FHLB advances in the mix during the six months ended June 30, 2018, compared with the six months ended June 30, 2017.  These advances carry a lower cost than our other categories of borrowing.  The terms of our subordinated debt include a variable interest rate equal to the one-month LIBOR rate plus an applicable margin. Additionally, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated. As a result of these payments, the effective cost of borrowings increased from 4.30% and 3.49%, to 12.21% and 12.30% for the six months ended June 30, 2018 and 2017, respectively.

Net Interest Income.     Net interest income increased $13.1 million, or 45%, to $42.3 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was due to an 18 basis point increase in our interest rate spread, to 2.05%, for the six months ended June 30, 2018 from 1.87% for the six months ended June 30, 2017, coupled with the overall growth in our interest-earning assets period to period. Our net interest margin increased to 2.51% for the six months ended June 30, 2018 from 2.23% for the six months ended June 30, 2017.

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

	Six Months Ended June 30,
	2018			2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest bearing deposits, and other	$487,581	$4,114	1.70%	$405,188	$1,926	0.96%
Securities available for sale	412,058	3,167	1.55%	346,316	1,916	1.12%
Trading securities	148,604	2,478	3.36%	179,058	2,824	3.18%
Loans and loans held for sale	2,349,547	53,402	4.58%	1,720,849	34,805	4.08%
Total interest earning assets	3,397,790	63,161	3.75%	2,651,411	41,471	3.15%
Allowance for loan losses	(9,531)			(6,580)
Noninterest-earning assets	136,821			106,992
Total assets	$3,525,080			$2,751,823

Liabilities/Equity:

Interest bearing checking	$714,951	5,710	1.61%	$520,973	2,605	1.01%
Savings deposits	322,722	405	0.25%	313,294	394	0.25%
Money market	806,406	6,152	1.54%	846,721	4,728	1.13%
Certificates of deposit	554,614	4,490	1.63%	186,639	784	0.85%
Total deposits	2,398,693	16,757	1.41%	1,867,627	8,511	0.92%
Borrowings	67,543	4,090	12.21%	60,733	3,705	12.30%
Total interest bearing liabilities	2,466,236	20,847	1.70%	1,928,360	12,216	1.28%
Noninterest bearing deposits	649,773			576,624
Noninterest bearing liabilities	26,656			29,717
Total liabilities	3,142,665			2,534,701
Equity	382,415			217,122
Total liabilities and equity	$3,525,080			$2,751,823
Net interest income		$42,314			$29,255
Interest rate spread			2.05%			1.87%
Net interest-earning assets	$931,554			$723,051
Net interest margin			2.51%			2.23%
Average interest-earning assets to average interest-bearing liabilities			137.77%			137.50%

Provision for Loan Losses.    We recorded a provision for loan losses of $2.4 million for the six months ended June 30, 2018, an increase of $1.9 million, over the six months ended June 30, 2017.  The allowance for loan losses was $10.6 million, or 0.58% of total loans, at June 30, 2018, compared to $8.3 million, or 0.60% of total loans, at December 31, 2017 and $6.9 million, or 0.64%, at June 30, 2017. Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $4.3 million at June 30, 2018, compared to $3.1 million at December 31, 2017 and $3.2 million at June 30, 2017.  Special Mention (Watch) loans were $52.4 million at June 30, 2018, compared to $16.3 million at December 31, 2017 and $12.4 million at June 30, 2017.   Classified (substandard, doubtful and loss) loans were $9.4 million at June 30, 2018, $7.3 million at December 31, 2017 and $5.3 million at June 30, 2017.  Total loans greater than

Merchants Bancorp

30 days past due were $8.2 million at June 30, 2018, $4.3 million at December 31, 2017 and $7.8 million at June 30, 2017. We had $163,000 charge-offs and $36,000 in recoveries during the six months ended June 30, 2018 and $135,000 in recoveries for the six months ended June 30, 2017. As a percentage of nonperforming loans, the allowance for loan losses was 245.0% at June 30, 2018 compared to 264.7% at December 31, 2017 and 213.3% at June 30, 2017.

Noninterest Income.    Noninterest income decreased $1.8 million, or 7%, to $22.9 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017,  primarily due to a decrease of $1.9 million in gain on sale of loans.  The gain on sale of loans amounted to $18.7 million during the six months ended June 30, 2018, compared to $20.6 million in the year earlier period, a decrease of 9%, due primarily to a decrease in the volume of multi-family rental real estate loan sales in the secondary market.  The lower gain on sale, relative to volume of secondary market loans, reflected a mix of business with a higher concentration of acquired loans than originated loans during the six months ended June 30, 2018.    Noninterest income for the six months ended June 30, 2018 included a $913,000 increase in the fair value of mortgage servicing rights, compared to a  $648,000 increase for the six months ended June 30, 2017.

Noninterest Expense.    Noninterest expense increased $7.4 million, or 49%, to $22.3 million for the six months ended June 30, 2018 compared to $14.9 million for the six months ended June 30, 2017. The increase was due primarily to a $4.7 million, or 52% increase in salaries and employee benefits.  The increase in salaries and employee benefits was due primarily to an increase in the number of employees resulting from business growth, higher commissions related to higher multi-family volume, and additional hiring associated with becoming a publicly traded company.  Despite the increase in salaries and benefits, the efficiency ratio was 34.1%  for the six months ended June 30, 2018, compared with 27.6%  for the six months ended June 30, 2018.

Income Taxes.    Income tax expense decreased $4.8 million, or 33%, to $9.9 million for the six months ended June 30, 2018 from the six months ended June 30, 2017. The decrease was due primarily to the lower tax rates under the recent federal income tax reform legislation, partially offset by a 5% increase in pretax income period to period. The effective tax rate was 24.3% for the six months ended June 30, 2018 and 38.1% for the six months ended June 30, 2017.

Our Segments

We operate in three primary segments: Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. We believe that the Bank’s subsidiary, P/R Mortgage & Investments Corp. (“P/RMIC”), which operates in our Multi-Family Mortgage Banking segment, is one of the largest FHA lenders and GNMA servicers in the country based on aggregate loan principal value. P/RMIC originated and acquired  $1.3 billion loans during the six months ended June 30, 2018 and services $8.3 billion as of June 30, 2018. The servicing portfolio is primarily GNMA and is a significant source of our noninterest income and deposits.

Our Mortgage Warehousing segment funds agency eligible loans for non-depository financial institutions from the date of origination or purchase until the date of sale to an investor, which typically takes less than 30 days and is a significant source of our net interest income, loans, and deposits. Mortgage Warehousing has grown to fund over $20 billion of loan principal annually since 2015. Mortgage Warehousing also provides commercial loans and deposits related to the mortgage escrow accounts of its customers.

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

Merchants Bancorp

correspondent residential lending in the banking segment. Retail and commercial customers provide cross selling opportunities within the banking segment. These and other synergies form a part of our strategic plan.

For the three months ended June 30, 2018 and 2017, we had total net income of $15.7 million and $14.8 million, respectively, and for the six months ended June 30, 2018 and 2017, we had total net income of $30.7 million and $23.9 million, respectively. Net income for our three segments for the respective periods was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Multi-family Mortgage Banking	$4,765	$7,783	$10,249	$11,300
Mortgage Warehousing	5,774	4,623	10,404	8,418
Banking	6,485	3,041	12,465	5,454
Other	(1,372)	(689)	(2,405)	(1,284)

Total	$15,652	$14,758	$30,713	$23,888

Multi-family Mortgage Banking.    The Multi-family Mortgage Banking segment reported net income for the three months ended June 30, 2018, of $4.8 million, a decrease of $3.0 million, or 39%, from the $7.8 million reported for the three months ended June 30, 2017. The decrease was due to a $4.6 million decrease in noninterest income, primarily associated with a decrease in gain on sale of loans,  which was partially offset by an increase in the fair value of the mortgage servicing rights asset.  The volume of loans originated and acquired for sale in the secondary market decreased by $34.2 million, or 9%, to $341.9 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The lower gain on sale, relative to volume of secondary market loans, reflected a mix of business with a higher concentration of acquired loans than originated loans during the three months ended June 30, 2018. During the three months ended June 30, 2018, noninterest income  included a $1.8 million increase in the fair value of the mortgage servicing rights asset, compared with  a $561,000 increase for the three months ended June 30, 2017.

The Multi-family Mortgage Banking segment reported net income for the six months ended June 30, 2018, of $10.3 million, a decrease of $1.1 million, or 9%, from the $11.3 million reported for the six months ended June 30, 2017. The decrease was comprised primarily of a $3.2 million increase in noninterest expense and a $1.3 million decrease in noninterest income, partially offset by a decrease of $3.4 million in income taxes. The increase in noninterest expense was primarily due to an increase in the number of employees associated with business growth, higher commissions, and additional hiring associated with becoming a publicly traded company. The volume of loans originated and acquired for sale in the secondary market increased by $55.6 million, or 11%, to $584.2 million for the six months ended June 30, 2018, compared with the six months ended June 30, 2017.   The lower gain on sale portion of noninterest income, relative to volume of secondary market loans, reflected a mix of business with a higher concentration of acquired loans than originated loans during the six months ended June 30, 2018. Noninterest income also included a $913,000 fair value increase to our mortgage servicing rights asset for the six months ended June 30, 2018, compared with a  $648,000 increase for the six months ended June 30, 2017.

Mortgage Warehousing.    The Mortgage Warehousing segment reported net income for the three months ended June 30, 2018, of $5.8 million, an increase of $1.2 million, or 25%, over the $4.6 million reported for the three months ended June 30, 2017. The increase was comprised primarily of a $1.2 million decrease in income taxes due to tax reform and a $350,000, or 4%, increase in net interest income associated with higher average loan balances and an increase in the average loan yield.     The volume of loans funded during the three months ended June 30, 2018 amounted to $5.8 billion, a decrease of $150.3 million, or 2.5%, compared to the same period in 2017. This compared favorably to the 3.4% industry decline in single-family residential loan volumes from the three months ended June 30, 2017 to the three months ended June 30, 2018, according to the Mortgage Bankers Association.

    The Mortgage Warehousing segment reported net income for the six months ended June 30, 2018, of $10.4 million, an increase of $2.0 million, or 24%, over the $8.4 million reported for the six months ended June 30, 2017. The increase

Merchants Bancorp

was comprised primarily of a $2.0 million decrease in income tax expense due to tax reform, a $874,000, or 5%, increase in net interest income associated with higher average loan balances and an increase in the average loan yield. The volume of loans funded during the six months ended June 30, 2018 amounted to $10.9 billion, a decrease of $194.2 million, or 1.8%, compared to the same period in 2017. This compared favorably to the 3.8% industry decline in single-family residential loan volumes from the six months ended June 30, 2017 to the six months ended June 30, 2018, according to the Mortgage Bankers Association.

Banking.    The Banking segment reported net income for the three months ended June 30, 2018, of $6.5 million, an increase of $3.4 million, or 113%, over the three months ended June 30, 2017. The increase was comprised primarily of a $5.1 million increase in net interest income, including an increase in both the average loan balance outstanding, particularly in multi-family loans, and the average yield on loans.  The growth in net interest income was partially offset by an increase of $1.2 million of noninterest expenses associated with higher salaries and benefits. The results of Joy State Bank in the Banking segment during the three months ended June 30, 2018 did not make a material contribution to the increase in net income compared to the three months ended June 30, 2017.

The Banking segment reported net income for the six months ended June 30, 2018, of $12.5 million, an increase of $7.0 million, or 129%, over the $5.5 million reported for the six months ended June 30, 2017. The increase was comprised primarily of a $10.4 million increase in net interest income, including an increase in both the average loan balance outstanding, particularly in multi-family loans, and the average yield on loans.  Also contributing to the increase was a  $549,000 increase in noninterest income. The increase in net interest income and noninterest income was partially offset by a $2.1 million increase in noninterest expense associated with higher salaries and employee benefits, and a $1.4 million increase in the provision for loan losses.  The results of Joy State Bank in the Banking segment during the six months ended June 30, 2018 did not make a material contribution to the increase in net income compared to the six months ended June 30, 2017.

Liquidity and Capital Resources

Our primary sources of funds are business and consumer deposits, escrow and custodial deposits, principal and interest payments on loans, and proceeds from sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash, short-term investments, including interest-bearing demand deposits, trading securities and loans held for sale. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $77.6 million and $(183.6) million for the six months ended June 30, 2018 and 2017, respectively. Net cash provided by (used in) investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $(407.2)  million and $(184.3) million for the six months ended June 30, 2018 and 2017, respectively. Net cash provided by financing activities, which is comprised primarily of net change in deposits and borrowings, was $322.5 million and $338.7 million for the six months ended June 30, 2018 and 2017, respectively.

At June 30, 2018, we had outstanding commitments to originate loans of $437.2 million, unused lines of credit of $132.6 million and outstanding letters of credit of $26.1 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2018 totaled $681.2 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLBI advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. At June 30, 2018, based on available collateral and our ownership of FHLBI stock we had access to additional FHLBI advances of up to $565.0 million.

At June 30, 2018, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $429.2 million, or 11.9% of adjusted total assets, which is above the required level of $144.7 million, or 4.0%; total risk-

Merchants Bancorp

based capital of $439.7 million, or 14.7% of risk-weighted assets, which is above the required level of $239.0 million, or 8.0%; and common equity Tier 1 capital of $429.2 million, or 14.4% of risk-weighted assets, which is above the required level of $134.4 million, or 4.5% of risk-weighted assets. Accordingly, the Bank was categorized as well capitalized at June 30, 2018. Management is not aware of any conditions or events since the most recent notification that would change our category.

At June 30, 2018, Joy State Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $4.3 million, or 8.9% of adjusted total assets, which is above the required level of $1.9 million, or 4.0%; total risk-based capital of $4.3 million, or 10.5% of risk-weighted assets, which is above the required level of $3.3 million, or 8.0%; and common equity Tier 1 capital of $4.3 million, or 10.4% of risk-weighted assets, which is above the required level of $1.9 million, or 4.5% of risk-weighted assets. Accordingly, Joy State Bank was categorized as well capitalized at June 30, 2018. Management is not aware of any conditions or events since the most recent notification that would change our category.

At June 30, 2018, the Company exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $370.9 million, or 10.1% of adjusted total assets, which is above the required level of $146.4 million, or 4.0%; total risk-based capital of $381.5 million, or 12.6% of risk-weighted assets, which is above the required level of $242.4 million, or 8.0%; and common equity Tier 1 capital of $329.3 million, or 10.9% of risk-weighted assets, which is above the required level of $136.3 million, or 4.5% of risk-weighted assets. Management is not aware of any conditions or events since the most recent notification that would change our category.

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

Merchants Bancorp

We report NII at Risk to isolate the change in income related solely to interest earning assets and interest-bearing liabilities. The NII at Risk results reflect the analysis used quarterly by management. It models gradual -200, -100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period. The following table presents NII at Risk as of June 30, 2018 and December 31, 2017.

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200
		(Dollars in thousands)
June 30, 2018
Dollar change	$(25,601)	$(12,772)	$12,207	$24,364
Percent change	(24.5)%	(12.2)%	11.7%	23.3%

December 31, 2017
Dollar change	$(22,500)	$(14,336)	$11,578	$23,134
Percent change	(22.9)%	(14.6)%	11.8%	23.6%

Our interest rate risk management policy limits the change in our net interest income to -15% for a 100 basis point move in interest rates, and -20% for a 200 basis point move in rates. At June 30, 2018 we estimated that a -200 basis point change in rates would have caused a greater than 20% decline in net interest income,  over the forward 12 month period.  However, these estimates were based on a constant-sized balance sheet. Mortgage volumes typically would increase in a -100 or -200 basis point scenario, which would increase net interest and noninterest income. Management determined these dynamics are sufficient mitigating factors. Management may also remediate situations where we are not within our policy limits by buying or selling assets, buying or selling participations in assets, and changing asset and liability pricing. The results reported as of June 30, 2018 show an asset sensitive position.

The EVE results included in the table below reflect the analysis used quarterly by management. It models immediate -100, +100 and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200
		(Dollars in thousands)
June 30, 2018
Dollar change	$1,465	$5,385	$(7,866)	$(16,004)
Percent change	0.3%	1.2%	(1.7)%	(3.5)%

December 31, 2017
Dollar change	$5,816	$3,524	$(6,718)	$(14,803)
Percent change	1.4%	0.9%	(1.6)%	(3.6)%

Our interest rate risk management policy limits the change in our EVE to -15% for a 100 basis point move in interest rates, and -20% for a 200 basis point move in rates. We are within policy limits set by our board of directors for the -200, -100, +100 and +200 basis point scenarios. The EVE reported at June 30, 2018 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective.

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

Merchants Bancorp

Date:	August 14, 2018	By:	/s/ Michael F. Petrie
Michael F. Petrie
Chief Executive Officer

Date:	August 14, 2018	By:	/s/ John F. Macke
John F. Macke
Principal Financial Officer