Form 10-Q
period 2018-09-30
Merchants Bancorp
filed 2018-11-14
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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
Yes ☐    No ☒

As of November 9, 2018, the latest practicable date,  28,694,036 shares of the registrant’s common stock, without par value, were issued and outstanding.

Merchants Bancorp

Part I – Financial Information

Item 1. Financial Statements

Merchants Bancorp

Condensed Consolidated Balance Sheets

September 30, 2018 (Unaudited) and December 31, 2017

(In thousands, except share data)

	September 30,	December 31,
	2018	2017
Assets
Cash and due from banks	$20,069	$18,905
Interest-earning demand accounts	390,687	340,614
Cash and cash equivalents	410,756	359,519
Securities purchased under agreements to resell	6,913	7,043
Trading securities	74,116	140,837
Available for sale securities	269,709	408,371
Federal Home Loan Bank (FHLB) stock	7,608	7,539
Loans held for sale (includes $5,888 at fair value for 2018)	1,004,402	995,319
Loans receivable, net of allowance for loan losses of $11,243 and $8,311, respectively	1,905,859	1,366,349
Premises and equipment, net	10,846	5,354
Mortgage servicing rights	71,490	66,079
Interest receivable	12,289	8,326
Goodwill	5,302	3,902
Intangible assets, net	1,763	1,512
Other assets and receivables	25,896	22,983
Total assets	$3,806,949	$3,393,133
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$336,940	$620,700
Interest bearing	2,965,429	2,322,861
Total deposits	3,302,369	2,943,561
Borrowings	67,279	56,612
Deferred and current tax liabilities, net	12,859	12,422
Other liabilities	17,096	13,064
Total liabilities	3,399,603	3,025,659
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 50,000,000 shares
Issued and outstanding - 28,694,036 shares at September 30, 2018 and 28,685,167 shares at December 31, 2017	135,021	134,891
Preferred stock - $1,000 per share, without par value
Authorized - 5,000,000 shares
Issued and outstanding - 41,625 shares	41,581	41,581
Retained earnings	232,041	192,008
Accumulated other comprehensive loss	(1,297)	(1,006)
Total shareholders' equity	407,346	367,474
Total liabilities and shareholders' equity	$3,806,949	$3,393,133

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Income (Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest Income
Loans	$32,056	$22,016	$85,458	$56,821
Investment securities:
Trading	1,299	1,300	3,777	4,124
Available for sale	1,541	1,259	4,708	3,175
Federal Home Loan Bank stock	87	80	297	240
Other	2,594	1,351	6,498	3,117
Total interest income	37,577	26,006	100,738	67,477
Interest Expense
Deposits	11,670	5,659	28,427	14,170
Borrowed funds	2,425	1,957	6,515	5,662
Total interest expense	14,095	7,616	34,942	19,832
Net interest income	23,482	18,390	65,796	47,645
Provision for loan losses	617	592	3,021	1,072
Net Interest Income After Provision for Loan Losses	22,865	17,798	62,775	46,573
Noninterest Income
Gain on sale of loans	8,825	7,204	27,548	27,813
Loan servicing fees, net	1,851	(83)	4,084	2,301
Mortgage warehouse fees	778	749	1,948	2,007
Other income	453	186	1,270	652
Total noninterest income	11,907	8,056	34,850	32,773
Noninterest Expense
Salaries and employee benefits	7,842	5,350	21,597	14,417
Loan expenses	1,254	1,119	3,512	3,072
Occupancy and equipment	736	326	2,062	1,080
Professional fees	590	561	1,755	1,091
Deposit insurance expense	269	230	751	704
Technology expense	412	325	996	831
Other expense	1,346	1,031	4,046	2,649
Total noninterest expense	12,449	8,942	34,719	23,844
Income Before Income Taxes	22,323	16,912	62,906	55,502
Provision for income taxes	5,584	6,445	15,454	21,147
Net Income	$16,739	$10,467	$47,452	$34,355
Dividends on preferred stock	(833)	(833)	(2,498)	(2,497)
Net Income Allocated to Common Shareholders	15,906	9,634	44,954	31,858
Basic Earnings Per Share	$0.55	$0.45	$1.57	$1.50
Diluted Earnings Per Share	$0.55	$0.45	$1.57	$1.50
Weighted-Average Shares Outstanding
Basic	28,694,036	21,310,199	28,692,591	21,180,384
Diluted	28,727,822	21,328,237	28,719,740	21,193,857
Dividends Per Share	$0.06	$0.05	$0.18	$0.15

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income	$16,739	$10,467	$47,452	$34,355
Other Comprehensive Income (Loss):
Net change in unrealized losses on investment securities available for sale, net of (taxes) benefits of $(58), $(57), $(15), and $(105) respectively	173	86	(48)	157
Comprehensive Income	$16,912	$10,553	$47,404	$34,512

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2018

(In thousands, except share data)

						Accumulated
						Other
	Common Stock		Preferred Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance, January 1, 2018	28,685,167	$134,891	41,625	$41,581	$192,008	$(1,006)	$367,474
Net income	—	—	—	—	47,452	—	47,452
Shares issued for stock compensation plans	8,869	130	—	—	—	—	130
Dividends on preferred stock	—	—	—	—	(2,498)	—	(2,498)
Dividends on common stock, $0.18 per share	—	—	—	—	(5,164)	—	(5,164)
Reclassification of deferred tax asset due to tax reform	—	—	—	—	243	(243)	—
Other comprehensive loss	—	—	—	—	—	(48)	(48)
Balance, September 30, 2018	28,694,036	$135,021	41,625	$41,581	$232,041	$(1,297)	$407,346

For the Nine Months Ended September 30, 2017

(In thousands, except share data)

						Accumulated
						Other
	Common Stock		Preferred Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance, January 1, 2017	21,111,200	$20,061	41,625	$41,581	$145,274	$(628)	$206,288
Net income	—	—	—	—	34,355	—	34,355
Shares issued for stock compensation plans	3,200	42	—	—	—	—	42
Cash paid in lieu of fractional shares in stock split	(4)	—	—	—	—	—	—
Shares issued for RICHMAC acquisition	383,271	8,127	—	—	—	—	8,127
Dividends on preferred stock	—	—	—	—	(2,498)	—	(2,498)
Dividends on common stock, $0.15 per share	—	—	—	—	(3,186)	—	(3,186)
Other comprehensive income	—	—	—	—	—	157	157
Balance, September 30, 2017	21,497,667	$28,230	41,625	$41,581	$173,945	$(471)	$243,285

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2018 and 2017

(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities:
Net income	$47,452	$34,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	336	201
Provision for loan losses	3,021	1,072
Gain on sale of loans	(27,548)	(27,813)
Proceeds from sales of loans	13,387,330	14,380,078
Loans and participations originated and purchased for sale	(13,374,161)	(14,394,235)
Change in mortgage servicing rights for paydowns and fair value adjustments	1,854	4,602
Net change in:
Trading securities	66,721	16,315
Other assets and receivables	(4,718)	11,504
Other liabilities	3,441	4,869
Other	1,050	721
Net cash provided by operating activities	104,778	31,669
Investing activities:
Net change in securities purchased under agreements to resell	130	(1,688)
Purchases of available-for-sale securities	(36,284)	(148,233)
Proceeds from the sale of available-for-sale securities	6,431	—
Proceeds from calls, maturities and paydowns of available-for-sale securities	171,319	43,779
Purchases of loans	(112,219)	(101,227)
Net change in loans receivable	(403,900)	(166,634)
Purchase of Federal Home Loan Bank stock	(233)	—
Proceeds from sale of Federal Home Loan Bank stock	218	—
Proceeds from sale of assets	10	—
Purchases of premises and equipment	(5,440)	(754)
Purchases of mortgage servicing rights	(790)	(1,209)
Purchase of limited partnership interests	(3,005)	(1,845)
Cash received in acquisition of subsidiary	6,505	363
Other investing activities	(74)	111
Net cash used in investing activities	(377,332)	(377,337)
Financing activities:
Net change in deposits	321,931	472,843
Proceeds from Federal Home Loan Bank advances	536,367	464,250
Repayment of Federal Home Loan Bank advances	(536,379)	(464,632)
Proceeds from notes payable	9,534	—
Dividends	(7,662)	(5,684)
Net cash provided by financing activities	323,791	466,777
Net Change in Cash and Cash Equivalents	51,237	121,109
Cash and Cash Equivalents, Beginning of Period	359,519	445,701
Cash and Cash Equivalents, End of Period	$410,756	$566,810
Additional Cash Flows Information:
Interest paid	$31,694	$19,258
Income taxes paid	13,023	17,225

The Company purchased all of the capital stock of Joy State Bank on January 2, 2018 and purchased all of the capital stock for RICHMAC on August 15, 2017.  In conjunction with the acquisitions, liabilities were assumed as follows:

Fair value of assets acquired	$44,217	$12,666
Cash paid for the capital stock/fair value common stock issued	5,472	8,127
Fair value of liabilities assumed	38,745	4,539

See notes to condensed consolidated financial statements.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:   Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Merchants Bancorp, a registered bank holding company (the “Company”) and its wholly owned subsidiaries, Joy State Bank (which was renamed Farmers-Merchants Bank of Illinois on October 22, 2018), Merchants Bank of Indiana (the “Bank”), and the Bank’s subsidiaries, Merchants Capital Corp. (“MCC,” formerly known as P/R Mortgage and Investment Corp. prior to October 1, 2018), Ash Realty Holdings, LLC (“Ash Realty”), Natty Mac Funding, Inc. (“NMF”), MBI Midtown West, LLC (“MMW”), and MCC’s subsidiary RICHMAC Funding LLC (“RICHMAC”), (collectively referred to as the “Company”).

The accompanying unaudited condensed consolidated balance sheet of the Company as of December 31, 2017, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017, were prepared in accordance with the instructions for Form 10‑Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2017 in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of September 30, 2018 and the results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. All interim amounts have not been audited and the results of operations for the three and nine months ended September 30, 2018, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The consolidated financial statements as of and for the period ended September 30, 2018 include the Company, and its wholly owned subsidiaries, the Bank, and Joy State Bank (prior to it being renamed Farmers-Merchants Bank of Illinois, effective October 22, 2018).   Also included are the Bank’s wholly owned subsidiaries, MCC, MCC’s wholly owned subsidiary, RICHMAC, Ash Realty, NMF, and MMW.  The consolidated financial statements as of and for the period ended September 30, 2017, include the Company and its wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiaries, MCC,  MCC’s wholly owned subsidiary, RICHMAC as of August 15, 2017, Ash Realty, NMF, and MMW.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

shares has been retrospectively adjusted to give effect to the increase, and all share and per share amounts have been retrospectively adjusted to give effect to the stock split.

Acquisitions

Effective August 15, 2017, the Bank acquired 100% of the equity interests of RICHMAC Funding, LLC, which is a national multi-family housing mortgage lender and servicer. The purchase price was paid in shares of Company common stock with a value of $8.1 million. The Company recorded goodwill and intangible assets totaling $3.8 million and $1.6 million, respectively, in connection with the acquisition.  As a result of the acquisition, the Company expanded its product offerings and benefited from economies of scale. The acquisition did not materially impact the Company’s financial position, results of operations or cash flows.

On May 8, 2017, the Company entered into a Stock Purchase Agreement to acquire Joy State Bank.  The acquisition closed on January 2, 2018 at a total cost of approximately $5.5 million.  At December 31, 2017 Joy State Bank had $43 million in assets.  The Company recorded goodwill and intangible assets totaling $989,000 and $478,000, respectively, in connection with the acquisition.  The intangibles consisted of core deposit intangibles that are being amortized over 10 years on an accelerated basis. The acquired time deposits of $16.7 million were recorded at a fair value of $16.9 million.  The fair value premium of $185,000 is being accreted against interest expense over 20 months. The acquired loan portfolio of $27.9 million was recorded at a fair value of $27.5 million.  The fair value discount of $458,000 is being accreted to interest income on a straight-line basis over an average of 39 months in accordance with ASC 310-20.  While there were some loans identified for potential classification under ASC 310-30, they were not material to the transaction.  On October 22, 2018, the Company changed the name of Joy State Bank to Farmers-Merchants Bank of Illinois.  Certain fair value measurements and the purchase price allocation are still being evaluated by management and are subject to change during the measurement period.  As a result of the acquisition, the Company increased its deposit base and benefited from economies of scale.  The acquisition did not materially impact the Company’s financial position, results of operations or cash flows.

On October 1, 2018, the Company acquired FM Bancorp, Inc., a bank holding company, and its wholly owned subsidiary, Farmers-Merchants National Bank of Paxton.  On that date, FM Bancorp, Inc. ultimately merged with and into the Company, with the Company as the surviving entity, and Farmers-Merchants National Bank of Paxton merged with and into Joy State Bank, with Joy State Bank as the surviving bank.  Effective October 22, 2018, Joy State Bank’s name changed to Farmers-Merchants Bank of Illinois.  Under the terms of the merger agreement, shareholders of the 27,537 outstanding shares of FM Bancorp, Inc. were to be compensated $795.29 per share, for a total purchase price of $21.9 million.  As of September 30, 2018, FM Bancorp, Inc. and Farmers-Merchants National Bank of Paxton had total assets of approximately $109.6 million, deposits of approximately $95.7 million, and net loan receivables of approximately $35.0 million.   As a result of the acquisition, the Company expects to increase its deposit base and to benefit from economies of scale. The accounting for the business combination is not yet complete and therefore all required disclosures for a business combination have not been provided.

Reclassifications

Certain reclassifications have been made to the 2017 financial statements to conform to the financial statement presentation as of and for the three and nine months ended September 30, 2018.  These reclassifications had no effect net income.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2:   Securities

Trading Securities

Securities that are held principally for resale in the near term are recorded as trading securities at fair value with changes in fair value recorded in earnings.  Trading securities include FHA and conventional Fannie Mae and Freddie Mac participation certificates.  The unrealized gains included in trading securities totaled $661,000 and $1.4 million at September 30, 2018 and 2017, respectively.

Securities Available-For-Sale

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	September 30, 2018
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale securities:
Treasury notes	$3,489	$—	$24	$3,465
Federal agencies	242,247	—	1,703	240,544
Equities	69	3	—	72
Mortgage-backed - Government-sponsored entity (GSE) - residential	25,628	—	—	25,628
Total available-for-sale securities	$271,433	$3	$1,727	$269,709

	December 31, 2017
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale securities:
Treasury notes	$1,000	$—	$8	$992
Federal agencies	376,414	—	1,683	374,731
Municipals	6,688	—	—	6,688
Mortgage-backed - Government-sponsored entity (GSE) - residential	25,960	—	—	25,960
Total available-for-sale securities	$410,062	$—	$1,691	$408,371

The amortized cost and fair value of available-for-sale securities at September 30, 2018 and December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Contractual Maturity	(In thousands)
Within one year	$166,208	$165,217	$164,997	$164,321
After one through five years	79,528	78,792	212,905	211,890
After five through ten years	—	—	—	—
After ten years	—	—	6,200	6,200
	245,736	244,009	384,102	382,411
Mortgage-backed - Government-sponsored entity (GSE) - residential	25,628	25,628	25,960	25,960
Equities	69	72	—	—
	$271,433	$269,709	$410,062	$408,371

During the three and nine months ended September 30, 2018, $6.4 million of securities available-for-sale were sold, and no gain or loss was recognized.  During the three and nine months ended September 30, 2017, no securities available-for-sale were sold.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017:

	September 30, 2018
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Available-for-sale securities:
Treasury notes	$3,465	$24	$—	$—	$3,465	$24
Federal agencies	145,651	1,041	94,893	662	240,544	1,703
	$149,116	$1,065	$94,893	$662	$244,009	$1,727

	December 31, 2017
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Available-for-sale securities:
Treasury notes	$992	$8	$—	$—	$992	$8
Federal agencies	191,064	903	183,667	780	374,731	1,683
	$192,056	$911	$183,667	$780	$375,723	$1,691

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Loans receivable at September 30, 2018 and December 31, 2017 include:

	September 30,	December 31,
	2018	2017
	(In thousands)

Mortgage warehouse lines of credit	$406,287	$224,937
Residential real estate	399,970	330,410
Multi-family and healthcare financing	738,879	529,259
Commercial and commercial real estate	290,126	228,668
Agricultural production and real estate	70,280	51,966
Consumer and margin loans	11,560	9,420
	1,917,102	1,374,660
Less
Allowance for loan losses	11,243	8,311

Loans Receivable	$1,905,859	$1,366,349

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

Risk is evident if there is a change in the fair value of mortgage loans originated by mortgage bankers in warehouse, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Nonaccrual loans, including TDRs that have not met the six month minimum performance criterion, are reported as non-performing loans. For all loan classes, it is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until nine months of satisfactory borrower performance, at which time management would consider its return to accrual status. A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is questionable under the terms of the loan agreement. Most generally, this is at 90 or more days past due.

With regard to determination of the amount of the allowance for credit losses, restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.

The following tables present, by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017 and the recorded investment in loans and impairment method as of September 30, 2018:

	At or For the Three Months Ended September 30, 2018
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$646	$1,812	$4,662	$2,803	$392	$273	$10,588
Provision (credit) for loan losses	73	96	240	184	35	(11)	617
Loans charged to the allowance	—	—	—	46	—	28	74
Recoveries of loans previously charged off	—	(16)	—	(1)	—	(19)	(36)
Balance, end of period	$719	$1,892	$4,902	$3,032	$427	$271	$11,243
Ending balance: individually evaluated for impairment	$175	$—	$—	$200	$20	$146	$541
Ending balance: collectively evaluated for impairment	$544	$1,892	$4,902	$2,832	$407	$125	$10,702

Loans
Ending balance	$406,287	$399,970	$738,879	$290,126	$70,280	$11,560	$1,917,102
Ending balance individually evaluated for impairment	$579	$1,048	$109	$6,974	$370	$187	$9,267
Ending balance collectively evaluated for impairment	$405,708	$398,922	$738,770	$283,152	$69,910	$11,373	$1,907,835

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Three Months Ended September 30, 2017
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$281	$1,938	$2,426	$1,845	$271	$104	$6,865
Provision (credit) for loan losses	(8)	(414)	276	688	36	14	592
Loans charged to the allowance	—	—	—	—	—	—	—
Recoveries of loans previously charged off	—	—	—	—	—	—	—
Balance, end of period	$273	$1,524	$2,702	$2,533	$307	$118	$7,457

	At or For the Nine Months Ended September 30, 2018
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$283	$1,587	$3,502	$2,362	$320	$257	$8,311
Provision for loan losses	436	305	1,400	759	107	14	3,021
Loans charged to the allowance	—	—	—	(89)	—	—	(89)
Recoveries of loans previously charged off	—	—	—	—	—	—	—
Balance, end of period	$719	$1,892	$4,902	$3,032	$427	$271	$11,243

	At or For the Nine Months Ended September 30, 2017
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$373	$2,170	$1,962	$1,374	$269	$102	$6,250
Provision (credit) for loan losses	(100)	(646)	740	1,058	38	(18)	1,072
Loans charged to the allowance	—	—	—	—	—	—	—
Recoveries of loans previously charged off	—	—	—	101	—	34	135
Balance, end of period	$273	$1,524	$2,702	$2,533	$307	$118	$7,457

The following table presents the allowance for loan losses and the recorded investment in loans and impairment method as of December 31, 2017:

	December 31, 2017
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, December 31, 2017	$283	$1,587	$3,502	$2,362	$320	$257	$8,311
Ending balance: individually evaluated for impairment	$—	$—	$—	$200	$16	$146	$362
Ending balance: collectively evaluated for impairment	$283	$1,587	$3,502	$2,162	$304	$111	$7,949

Loans
Ending balance	$224,937	$330,410	$529,259	$228,668	$51,966	$9,420	$1,374,660
Ending balance individually evaluated for impairment	$—	$729	$—	$6,179	$282	146	$7,336
Ending balance collectively evaluated for impairment	$224,937	$329,681	$529,259	$222,489	$51,684	$9,274	$1,367,324

Internal Risk Categories

In adherence with policy, the Company uses the following internal risk grading categories and definitions for loans:

Average or above – Loans to borrowers of satisfactory financial strength or better. Earnings performance is consistent with primary and secondary sources of repayment that are well defined and adequate to retire the debt in a

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following tables present the credit risk profile of the Bank’s loan portfolio based on internal rating category and payment activity as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)

Special Mention (Watch)	$—	$301	$45,762	$15,714	$3,317	$1,261	$66,355
Substandard	579	1,048	109	6,974	370	187	9,267
Doubtful	—	—	—	—	—	—	—
Acceptable and Above	405,708	398,621	693,008	267,438	66,593	10,112	1,841,480
Total	$406,287	$399,970	$738,879	$290,126	$70,280	$11,560	$1,917,102

	December 31, 2017
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)

Special Mention (Watch)	$—	$—	$1,800	$12,608	$323	$1,563	$16,294
Substandard	—	729	—	6,179	282	146	7,336
Doubtful	—	—	—	—	—	—	—
Acceptable and Above	224,937	329,681	527,459	209,881	51,361	7,711	1,351,030
Total	$224,937	$330,410	$529,259	$228,668	$51,966	$9,420	$1,374,660

The Bank evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans
	(In thousands)
MTG WHLOC	$—	$—	$324	$324	$405,963	$406,287
RES RE	1,111	80	359	1,550	398,420	399,970
MF RE	—	—	—	—	738,879	738,879
CML & CRE	109	—	165	274	289,852	290,126
AG & AGRE	71	—	588	659	69,621	70,280
CON & MAR	57	18	153	228	11,332	11,560
	$1,348	$98	$1,589	$3,035	$1,914,067	$1,917,102

	December 31, 2017
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans
	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$224,937	$224,937
RES RE	—	194	534	728	329,682	330,410
MF RE	—	—	—	—	529,259	529,259
CML & CRE	—	860	2,061	2,921	225,747	228,668
AG & AGRE	59	—	399	458	51,508	51,966
CON & MAR	—	—	146	146	9,274	9,420
	$59	$1,054	$3,140	$4,253	$1,370,407	$1,374,660

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

The following tables present impaired loans and specific valuation allowance information based on class level as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Impaired loans without a specific allowance:
Recorded investment	$255	$1,048	$109	$4,974	$88	$41	$6,515
Unpaid principal balance	255	1,048	109	4,974	88	41	6,515
Impaired loans with a specific allowance:
Recorded investment	324	—	—	2,000	282	146	2,752
Unpaid principal balance	324	—	—	2,000	282	146	2,752
Specific allowance	175	—	—	200	20	146	541
Total impaired loans:
Recorded investment	579	1,048	109	6,974	370	187	9,267
Unpaid principal balance	579	1,048	109	6,974	370	187	9,267
Specific allowance	175	—	—	200	20	146	541

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

The following tables present by portfolio class, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine month periods ended September 30, 2018 and 2017:

	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Three months ended September 30, 2018:
Average recorded investment in impaired loans	$691	$1,042	$109	$7,254	$425	$187	$9,708
Interest income recognized	26	21	6	98	4	—	155

Three months ended September 30, 2017:
Average recorded investment in impaired loans	$—	$231	$—	$3,133	$282	$—	$3,646
Interest income recognized	—	—	—	11	—	—	11

	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Nine months ended September 30, 2018:
Average recorded investment in impaired loans	$1,030	$1,097	$113	$7,556	$525	$184	$10,505
Interest income recognized	66	51	8	177	43	1	346

Nine months ended September 30, 2017:
Average recorded investment in impaired loans	$—	$274	$—	$3,275	$282	$—	$3,831
Interest income recognized	—	—	—	21	—	—	21

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at September 30, 2018 and December 31, 2017.

	September 30,		December 31,
	2018		2017
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing
	(In thousands)
MTG WHLOC	$579	$—	$—	$—
RES RE	263	155	60	475
MF RE	—	—	—	—
CML & CRE	165	—	2,060	—
AG & AGRE	282	307	282	117
CON & MAR	154	—	146	—

	$1,443	$462	$2,548	$592

A troubled debt identified as of December 31, 2017, in the amount of $2.0 million, was restructured during the three months ended September 30, 2018.  The outstanding balance of this Commercial line of credit was $2.0 million before and after modification and interest due on the loan was current as of September 30, 2018.  The original terms of one year at prime rate + 1% have been renewed through July 1, 2019 at the same interest rate.  This concession to extend credit longer than the original term reflects the unlikeliness of the borrower being able to obtain a line of credit from another institution at market rates.  Additionally, there was one new troubled debt as of September 30, 2018 in the amount of $2.0 million that was restructured during the three months ended September 30, 2018.  The outstanding balance of this Commercial secured overdraft was $2.0 million before modification and converted to a $2.0 million secured Commercial amortizing term loan at a fixed rate of 6.0% to mature on July 1, 2023.  This concession reflects the unlikeliness of the borrower being able to obtain a line of credit from another institution at market rates.

No loans restructured during the last twelve months defaulted during the three months ended September 30, 2018 or 2017. There were no residential loans in process of foreclosure at September 30, 2018 or December 31, 2017.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company, the Bank, and Joy State Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of September 30, 2018 and December 31, 2017, that the Company, the Bank, and Joy State Bank met all capital adequacy requirements to which they were subject.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2018 and December 31, 2017, the most recent notifications from the Federal Reserve Board categorized the Company as well capitalized and most recent notifications from the Federal Deposit Insurance Corporation categorized the Bank and Joy State Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a company must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company, the Bank, or Joy State Bank’s category.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company, the Bank, and Joy State and Bank’s actual capital amounts and ratios are also presented in the following tables.

			Minimum Amount
			Required for		Minimum Amount
			Adequately		To Be Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2018
Total capital(1) (to risk-weighted assets)
Company	$396,736	12.6%	$251,761	8.0%	$—	N/A
Bank	461,120	14.8%	248,823	8.0%	311,029	10.0%
Joy State Bank	4,474	12.4%	2,876	8.0%	3,595	10.0%
Tier 1 capital(1) (to risk-weighted assets)
Company	385,492	12.2%	188,821	6.0%	—	N/A
Bank	449,982	14.5%	186,617	6.0%	248,823	8.0%
Joy State Bank	4,368	12.2%	2,157	6.0%	2,876	8.0%
Common Equity Tier 1 capital(1) (to risk-weighted assets)
Company	343,911	10.9%	141,616	4.5%	—	N/A
Bank	449,982	14.5%	139,963	4.5%	202,169	6.5%
Joy State Bank	4,368	12.2%	1,618	4.5%	2,336	6.5%
Tier 1 capital(1) (to average assets)
Company	385,492	10.1%	152,110	4.0%	—	N/A
Bank	449,982	12.0%	150,515	4.0%	188,144	5.0%
Joy State Bank	4,368	9.3%	1,878	4.0%	2,348	5.0%

			Minimum		Minimum
			Amount Required		Amount To Be
			for Adequately		Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2017
Total capital(1) (to risk-weighted assets)
Company	$355,722	13.7%	$207,657	8.0%	$—	N/A
Bank	406,638	15.7%	207,567	8.0%	259,459	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	347,411	13.4%	155,743	6.0%	—	N/A
Bank	398,327	15.4%	155,675	6.0%	207,567	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	305,830	11.8%	116,807	4.5%	—	N/A
Bank	398,327	15.4%	116,756	4.5%	168,648	6.5%
Tier I capital(1) (to average assets)
Company	347,411	10.9%	127,318	4.0%	—	N/A
Bank	398,327	12.5%	127,593	4.0%	159,491	5.0%

1	As defined by regulatory agencies.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the notional amount and fair value of interest rate locks and forward contracts utilized by the Company at September 30, 2018.  There were no material derivatives recorded at December 31, 2017.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	(Liability)
September 30, 2018	(In thousands)		(In thousands)
Interest rate lock commitments	$9,800	Derivative assets/liabilities	$68	$—
Forward contracts	15,320	Derivative assets/liabilities	6	1
Total derivative financial instruments	$25,120		$74	$1

Fair values of derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the interest rate lock commitment and the balance sheet date.  The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Interest rate lock commitments	$(95)	$—	$68	$—
Forward contracts (1)	16	—	(76)	—
Net derivative gains (losses)	$(79)	$—	(8)	$—

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2018 and December 31, 2017:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2018
Trading securities	$74,116	$—	$74,116	$—
Available-for-sale securities:
Treasury notes	3,465	3,465	—	—
Federal agencies	240,544	—	240,544	—
Equities	72	72	—	—
Municipals	—		—	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	25,628	—	25,628	—
Loans held for sale	5,888	—	5,888	—
Mortgage servicing rights	71,490	—	—	71,490
Derivative assets - interest rate lock commitments	68	—	—	68
Derivative assets - forward contracts	6	—	6	—
Derivative liabilities - interest rate lock commitments	—	—	—	—
Derivative liabilities - forward contracts	1	—	1	—

December 31, 2017
Trading securities	$140,837	$—	$140,837	$—
Available-for-sale securities:
Treasury notes	992	992	—	—
Federal agencies	374,731	—	374,731	—
Municipals	6,688	—	—	6,688
Mortgage-backed - Government-sponsored entity (GSE) - residential	25,960	—	25,960	—
Mortgage servicing rights	66,079	—	—	66,079

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended September 30, 2018 and the year ended December 31, 2017. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Mortgage servicing rights
Balance, beginning of period	$70,085	$57,557	$66,079	$53,670
Additions
Originated and purchased servicing	1,563	3,015	7,265	8,984
Acquisition of RICHMAC	—	3,970	—	3,970
Subtractions
Paydowns	(658)	(1,083)	(3,267)	(3,813)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	500	(1,437)	1,413	(789)
Balance, end of period	$71,490	$62,022	$71,490	$62,022

Available-for-sale securities - Municipals
Balance, beginning of period	$6,431	$—	$6,688	$—
Additions
Purchased securities	—	—	—	—
Subtractions
Paydowns	—	—	(257)	—
Sales	(6,431)	—	(6,431)	—
Unrealized gains (losses) included in other comprehensive income	—	—	—	—
Balance, end of period	$—	$—	$—	$—

Derivative Assets - interest rate lock commitments
Balance, beginning of period	$170	$—	$—	$—
Purchases	—	—	—	—
Changes in fair value	(102)	—	68	—
Balance, end of period	$68	$—	$68	$—

Derivative Liabilities - interest rate lock commitments
Balance, beginning of period	$7	$—	$—	$—
Purchases	—	—	—	—
Changes in fair value	(7)	—	—	—
Balance, end of period	$—	$—	$—	$—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2018 and December 31, 2017.

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
September 30, 2018
Impaired loans (collateral-dependent)	$149	$—	$—	$149
December 31, 2017
Impaired loans (collateral-dependent)	$2,126	$—	$—	$2,126

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Bank’s Chief Credit Officer’s (CCO) office.  Appraisals are reviewed for accuracy and consistency by the CCO’s office.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  These discounts and estimates are developed by the CCO’s office by comparison to historical results.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

		Valuation
	Fair Value	Technique	Unobservable Inputs	Range
	(In thousands)
At September 30, 2018:
Collateral-dependent impaired loans	$149	Market comparable properties	Marketability discount	60%
Mortgage servicing rights	$71,490	Discounted cash flow	Discount rate	8% - 13%
			Constant prepayment rate	1% - 29%
Derivative assets - interest rate lock commitments	$68	Discounted cash flow	loan closing rates	73-99%
Derivative liabilities - interest rate lock commitments	$—	Discounted cash flow	loan closing rates	73-99%

At December 31, 2017:
Collateral-dependent impaired loans	$2,126	Market comparable properties	Marketability discount	5% - 47%
Mortgage servicing rights	$66,079	Discounted cash flow	Discount rate	8% - 13%
			Constant prepayment rate	1% - 36%

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2018 and December 31, 2017.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Assets	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2018
Financial assets:
Cash and cash equivalents	$410,756	$410,756	$410,756	$—	$—
Securities purchased under agreements to resell	6,913	6,913	—	6,913	—
FHLB stock	7,608	7,608	—	7,608	—
Loans held for sale	998,514	998,514	—	998,514	—
Loans, net	1,905,859	1,913,120	—	—	1,913,120
Interest receivable	12,289	12,289	—	12,289	—
Financial liabilities:
Deposits	3,302,369	3,301,588	2,712,109	589,479	—
Line of credit	25,000	25,000	—	25,000	—
Short-term subordinated debt	39,534	39,534	—	39,534	—
FHLB advances	2,745	2,723	—	2,723	—
Interest payable	6,064	6,064	—	6,064	—

December 31, 2017
Financial assets:
Cash and cash equivalents	$359,519	$359,519	$359,519	$—	$—
Securities purchased under agreements to resell	7,043	7,043	—	7,043	—
FHLB stock	7,539	7,539	—	7,539	—
Loans held for sale	995,319	995,319	—	995,319	—
Loans, net	1,366,349	1,364,568	—	—	1,364,568
Interest receivable	8,326	8,326	—	8,326	—
Financial liabilities:
Deposits	2,943,561	2,943,173	2,534,605	408,568	—
Line of credit	25,000	25,000	—	25,000	—
Short-term subordinated debt	30,000	30,000	—	30,000	—
FHLB advances	1,612	1,620	—	1,620	—
Interest payable	2,817	2,817	—	2,817	—

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7:   Earnings Per Share

Earnings per share were computed as follows:

	Three Month Periods Ended September 30,
	2018			2017
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$16,739			$10,467
Dividends on preferred stock	(833)			(833)
Net income allocated to common shareholders	$15,906			$9,634
Basic earnings per share		28,694,036	$0.55		21,310,199	$0.45
Effect of dilutive securities-restricted stock awards		33,786			18,038
Diluted earnings per share		28,727,822	$0.55		21,328,237	$0.45

	Nine Month Periods Ended September 30,
	2018			2017
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$47,452			$34,355
Dividends on preferred stock	(2,498)			(2,497)
Net income allocated to common shareholders	$44,954			$31,858
Basic earnings per share		28,692,591	$1.57		21,180,384	$1.50
Effect of dilutive securities-restricted stock awards		27,149			13,473
Diluted earnings per share		28,719,740	$1.57		21,193,857	$1.50

Note 8:   Share-Based Payment Plans

During 2016, the Board of Directors adopted an incentive restricted stock plan for certain executive officers of the Company (the “2016 Plan”).  Annual awards under the 2016 Plan could be earned subject to certain performance metrics and the participating executive officer could elect annually to receive the plan benefit in the form of Company common shares or a combination of 50% each of common shares and cash.  During the three months ended September 30, 2018 and September 30, 2017, the Company did not issue any shares pursuant to the 2016 Plan.   During the nine months ended September 30, 2018 and September 30, 2017, the Company issued 7,039 and 3,200 shares, respectively, under the 2016 Plan pursuant to the satisfactions of conditions for prior awards. No additional awards will be made under the 2016 Plan.  On July 5, 2017, the Company’s shareholders approved, and the Company adopted the Merchants Bancorp 2017 Equity Incentive Plan (the “2017 Plan”).  The Company began granting awards under the 2017  Plan in early 2018, but as of September 30,2018 no shares have been issued under the 2017 Plan.

During 2018, the Compensation Committee of the Board of Directors approved a plan for non-executive directors to receive a portion of their annual fees in the form of common stock equal to $10,000, rounded up to the nearest whole share.  Accordingly, there were 1,830 total shares issued during the nine months ended September 30, 2018, reflecting $50,000 in expenses.  No shares were issued to directors during the three months ended September 30, 2018.

Note 9:   Segment Information

Our business segments are defined as Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. The reportable business segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company. The Multi-family Mortgage Banking segment originates and services government sponsored mortgages

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The tables below present selected business segment financial information for the three and nine months ended September 30, 2018 and 2017.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Three Months Ended September 30, 2018
Total interest income	$201	$16,335	$20,341	$700	$37,577
Total interest expense	—	7,289	7,835	(1,029)	14,095
Net interest income	201	9,046	12,506	1,729	23,482
Provision for loan losses	—	227	390	—	617
Net interest income after provision for loan losses	201	8,819	12,116	1,729	22,865
Total noninterest income	10,874	779	818	(564)	11,907
Noninterest expense	4,346	1,998	3,740	2,365	12,449
Income before income taxes	6,729	7,600	9,194	(1,200)	22,323
Income taxes	1,866	1,946	2,093	(321)	5,584
Net income (loss)	$4,863	$5,654	$7,101	$(879)	$16,739
Total assets	$152,035	$1,624,375	$2,010,485	$20,054	$3,806,949

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Three Months Ended September 30, 2017
Total interest income	$101	$13,795	$12,110	$—	$26,006
Total interest expense	—	3,657	4,102	(143)	7,616
Net interest income	101	10,138	8,008	143	18,390
Provision for loan losses	—	(155)	747	—	592
Net interest income after provision for loan losses	101	10,293	7,261	143	17,798
Total noninterest income	6,636	776	644	—	8,056
Noninterest expense	2,713	2,109	2,510	1,610	8,942
Income before income taxes	4,024	8,960	5,395	(1,467)	16,912
Income taxes	1,534	3,414	2,056	(559)	6,445
Net income (loss)	$2,490	$5,546	$3,339	$(908)	$10,467
Total assets	$135,530	$1,192,377	$1,964,083	$(54,505)	$3,237,485

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Nine Months Ended September 30, 2018
Total interest income	$472	$42,850	$56,122	$1,294	$100,738
Total interest expense	—	16,499	20,748	(2,305)	34,942
Net interest income	472	26,351	35,374	3,599	65,796
Provision for loan losses	—	1,185	1,836	—	3,021
Net interest income after provision for loan losses	472	25,166	33,538	3,599	62,775
Total noninterest income	32,000	1,949	2,333	(1,432)	34,850
Noninterest expense	11,946	5,919	10,373	6,481	34,719
Income before income taxes	20,526	21,196	25,498	(4,314)	62,906
Income taxes	5,414	5,138	5,932	(1,030)	15,454
Net income	$15,112	$16,058	$19,566	$(3,284)	$47,452
Total assets	$152,035	$1,624,375	$2,010,485	$20,054	$3,806,949

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Nine Months Ended September 30, 2017
Total interest income	$280	$36,307	$30,890	$—	$67,477
Total interest expense	—	9,738	10,444	(350)	19,832
Net interest income	280	26,569	20,446	350	47,645
Provision for loan losses	—	250	822	—	1,072
Net interest income after provision for loan losses	280	26,319	19,624	350	46,573
Total noninterest income	29,084	2,079	1,610	—	32,773
Noninterest expense	7,085	5,839	7,028	3,892	23,844
Income before income taxes	22,279	22,559	14,206	(3,542)	55,502
Income taxes	8,489	8,595	5,413	(1,350)	21,147
Net income	$13,790	$13,964	$8,793	$(2,192)	$34,355
Total assets	$135,530	$1,192,377	$1,964,083	$(54,505)	$3,237,485

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

(Unaudited)

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

As an emerging growth company, these amendments are effective for annual reporting periods beginning after December 15, 2018, and for interim periods within annual periods beginning after December 15, 2019. The Company’s revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09.    The Company has evaluated the impact of adopting ASU 2014-09, but does not expect the impact to have a material impact on the Company’s financial position or results of operations.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

FASB ASU 2016‑13, Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU 2016‑13, “Financial Instruments—Credit Losses”. The amendments in this ASU replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. ASU 2016‑13 replaces the incurred loss impairment methodology with a new methodology that reflects expected credit losses over the lives of the loans and requires consideration of a broader range of information to form credit loss estimates. The ASU requires an organization to estimate all expected credit losses for financial assets measured at amortized cost, including loans and held‑to‑maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts. Additional disclosures are required.

As an emerging growth company, ASU 2016‑13 is effective, for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years beginning after December 15, 2021.   The Company has established a cross-functional committee that is developing a project plan to review modeling data currently available and technology needed to ensure compliance of this standard.  The committee has also met with multiple vendors to potentially assist in generating specific loan level details within our core systems, as well as compiling peer and industry data that would be useful in our modeling forecasts. While the Company generally expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, the Company cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial statements.  Management continues to expect that the implementation of this ASU may increase the balance of the allowance for loan losses and is continuing to evaluate the potential impact on the Company’s financial position and results of operations.

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

•	compliance with governmental and regulatory requirements, including the Dodd‑Frank Act and others relating to banking, consumer protection, securities and tax matters;
•	our ability to maintain licenses required in connection with multi‑family mortgage origination, sale and servicing operations;
•	our ability to identify and address cyber‑security risks, fraud and systems errors;
•	our ability to effectively execute our strategic plan and manage our growth;
•	changes in our senior management team and our ability to attract, motivate and retain qualified personnel;
•	governmental monetary and fiscal policies, and changes in market interest rates;
•	liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;
•	incremental costs and obligations associated with operating as a public company;
•	effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation; and
•	changes in federal tax law or policy.

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

Merchants Bancorp

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at September 30, 2018 and results of operations for the three and nine months ended September 30, 2018 and 2017, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this Form 10-Q.

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

Financial Condition

As of September 30, 2018, we had approximately $3.8 billion in total assets, $3.3 billion in deposits, and $407.3 million in total shareholders’ equity. Total assets as of September 30, 2018, included approximately $410.8 million of cash and cash equivalents, $1.0 billion of loans held for sale and $1.9 billion of loans held for investment. It also

Merchants Bancorp

includes $74.1 million of trading securities that represent pre-sold multi-family rental real estate loan originations in primarily Government National Mortgage Association (“GNMA”) mortgage backed securities pending settlements that typically occur within 30 days. There are $269.7 million of available for sale securities that are match funded with related custodial deposits. There are restrictions on the types of securities, as these are funded by certain custodial deposits where we set the cost of deposits based on the yield of the related securities. Mortgage servicing rights were $71.5 million at September 30, 2018 based on the fair value of the multi-family rental real estate loan servicing, which are primarily GNMA servicing rights with 10-year call protection.

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Total Assets.    Total assets increased $413.8 million, or 12%, to $3.8 billion at September 30, 2018 from $3.4 billion at December 31, 2017. The increase was due primarily to increases in net loans receivable of $539.5 million, which were partially offset by decreases in available for sale securities of $138.7 million and trading securities of $66.7 million.

Cash and Cash Equivalents.   Cash and cash equivalents increased $51.2 million, or 14%, to $410.8 million at September 30, 2018 from $359.5 million at December 31, 2017.

Trading Securities.    Trading securities decreased $66.7 million, or 47%, to $74.1 million at September 30, 2018, from $140.8 million at December 31, 2017. The trading securities represent loans that our banking subsidiary, Merchants Bank of Indiana (the “Bank”), has funded and are held pending settlement, primarily as GNMA mortgage-backed securities with a firm investor commitment to purchase the securities.

Securities Available-for-Sale.    Investment securities available-for-sale decreased $138.7 million, or 34%, to $269.7 million at September 30, 2018 from $408.4 million at December 31, 2017. The decrease in securities available-for-sale was primarily due to calls, maturities, sales, and repayments of securities totaling $177.8 million during the period, partially offset by purchases of $36.3 million.  The decrease reflects a strategic decision to replace some securities with reciprocal deposits that provide FDIC insurance for our customers, which allows us to utilize funds more effectively to fund loans. We invest in available for sale securities primarily using funds from escrow deposits held at the Bank received in connection with our multi-family mortgage servicing activities.

The available for sale securities are funded by, and paired with as to interest rates, escrow custodial deposits held at the Bank on loans serviced by us. This portfolio of securities is structured to achieve a favorable interest rate spread. The balance of these securities closely approximates the balances of the escrow custodial accounts on an ongoing basis.

Loans Held for Sale.    Loans held for sale, comprised primarily of single-family residential real estate loan participations, increased $9.1 million, or 1%, to $1.0 billion at September 30, 2018 from $995.3 million at December 31, 2017. The increase in loans held for sale was due primarily to a $100.7 million increase in balances at the Bank, partially offset by a $91.6 million decrease at the Bank’s subsidiary, Natty Mac Funding, Inc. (“NMF”). The increase in capital from our initial public offering has allowed us to reduce loan participation activity through NMF and hold more loans at the Bank.

Loans Receivable, Net.    Loans receivable, net, which are comprised of loans held for investment, increased  $539.5 million, or 39%, to $1.9 billion at September 30, 2018 compared to December 31, 2017. The increase in net loans was comprised primarily of:

•	an increase of $209.6 million, or 40%, in multi-family and healthcare financing loans, to $738.9 million at September 30, 2018,
•	an increase of $181.4 million, or 81%, in mortgage warehouse lines of credit, to $406.3 million at September 30, 2018,

Merchants Bancorp

•	an increase of $69.6 million, or 21%, increase in residential real estate loans, to $400.0 million at September 30, 2018, and
•	an increase of $61.5 million, or 27%, in commercial and commercial real estate loans, to $290.1 million at September 30, 2018.

The increase in multi-family and healthcare financing was due to higher origination volume during the nine months ended September 30, 2018. The increase in mortgage warehouse lines of credit was despite an industry decline in volume. There was a 3.4% industry decline in single-family residential loan volumes from the nine months ended September 30, 2017 to the nine months ended September 30, 2018, according to the Mortgage Bankers Association. This compares to the 0.3% increase in mortgage warehouse volumes we reported during the same period. The increase in residential real estate was primarily due to a $56.1 million, or 25%, increase in our first-lien home equity line of credit (HELOC) product line, which grew from $222.7 million at December 31, 2017, to $278.8 million at September 30, 2018.    The increase in commercial loans was due primarily to an increase in warehouse lending related loans secured by mortgage servicing rights or other assets.

Mortgage Servicing Rights.    Mortgage servicing rights increased $5.4 million, or 8%, to $71.5 million at September 30, 2018 compared to December 31, 2017. During the nine months ended September 30, 2018, additions included originated and purchased servicing of  $7.3 million, and a fair value increase of $1.4 million.  These increases were partially offset by a reduction for paydowns of $3.3 million.    Mortgage servicing rights are recognized in connection with sales of multi-family loans when we retain servicing of the sold loans, as well as upon purchases of loan servicing portfolios. The mortgage servicing rights are recorded and carried at fair value.

Deposits.    Deposits increased $358.8 million, or 12%, to $3.3 billion at September 30, 2018 from $2.9 billion at December 31, 2017. Interest bearing deposits increased $642.6 million, or 28%, to $3.0 billion at September 30, 2018, and noninterest bearing deposits decreased $283.8 million, or 46%, to $336.9 million at September 30, 2018.  Demand deposits increased $299.1 million, or 23%, to $1.6 billion at September 30, 2018, savings deposits decreased $121.6 million, or 10%, to $1.1 billion at September 30, 2018, while certificates of deposit accounts increased $181.3 million, or 44%, to $590.3 million at September 30, 2018. The change in certificates of deposit accounts was largely due to the level of brokered deposits outstanding period to period. Brokered certificates of deposit accounts increased $180.0 million, or 52%, to $527.0 million at September 30, 2018 from $347.0 million at December 31, 2017. Brokered savings deposits decreased $117.3 million, or 30%, to $272.2 million at September 30, 2018 from $389.5 million at December 31, 2017. In total, brokered deposits decreased $97.8 million, or 10%, to $843.7 million at September 30, 2018 from $941.5 million at December 31, 2017.  Brokered deposits represented 26% of total deposits at September 30, 2018, compared with 32% at December 31, 2017.

Borrowings.    Borrowings totaled $67.3 million at September 30, 2018, an increase of $10.7 million, or 19%, from December 31, 2017, in order to maintain an appropriate level of cash to fund our businesses.

Total Shareholders’ Equity.    Total shareholders’ equity increased $39.9 million, or 11%, to $407.3 million at September 30, 2018 from $367.5 million at December 31, 2017. The increase resulted primarily from net income of $47.5 million,  which was partially offset by dividends paid on preferred and common shares of $2.5 million and $5.2 million, respectively, during the period.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

General.    Net income for the three months ended September 30, 2018 was $16.7 million, an increase of $6.3 million, or 60%, from net income of $10.5 million for the three months ended September 30, 2017. The increase was due primarily to a $5.1 million increase in net interest income, a $3.9 million increase in noninterest income, and a  $861,000 decrease in the provision for income taxes, which were partially offset by a $3.5 million increase in non-interest expense.

Merchants Bancorp

Interest Income.    Interest income increased $11.6 million, or 44%, to $37.6 million for the three months ended September 30, 2018, compared with the three months ended September 30, 2017. This increase was primarily attributable to a $10.0 million increase in interest on loans and loans held for sale, a $1.2 million increase in interest on other interest-earning deposits, and a  $282,000 increase in interest on available-for-sale securities.

The average balance of loans, including loans held for sale, during the three months ended September 30, 2018 increased $577.4 million, or 27%, to $2.7 billion from $2.1 billion for the three months ended September 30, 2017, while the average yield on loans increased 59 basis points, to 4.75%, for the three months ended September 30, 2018, compared to 4.16% for the three months ended September 30, 2017. The increase in the average yield on loans was due to the overall increase in interest rates in the economy period to period.

The average balance of other interest-earning assets increased $97.5 million, or 24%, to $510.1 million for the three months ended September 30, 2018 from $412.7 million for the three months ended September 30, 2017, while the average yield increased 71 basis points to 2.09% for the three months ended September 30, 2018.

The average balance of available-for-sale securities decreased $51.0 million, or 13%, to $355.6 million for the three months ended September 30, 2018, compared with  $406.5 million for the three months ended September 30, 2017, and the average yield increased 49 basis points to 1.72% for the three months ended September 30, 2018.

The average balance of trading securities decreased $15.5 million, or 10%, to $137.4 million for the three months ended September 30, 2018, compared to $152.8 million for the three months ended September 30, 2017, while the average yield increased 37 basis points to 3.75% for the three months ended September 30, 2018.

Interest Expense.    Total interest expense increased $6.5 million, or 85%, to $14.1 million for the three months ended September 30, 2018, compared with the three months ended September 30, 2017.

Interest expense on deposits increased $6.0 million, or 106%, to $11.7 million for the three months ended September 30, 2018 from the three months ended September 30, 2017. The increase was attributable to a 75 basis point increase in the average cost of interest-bearing deposits, to 1.80% for the three months ended September 30, 2018 from 1.05% for the same period in 2017, and an increase in the average balance of interest-bearing deposits of $444.6 million, or 21%, to $2.6 billion for the three months ended September 30, 2018. The increase in the cost of deposits was primarily due to the overall increase in interest rates in the economy period to period and growth in the volume of certificates of deposits.

Interest expense on borrowings increased $468,000, or 24%, to $2.4 million for the three months ended September 30, 2018 from $2.0 million for the three months ended September 30, 2017. The increase was due primarily to a $9.7 million, or 15%, increase in the average balance of borrowings outstanding and a 92 basis point increase in the average cost of borrowings of 12.96%, compared to 12.04% for the three months ended September 30, 2017.  The higher cost of borrowings was primarily due to a higher level of short-term subordinated debt in the mix during the three months ended September 30, 2018, compared with the three months ended September 30, 2017.  These debt instruments carry a higher cost than our other categories of borrowing.  The terms of our subordinated debt include a variable interest rate equal to the one-month LIBOR rate plus an applicable margin. Additionally, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated.  As a result of these payments, the effective cost of borrowings increased from 4.71% and 3.06%, to 12.96% and 12.04% for the three months ended September 30, 2018 and 2017, respectively.

Net Interest Income.     Net interest income increased $5.1 million, or 28%, to $23.5 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was due to the overall growth in our interest-earning assets period to period, partially offset by a 4 basis point decrease in our interest rate spread, to 1.94%, for the three months ended September 30, 2018 from 1.98% for the three months ended September 30, 2017. Our net interest margin increased to 2.53% for the three months ended September 30, 2018 from 2.38% for the three months ended September 30, 2017.

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

	Three Months Ended September 30,
	2018			2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest bearing deposits, and other	$510,115	$2,681	2.09%	$412,663	$1,431	1.38%
Securities available for sale	355,564	1,541	1.72%	406,517	1,259	1.23%
Trading securities	137,351	1,299	3.75%	152,799	1,300	3.38%
Loans and loans held for sale	2,677,449	32,056	4.75%	2,100,028	22,016	4.16%
Total interest earning assets	3,680,479	37,577	4.05%	3,072,007	26,006	3.36%
Allowance for loan losses	(10,695)			(7,073)
Noninterest-earning assets	159,388			113,953
Total assets	$3,829,172			$3,178,887

Liabilities/Equity:
Interest bearing checking	$853,066	4,471	2.08%	$623,893	1,757	1.12%
Savings deposits	148,348	109	0.29%	344,922	223	0.26%
Money market	997,046	4,294	1.71%	866,010	2,787	1.28%
Certificates of deposit	577,233	2,796	1.92%	296,288	892	1.19%
Total deposits	2,575,693	11,670	1.80%	2,131,113	5,659	1.05%
Borrowings	74,227	2,425	12.96%	64,509	1,957	12.04%
Total interest bearing liabilities	2,649,920	14,095	2.11%	2,195,622	7,616	1.38%
Noninterest bearing deposits	748,312			715,346
Noninterest bearing liabilities	27,183			30,910
Total liabilities	3,425,415			2,941,878
Equity	403,757			237,009
Total liabilities and equity	$3,829,172			$3,178,887
Net interest income		$23,482			$18,390
Interest rate spread			1.94%			1.98%
Net interest-earning assets	$1,030,559			$876,385
Net interest margin			2.53%			2.38%
Average interest-earning assets to average interest-bearing liabilities			138.89%			139.92%

Provision for Loan Losses.    We recorded a provision for loan losses of $617,000 for the three months ended September 30, 2018, an increase of $25,000, over the three months ended September 30, 2017.  The allowance for loan losses was $11.2 million, or 0.59% of total loans, at September 30, 2018, compared to $8.3 million, or 0.60% of total loans, at December 31, 2017 and $7.5 million, or 0.62%, at September 30, 2017.  Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $1.9 million at September 30, 2018, compared to $3.1 million at December 31, 2017 and $2.9 million at September 30, 2017. Special Mention (Watch) loans were $66.4 million at September 30, 2018, compared to $16.3 million at December 31, 2017 and $14.9 million at September 30, 2017.    The increase compared to December 31, 2017 and September 30, 2017 primarily reflected the active monitoring of certain construction projects with cost over-runs that were funded by the borrowers.  The loan payments on these projects have remained current.    Classified (substandard, doubtful and loss) loans were $9.3 million at September 30, 2018, $7.3

Merchants Bancorp

million at December 31, 2017 and $5.0 million at September 30, 2017.  Total loans greater than 30 days past due were $3.0 million at September 30, 2018, $4.3 million at December 31, 2017 and $10.6 million at September 30, 2017. We had $74,000 reversal of charge-offs and $36,000 reversal of recoveries during the three months ended September 30, 2018.  For the three months ended September 30, 2017,  there were no charge-offs or recoveries. As a percentage of nonperforming loans, the allowance for loan losses was 590.2% at September 30, 2018 compared to 264.7% at December 31, 2017 and 259.4% at September 30, 2017.  The increase compared to December 31, 2017 and September 30, 2017 was primarily due to the decrease in nonperforming loans.

Noninterest Income.    Noninterest income increased $3.9 million, or 48%, to $11.9 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was primarily due to an increase of $1.9 million in net loan servicing fees and an increase of $1.6 million in gain on sale of loans.  Loan servicing fees included a $500,000 increase in the fair value of mortgage servicing rights for the three months ended September 30, 2018, compared with a decrease of $1.4 million for the three months ended September 30, 2017.    The gain on sale of loans amounted to $8.8 million during the three months ended September 30, 2018, compared to $7.2 million in the year earlier period, an increase of 23%, due primarily to an increase in the volume of multi-family rental real estate loan sales in the secondary market.    The higher gain on sale, relative to volume of secondary market loans, reflected a mix of business with a higher concentration of originated loans than acquired loans during the three months ended September 30, 2018.

Noninterest Expense.    Noninterest expense increased $3.5 million, or 39%, to $12.4 million for the three months ended September 30, 2018 compared with  $8.9 million for the three months ended September 30, 2017. The increase was due primarily to a $2.5 million, or 47% increase in salaries and employee benefits. The increase in salaries and employee benefits was due primarily to an increase in the number of employees resulting from business growth, higher commissions related to higher multi-family volume, and additional hiring associated with becoming a publicly traded company.  Despite the increase in salaries and benefits, the efficiency ratio was at 35.2% in the second quarter of 2018, compared with 33.8% the second quarter of 2017.

Income Taxes.    Income tax expense decreased $861,000, or 13%, to $5.6 million for the three months ended September 30, 2018 from the three months ended September 30, 2017. The decrease was due primarily to the lower tax rates under the recent federal income tax reform legislation, partially offset by a  32%  increase in pretax income period to period. The effective tax rate was 25.0% for the three months ended September 30, 2018 and 38.1% for the three months ended September 30, 2017.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017

General.    Net income for the nine months ended September 30, 2018 was $47.5 million, an increase of $13.1 million, or 38%, from net income of $34.4 million for the nine months ended September 30, 2017. The increase was due primarily to a $18.2 million increase in net interest income,  a $5.7 million decrease in the provision for income taxes, and a $2.1 million increase in noninterest income, which were partially offset by a  $10.9 million increase in non-interest expense, and a $1.9 million increase in the provision for loan losses.

Interest Income.    Interest income increased $33.3 million, or 49%, to $100.7 million for the nine months ended September 30, 2018 from $67.5 million for the nine months ended September 30, 2017. This increase was primarily attributable to a $28.6 million increase in interest on loans and loans held for sale, a $3.4 million increase in interest on other interest-earning deposits, and a $1.5 million increase in interest on available-for-sale securities, which were partially offset by a $347,000 decrease in interest on trading securities.

The average balance of loans, including loans held for sale, during the nine months ended September 30, 2018 increased $605.2 million, or 33%, to $2.5 billion from $1.8 billion for the nine months ended September 30, 2017, while the average yield on loans increased 55 basis points to 4.66% for the nine months ended September 30, 2018 compared to 4.11% for the nine months ended September 30, 2017. The increase in the average yield on loans was due to the overall increase in interest rates in the economy period to period.

Merchants Bancorp

The average balance of other interest-earning assets increased $87.4 million, or 21%, to $495.2 million for the nine months ended September 30, 2018 from $407.8 million for the nine months ended September 30, 2017, while the average yield increased 73 basis points to 1.83% for the nine months ended September 30, 2018.

The average balance of available-for-sale securities increased $26.4 million, or 7%, to $393.0 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, and the average yield increased 44 basis points to 1.60% for the nine months ended September 30, 2018.

The average balance of trading securities decreased $25.4 million, or 15%, to $144.8 million for the nine months ended September 30, 2018 compared to $170.2 million for the nine months ended September 30, 2017, while the average yield increased 25 basis points to 3.49% for the nine months ended September 30, 2018.

Interest Expense.    Total interest expense increased $15.1 million, or 76%, to $34.9 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Interest expense on deposits increased $14.3 million, or 101%, to $28.4 million for the nine months ended September 30, 2018 from the nine months ended September 30, 2017. The increase was primarily due to a 58 basis point increase in the average cost of interest-bearing deposits, to 1.55% for the nine months ended September 30, 2018 from 0.97% for the same period in 2017, and an increase in the average balance of interest-bearing deposits of $502.1 million, or 26%, to $2.5 billion for the nine months ended September 30, 2018. The increase in average balances was primarily due to the addition of certificates of deposit and interest bearing checking customers. The increase in the cost of deposits was due to the overall increase in interest rates in the economy period to period.

Interest expense on borrowings increased $853,000, or 15%, to $6.5 million for the nine months ended September 30, 2018 from $5.7 million for the nine months ended September 30, 2017. The increase was due primarily to a $7.8 million, or 13%, increase in the average balance outstanding period to period, and a  27 basis point increase in the average cost of borrowings to 12.48%, compared to 12.21% for the nine months ended September 30, 2017.  The higher cost of borrowings was primarily due to a higher level of short-term subordinated debt in the mix during the nine months ended September 30, 2018, compared with the nine months ended September 30, 2017.  These debt instruments carry a higher cost than our other categories of borrowing.  The terms of our subordinated debt include a variable interest rate equal to the one-month LIBOR rate plus an applicable margin. Additionally, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated. As a result of these payments, the effective cost of borrowings increased from 6.67% and 5.36%, to 12.48% and 12.21% for the nine months ended September 30, 2018 and 2017, respectively.

Net Interest Income.     Net interest income increased $18.2 million, or 38%, to $65.8 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was due to a  9 basis point increase in our interest rate spread, to 2.01%, for the nine months ended September 30, 2018 from 1.92% for the nine months ended September 30, 2017, coupled with the overall growth in our interest-earning assets period to period. Our net interest margin increased to 2.52% for the nine months ended September 30, 2018 from 2.28% for the nine months ended September 30, 2017.

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

	Nine Months Ended September 30,
	2018			2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest bearing deposits, and other	$495,217	$6,795	1.83%	$407,803	$3,357	1.10%
Securities available for sale	393,029	4,708	1.60%	366,604	3,175	1.16%
Trading securities	144,812	3,777	3.49%	170,210	4,124	3.24%
Loans and loans held for sale	2,453,830	85,458	4.66%	1,848,631	56,821	4.11%
Total interest earning assets	3,486,888	100,738	3.86%	2,793,248	67,477	3.23%
Allowance for loan losses	(9,925)			(6,746)
Noninterest-earning assets	150,898			109,241
Total assets	$3,627,861			$2,895,743

Liabilities/Equity:

Interest bearing checking	$763,274	10,192	1.79%	$555,632	4,362	1.05%
Savings deposits	264,391	513	0.26%	323,953	617	0.25%
Money market	877,682	10,446	1.59%	853,221	7,515	1.18%
Certificates of deposit	553,111	7,276	1.76%	223,590	1,676	1.00%
Total deposits	2,458,458	28,427	1.55%	1,956,396	14,170	0.97%
Borrowings	69,811	6,515	12.48%	62,005	5,662	12.21%
Total interest bearing liabilities	2,528,269	34,942	1.85%	2,018,401	19,832	1.31%
Noninterest bearing deposits	682,998			623,399
Noninterest bearing liabilities	26,834			30,119
Total liabilities	3,238,101			2,671,919
Equity	389,760			223,824
Total liabilities and equity	$3,627,861			$2,895,743
Net interest income		$65,796			$47,645
Interest rate spread			2.01%			1.92%
Net interest-earning assets	$958,619			$774,847
Net interest margin			2.52%			2.28%
Average interest-earning assets to average interest-bearing liabilities			137.92%			138.39%

Provision for Loan Losses.    We recorded a provision for loan losses of $3.0 million for the nine months ended September 30, 2018, an increase of $1.9 million, over the nine months ended September 30, 2017.  The allowance for loan losses was $11.2 million, or 0.59% of total loans, at September 30, 2018, compared to $8.3 million, or 0.60% of total loans, at December 31, 2017 and $7.5 million, or 0.62%, at September 30, 2017. Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $1.9 million at September 30, 2018, compared to $3.1 million at December 31, 2017 and $2.9 million at September 30, 2017. Special Mention (Watch) loans were $66.4 million at September 30, 2018, compared to $16.3 million at December 31, 2017 and $14.9 million at September 30, 2017.  The increase compared to December 31, 2017 and September 30, 2017 primarily reflected the active monitoring of

Merchants Bancorp

certain construction projects with cost over-runs that were funded by the borrowers.  The loan payments on these projects have remained current.     Classified (substandard, doubtful and loss) loans were $9.3 million at September 30, 2018, $7.3 million at December 31, 2017 and $5.0 million at September 30, 2017.  Total loans greater than 30 days past due were $3.0 million at September 30, 2018, $4.3 million at December 31, 2017 and $10.6 million at September 30, 2017. We had $89,000 charge-offs and no recoveries during the nine months ended September 30, 2018 and $135,000 in recoveries and no charge-offs for the nine months ended September 30, 2017. As a percentage of nonperforming loans, the allowance for loan losses was 590.2% at September 30, 2018 compared to 264.7% at December 31, 2017 and 259.4% at September 30, 2017.    The increase compared to December 31, 2017 and September 30, 2017 was primarily due to the decrease in nonperforming loans.

Noninterest Income.    Noninterest income increased $2.1 million, or 6%, to $34.9 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017,  primarily due to an increase of $1.8 million in loan servicing fees, partially offset by a $265,000 decrease in gain on sale of loans.  The gain on sale of loans amounted to $27.5 million during the nine months ended September 30, 2018, compared to $27.8 million in the year earlier period, a decrease of 1%, due primarily to a decrease in the volume of multi-family rental real estate loan sales in the secondary market.  The lower gain on sale, relative to volume of secondary market loans, reflected a mix of business with a higher concentration of acquired loans than originated loans during the nine months ended September 30, 2018.    Noninterest income for the nine months ended September 30, 2018 included a $1.4 million increase in the fair value of mortgage servicing rights, compared to a  $789,000 decrease for the nine months ended September 30, 2017.

Noninterest Expense.    Noninterest expense increased $10.9 million, or 46%, to $34.7 million for the nine months ended September 30, 2018 compared to $23.8 million for the nine months ended September 30, 2017. The increase was due primarily to a $7.2 million, or 50% increase in salaries and employee benefits. The increase in salaries and employee benefits was due primarily to an increase in the number of employees resulting from business growth, higher commissions related to higher multi-family volume, and additional hiring associated with becoming a publicly traded company.  Despite the increase in salaries and benefits, the efficiency ratio was 34.5%  for the nine months ended September 30, 2018, compared with 29.7%  for the nine months ended September 30, 2017.

Income Taxes.    Income tax expense decreased $5.7 million, or 27%, to $15.5 million for the nine months ended September 30, 2018 from the nine months ended September 30, 2017. The decrease was due primarily to the lower tax rates under the recent federal income tax reform legislation, partially offset by a 13% increase in pretax income period to period. The effective tax rate was 24.6% for the nine months ended September 30, 2018 and 38.1% for the nine months ended September 30, 2017.

Our Segments

We operate in three primary segments: Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. We believe that the Bank’s subsidiary, Merchants Mortgage Corp. (“MCC”), which operates in our Multi-Family Mortgage Banking segment, is one of the largest FHA lenders and GNMA servicers in the country based on aggregate loan principal value. MCC originated and acquired  $1.8 billion loans during the nine months ended September 30, 2018 and services $8.6 billion as of September 30, 2018. The servicing portfolio is primarily GNMA and is a significant source of our noninterest income and deposits.

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

The Banking segment includes retail banking, commercial lending, agricultural lending, retail and correspondent residential mortgage banking, and SBA lending. Banking operates primarily in the Indianapolis metropolitan and Randolph County Indiana markets except for correspondent mortgage banking which, like Multi-family Mortgage

Merchants Bancorp

Banking and Mortgage Warehousing, is a national business. The Banking segment has a well-diversified customer and borrower base and has experienced significant growth over the past three years. These segments diversify the net income of the Bank and provide synergies across the segments. The strategic opportunities include that MCC loans are funded by the Banking segment and the Banking segment provides GNMA custodial services to MCC. The securities available for sale funded by MCC custodial deposits are pledged to the FHLBI to provide advance capacity during periods of high residential loan volume for mortgage warehousing. Mortgage Warehousing provides leads to correspondent residential lending in the banking segment. Retail and commercial customers provide cross selling opportunities within the banking segment. These and other synergies form a part of our strategic plan.

For the three months ended September 30, 2018 and 2017, we had total net income of $16.7 million and $10.5 million, respectively, and for the nine months ended September 30, 2018 and 2017, we had total net income of $47.5 million and $34.4 million, respectively. Net income for our three segments for the respective periods was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Multi-family Mortgage Banking	$4,863	$2,490	$15,112	$13,790
Mortgage Warehousing	5,654	5,546	16,058	13,964
Banking	7,101	3,339	19,566	8,793
Other	(879)	(908)	(3,284)	(2,192)

Total	$16,739	$10,467	$47,452	$34,355

Multi-family Mortgage Banking.    The Multi-family Mortgage Banking segment reported net income for the three months ended September 30, 2018, of $4.9 million, an increase of $2.4 million, or 95%, from the $2.5 million reported for the three months ended September 30, 2017. The increase was primarily due to a $4.2 million increase in noninterest income, primarily associated with an increase in loan servicing fees and gain on sale of loans, partially offset by a $1.6 increase in noninterest expenses, reflecting higher salaries and employee benefits and higher commissions related to higher volume.  The volume of loans originated and acquired for sale in the secondary market increased by $70.9 million, or 50%, to $211.8 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The higher gain on sale, relative to volume of secondary market loans, reflected a mix of business with a higher concentration of originated loans than acquired loans during the three months ended September 30, 2018.  During the three months ended September 30, 2018, noninterest income  included a $500,000 increase in the fair value of the mortgage servicing rights asset, compared with  a  $1.4 million decrease for the three months ended September 30, 2017.

The Multi-family Mortgage Banking segment reported net income for the nine months ended September 30, 2018, of $15.1 million, an increase of $1.3 million, or 10%, from the $13.8 million reported for the nine months ended September 30, 2017. The increase was primarily due to a decrease of $3.1 million in income taxes and a $2.9 million increase in noninterest income associated with higher loan servicing fees, partially offset by a  $4.9 million increase in noninterest expense. The increase in noninterest expense was primarily due to an increase in the number of employees associated with business growth and higher commissions related to higher volume. The volume of loans originated and acquired for sale in the secondary market increased by $126.5 million, or 19%, to $796.0 million for the nine months ended September 30, 2018, compared with the nine months ended September 30, 2017.   The lower gain on sale portion of noninterest income, relative to volume of secondary market loans, reflected a mix of business with a higher concentration of acquired loans than originated loans during the nine months ended September 30, 2018. Noninterest income also included a $1.4 million fair value increase to our mortgage servicing rights asset for the nine months ended September 30, 2018, compared with a  $789,000 decrease for the nine months ended September 30, 2017.

Mortgage Warehousing.    The Mortgage Warehousing segment reported net income for the three months ended September 30, 2018, of $5.7 million, an increase of $108,000, or 2%, over the $5.5 million reported for the three months ended September 30, 2017. The increase was comprised primarily of a $1.5 million decrease in income taxes due to tax

Merchants Bancorp

reform, partially offset by a  $1.1 million, or 11%, decrease in net interest income, primarily associated with higher costs of deposits.  The volume of loans funded during the three months ended September 30, 2018 amounted to $6.5 billion, an increase of $251.8 million, or 4.0%, compared to the same period in 2017. This compared favorably to the 3.0% industry decline in single-family residential loan volumes from the three months ended September 30, 2017 to the three months ended September 30, 2018, according to the Mortgage Bankers Association.

    The Mortgage Warehousing segment reported net income for the nine months ended September 30, 2018, of $16.1 million, an increase of $2.1 million, or 15%, over the $14.0 million reported for the nine months ended September 30, 2017. The increase was comprised primarily of a $3.5 million decrease in income tax expense due to tax reform, partially offset by a $935,000 increase in the provision for loan losses and a $218,000 decrease net interest income, primarily associated with higher costs of deposits. The volume of loans funded during the nine months ended September 30, 2018 amounted to $17.4 billion, an increase of $57.6 million, or 0.3%, compared to the same period in 2017. This compared favorably to the 3.4% industry decline in single-family residential loan volumes from the nine months ended September 30, 2017 to the nine months ended September 30, 2018, according to the Mortgage Bankers Association.

Banking.    The Banking segment reported net income for the three months ended September 30, 2018, of $7.1 million, an increase of $3.8 million, or 113%, over the three months ended September 30, 2017. The increase was comprised primarily of a $4.5 million increase in net interest income, including an increase in both the average loan balance outstanding, particularly in multi-family loans, and the average yield on loans.  The growth in net interest income was partially offset by an increase of $1.2 million of noninterest expenses associated with higher salaries and benefits. The results of Joy State Bank in the Banking segment during the three months ended September 30, 2018 did not make a material contribution to the increase in net income compared to the three months ended September 30, 2017.

The Banking segment reported net income for the nine months ended September 30, 2018, of $19.6 million, an increase of $10.8 million, or 123%, over the $8.8 million reported for the nine months ended September 30, 2017. The increase was primarily due to a $14.9 million increase in net interest income, including an increase in both the average loan balance outstanding, particularly in multi-family loans, and the average yield on loans.  Also contributing to the increase was a  $723,000 increase in noninterest income. The increase in net interest income and noninterest income was partially offset by a $3.3 million increase in noninterest expense associated with higher salaries and employee benefits, and a $1.0 million increase in the provision for loan losses.  The results of Joy State Bank in the Banking segment during the nine months ended September 30, 2018 did not make a material contribution to the increase in net income compared to the nine months ended September 30, 2017.

Liquidity and Capital Resources

Our primary sources of funds are business and consumer deposits, escrow and custodial deposits, principal and interest payments on loans, and proceeds from sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash, short-term investments, including interest-bearing demand deposits, trading securities and loans held for sale. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $104.8 million and $31.7 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash provided by (used in) investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $(377.3) million and $(377.3) million for the nine months ended September 30, 2018 and 2017, respectively. Net cash provided by financing activities, which is comprised primarily of net change in deposits and borrowings, was $323.8 million and $466.8 million for the nine months ended September 30, 2018 and 2017, respectively.

At September 30, 2018, we had outstanding commitments to originate loans of $430.5 million, unused lines of credit of $138.3 million and outstanding letters of credit of $25.7 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in

Merchants Bancorp

less than one year from September 30, 2018 totaled $572.5 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLBI advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. At September 30, 2018, based on available collateral and our ownership of FHLBI stock we had access to additional FHLBI advances of up to $685.6 million.

At September 30, 2018, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $450.0 million, or 12.0% of adjusted total assets, which is above the required level of $150.5 million, or 4.0%; total risk-based capital of $461.1 million, or 14.8% of risk-weighted assets, which is above the required level of $248.8 million, or 8.0%; and common equity Tier 1 capital of $450.0 million, or 14.5% of risk-weighted assets, which is above the required level of $140.0 million, or 4.5% of risk-weighted assets. Accordingly, the Bank was categorized as well capitalized at September 30, 2018. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

At September 30, 2018, Joy State Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $4.4 million, or 9.3% of adjusted total assets, which is above the required level of $1.9 million, or 4.0%; total risk-based capital of $4.5 million, or 12.4% of risk-weighted assets, which is above the required level of $2.9 million, or 8.0%; and common equity Tier 1 capital of $4.4 million, or 12.2% of risk-weighted assets, which is above the required level of $1.6 million, or 4.5% of risk-weighted assets. Accordingly, Joy State Bank was categorized as well capitalized at September 30, 2018. Management is not aware of any conditions or events since the most recent notification that would change Joy State Bank’s category.

At September 30, 2018, the Company exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $385.5 million, or 10.1% of adjusted total assets, which is above the required level of $152.1 million, or 4.0%; total risk-based capital of $396.7 million, or 12.6% of risk-weighted assets, which is above the required level of $251.8 million, or 8.0%; and common equity Tier 1 capital of $343.9 million, or 10.9% of risk-weighted assets, which is above the required level of $141.6 million, or 4.5% of risk-weighted assets. Management is not aware of any conditions or events since the most recent notification that would change the Company’s category.

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

Merchants Bancorp

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

We report NII at Risk to isolate the change in income related solely to interest earning assets and interest-bearing liabilities. The NII at Risk results reflect the analysis used quarterly by management. It models gradual -200, -100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period. The following table presents NII at Risk as of September 30, 2018 and December 31, 2017.

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200
		(Dollars in thousands)
September 30, 2018
Dollar change	$(24,134)	$(11,177)	$11,089	$22,143
Percent change	(20.8)%	(9.6)%	9.5%	19.0%

December 31, 2017
Dollar change	$(22,500)	$(14,336)	$11,578	$23,134
Percent change	(22.9)%	(14.6)%	11.8%	23.6%

Our interest rate risk management policy limits the change in our net interest income to -15% for a 100 basis point move in interest rates, and -20% for a 200 basis point move in rates. At September 30, 2018 we estimated that a -200 basis point change in rates would have caused a greater than 20% decline in net interest income,  over the forward 12 month period.  However, these estimates were based on a constant-sized balance sheet. Mortgage volumes typically would increase in a -100 or -200 basis point scenario, which would increase net interest and noninterest income. Management determined these dynamics are sufficient mitigating factors. Management may also remediate situations where we are not within our policy limits by buying or selling assets, buying or selling participations in assets, and changing asset and liability pricing. The results reported as of September 30, 2018 show an asset sensitive position.

The EVE results included in the table below reflect the analysis used quarterly by management. It models immediate -100, +100 and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200
		(Dollars in thousands)
September 30, 2018
Dollar change	$9,855	$5,303	$(7,532)	$(15,177)
Percent change	2.1%	1.1%	(1.6)%	(3.2)%

December 31, 2017
Dollar change	$5,816	$3,524	$(6,718)	$(14,803)
Percent change	1.4%	0.9%	(1.6)%	(3.6)%

Our interest rate risk management policy limits the change in our EVE to -15% for a 100 basis point move in interest rates, and -20% for a 200 basis point move in rates. We are within policy limits set by our board of directors for the -200, -100, +100 and +200 basis point scenarios. The EVE reported at September 30, 2018 projects that as interest

Merchants Bancorp

rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective.

(b)        Changes in internal control.

There has been no change made in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Merchants Bancorp

Date:	November 14, 2018	By:	/s/ Michael F. Petrie
Michael F. Petrie
Chief Executive Officer

Date:	November 14, 2018	By:	/s/ John F. Macke
John F. Macke Chief Financial Officer
(Principal Financial Officer)