Form 10-K
period 2018-12-31
Merchants Bancorp
filed 2019-03-15
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T  (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K  (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  or “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

At June 30, 2018,  the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”) was $460.9 million.

As of March 8, 2019,  the Registrant had 28,704,163 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement, for the 2019 Annual Meeting of its Shareholders to be held May 16, 2019,  to be filed within 120 days after December 31, 2018, are incorporated by reference into Part III of this Form 10‑K.

MERCHANTS BANCORP

Annual Report on Form 10‑K

For Year Ended December 31, 2018

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

PART I

Item 1. Business.

Company Overview

Merchants Bancorp (the “Company,” “Merchants,” “we,” “our,” or “us”), an Indiana corporation formed in 2006, is a diversified bank holding company headquartered in Carmel, Indiana and registered under the Bank Holding Company Act of 1956, as amended. We currently operate multiple lines of business, including multi‑family housing and healthcare facility financing and servicing, mortgage warehouse financing, retail and correspondent residential mortgage banking, agricultural lending and traditional community banking. As of December 31, 2018, we had $3.9 billion in assets, $3.2 billion of deposits and $421.2 million of shareholders’ equity.

We were founded in 1990 as a mortgage banking company, providing financing for multi‑family housing and senior living properties. The shared vision of our founders, Michael Petrie and Randall Rogers, was to create a diversified financial services company, which efficiently operates both nationally through mortgage banking and related services and locally through a community bank. We have grown both organically and through acquisitions focused on expanding our services. We have strategically built our business in a way that we believe offers insulation from cyclical economic and credit swings and provides synergies across our lines of business.

Merchants Bank of Indiana (“Merchants Bank”), one of our wholly-owned banking subsidiaries, operates under an Indiana charter and provides traditional community banking services, as well as retail and correspondent residential mortgage banking and agricultural lending. Merchants Bank has four depository branches located in Carmel, Indianapolis, and Lynn, Indiana. Farmers-Merchants Bank of Illinois (“FMBI”, formerly named Joy State Bank),  another wholly-owned banking subsidiary, acquired on January 2, 2018, operates under an Illinois charter and provides traditional community banking services and agricultural lending. Prior to its acquisition of Farmers-Merchants National Bank of Paxton (“FMNBP”) on October 1, 2018, FMBI had two depository branches, with one located in Joy, Illinois and the other located in New Boston, Illinois. FMBI’s acquisition of FMNBP,  which operated under a national charter and also provided traditional community banking services and agricultural lending, added three new depository branches, located in Paxton, Melvin, and Piper City, Illinois.

Our Business Segments

We have several lines of business and provide various banking and financial services through our subsidiaries.  Our business segments are defined as multi-family mortgage banking, mortgage warehousing, and banking.

Multi-Family Mortgage Banking

Merchants Capital Corp. (“MCC”, formerly P/R Mortgage and Investment Corp.) and Merchants Capital Servicing, LLC (“MCS”, formerly RICHMAC Funding, LLC), subsidiaries of Merchants Bank, are primarily engaged in mortgage banking, specializing in originating and servicing loans for multi‑family rental housing and healthcare facility financing. In August 2017, MCC acquired MCS, a national multi‑family housing mortgage lender, to complement and expand the products and services offered by MCC.  Through the MCS acquisition, MCC gained the ability to originate and service Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) Affordable multi-family products.

Through the Multi-Family Mortgage Banking segment, we primarily originate FHA loans that are sold as Government National Mortgage Association (“Ginnie Mae”) mortgage backed securities within approximately 30 days.

The Company also originates loans sold to Freddie Mac and Fannie Mae as mortgage backed securities. The loans are sold and servicing rights are retained. Other originations include bridge and permanent financing that are referred to the Banking segment. These loans eventually become permanent financings. In addition to the loans originated directly through Multi-Family Mortgage Banking, we also fund loans brought to us by non‑affiliated entities and service or sub-service loans for a fee.

The segment’s primary source of funding is the national secondary mortgage market. Investors in the market are large financial institutions, brokerage companies, insurance companies and real estate investment trusts. MCC is an approved FHA lender and a Ginnie Mae issuer of mortgage backed securities. It is also an approved Multi-family Accelerated Processing and Housing and Urban Development (“HUD”) section 232 LEAN lender and a Rural Housing Service (“RHS”) approved lender for their Section 538 program. MCC is an approved Freddie Mac Targeted Affordable Lender and Fannie Mae Affordable Lender. These programs facilitate secondary market activities in order to provide funding for the multi‑family mortgage market.

Multi-Family Mortgage Banking funds loans through the sale of participation interests to Merchants Bank, where they accrue interest for approximately 30 days before delivery to the end investor. Generally, these loans have 35-year fixed rates with 10 year call protection. The loans are predominantly insured by the FHA and RHS are rate locked as forward delivery Ginnie Mae, Fannie Mae and Freddie Mac securities, who guarantees the timely payment of principal and interest to investors.

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

Through Natty Mac Funding, Inc. (“NMF”), a wholly-owned subsidiary of Merchants Bank, we have engaged in loan participations and warehouse financing with Home Point Financial Corporation (“Home Point”) and its subsidiaries and correspondent customers during 2018. We entered into a Revolving Loan and Subordinated Loan Agreement whereby Home Point invested $30 million in our subordinated debt.  In turn, we invested the proceeds into Merchants Bank and then to NMF. NMF provided $300 million of lending capacity to Home Point and its subsidiaries and correspondent customers. We earned net interest income and used Home Point custodial deposits to fund the loans. However, on December 31, 2018 the Company acquired the assets of NattyMac, LLC from Home Point and terminated their warehouse funding arrangement.  Additionally, the $30 million subordinated debt and related interest was repaid by the Company.

In 2018, we entered into an arrangement similar to that between NMF and Home Point with another warehouse customer and may do so with additional mortgage warehouse customers in the future.

Banking

Commercial Lending and Retail Banking

Merchants Bank holds loans in its portfolio comprised of multi‑family construction and bridge loans referred by MCC, owner occupied commercial real estate loans, commercial & industrial loans, agricultural loans, residential mortgage loans and consumer loans. Merchants Bank receives deposits from customers located primarily in Hamilton, Marion, Randolph and surrounding counties in Indiana and from the escrows generated by the servicing activities of MCC and MCS.    FMBI receives deposits from customers located through multiple branches in Illinois.

Agricultural Lending

Merchants Bank’s Lynn office, located in Lynn, Randolph County, Indiana, primarily provides agricultural loans within its designated Community Reinvestment Act (“CRA”) area of Randolph and Wayne counties in Eastern Indiana and nearby Darke County, Ohio. FMBI primarily provides agricultural loans within its designated CRA area of Mercer County in Western Illinois and with the acquisition of FMNBP, in Ford County in East Central Illinois.  Merchants Bank and FMBI offer operating lines of credit for crop and livestock production, intermediate term financing to purchase agricultural equipment and breeding livestock and long‑term financing to purchase agricultural real estate. Merchants Bank is approved to sell agricultural loans in the secondary market through the Farmer Mac and uses this relationship to manage interest rate risk within the agricultural loan portfolio.

Single Family Mortgage Lending, Correspondent Lending and Servicing

Merchants Mortgage is the branded arm and division of Merchants Bank that is a full service single‑family mortgage origination and servicing platform that we launched in February 2013. Merchants Mortgage is both a retail and correspondent mortgage lender. Merchants Mortgage offers agency eligible, jumbo fixed and hybrid adjustable rate mortgages for purchase or refinancing of single‑family residences. Other products include construction, bridge and lot financing, and first-lien home equity lines of credit (“HELOC”). Merchants Mortgage generates revenues from fees charged to borrowers, interest income during the warehouse period, and gain on sale of loans to investors. There are multiple investor outlets, including direct sale capability to Fannie Mae, Freddie Mac, Federal Home Loan Bank (“FHLB”) of Indianapolis and Chicago, and other third-party investors to allow Merchants Mortgage a best execution at sale. Merchants Mortgage also originates loans held for investment and earns interest income over the life of the loan.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 24, “Segment Information,” in the notes to our Consolidated Financial Statements for further discussion of our segments.

Competition

We compete in a number of areas, including commercial and retail banking, residential mortgages, and multi‑family FHA, Fannie Mae, and Freddie Mac affordable loan originations in the multi‑family and health care sectors. These industries are highly competitive, and the Company faces strong direct competition for deposits, loans, and FHA loan originations and other financial‑related services. We compete with other non-depository financial institutions and community banks, thrifts and credit unions. Although some of these competitors are situated locally, others have statewide or regional presence. In addition, we compete with large banks and other financial intermediaries, such as consumer finance companies, brokerage firms, mortgage banking companies, business leasing and finance companies, insurance companies, multi-family loan origination businesses, securities firms, mutual funds and certain government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. Additionally, we face growing competition from online businesses with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, as well as automated retirement and investment service providers. We believe that the range and quality of products that we offer, the knowledge of our personnel and our emphasis on building long‑lasting relationships sets us apart from our competitors.

Employees

As of December 31, 2018, we had approximately 259 employees. The Company has been named to the list of “Best Places to Work in Indiana” by the Indiana Chamber of Commerce every year since 2016. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with employees are positive.

Corporate Information

Our principal executive offices are located at 11555 North Meridian Street, Suite 400, Carmel, Indiana 46032, and our telephone number at that address is (317) 569‑7420. Through our website at www.merchantsbankofindiana.com under “Investors,” we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”).  Those filings can also be obtained on the SEC’s website at www.sec.gov. The information contained on our website is not a part of, or incorporated by reference into, this report.

SUPERVISION AND REGULATION

General

Insured banks, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Indiana Department of Financial Institutions (“IDFI”), Illinois Department of Financial and Professional Regulation (“IDFPR”), Board of Governors of the Federal Reserve System (“Federal Reserve”), Federal Deposit Insurance Corporation (“FDIC”), and Consumer Financial Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), anti‑money laundering laws enforced by the U.S. Department of the Treasury (the “Treasury”) and mortgage related rules, including with respect to loan securitization and servicing by HUD and agencies such as Ginnie Mae, Fannie Mae, and Freddie Mac, have an impact on our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our operations and results, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

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

Merchants Bancorp

Bank Holding Company Act of 1956, as amended

We, as the sole shareholder of Merchants Bank and FMBI, are a bank holding company (“BHC”) within the meaning of the Bank Holding Company Act of 1956, as amended (“BHC Act”). As a BHC, we are subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of Federal Reserve. The BHC Act requires a BHC to file an annual report of its operations and such additional information as the Federal Reserve may require.

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

Permitted Activities

Under the BHC Act, a BHC and its nonbank subsidiaries are generally permitted to engage in, or acquire direct or indirect control of the voting shares of companies engaged in, a wider range of nonbanking activities that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking, including:

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

Merchants Bank and FMBI

Merchants Bank is an Indiana chartered, non-Federal Reserve member bank subject to supervision and regulation by the FDIC and IDFI.    FMBI is an Illinois chartered, non-Federal Reserve member bank subject to supervision and regulation by the FDIC and IDFPR.

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

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“Patriot Act”), is comprehensive anti‑terrorism legislation. Title III of the Patriot Act requires financial institutions to help prevent and detect international money laundering and the financing of terrorism and prosecute those involved in such activities. The Treasury has adopted additional requirements to further implement Title III.

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

Merchants Bank and FMBI established an anti‑money laundering program pursuant to the BSA and a customer identification program pursuant to the Patriot Act. Merchants Bank and FMBI also maintain records of cash purchases of negotiable instruments, file reports of certain cash transactions exceeding $10,000 (daily aggregate amount), and reports suspicious activity that might signify money laundering, tax evasion, or other criminal activities pursuant to the BSA. Merchants Bank and FMBI otherwise have implemented policies and procedures to comply with the foregoing requirements.

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

“Undercapitalized” banks are subject to growth limitations and are required to submit a capital restoration plan. The bank’s BHC is required to guarantee that the bank will comply with the plan and provide appropriate assurances of performance. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. “Significantly undercapitalized” banks are subject to one or more restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks, and restrictions on compensation of executive officers. “Critically undercapitalized” institutions may not, beginning 60 days after becoming “critically undercapitalized,” make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any transaction outside the ordinary course of business. In addition, “critically undercapitalized” institutions are subject to appointment of a receiver or conservator. Any bank that is not “well capitalized” is subject to limitations, and a prohibition in the case of any bank that is “undercapitalized,” on the acceptance, renewal, or roll over of any brokered deposit.

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

At December 31, 2018, Merchants Bank and FMBI were well capitalized, as defined by the FDICIA and applicable FDIC regulations.

Deposit Insurance Fund and Financing Corporation Assessments

The Deposit Insurance Fund (“DIF”) of the FDIC insures the deposits of Merchants Bank and FMBI up to $250,000 per depositor, qualifying joint accounts, and certain other accounts. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The Dodd‑Frank Wall Street Reform and Consumer Protection Act (the “Dodd‑Frank Act”) requires the FDIC to set a DIF reserve ratio of 1.35% of estimated insured deposits, which the FDIC achieved on September 30, 2018 and as a result, we expect to receive assessment credits for the portion of our assessments that contributed to the growth in the reserve ratio from between 1.15 percent and 1.35 percent, to be applied when the reserve ratio is at or above 1.38 percent.

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

Beginning in the third quarter of 2016, which was the first quarter after the quarter the DIF reserve ratio exceeded 1.15%, a new assessment regulation took effect for banks with less than $10.0 billion in assets and that have been FDIC‑insured for at least five years, such as Merchants Bank and FMBI. The rule replaced the four risk categories with a financial ratios method based on a statistical model estimating the insured depository institution’s probability of failure over three years. The rule eliminates the adjustment factor for brokered deposits; lowered the range of assessment rates authorized to 0.015% per annum for an institution posing the least risk, to 0.40% per annum for an institution posing the most risk; and furthered lower the range of assessment rates if the reserve ratio of the Deposit Insurance Fund increases to 2% or more.

In addition to its risk‑based insurance assessments, the FDIC also imposes assessments to help make $780 million in annual interest payments on approximately $8 billion of bonds issued in the late 1980s by a government corporation, the Financing Corporation (“FICO”), to help finance the recovery of the thrift industry from the savings and loan crisis. Merchants Bank’s FICO assessment for the first quarter of 2018 was equal to .00110%, for the second and third quarters of 2018 was .00080%, and for the fourth quarter of 2018 was .00035%, per $100 of assessment base. FICO assessments will continue until all outstanding bonds mature in 2019.

Dividends

We are a legal entity separate and distinct from Merchants Bank and FMBI. There are various legal limitations on the extent to which Merchants Bank or FMBI can supply funds to us. Our principal source of funds consists of dividends from Merchants Bank. State and federal law restrict the amount of dividends that banks may pay to its shareholders or BHC. The specific limits depend on a number of factors, including the bank’s type of charter, recent earnings, recent dividends, level of capital and regulatory status. The regulators are authorized, and under certain circumstances are required, to prohibit the payment of dividends or other distributions if the regulators determine that making such payments would be an unsafe or unsound practice. For example, the FDICIA generally prohibits an insured depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its BHC if the distribution would cause the bank to become undercapitalized.

In addition, under Indiana law, Merchants Bank must obtain the approval of the IDFI prior to the payment of any dividend if the total of all dividends declared by Merchants Bank during the calendar year, including any proposed dividend, would exceed the sum of its net income for the year to date combined with its retained net income for the previous two years.

As of 2016, the capital regulations began to limit a depository institution’s ability to make capital distributions if it does not hold a specified capital conservation buffer above the required minimum risk‑based capital ratios. There is a phase‑in period that began in 2016 and concludes in 2019 with a buffer requirement of 2.5%. For 2018, the requirement was 1.875%. Regulators also review and limit proposed dividend payments as part of the supervisory process and review of an institution’s capital planning. In addition to dividend limitations, Merchants Bank and FMBI are subject to certain restrictions on extensions of credit to us, on investments in our shares or other securities and in taking such shares or securities as collateral for loans.

Community Reinvestment Act

The CRA requires that the federal banking regulators evaluate the record of a financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. Regulators also consider these factors in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on Merchants Bank and FMBI.

Capital Requirements and Basel III

Apart from the capital levels for insured depository institutions that were established by the FDICIA for the prompt corrective action regime discussed above, the federal regulators have issued rules that impose minimum capital requirements on both insured depository institutions and their holding companies (with the exception of BHCs with less than $1 billion in pro forma consolidated assets and that meet other prerequisites). Although the rules contain certain standards applicable only to large, internationally active banks, many of them apply to all banking organizations, including us,  Merchants Bank, and FMBI. The institutions and companies subject to the rules are referred to collectively herein as “covered” banking organizations. By virtue of a provision in the Dodd‑Frank Act known as the Collins Amendment, the requirements must be the same at both the institution level and the holding company level. The minimum capital rules have undergone several revisions over the years. The current requirements, which began to take effect in 2015, are based on the international Basel III capital framework. These requirements apply to all covered banking organizations (including us) with some requirements phasing in over time. However, on November 21, 2017, the Federal Reserve, Office of the Comptroller of the Currency (“OCC”), and FDIC finalized a joint proposal and adopted a final rule (the “Transitions Rule”) pursuant to which the regulatory capital treatment then in place for mortgage servicing rights (“MSRs”), certain temporary difference deferred tax assets, and significant investments in the capital of unconsolidated financial institutions was indefinitely extended, while a separately proposed rule to simplify the regulatory capital treatment of such items is considered by such regulators (the “Simplification NPR”). The extension of the capital rules with respect to MSRs is the only portion of the Transitions Rule that was material to the us. If the Transitions Rule had not been enacted, beginning January 1, 2018,  we would have been required to make certain additional deductions and increases to its risk-weighting for the purposes of our capital calculations, which would have resulted in the us reporting a lower amount of capital. As a result of the Transitions Rule, there will be no such adjustments to our capital.

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

As of December 31, 2018, the Simplification NPR had not been finalized.  If the Simplification NPR is finalized in the form proposed, it would change the capital treatment of MSRs, temporary difference deferred tax assets, and investments in the capital of unconsolidated financial institutions by (i) lifting the threshold at which any amount of these asset classes individually must be deducted from common equity Tier 1 capital from 10% to 25% of such capital and (ii) for investments in the capital of unconsolidated financial institutions that are not deducted from common equity Tier 1 capital, replacing the 250% risk weight with the relevant risk weight for the exposure category of the investment. The 250% risk weight would continue to apply to non‑deducted MSRs and temporary difference deferred tax assets. The Simplification NPR would eliminate (i) the aggregate 15% deduction threshold that applies collectively to MSRs, temporary difference deferred tax assets, and significant investments in the common stock of unconsolidated financial institutions; (ii) the 10% common equity Tier 1 capital deduction threshold for non‑significant investments in the capital of unconsolidated financial institutions; (iii) the deduction treatment for significant investments in the capital of unconsolidated financial institutions not in the form of common stock; and (iv) the distinct treatments for significant and non‑significant investments in the capital of unconsolidated financial institutions.

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

In May 2018, Congress enacted the Economic Growth, Regulatory Relief, and Consumer Protection Act (“Regulatory Relief Act”) and, among other provisions, Section 201 thereof instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10%. On February 8, 2019, the Federal Reserve, OCC, and FDIC published a proposed rule setting the CBLR at 9% of tangible equity to total assets for a qualifying bank to be well capitalized (the “CBLR NPR”). Under the CBLR NPR, a community banking organization would be eligible to elect the new framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The electing institution would not be required to calculate the existing risk-based and leverage capital requirements of the Basel III framework described above and would not need to risk-weight its assets for purposes of capital calculations.

We are in the process of considering the CBLR NPR and will await any final regulation to determine whether we are eligible or will elect to follow such framework.

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

Privacy and Cybersecurity

Merchants Bank and FMBI are subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require banks to periodically disclose their privacy policies and practices relating to sharing such information and permitting customers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact a bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, banks are required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all businesses and geographic locations.

Consumer Financial Services

The structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to oversee and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including Merchants Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over insured depository institutions and their holding companies with more than $10 billion in assets. (The CFPB has similar authority over certain nonbanking organizations.) Banks and savings institutions with $10 billion or less in assets, like Merchants Bank and FMBI, will continue to be examined by their primary federal regulators, which can be expected to nonetheless look to the rulings and enforcements actions of the CFPB as they carry out their supervision of larger institutions.

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

Mortgage Origination

On January 10, 2013, the CFPB issued a final rule implementing the “ability to repay” requirement in the Dodd‑Frank Act. This rule, among other things, requires lenders to consider a consumer’s ability to repay a mortgage loan before extending credit to the consumer, and limits prepayment penalties. The rule also establishes certain protections from liability for mortgage lenders with regard to the “qualified mortgages” they originate. This rule includes within the definition of a “qualified mortgage” a loan with a borrower debt‑to‑income ratio of less than or equal to 43% or, alternatively, a loan eligible for purchase by Fannie Mae or Freddie Mac while they operate under federal conservatorship or receivership, and loans eligible for insurance or guarantee by the FHA, VA or USDA. Additionally, a qualified mortgage may not: (i) contain excess upfront points and fees; (ii) have a term greater than 30 years; or (iii) include interest−only or negative amortization payments. This rule became effective January 10, 2014, and it has not had a significant impact on our mortgage production operations since most of the loans Merchants Bank currently originates would constitute “qualified mortgages” under the rule.

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

Consumer Laws

Merchants Bank and FMBI must comply with a number of federal consumer protection laws, including, among others:

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

Future Legislation

In addition to the specific legislation described above, the current administration has signed a number of executive orders and memoranda that could directly impact the regulation of the banking industry. Congress is also considering legislation to reform certain GSEs, including ending the federal government’s conservatorship of Fannie Mae and Freddie Mac. The orders and legislation may change banking statutes and our operating environment in substantial and unpredictable ways by increasing or decreasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance among banks, savings associations, credit unions, and other financial institutions.

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

Item 1A. Risk Factors

The risks described below, together with all other information included in this report should be carefully considered. Any of the following risks, as well as risks that we do not know or currently deem immaterial, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Mortgage production, especially refinancing activity, declines in rising interest rate environments. Even with recent rate hikes by the Federal Reserve, interest rates have been historically low over the last few years and this environment likely will not continue indefinitely. Moreover, when interest rates increase further, there can be no assurance that our mortgage production will continue at current levels. Because we sell a substantial portion of the mortgage loans we originate and purchase, the profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them at a gain in the secondary market. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market. If our level of mortgage production declines, the profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations.

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

A  significant portion of our total deposits, are concentrated in large mortgage non‑depository financial institutions. These concentration levels expose us to the risk that one of these depositors will experience financial difficulties, withdraw its deposits, or otherwise lose the ability to generate custodial funds due to business or regulatory realities. However, these institutions also have warehouse funding arrangements,  providing us the opportunity to mitigate this risk by electing not to participate or fund an institution’s loans in the event such institution removes its deposits. Nonetheless, failure to effectively manage this risk and subsequent reduction in the deposits of our customers could have a material impact on our ability to fund lending commitments or increase cost of funds, thereby decreasing our revenues.

Additional liquidity is provided by brokered deposits and our ability to borrow from the FHLB. Brokered deposits may be more rate sensitive than other sources of funding. In the future, those depositors may not replace their brokered deposits with us as they mature, or we may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or other sources of funds. Not being able to maintain or replace those deposits as they mature would adversely affect our liquidity. Additionally, if Merchants Bank does not maintain its well‑capitalized position, it may not accept or renew any brokered deposits without a waiver granted by the FDIC. We also may borrow from third‑party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

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

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly Indiana. If the national, regional or local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Additionally, our ability to assess the credit worthiness of our customers is made more complex by uncertain business and economic conditions. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, increases in nonperforming assets and foreclosures, lower home sales and commercial activity, and fluctuations in the multi‑family FHA financing sector. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government‑sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.

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

However, the loss of Mr. Petrie or Mr. Dunlap, or any of our other key personnel could have an adverse impact on our business and growth because of their skills, years of industry experience, and knowledge of our market areas, our failure to develop and implement a viable succession plan, the difficulty of finding qualified replacement personnel, or any difficulties associated with transitioning of responsibilities to any new members of the executive management team. With the exception of Mr. Dury, President of MCC, who is subject to an “at will” employment agreement that contains a 12 month non‑competition period, we do not have employment or non‑competition agreements with our executives or other employees who are important to our business. While our mortgage originators and loan officers are generally subject to non‑solicitation provisions as part of their employment, our ability to enforce such agreements may not fully mitigate the injury to our business from the breach of such agreements, as such employees could leave us and immediately begin soliciting our customers. The departure of any of our personnel who are not subject to enforceable non‑competition agreements could have a material adverse impact on our business, results of operations and growth prospects.

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

Our goodwill impairment test involves a two‑step process. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2018, our goodwill totaled $17.5 million. While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write‑downs, which could adversely affect our business, financial condition and results of operations.

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

We face significant capital and other regulatory requirements as a financial institution. Although we raised significant funds through our October 2017 initial public offering, we may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, we, on a consolidated basis, and Merchants Bank and FMBI, on a stand‑alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot provide assurances that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our business and the value of our stock.

We are a community bank and known nationally for MCC and warehouse financing, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results and the value of our stock may be materially adversely affected.

We face strong competition from financial services companies and other companies that offer banking, mortgage, leasing, and providers of multi-family agency financing and servicing, which could harm our business.

The banking business is highly competitive, and we experience competition in our market from many other financial institutions. Our operations consist of offering banking and residential mortgage services, and we also offer multi‑family agency financing to generate noninterest income. Many of our competitors offer the same, or a wider variety of, banking and related financial services within our market areas. These competitors include national banks, regional banks and community banks. We also face competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out‑of‑state financial intermediaries have opened production offices or otherwise solicit deposits in our market areas. Additionally, we face growing competition from online businesses with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms. Increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking and mortgage customers, we may be unable to continue to grow our business, and our financial condition and results of operations may be adversely affected.

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

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business and stock price.

We are required to comply with the SEC's rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. While we are an emerging growth company and elect transitional relief available to emerging growth companies, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting.

If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors, counterparties and customers may lose confidence in the accuracy and completeness of our financial statements and reports; our liquidity, access to capital markets and perceptions of our creditworthiness could be adversely affected; and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, Federal Reserve, FDIC, IDFI, IDFPR or other regulatory authorities, which could require additional financial and management resources. These events could have an adverse effect on our business, financial condition and results of operations.

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

The Dodd‑Frank Act, among other things, imposed new capital requirements on bank holding companies; changed the base for the FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; permanently raised the current standard deposit insurance limit to $250,000; and expanded the FDIC’s authority to raise insurance premiums. The Dodd‑Frank Act established the  CFPB as an independent entity within the Federal Reserve, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home‑equity loans and credit cards and contains provisions on mortgage‑related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. Although the applicability of certain elements of the Dodd‑Frank Act is limited to institutions with more than $10 billion in assets, there can be no guarantee that such applicability will not be extended in the future or that regulators or other third parties will not seek to impose such requirements on institutions with less than $10 billion in assets, such as Merchants Bank and FMBI.

Compliance with the Dodd‑Frank Act and its implementing regulations has and will continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition, new proposals for legislation may be introduced in the U.S. Congress that could further substantially increase regulation of the bank and non‑bank financial services industries and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations.

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

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms, or Basel III, and issued rules effecting certain changes required by the Dodd‑Frank Act. Basel III is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1.0 billion). Basel III not only increases most of the required minimum regulatory capital ratios, it introduces a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. Basel III also expands the current definition of capital by establishing additional criteria that capital instruments must meet to be considered additional Tier 1 and Tier 2 capital. In order to be a “well‑capitalized” depository institution under the new regime, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of common equity Tier 1 capital. The Basel III capital rules became effective as applied to us,  Merchants Bank, and FMBI on January 1, 2015 with a phase‑in period that generally extended through January 1, 2019 for many of the changes. Although the Regulatory Relief Act was enacted and our regulators have proposed certain rules to ease and/or simplify our capital requirements, such rules have not been finalized. Further, any finalized rules ultimately may not affect our capital requirements or provide sufficient relief.

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

Additionally, the CFPB was created under the Dodd‑Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The ongoing broad rulemaking powers of the CFPB have potential to have a significant impact on the operations of financial institutions offering consumer financial products or services. The CFPB may propose new rules on consumer financial products or services, which could have an adverse effect on our business, financial condition and results of operations if any such rules limit our ability to provide such financial products or services.  The Company currently has an approved CRA strategic plan.

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

The Federal Reserve may require us to commit capital resources to support Merchants Bank or FMBI.

As a matter of policy, the Federal Reserve expects a BHC to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Dodd‑Frank Act codified the Federal Reserve’s policy on serving as a source of financial strength. Under the “source of strength” doctrine, the Federal Reserve may require a BHC to make capital injections into a troubled subsidiary bank and may charge the BHC with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the BHC may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a BHC to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a BHC bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the BHC’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by us to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 11555 North Meridian Street, Suite 400, Carmel, Indiana 46032. With the acquisition of FMBI and FMNBP and the assets of NattyMac, including our principal executive offices, we operate a total of fourteen offices. We plan to relocate our principal executive offices in 2019 to a site we own in downtown Carmel, Indiana and operate a Merchants Bank branch at that location. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future. The following table summarizes pertinent details of our principal executive offices, branches and new offices:

Address	Owned/Leased
Principal Executive Office, MCC, MCS and Warehouse Lending
11555 North Meridian Street, Suites 400, 500, 520 and 560 Carmel, Indiana 46032	Leased
Central Indiana Branches:
3737 East 96th Street, Indianapolis, Indiana 46240	Owned
11590 North Meridian Street, Suite 120 (Merchants Mortgage) Carmel, Indiana 46032	Leased
Lynn, Indiana Branches:
7375 South US Highway 27, Lynn, Indiana 47355	Leased
6880 South Arba Pike, Lynn, Indiana 47355	Owned
Land and Building in Process for New Headquarters:
410 Monon Way, Carmel, Indiana 46032	Owned
MCC Offices:
800 Third Avenue, Suite 350, New York, New York 10022	Leased
255 East Kellogg Blvd., Suite 103, St. Paul, Minnesota 55101	Leased
FMBI Offices:
101 W. Main Street, Joy, Illinois 61260	Owned
412 Main Street, New Boston, Illinois 61272	Owned
101 North Taft Street, Paxton, Illinois 60957	Owned
100 East Main Street, Melvin, Illinois 60952	Owned
116 South Pine Street, Piper City, Illinois 60959	Owned
Clearwater, Florida Offices:
14255 49th Street North, Bldg #1, Clearwater, Florida 33762	Leased

Item 3.  Legal Proceedings.

There are no material pending legal proceedings other than ordinary routine litigation incidental to the business which we operate.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on the Nasdaq Capital Market (“Nasdaq”) under the symbol “MBIN” on October 27, 2017. Prior to that date, there was no public market for our common stock. On March 8, 2019, the closing price of our common stock was $19.95.  As of March 8, 2019, there were 28,704,163 shares of our common stock outstanding and 53 shareholders of record.  A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

Dividend Restrictions

Under the terms of our 8% Non‑Cumulative, Perpetual Preferred Stock, we are not permitted to declare or pay any dividends on our common stock unless the dividends have been declared and paid on the shares of our 8% Non‑Cumulative, Perpetual Preferred Stock for the period since the last payment of dividends

As a BHC, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. In addition, because we are a BHC, we are dependent upon the payment of dividends by subsidiaries, and primarily Merchants Bank, to us as our principal source of funds to pay dividends in the future, if any, and to make other payments. Merchants Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us. See Part I, Item 1 - “Supervision and Regulation—Merchants Bank and FMBI—Dividends.”

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from October 27, 2017 (the date of our initial public offering and listing on Nasdaq) through December 31, 2018. The graph compares our common stock with the Nasdaq Composite Index and the Nasdaq Bank Index. The graph assumes an investment of $100.00 in our common stock and each index on October 27, 2017 and reinvestment of all quarterly dividends. Measurement points are October 27, 2017 and the last trading day of each subsequent quarter through December 31, 2018. There is no assurance that our common stock performance will continue in the future with the same or similar results as shown in the graph.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

Unregistered Sales of Equity Securities

None.

Item 6. Selected Financial Data.

The following consolidated selected financial data is derived from our audited consolidated financial statements as of and for the five years ended December 31, 2018.  This information should be read in connection with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in the report. We have derived the selected financial data as of and for the years ended December 31, 2015 and 2014 from our audited financial statements not included in this report.

	At or for the Year Ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Balance Sheet Data:
Total Assets	$3,884,163	$3,393,133	$2,718,512	$2,269,442	$1,793,008
Loans held for investment	2,058,127	1,374,660	941,796	762,212	447,614
Allowance for loan losses	(12,704)	(8,311)	(6,250)	(5,422)	(4,458)
Loans held for sale	832,455	995,319	764,503	620,583	736,667
Deposits	3,231,086	2,943,561	2,428,621	2,039,520	1,610,719
Total liabilities	3,462,926	3,025,659	2,512,224	2,121,242	1,682,872
Total shareholders' equity	421,237	367,474	206,288	148,200	110,137
Tangible common equity (non-GAAP)	358,637	320,479	164,184	137,677	109,614
Income Statement Data:
Interest Income	$140,563	$94,387	$72,939	$56,345	$39,554
Interest Expense	50,592	27,790	18,968	14,290	8,924
Net interest income	89,971	66,597	53,971	42,055	30,630
Provision for loan losses	4,629	2,472	960	960	1,215
Noninterest income	49,585	47,680	28,504	27,008	20,263
Noninterest expense	50,900	34,644	26,720	20,922	15,796
Income before taxes	84,027	77,161	54,795	47,181	33,882
Provision for income taxes	21,153	22,477	21,668	18,798	30,079
Net income, as previously reported (non-GAAP)	62,874	54,684	33,127	28,383	3,803
Non-GAAP Reconciliation:
Pro-forma adjustments:
Add back of tax effect of S Corp to C Corp conversion	—	—	—	—	16,431	(1)
Less provision for income taxes	—	—	—	—	—
Pro-forma net income	62,874	54,684	33,127	28,383	20,234
8% Preferred stock dividends	3,330	3,330	2,002	—	—
Pro-forma net income available to common shareholders	$59,544	$51,354	$31,125	$28,383	$20,234
Credit Quality Data:
Nonperforming loans	$2,411	$3,140	$1,887	$887	$815
Nonperforming loans to total loans	0.12%	0.23%	0.20%	0.12%	0.18%
Nonperforming assets	$2,411	$3,140	$1,887	$887	$815
Nonperforming assets to total assets	0.06%	0.09%	0.07%	0.04%	0.05%
Allowance for loan losses to total loans	0.62%	0.60%	0.66%	0.71%	1.00%
Allowance for loan losses to nonperforming loans	526.92%	264.68%	331.21%	611.27%	546.99%
Net charge-offs/(recoveries) to average loans	0.01%	0.02%	—%	—%	0.02%
Per Share Data (Common Stock):
Diluted earnings per share
As reported	$2.07	$2.28	$1.47	$1.35	$0.19
Pro-forma	$2.07	$2.28	$1.47	$1.35	$1.01	(2)
Dividends declared	$0.24	$0.20	$0.20	$0.20	$0.95
Book value
As reported	$13.23	$11.36	$7.80	$6.55	$5.32
Pro-forma	$13.23	$11.36	$7.80	$6.55	$6.11	(3)
Tangible book value (non-GAAP)
As reported	$12.50	$11.17	$7.78	$6.52	$5.29
Pro-forma	$12.50	$11.17	$7.78	$6.52	$6.09	(3)
Weighted average shares outstanding
Basic	28,692,955	22,551,452	21,111,208	21,075,475	20,017,400
Diluted	28,724,419	22,568,154	21,113,435	21,075,475	20,017,400
Shares outstanding at period end	28,694,036	28,685,167	21,111,200	21,111,200	20,703,700
8% Preferred shares outstanding	41,625	41,625	41,625	10,000	—
Performance Metrics:
Return on average assets
As reported	1.71%	1.84%	1.24%	1.32%	0.25%
Pro-forma	1.71%	1.84%	1.24%	1.32%	1.34	%(3)
Return on average common equity
As reported	15.86%	22.00%	18.68%	22.62%	3.71%
Pro-forma	15.86%	22.00%	18.68%	22.62%	19.76	%(3)
Return on average tangible common equity (non-GAAP)
As reported	17.23%	25.14%	20.50%	22.73%	3.73%
Pro-forma	17.23%	25.14%	20.50%	22.73%	19.86	%(3)
Net interest margin	2.54%	2.32%	2.07%	2.02%	2.12%
Efficiency ratio (non-GAAP)	36.47%	30.32%	32.40%	30.29%	31.04%
Loans and loans held for sale to deposits	89.46%	80.51%	70.26%	67.80%	73.52%
Capital Ratios—Merchants Bancorp:
Tangible common equity to tangible assets (non-GAAP)	9.3%	9.5%	6.0%	6.1%	6.1%
Tier 1 common equity to risk-weighted assets	10.6%	11.8%	8.1%	8.5%	N/A
Tier 1 leverage ratio	10.0%	10.9%	6.6%	6.1%	6.1%
Tier 1 capital to risk weighted assets	11.9%	13.4%	10.3%	9.2%	7.7%
Total capital to risk-weighted assets	12.3%	13.7%	10.6%	9.6%	8.1%
Capital Ratios—Merchants Bank Only:
Tier 1 common equity to risk-weighted assets	12.9%	15.4%	13.2%	12.9%	N/A
Tier 1 leverage ratio	11.0%	12.5%	8.4%	8.5%	8.7%
Tier 1 capital to risk-weighted assets	12.9%	15.4%	13.2%	12.9%	11.0%
Total capital to risk-weighted assets	13.3%	15.7%	13.5%	13.3%	11.3%

(1)	Represents the recognition of deferred tax liabilities recorded upon conversion from a Subchapter S corporation to a regular C corporation.
(2)	Represents basic and diluted earnings per share calculated on pro‑forma net income.
(3)

Represents pro‑forma performance metrics calculated on net income as adjusted for the effects of the deferred tax liabilities recorded in connection with the conversion from Subchapter S to C corporation.

NON‑GAAP FINANCIAL MEASURES

Some of the financial measures included in this report are not measures of financial performance recognized by GAAP. Our management uses these non‑GAAP financial measures in its analysis of our performance. These non‑GAAP financial measures include presentation of tangible common shareholders’ equity, tangible book value per share, tangible common shareholders’ equity to tangible assets, return on average tangible common equity, efficiency ratio, and pro‑forma tax effects related to our conversion from a Subchapter S corporation to a C corporation for income tax purposes.

The reconciliation from shareholders’ equity per GAAP to tangible common shareholders’ equity is comprised solely of goodwill and intangibles totaling $21.0 million at December 31, 2018, $5.4 million at December 31, 2017, and $523,000 in all periods from December 31, 2013 through December 31, 2016.

The reconciliation from consolidated assets per GAAP to tangible assets is comprised solely of consolidated assets less goodwill and intangibles totaling $21.0 million at December 31, 2018, $5.4 million at December 31, 2017, and $523,000 in all periods from December 31, 2014 through December 31, 2016.

The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

Tangible book value represents tangible common shareholders’ equity divided by ending common shares.

Return on average tangible common equity represents net income available to common shareholders divided by average shareholders’ equity, less average goodwill, average intangibles, and average preferred stock.

We converted from a Subchapter S corporation to a C corporation in 2014. In connection with this conversion, we recorded a charge to net income in 2014 for the recognition of deferred tax liabilities totaling $16.4 million. To facilitate comparison of the years ended December 31, 2014, with subsequent years, we have presented a reversal of the charge for deferred tax liabilities in 2014.

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

A reconciliation of GAAP to non‑GAAP financial measures is as follows:

	At December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Tangible common shareholders’ equity:
Shareholders’ equity per GAAP	$421,237	$367,474	$206,288	$148,200	$110,137
Less: goodwill & intangibles	(21,019)	(5,414)	(523)	(523)	(523)
Tangible shareholders’ equity	400,218	362,060	205,765	147,677	109,614
Less: preferred stock	(41,581)	(41,581)	(41,581)	(10,000)	—
Tangible common shareholders’ equity	$358,637	$320,479	$164,184	$137,677	$109,614
Add back of tax effect of s-Corp to C-corp conversion	—	—	—	—	16,431	(1)
Pro-forma tangible common shareholders’ equity	$358,637	$320,479	$164,184	$137,677	$126,045

Average tangible common shareholders’ equity:
Average shareholders’ equity per GAAP	$396,350	$248,515	$177,370	$125,463	$102,382
Less: average goodwill & intangibles	(9,265)	(2,662)	(523)	(523)	(523)
Less: average preferred stock	(41,581)	(41,581)	(25,038)	(55)	—
Average tangible common shareholders’ equity	$345,504	$204,272	$151,809	$124,885	$101,859

Tangible assets:
Assets per GAAP	$3,884,163	$3,393,133	$2,718,512	$2,269,442	$1,793,008
Less: goodwill & intangibles	(21,019)	(5,414)	(523)	(523)	(523)
Tangible assets	$3,863,144	3,387,719	2,717,989	2,268,919	1,792,485

Ending Common Shares	28,694,036	28,685,167	21,111,200	21,111,200	20,703,700

Tangible book value per common share:
As reported	$12.50	$11.17	$7.78	$6.52	$5.29
Pro-forma	$12.50	$11.17	$7.78	$6.52	$6.09	(2)
Return on average tangible common equity:
As reported	17.23%	25.14%	20.50%	22.73%	3.73%
Pro-forma	17.23%	25.14%	20.50%	22.73%	19.86	%(2)
Tangible common equity to tangible assets	9.3%	9.5%	6.0%	6.1%	6.1%

	For the Year Ended
	December 31,
	2018	2017	2016	2015	2014
Net income as reported per GAAP	$62,874	$54,684	$33,127	$28,383	$3,803
Pro-forma tax effects of C corp status	—	—	—	—	16,431	(1)
Pro-forma net income	$62,874	$54,684	$33,127	$28,383	$20,234
Less: preferred stock dividends	(3,330)	(3,330)	(2,002)	—	—
Pro-forma net income available to common shareholders	$59,544	$51,354	$31,125	$28,383	$20,234

Efficiency ratio (based on all GAAP metrics):
Noninterest expense	50,900	34,644	26,720	20,922	15,796
Net interest income (before provision for loan losses)	89,971	66,597	53,971	42,055	30,630
Noninterest income	49,585	47,680	28,504	27,008	20,263
Total revenues for efficiency ratio	139,556	114,277	82,475	69,063	50,893
Efficiency ratio	36.47%	30.32%	32.40%	30.29%	31.04%

(1)	Represents the recognition of deferred tax liabilities recorded upon conversion from a Subchapter S corporation to a regular C corporation.
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

Company Overview

We are a diversified bank holding company headquartered in Carmel, Indiana and registered under the Bank Holding Company Act of 1956, as amended. We currently operate multiple lines of business, including multi‑family housing and servicing, mortgage warehouse financing, retail and correspondent residential mortgage banking, agricultural lending and traditional community banking.

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

Our Segments

We operate in three primary segments: Multi‑family Mortgage Banking, Mortgage Warehousing, and Banking. We believe that MCC and MCS, which operate in our Multi‑Family Mortgage Banking segment, combined are one of the largest FHA lenders and Ginnie Mae servicers in the country based on aggregate loan principal value. The servicing portfolio is primarily Ginnie Mae, but also includes Fannie Mae and Freddie Mac loans, and is a significant source of our noninterest income and deposits. Our Mortgage Warehousing segment funds agency eligible loans for non‑depository financial institutions from the date of origination or purchase until the date of sale to an investor, which typically takes less than 30 days and is a significant source of our net interest income, loans, and deposits. Mortgage Warehousing has grown to fund over $20 billion of loan principal annually since 2015. Mortgage Warehousing also provides deposits related to the mortgage escrow accounts of its customers. The Banking segment includes retail banking, commercial lending, agricultural lending, retail and correspondent residential mortgage banking, and SBA lending. Banking operates primarily in the Indianapolis metropolitan and Randolph County Indiana markets, as well as Ford County in Central Illinois.  Our correspondent mortgage banking business, like Multi‑family Mortgage Banking and Mortgage Warehousing, is a national business. The Banking segment has a well‑diversified customer and borrower base and has experienced significant growth over the past three years. These segments diversify the net income of Merchants Bank and provide synergies across the segments. Strategic opportunities come from MCC and MCS, where loans are funded by the Banking segment and the Banking segment provides Ginnie Mae custodial services to MCC and MCS. The securities available for sale funded by MCC custodial deposits are pledged to FHLB to provide advance capacity during periods of high residential loan volume for Mortgage Warehousing. Mortgage Warehousing provides leads to correspondent residential lending in the banking segment. Retail and commercial customers provide cross selling opportunities within the banking segment. Merchants Mortgage is a risk mitigant to Mortgage Warehousing because it provides us with a ready platform to dispose of collateral should the need arise.  These and other synergies form a part of our strategic plan.

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

Net interest income.  Net interest income represents interest income less interest expense. We generate interest income from interest (net of any servicing fees paid or costs amortized over the expected life of the loans) and fees received on interest‑earning assets, including loans, investment securities and dividends on FHLB stock we own. We incur interest expense from interest paid on interest‑bearing liabilities, including interest‑bearing deposits and borrowings. Since 2014, net interest income has been the most significant contributor to our revenues and net income.

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

Salaries and employee benefits includes commissions, other compensation, employee benefits and employment tax expenses for our personnel. Loan expenses include third party processing for mortgage warehouse financing activities and loan‑related origination expenses. Occupancy expense includes depreciation expense on our owned properties, lease expense on our leased properties and other occupancy‑related expenses. Equipment expense includes furniture, fixtures and equipment related expenses. Professional fees include legal, accounting, consulting and other outsourcing arrangements. FDIC insurance expense represents the assessments that we pay to the FDIC for deposit insurance. Technology expense includes data processing fees paid to our third‑party data processing system provider and other data service providers. Other general and administrative expenses include expenses associated with travel, meals, training, supplies and postage. Noninterest expenses generally increase as we grow our business. Noninterest expenses have increased significantly over the past few years as we have grown organically, and as we have built out and modernized our operational infrastructure and implemented our plan to build an efficient, technology‑driven mortgage banking operation with significant operational capacity for growth.  In addition, staffing and administrative costs associated with becoming a publicly-traded company in October 2017, as well as the costs related to employees and properties added through our acquisitions of FMBI and FMNBP and the assets of NattyMac during 2018, have also contributed to this increase.

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

Capital.  We manage our regulatory capital based upon factors that include: (a) the level and quality of capital and our overall financial condition; (b) the trend and volume of problem assets; (c) the dollar amount of mortgage servicing rights as a percentage of capital; (d) the level and quality of earnings; (e) the risk exposures in our balance sheet; and (f) other factors. In addition, since 2014 we have annually increased our capital through net income less dividends and equity issuances.

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

Recent Developments and Material Trends

Economic and Interest Rate Environment.  The results of our operations are highly dependent on economic conditions, mortgage volumes, and market interest rates. Residential mortgage volumes fluctuate based on economic conditions, market interest rates, and the credit parameters set by the agencies. Since the recession ended in 2009, the real estate market continues to recover and unemployment rates in the U.S. and our primary markets have significantly improved. In December 2015, the Federal Reserve raised short‑term interest rates for the first time in nine years with a 25 basis point increase and then raised rates again in December 2016, March 2017, June 2017, December 2017, March 2018, June 2018, September 2018, and December 2018, each with additional 25 basis point increases. The Mortgage Bankers Association reported a decrease in residential volume of 17% in 2017 compared to 2016 and has forecasted a 4% decline in residential volume from $1.710 trillion in 2017 to $1.643 trillion in 2018. Forecasts for 2019 and 2020 are $1.629 trillion and $1.683 trillion, respectively.

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

General and Administrative Expenses.  We expect to continue incurring increased noninterest expense attributable to general and administrative expenses related to building out and modernizing our operational infrastructure, marketing and other administrative expenses to execute our strategic initiatives, expenses to hire additional personnel and other costs required to continue our growth as a public company.

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

Acquisition of FMBI.  On January 2, 2018, we acquired FMBI, an Illinois chartered bank located in Joy, Illinois, for a purchase price of approximately $5.5 million. The acquisition provided us membership to the Federal Home Loan Bank of Chicago, allowing us to participate in their Mortgage Partnership Finance Program.

Acquisition of FMNBP.  On October 1, 2018, we acquired FMNBP, an Illinois chartered bank located in Paxton, Illinois, for a purchase price of approximately $21.9 million.

Acquisition of NattyMac, LLC.  On December 31, 2018, we acquired the assets of NattyMac, LLC, a warehouse funding operation located in Clearwater, Florida, from Home Point Financial.  Additionally, the Company repaid the balance, and related interest, of the $30 million subordinated debt that Home Point had invested in the Company.

Comparison of Operating Results for the Years Ended December 31, 2018 and 2017

General.  Net income for the year ended December 31, 2018 was $62.9 million, an increase of $8.2 million, or 15%, over the net income of $54.7 million for the year ended December 31, 2017. The increase was primarily due to a $23.4 million increase in net interest income, a $1.9 million increase in noninterest income, and a $1.3 million decrease in the provision for income taxes, which were partially offset by a $16.3 million increase in noninterest expense and  $2.2 million increase in the provision for loan losses.

Interest Income.  Interest income increased $46.2 million, or 49%, to $140.5 million for the year ended December 31, 2018, from $94.4 million for the year ended December 31, 2017. This increase was primarily attributable to a $39.5 million increase in interest on loans and loans held for sale, a $4.8 million increase in interest on other interest‑earning deposits, and a $1.9 million increase in interest on available‑for‑sale securities.

The average balance of loans, including loans held for sale, during the year ended December 31, 2018 increased $617.8 million, or 32.3%, to $2.5 billion from $1.9 billion for the year ended December 31, 2017, while the average yield on loans increased 55 basis points to 4.72% for the year ended December 31, 2018 compared to 4.17% for the year ended December 31, 2017. The increase in loans and loans held for sale was primarily due to an increase in multi-family loan and warehouse funding volumes.  The increase in the average yield on loans was primarily due to the overall increase in interest rates in the economy period to period.

The average balance of other interest‑earning assets increased $77.3 million, or 19%, to $493.9 million, for the year ended December 31, 2018 from $416.6 million for the year ended December 31, 2017, while the average yield increased 81 basis points to 1.95% for the year ended December 31, 2018.

The average balance of securities available‑for‑sale decreased $1.3 million, or 0.3%, to $377.5 million for the year ended December 31, 2018 compared to $378.8 million for the year ended December 31, 2017, and the average yield increased 51 basis points, to 1.71%, for the year ended December 31, 2018.

The average balance of trading securities decreased $18.3 million, or 12%, to $140.0 million for the year ended December 31, 2018 compared to $158.3 million for the year ended December 31, 2017, while the average yield increased by 30 basis points to 3.58% for the year ended December 31, 2018.

Interest Expense.  Total interest expense increased $22.8 million, or 82%, to $50.6 million for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Interest expense on deposits increased $22.2 million, or 111%, to $42.2 million for the year ended December 31, 2018 from the year ended December 31, 2017. The increase was primarily due to a 61 basis point increase in the average cost of interest‑bearing deposits, to 1.62% for the year ended December 31, 2018 from 1.01% for the same period in 2017, and an increase in the average balance of interest‑bearing deposits of $621.6 million, or 31%, to $2.6 billion for the year ended December 31, 2018. The increase was primarily due to the addition of deposits into interest-bearing checking and certificates of deposit. The increase in the cost of deposits was primarily due to the overall increase in interest rates in the economy period to period.

Interest expense on borrowings increased $589,000, or 8%, to $8.4 million for the year ended December 31, 2018 from $7.8 million for the year ended December 31, 2017. The increase was due primarily to a $3.9 million, or 6%, increase in the average balance outstanding period to period, and a 18 basis point increase in the average cost of borrowings, to 12.04%, for the year ended December 31, 2018, compared with 11.86% for the year ended December 31, 2017.   The higher cost of borrowings was primarily due to a higher level of short-term subordinated debt in the mix during the twelve months ended December 31, 2018 compared with the twelve months ended December 31, 2017. The terms of our subordinated debt include a variable interest rate equal to the one-month LIBOR rate plus an applicable margin.  Additionally, our warehouse structured financing agreements provide for additional interest payments for a portion of the earnings generated. As a result of these additional payments, the effective cost of borrowings increased from 4.44% and 3.52% prior to this additional payment, to 12.04% and 11.86%, for the year ended December 31, 2018 and 2017, respectively.  The Company’s largest warehouse structured financing agreement with Home Point Financial was terminated and the $30 million balance on the subordinated debt was fully repaid just prior to the Company acquiring all the assets of NattyMac, LLC on December 31, 2018.

Net Interest Income.  Net interest income increased $23.4 million, or 35%, to $90.0 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was due to a 14 basis point increase in our interest rate spread, to 2.07%, for the year ended December 31, 2018 from 1.93% for the year ended December 31, 2017, and a $50.1 million increase in our net interest earning assets period to period. Our net interest margin increased to 2.54% for the year ended December 31, 2018 from 2.32% for the year ended December 31, 2017.

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

	Year Ended December 31,
	2018				2017
			Average				Average
	Average	Interest	Yield /		Average	Interest	Yield /
(Dollars in thousands)	Balance(1)	Inc / Exp	Rate		Balance(1)	Inc / Exp	Rate
ASSETS
Interest-bearing deposits, and other	$493,949	$9,646	1.95%		$416,621	$4,747	1.14%
Securities available for sale	377,497	6,448	1.71%		378,776	4,531	1.20%
Trading securities	139,965	5,012	3.58%		158,261	5,187	3.28%
Loans and loans held for sale	2,532,433	119,457	4.72%		1,914,628	79,922	4.17%
Total interest earning assets	3,543,844	140,563	3.97%		2,868,286	94,387	3.29%
Allowance for loan losses	(10,321)				(6,949)
Noninterest earning assets	147,411				112,252
TOTAL ASSETS	$3,680,934				$2,973,589
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Interest-bearing checking	$907,393	16,397	1.81	%(4)	$569,976	6,515	1.14	%(4)
Savings deposits	233,955	573	0.24%		332,374	760	0.23%
Money market deposits	884,527	14,680	1.66%		834,473	10,097	1.21%
Certificates of deposit	573,434	10,566	1.84%		240,869	2,631	1.09%
Total Deposits	2,599,309	42,216	1.62%		1,977,692	20,003	1.01%
Borrowings	69,544	8,376	12.04%		65,660	7,787	11.86%
Total interest-bearing liabilities	2,668,853	50,592	1.90%		2,043,352	27,790	1.36%
Noninterest-bearing deposits	584,747				650,537
Noninterest-bearing liabilities	30,984				31,185
Total liabilities	3,284,584				2,725,074
Shareholders’ Equity	396,350				248,515
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,680,934				$2,973,589
Net interest spread(2)			2.07%				1.93%
Net interest earning assets	$874,991				$824,934
Net interest income		$89,971				$66,597
Net interest margin(3)			2.54%				2.32%
Average interest-earning assets to average interest-bearing liabilities			132.79%				140.37%

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

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Year ended December 31, 2018
	compared to Year ended
	December 31, 2017
	Increase (Decrease)
	Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits and other	$881	$4,018	$4,899
Securities available for sale	(15)	1,932	1,917
Trading securities	(600)	425	(175)
Loans and loans held for sale	25,789	13,746	39,535
Total interest income	26,055	20,121	46,176
Interest expense
Deposits
Interest-bearing checking	3,857	6,025	9,882
Savings deposits	(225)	38	(187)
Money market deposits	606	3,977	4,583
Certificates of deposit	3,633	4,302	7,935
Total Deposits	7,871	14,342	22,213
Borrowings	461	128	589
Total interest expense	8,332	14,470	22,802
Net interest income	$17,723	$5,651	$23,374

Provision for Loan Losses.  We recorded a provision for loan losses of $4.6 million for the year ended December 31, 2018, an increase of $2.2 million, compared with the year ended December 31, 2017.  The increase was primarily due to loan growth, the types of loans added, and the higher provision required for loans pertaining to the acquisition of NattyMac assets that were previously insulated from potential losses through a right of set-off against the debt owed to its previous owner.

The allowance for loan losses was $12.7 million, or 0.62% of total loans, at December 31, 2018, compared to $8.3 million, or 0.60% of total loans, at December 31, 2017. Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $2.4 million, or 0.12% of total loans, at December 31, 2018, compared to $3.1 million, or 0.23% of total loans, at December 31, 2017. Special Mention (Watch) loans were $90.6 million at December 31, 2018, compared to $16.3 million at December 31, 2017.  The increase compared to December 31, 2017 primarily reflected the active monitoring of certain multi-family construction projects with cost over-runs that were funded by the borrowers.  The loan payments on these projects have remained current.  Classified (substandard, doubtful and loss) loans were $11.2 million at December 31, 2018 and $7.3 million at December 31, 2017.  Total loans past due greater than 30 days were $3.2 million and $4.3 million at those respective dates. We had no recoveries and $236,000 of charge offs during the year ended December 31, 2018, and recoveries of $135,000 and $546,000 of charge offs during the year ended December 31, 2017. As a percentage of nonperforming loans, the allowance for loan losses was 526.9% at December 31, 2018 compared to 264.7% at December 31, 2017.  The increase compared to December 31, 2017 was primarily due to the increase in the allowance for loan losses and the reduction in nonperforming loans.

Noninterest Income.  Noninterest income increased $1.9 million, or 4%, to $49.6 million for the year ended December 31, 2018 from $47.7 million for the year ended December 31, 2017. The increase was primarily due to an increase of $1.5 million in gain on sale of loans and a $1.0 million increase in other income, partially offset by a $532,000 decrease in loan servicing fees and a $58,000 decrease in mortgage warehouse fees.

The gain on sale of loans amounted to $39.3 million during the year ended December 31, 2018, an increase of 4%  compared to $37.8 million in the prior year, primarily due to an increase in the volume of multi-family rental real estate loans.

The lower loan servicing fees in 2018 was primarily due to a $1.8 million increase in the fair value of mortgage servicing rights for the year ended December 31, 2018, compared with an increase of $3.0 million for the year ended December 31, 2017.

Noninterest Expense.  Noninterest expense increased $16.3 million, or 47%, to $50.9 million for the year ended December 31, 2018 compared to $34.6 million for the year ended December 31, 2017. The increase was due primarily to a $10.8 million, or 50%, increase in salaries and employee benefits. The increase in salaries and employee benefits was due primarily to an increase in the number of employees to support growth, commission expense from loan growth in the multi-family segment, the acquisitions of FMBI and FMNBP, and additional hiring associated with becoming a publicly traded company.  The increase in salaries and benefits led to an increase in the efficiency ratio, to 36.47% for the year ended December 31, 2018, compared with 30.32% for the year ended December 31, 2017.

Income Taxes.  Income tax expense decreased $1.3 million, or 6%, to $21.2 million for the year ended December 31, 2018 from $22.5 million for the year ended December 31, 2017. The decrease was due primarily to reduced tax rates associated with federal income tax reform legislation, partially offset by a 9% increase in pretax income from period to period.  The year ended December 31, 2017 also included a $6.9 million one-time benefit associated with changes to the Company’s deferred tax liability under federal income tax reform legislation.  Our effective tax rate was 25.2% for the year ended December 31, 2018 and 29.1% for the year ended December 31, 2017.

Comparison of Operating Results for the Years Ended December 31, 2017 and 2016

General.  Net income for the year ended December 31, 2017 was $54.7 million, an increase of $21.6 million, or 65%, over the net income of $33.1 million for the year ended December 31, 2016. The increase was primarily due to a $19.2 million increase in noninterest income, a $12.6 million increase in net interest income, and a one-time $6.9 million benefit associated with changes to the Company’s deferred tax liability under the recent federal income tax reform legislation, which were partially offset by a $7.9 million increase in noninterest expense.

Interest Income.  Interest income increased $21.4 million, or 29%, to $94.4 million for the year ended December 31, 2017 from $72.9 million for the year ended December 31, 2016. This increase was primarily attributable to a $17.4 million increase in interest on loans and loans held for sale, a $0.7 million increase in interest on trading securities, a $1.3 million increase in interest on available‑for‑sale securities, and a $2.1 million increase in interest on other interest‑earning deposits, including FHLB stock. The average balance of loans, including loans held for sale, during the year ended December 31, 2017 increased $216.7 million, or 13%, to $1.9 billion from $1.7 billion for the year ended December 31, 2016, while the average yield on loans increased 49 basis points to 4.17% for the year ended December 31, 2017 compared to 3.68% for the year ended December 31, 2016. The increase in loans and loans held for sale was primarily due to an  increase in multi-family loan volume, partially offset by a decrease in warehouse funding volume. The increase in the average yield on loans was due to the overall increase in interest rates in the economy period to period. The average balance of trading securities increased $10.5 million, or 7%, to $158.3 million for the year ended December 31, 2017 compared to $147.8 million for the year ended December 31, 2016, while the average yield increased by 22 basis points to 3.28% for the year ended December 31, 2017. The average balance of available‑for‑sale securities increased $80.9 million, or 27%, to $378.8 million for the year ended December 31, 2017 compared to $297.9 million for the year ended December 31, 2016, and the average yield increased 11 basis points to 1.20% for the year ended December 31, 2017. The average balance of other interest‑earning assets decreased $41.4 million, or 9%, to $416.6 million for the year ended December 31, 2017 from $458.1 million for the year ended December 31, 2016, while the average yield increased 57 basis points to 1.14% for the year ended December 31, 2017.

Interest Expense.  Total interest expense increased $8.8 million, or 47%, to $27.8 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. Interest expense on deposits increased $8.3 million, or 72%, to $20.0 million for the year ended December 31, 2017 from the year ended December 31, 2016. The increase was primarily due to a 32 basis point increase in the average cost of interest‑bearing deposits, to 1.01% for the year ended December 31, 2017 from 0.69% for the same period in 2016, and an increase in the average balance of interest‑bearing deposits of $284.8 million, or 17%, to $2.0 billion for the year ended December 31, 2017. The increase was primarily due to the addition of deposits into interest-bearing checking and money market accounts by existing Mortgage Warehousing segment customers. The increase in the cost of deposits was due to the overall increase in interest rates in the economy period to period. Interest expense on borrowings increased $482,000, or 7%, to $7.8 million for the year ended December 31, 2017 from $7.3 million for the year ended December 31, 2016. The increase was due primarily to a $7.3 million, or 13%, increase in the average balance outstanding period to period, which was partially offset by a 66 basis point decrease in the average cost of borrowings to 11.86% for the year ended December 31, 2017 compared to 12.52% for the year ended December 31, 2016. The terms of our $30.0 million subordinated debt include a variable interest rate equal to the one‑month LIBOR rate plus an applicable margin. Additionally, the debt agreement provides for an additional interest payment of an amount equal to 49.0% of the earnings of our wholly owned subsidiary, NMF. As a result of this additional payment, the effective cost of borrowings increased from 3.52% and 3.21% prior to this additional payment, to 11.86% and 12.52% for the year ended December 31, 2017 and 2016, respectively.

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

	Year Ended December 31,
	2017				2016
			Average				Average
	Average	Interest	Yield /		Average	Interest	Yield /
(Dollars in thousands)	Balance(1)	Inc / Exp	Rate		Balance(1)	Inc / Exp	Rate
ASSETS
Interest-bearing deposits, and other	$416,621	$4,747	1.14%		$458,060	$2,611	0.57%
Securities available for sale	378,776	4,531	1.20%		297,874	3,249	1.09%
Trading securities	158,261	5,187	3.28%		147,782	4,516	3.06%
Loans and loans held for sale	1,914,628	79,922	4.17%		1,697,957	62,563	3.68%
Total interest earning assets	2,868,286	94,387	3.29%		2,601,673	72,939	2.80%
Allowance for loan losses	(6,949)				(5,892)
Noninterest earning assets	112,252				83,890
TOTAL ASSETS	$2,973,589				$2,679,671
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Interest-bearing checking	$569,976	6,515	1.14	%(4)	$397,767	2,796	0.70%
Savings deposits	332,374	760	0.23%		278,919	356	0.13%
Money market deposits	834,473	10,097	1.21%		673,643	6,481	0.96%
Certificates of deposit	240,869	2,631	1.09%		342,599	2,030	0.59%
Total Deposits	1,977,692	20,003	1.01%		1,692,928	11,663	0.69%
Borrowings	65,660	7,787	11.86%		58,335	7,305	12.52%
Total interest-bearing liabilities	2,043,352	27,790	1.36%		1,751,263	18,968	1.08%
Noninterest-bearing deposits	650,537				726,811
Noninterest-bearing liabilities	31,185				24,227
Total liabilities	2,725,074				2,502,301
Shareholders’ Equity	248,515				177,370
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,973,589				$2,679,671
Net interest spread(2)			1.93%				1.72%
Net interest earning assets	$824,934				$850,410
Net interest income		$66,597				$53,971
Net interest margin(3)			2.32%				2.07%
Average interest-earning assets to average interest-bearing liabilities			140.37%				148.56%

(1)	Average balances are average daily balances.
(2)	Represents the average rate earned on interest‑earning assets minus the average rate paid on interest‑bearing liabilities.
(3)	Represents net interest income (annualized) divided by total average earning assets.
(4)	Reflects increases in LIBOR on mortgage custodial deposits.

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

The following table below summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Year ended December 31, 2017
	compared to Year ended
	December 31, 2016
	Increase (Decrease)
	Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits and other	$(256)	$2,392	$2,136
Securities available for sale	945	337	1,282
Trading securities	332	339	671
Loans and loans held for sale	8,503	8,856	17,359
Total interest income	9,524	11,924	21,448
Interest expense
Deposits
Interest-bearing checking	1,520	2,199	3,719
Savings deposits	79	325	404
Money market deposits	1,739	1,877	3,616
Certificates of deposit	(735)	1,336	601
Total Deposits	2,603	5,737	8,340
Borrowings	883	(401)	482
Total interest expense	3,486	5,336	8,822
Net interest income	$6,038	$6,588	$12,626

Provision for Loan Losses.  We recorded a provision for loan losses of $2.5 million for the year ended December 31, 2017, an increase of $1.5 million, compared with $960,000 for the year ended December 31, 2016. The allowance for loan losses was $8.3 million, or 0.60% of total loans, at December 31, 2017, compared to $6.3 million, or 0.66% of total loans, at December 31, 2016. Total nonperforming loans were $3.1 million at December 31, 2017, compared to $1.9 million at December 31, 2016. Classified (substandard, doubtful and loss) loans were $7.3 million at December 31, 2017 and $5.5 million at December 31, 2016, and total loans past due greater than 30 days were $4.3 million and $4.2 million at those respective dates. We had recoveries of $135,000 and $546,000 of charge offs during the year ended December 31, 2017, and had no charge offs or recoveries during the year ended December 31, 2016. As a percentage of nonperforming loans, the allowance for loan losses was 264.7% at December 31, 2017 compared to 331.2% at December 31, 2016.

Noninterest Income.  Noninterest income increased $19.2 million, or 67%, to $47.7 million for the year ended December 31, 2017 from $28.5 million for the year ended December 31, 2016. The increase was primarily due to an increase of $13.0 million in gain on sale of loans, a $6.0 million increase in loan servicing fees, and a $579,000 increase in other income, partially offset by an $407,000 decrease in mortgage warehouse fees. The gain on sale of loans amounted to $37.8 million during the year ended December 31, 2017, an increase of 53% compared to $24.8 million in the prior year, due primarily to an increase in the volume of multi‑family rental real estate loan sales in the secondary market.  The increase in loan servicing fees was due primarily to a $1.0 billion, or 25%, increase in the volume of unpaid principal balances of mortgage and other loans serviced for others in the year ended December 31, 2017, compared with December 31, 2016, and an increase in the fair value adjustment of mortgage servicing rights during the year ended December 31, 2017.

Noninterest Expense.  Noninterest expense increased $7.9 million, or 30%, to $34.6 million for the year ended December 31, 2017 compared to $26.7 million for the year ended December 31, 2016. The increase was due primarily to a $7.2 million, or 50%, increase in salaries and employee benefits. The increase in salaries and employee benefits was due primarily to an increase in the number of employees and commission expense that reflected organic growth, the MCS acquisition, and additional hiring associated with becoming a publicly traded company.  Despite the increase in salaries and benefits, the efficiency ratio declined by 208 basis points, to 30.32% for the year ended December 31, 2017, compared with 32.40% for the year ended December 31, 2016.

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

Operating Segment Analysis

Our reportable segments are Multi‑family Mortgage Banking, Mortgage Warehousing, and Banking. As discussed in Note 24 of our Consolidated Financial Statements included elsewhere in this report, our reportable segments have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines.

The Multi‑family Mortgage Banking segment primarily originates and services multi‑family loans. The Mortgage Warehousing segment funds agency eligible residential loans from origination or purchase to sale in the secondary market, as well as commercial loans to non‑depository financial institutions. The Banking segment provides a wide range of financial products and services to consumers and businesses, including commercial, commercial real estate, mortgage and other consumer loan products; letters of credit; and various types of deposit products, including checking, savings and time deposit accounts. The Other item presented in Note 24 of our Consolidated Financial Statements included elsewhere in this report includes general and administrative expenses for provision of services to all segments, internal funds transfer pricing offsets resulting from allocations to or from the other segments, certain elimination entries, and investments in qualified affordable housing limited partnerships.

Our segment financial information was compiled utilizing the accounting policies described in Note 1, “Nature of Operations and Summary of Significant Accounting Policies,” and Note 24, “Segment Information,” of the Notes to Consolidated Financial Statements included elsewhere in this report. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Mortgage Warehousing and Banking segments based on Merchants Bank’s cost of funds. The provision for loan losses is allocated based on information included in our allowance for loan losses analysis and specific loan data for each segment.

The following table presents our primary operating results for our operating segments for the years ended December 31, 2018, 2017 and 2016.

	Multi-family
	Mortgage	Mortgage
(Dollars in thousands)	Banking	Warehousing	Banking	Other	Total
Year Ended December 31, 2018
Total interest income	$712	$58,784	$79,332	$1,735	$140,563
Total interest expense	—	24,369	29,508	(3,285)	50,592
Net interest income	712	34,415	49,824	5,020	89,971
Provision for loan losses	—	1,372	3,257	—	4,629
Net interest income after provision for loan losses	712	33,043	46,567	5,020	85,342
Total noninterest income	45,831	2,550	3,150	(1,946)	49,585
Noninterest expense	19,205	7,721	14,876	9,098	50,900
Income before income taxes	27,338	27,872	34,841	(6,024)	84,027
Income taxes	7,528	6,872	8,572	(1,819)	21,153
Net income	$19,810	$21,000	$26,269	$(4,205)	$62,874
Total assets	$166,102	$1,430,776	$2,256,687	$30,598	$3,884,163

	Multi-family
	Mortgage	Mortgage
(Dollars in thousands)	Banking	Warehousing	Banking	Other	Total
Year Ended December 31, 2017
Total interest income	$414	$48,798	$44,454	$721	$94,387
Total interest expense	—	13,673	14,853	(736)	27,790
Net interest income	414	35,125	29,601	1,457	66,597
Provision for loan losses	—	452	2,020	—	2,472
Net interest income after provision for loan losses	414	34,673	27,581	1,457	64,125
Total noninterest income	43,715	2,836	1,943	(814)	47,680
Noninterest expense	10,911	7,710	9,835	6,188	34,644
Income before income taxes	33,218	29,799	19,689	(5,545)	77,161
Income taxes	4,557	11,558	8,279	(1,917)	22,477
Net income	$28,661	$18,241	$11,410	$(3,628)	$54,684
Total assets	$134,390	$1,352,748	$1,889,140	$16,855	$3,393,133

	Multi-family
	Mortgage	Mortgage
(Dollars in thousands)	Banking	Warehousing	Banking	Other	Total
Year Ended December 31, 2016
Total interest income	$237	$43,352	$29,350	$—	$72,939
Total interest expense	—	11,235	6,546	1,187	18,968
Net interest income	237	32,117	22,804	(1,187)	53,971
Provision for loan losses	—	(247)	1,207	—	960
Net interest income after provision for loan losses	237	32,364	21,597	(1,187)	53,011
Total noninterest income	22,798	3,220	2,486	—	28,504
Noninterest expense	7,474	7,730	8,383	3,133	26,720
Income before income taxes	15,561	27,854	15,700	(4,320)	54,795
Income taxes	6,153	11,015	6,208	(1,708)	21,668
Net income	$9,408	$16,839	$9,492	$(2,612)	$33,127
Total assets	$98,553	$1,060,723	$1,545,783	$13,453	$2,718,512

Multi‑family Mortgage Banking.  The Multi‑family Mortgage Banking segment reported net income of $19.8 million for the year ended December 31, 2018, a decrease of $8.9 million, or 31%, compared with  $28.7 million reported for the year ended December 31, 2017. The decrease was due primarily to an increase of $8.3 million in noninterest expenses,  partially offset by a $2.1 million increase in noninterest income.   The increase in noninterest expenses reflected higher salaries and employee benefits, primarily due to higher commissions related to higher loan volume and the acquisition of MCS since August of 2017. The volume of loans originated and acquired for sale in the secondary market increased by $314.2 million, or 34%, to $1.2 billion for the year ended December 31, 2018, compared to $925.5 million in the prior year. The $2.1 million increase in noninterest income was primarily due to higher gains on sale, reflecting an increase in the volume of multi-family rental real estate loans compared to the twelve months ended December 31, 2017. During the twelve months ended December 31, 2018, noninterest income included a $1.8 million benefit for the increase in the fair value of the mortgage servicing rights asset, compared with a $3.0 million benefit for the increase in fair value for the comparable period of 2017.  The decrease in net income compared to the prior year also reflected the one-time tax benefit of $7.9 million in the year ended December 31, 2017 associated with the changes to the Company’s deferred tax liability under the recent federal income tax reform legislation.  Total assets in the Multi-family segment increased 24%, to $166.1 million at December 31, 2018, compared with December 31, 2017.

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

Mortgage Warehousing.  The Mortgage Warehousing segment reported net income of $21.0 million for the year ended December 31, 2018, an increase of $2.8 million, or 15%, over the $18.2 million reported for the year ended December 31, 2017.  The increase was primarily due to a $4.7 million, or 41%, decrease in income taxes associated with tax reform. This was partially offset by a $920,000 increase in the provision for loan losses,  primarily associated with growth in commercial loans and the acquisition of NattyMac assets.  It was also partially offset by a $710,000 decrease in net interest income, associated with higher costs of deposits. The volume of warehouse residential participations, multi-family trading securities, and warehouse lines of credit increased 1.5%, to $23.4 billion for the year ended December 31, 2018 compared to $23.0 billion for the year ended December 31, 2017.  This compared favorably to the 3.9% industry decline in single-family residential loan volumes from the twelve months ended December 31, 2018 to the twelve months ended December 31, 2017, according to the Mortgage Bankers Association.  Total assets in the Mortgage Warehousing segment increased 6%, to $1.4 billion at December 31, 2018, compared with December 31, 2017.

The Mortgage Warehousing segment reported net income for the year ended December 31, 2017, of $18.2 million, an increase of $1.4 million, or 8%, over the $16.8 million reported for the year ended December 31, 2016. The increase was comprised primarily of a $3.0 million, or 9%, increase in net interest income associated with an increase in the average yield on loans.  The higher rates were partially offset by a decrease in the average loan portfolio balance outstanding. The volume of warehouse residential participations, multi-family trading securities, and warehouse lines of credit loan funding decreased 7% to $23.0 billion for the year ended December 31, 2017 compared to $24.8 billion for the year ended December 31, 2016.

Banking.  The Banking segment reported net income for the year ended December 31, 2018, of $26.3 million, an increase of $14.9 million, or 130%, over the $11.4 million reported for the year ended December 31, 2017. The increase was primarily due to a $20.2 million increase in net interest income, including an increase in both the average loan balances outstanding, particularly in multi-family loans, and the average yield on loans.  The growth in net interest income was partially offset by a $5.0 million increase in noninterest expenses reflecting higher salaries and benefits associated with both organic growth and the acquisitions of FMBI and FMNBP.  The results of FMBI and FMNBP contributed approximately $605,000 of net income to the Banking segment during the twelve months ended December 31, 2018.  Total assets in the Banking segment increased 19%, to $2.3 billion at December 31, 2018, compared with December 31, 2017.

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

Financial Condition

As of December 31, 2018, we had approximately $3.9 billion in total assets, $3.2 billion in deposits, and $421.2 million in total shareholders’ equity. Total assets as of December 31, 2018, included approximately $336.5 million of cash and cash equivalents, $2.9 billion of loans, which was comprised of $832.5 million of loans held for sale and $2.0 billion of loans held for investment, net of allowance for loan losses.  Total assets also include $163.4 million of trading securities that primarily represent pre‑sold multi‑family rental real estate loan originations in Ginnie Mae, Freddie Mac, and Fannie Mae mortgage backed securities pending settlements that typically occur within 30 days. There are $331.1 million of available for sale securities that are match funded with related custodial deposits. There are restrictions on the types of securities, as these are funded by certain custodial deposits where we set the cost of deposits based on the yield of the related securities. Mortgage servicing rights at December 31, 2018 were $77.8 million based on the fair value of the multi‑family rental real estate loan servicing, which are primarily Ginnie Mae servicing rights with 10‑year call protection.

Comparison of Financial Condition at December 31, 2018, 2017, and 2016

Total Assets.  Total assets increased $491.0 million, or 14%, to $3.9 billion at December 31, 2018 from $3.4 billion at December 31, 2017, and at December 31, 2017 increased $674.6 million, or 25%, from $2.7 billion at December 31, 2016. The increases were due primarily to increases in loans during both periods, which were partially offset by decreases in cash and cash equivalents.  Also contributing to the change in assets from December 31, 2017 compared to December 31, 2018 was an increase in trading securities that was offset by a decrease in available for sale securities.  Also contributing to the increase in assets from December 31, 2016 compared to December 31, 2017 was an increase in available for sale securities.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $23.0 million, or 6%, to $336.5 million at December 31, 2018 from $359.5 million at December 31, 2017, and at December 31, 2017 decreased $86.2 million, or 19%, from $445.7 million at December 31, 2016.

Trading Securities.  Trading securities increased $22.6 million, or 16%, to $163.4 million at December 31, 2018, from $140.8 million at December 31, 2017, and at December 31, 2017 increased $3.2 million, or 2%, from $137.7 million at December 31, 2016. The trading securities represent loans that Merchants Bank has funded and are held pending settlement, primarily as GNMA mortgage‑backed securities with a firm investor commitment to purchase the securities. The increases were due to an increase in the volume of lending, and timing of settlements.

Securities Available‑for‑Sale.  Investment securities available‑for‑sale decreased $77.3 million, or 19%, to $331.1 million at December 31, 2018 from $408.4 million at December 31, 2017. The decrease during 2018 was primarily due to sales, calls, maturities (paydowns) and repayments of securities totaling $194.7 million, which were partially offset by purchases of $47.0 million during the period.  The decrease reflects a strategic decision to replace the funding used for some securities with reciprocal deposits that provide FDIC insurance for our customers, which allows us to utilize these deposits to fund loans.  The $82.5 million, or 25%, increase during 2017, to $408.4 million at December 31, 2017 compared with  $325.9 million at December 31, 2016 was primarily due to purchases of $199.6 million, partially offset by sales, calls, maturities (paydowns) and repayments of securities totaling $116.5 million. We invest in available for sale securities primarily using funds from escrow deposits held at Merchants Bank received in connection with our servicing activities.

The available for sale securities are funded by, and paired with as to interest rates, escrow custodial deposits held at Merchants Bank on loans serviced by us. This portfolio of securities is structured to achieve a favorable interest rate spread.

Loans Held for Sale. Loans held for sale, comprised primarily of single‑family residential real estate loan participations, decreased $162.9 million, or 16%, to $832.5 million at December 31, 2018 compared with December 31, 2017.  Originations and purchases of loans identified as held for sale totaled $17.8 billion during the year ended December 31, 2018, compared to $18.7 billion during the same period in 2017. The increase in capital from our initial public offering has allowed us to reduce loan participation activity and retain more loans at Merchants Bank. The overall decrease also reflects the decreased volumes in the industry as rates increased during 2018.

Loans held for sale increased $230.8 million, or 30%, to $995.3 million at December 31, 2017 from $764.5 million at December 31, 2016. Originations and purchases of loans identified as held for sale totaled $18.7 billion during the year ended December 31, 2017, compared to $20.1 billion during the year ended December 31, 2016.

Loans Receivable, Net. The following table shows our allocation of loans held for investment as of the dates presented:

	December 31, 2018		December 31, 2017		December 31, 2016
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total

Mortgage warehouse lines of credit	$337,332	16%	$224,937	16%	$275,039	29%
Residential real estate	410,871	20%	330,410	24%	235,759	25%
Multi-family and healthcare financing	914,393	44%	529,259	38%	261,031	28%
Commercial and commercial real estate	299,194	15%	228,668	17%	113,812	12%
Agricultural production and real estate	79,255	4%	51,966	4%	46,763	5%
Consumer and margin	17,082	1%	9,420	1%	9,392	1%
Total	2,058,127		1,374,660		941,796
Allowance for loan losses	(12,704)		(8,311)		(6,250)
Total loans held for investment, net	$2,045,423	100.00%	$1,366,349	100%	$935,546	100%

Loans receivable, net, which are comprised of loans held for investment, increased $679.1 million, or 50%, to $2.0 billion at December 31, 2018 compared to December 31, 2017. The increase in net loans was comprised primarily of:

•	an increase of $385.1 million, or 73%, in multi-family and healthcare financing loans, to $914.4 million,
•	an increase of $112.4 million, or 50%, in mortgage warehouse lines of credit loans, to $337.3 million,
•	an increase of $80.5 million, or 24%, in residential real estate loans, to $410.9 million,
•	an increase of $70.5 million, or 31%, increase in commercial loans, to $299.2 million, and
•	an increase of $27.3 million, or 53%, in agricultural loans, to $79.3 million.

The increase in multi-family and healthcare financing was due to higher origination volume.  The increase in mortgage warehouse lines of credit was despite  an industry decline in volume for 1 to 4 family mortgage originations. There was a 4% industry decline in single‑family residential loan volumes from the year ended December 31, 2017 to the year ended December 31, 2018, according to the Mortgage Bankers Association.  This compared to the 2% increase in mortgage warehouse volumes we reported during the same period. The increase in residential real estate was due to a 28% increase in our first-lien home equity line of credit (HELOC) product line, which grew from $222.7 million for the year ended December 31, 2017 to $284.9 million for the year ended 2018. The increase in commercial loans was due primarily to an increase in operating lines of credit secured by mortgage servicing rights and cross‑collateralized by gain on sale proceeds from loans funded by Merchants Bank under warehouse facilities.  The increase in agricultural loans was due primarily to the acquisitions of FMBI and FMNBP.

During 2017, loans held for investment increased $430.8 million, or 46%, to $1.4 billion at December 31, 2017 compared to December 31, 2016. The increase in net loans was comprised primarily of:

•	an increase of $268.2 million, or 103%, in multi-family and healthcare financing loans, to $529.3 million
•	a $114.9 million increase in commercial loans, to $228.7 million,
•	a $94.7 million, or 40%, increase in residential real estate loans, to $330.4 million at December 31, 2017, and
•	partially offset by a decrease of $50.1 million, or 18%, in mortgage warehouse lines of credit loans to $224.9 million at December 31, 2017 from $275.0 million at December 31, 2016.

The increase during 2017 for multi-family and healthcare financing was due to the increased origination volume.  The increase in commercial loans was due primarily to a $82.2 million increase in operating lines of credit secured by mortgage servicing rights and cross‑collateralized by gain on sale proceeds from loans funded by Merchants Bank under warehouse facilities. The increase in residential real estate was due to a 64% increase in our first-lien home equity line of credit (HELOC) product line, which grew from $136.0 million for the year ended December 31, 2016 to $222.7 million for the year ended 2017. The decrease in mortgage warehouse lines of credit was due primarily to a $67.0 million decrease in balances and a $16.9 million decrease in participations sold to other financial institutions. The decrease in mortgage warehouse lines of credit balances was primarily due to a shift from warehouse lines of credit to single family loan participations and a decline in the industry volumes of 1 to 4 family mortgage originations. There was a 17% industry decline in single‑family residential loan volumes from the year ended December 31, 2016 to the year ended December 31, 2017, according to the Mortgage Bankers Association, compared to the 7% decline in mortgage warehouse volumes we reported during the same period.

The following table presents an analysis of the allowance for loan losses for the periods presented:

	At or For the Year
	Ended December 31,
(Dollars in thousands)	2018	2017	2016

Balance at beginning of period	$8,311	$6,250	$5,422
Charge-offs:
Mortgage warehouse lines of credit	—	—	—
Residential real estate	—	—	—
Multi-family and healthcare financing	—	—	—
Commercial and commercial real estate	(90)	(546)	—
Agricultural production and real estate	—	—	—
Consumer and margin	(146)	—	—
Total charge-offs	(236)	(546)	—
Recoveries:
Mortgage warehouse lines of credit	—	—	—
Residential real estate	—	—	—
Multi-family and healthcare financing	—	—	—
Commercial and commercial real estate	—	135	—
Agricultural production and real estate	—
Consumer and margin	—	—	—
Total recoveries	—	135	—
Net (charge-offs) recoveries	(236)	(411)	—
Transfers out:
Residential real estate	—	—	(132)
Provision for loan losses	4,629	2,472	960
Balance at end of period	$12,704	$8,311	$6,250
Ratios:
Net charge-offs to average loans outstanding	0.01%	0.02%	0.00%
Allowance for loan losses to nonperforming loans at end of period	526.92%	264.68%	331.21%
Allowance for loan losses to total loans at end of period	0.62%	0.60%	0.66%

The following table presents an analysis of the allowance for loan losses for the periods presented:

	At December 31,
	2018			2017			2016
			Percent of			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in		Percent of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans

Mortgage warehouse lines of credit	$1,068	8%	16%	$283	3%	16%	$373	6%	29%
Residential real estate	1,986	16%	20%	1,587	19%	24%	2,170	35%	25%
Multi-family and healthcare financing	6,030	48%	44%	3,502	42%	38%	1,962	31%	28%
Commercial and commercial real estate	3,051	24%	15%	2,362	29%	17%	1,374	22%	12%
Agricultural production and real estate	429	3%	4%	320	4%	4%	269	4%	5%
Consumer and margin	140	1%	1%	257	3%	1%	102	2%	1%
Total allocated allowance	12,704	100%	100%	8,311	100%	100%	6,250	100%	100%
Unallocated allowance	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$12,704	100%	100%	$8,311	100%	100%	$6,250	100%	100%

The following table sets forth the amounts of nonperforming loans and nonperforming assets at the dates indicated:

	At
	December 31,
(Dollars in thousands)	2018	2017	2016

Nonaccrual loans:
Mortgage warehouse lines of credit	$575	$—	$—
Residential real estate	893	60	303
Multi-family and healthcare financing	—	—	—
Commercial and commercial real estate	136	2,060	899
Agricultural production and real estate	282	282	—
Consumer and margin	18	146	—
Total	1,904	2,548	1,202
Accruing loans 90 days or more past due:
Mortgage warehouse lines of credit	—	—	—
Residential real estate	74	475	578
Multi-family and healthcare financing	—	—	—
Commercial and commercial real estate	117	—	—
Agricultural production and real estate	307	117	107
Consumer and margin	9	—	—
Total	507	592	685
Total nonperforming loans	2,411	3,140	1,887
Real estate owned	—	—	—
Other nonperforming assets	—	—	—
Total nonperforming assets	$2,411	$3,140	$1,887
Troubled debt restructurings:
Mortgage warehouse lines of credit	$—	$—	$—
Residential real estate	—	—	—
Multi-family and healthcare financing	—	—	—
Commercial and commercial real estate	3,998	1,969	—
Agricultural production and real estate	—	—	—
Consumer and margin	—	—	—
Total	$3,998	$1,969	$—
Ratios:
Total nonperforming loans to total loans	0.12%	0.23%	0.20%
Total nonperforming loans to total assets	0.06%	0.09%	0.07%
Total nonperforming assets to total assets	0.06%	0.09%	0.07%
Total nonperforming loans and TDRs to total loans	0.31%	0.37%	0.20%
Total nonperforming loans and TDRs to total assets	0.17%	0.15%	0.07%
Total nonperforming assets and TDRs to total assets	0.17%	0.15%	0.07%

Mortgage Servicing Rights. Mortgage servicing rights increased $11.8 million, or 18%, to $77.8 million at December 31, 2018 from $66.1 million at December 31, 2017.  Purchased and originated servicing added $14.1 million, partially offset by reductions for paydowns on serviced loans of $4.2 million.  The balances at December 31, 2018 and 2017 included a benefit to reflect an increase in fair value of the mortgage servicing rights for $1.8 million and $3.0 million, respectively.

Mortgage servicing rights increased $12.4 million, or 23%, to $66.1 million at December 31, 2017 from $53.7 million at December 31, 2016.  During 2017, the acquisition of MCS added $4.0 million in mortgage servicing rights to our portfolio.  Purchased and originated servicing added $11.0 million, partially offset by reductions for paydowns on serviced loans of $5.5 million.  Also contributing to the increase was a $3.0 million benefit to reflect an increase in fair value of the mortgage servicing rights, compared with a $3.3 million decrease in fair value for 2016.

Deposits. Deposits increased $287.5 million, or 10%, to $3.2 billion at December 31, 2018 from $2.9 billion at December 31, 2017.  Interest-bearing deposits increased $725.3 million, or 31%, to $3.1 billion at December 31, 2018, and noninterest-bearing deposits decreased $437.8 million, to $182.9 million at December 31, 2018.  The increase in interest-bearing deposits and related decrease in noninterest-bearing deposits is primarily driven by agreements to provide custodial credits to warehouse customers that have substantial escrow deposits with us.

Demand deposits increased $269.8 million, or 21%, to $1.5 billion at December 31, 2018, savings deposits decreased $253.8 million, or 20%, to $1.0 billion at December 31, 2018, while certificates of deposit accounts increased $271.5 million, or 66%, to $680.5 million at December 31, 2018. The change in certificates of deposit accounts was largely due to the level of brokered deposits outstanding period to period.

Brokered certificates of deposit accounts increased $231.5 million, or 67%, to $578.5 million at December 31, 2018 from $347.0 million at December 31, 2017. Brokered savings deposits decreased $279.9 million, or 72%, to $109.6 million at December 31, 2018 from $389.5 million at December 31, 2017 and brokered demand deposit accounts increased by $95.1 million, or 46%, to $300.1 million at December 31, 2018. To fund increased loan originations, total brokered deposits, which also includes brokered demand accounts, increased $46.7 million, or 5%, to $988.2 million at December 31, 2018 from $941.5 million at December 31, 2017. Although our brokered deposits are short-term in nature, they may be more rate sensitive compared to other sources of funding. In the future, those depositors may not replace their brokered deposits with us as they mature, or we may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or other sources of funds. Not being able to maintain or replace those deposits as they mature would adversely affect our liquidity. Additionally, if Merchants Bank does not maintain its well‑capitalized position, it may not accept or renew any brokered deposits without a waiver granted by the FDIC.

During 2017, deposits increased $514.9 million, or 21%, to $2.9 billion at December 31, 2017 from $2.4 billion at December 31, 2016.  Interest-bearing deposits increased $460.9 million, or 25%, to $2.3 billion at December 31, 2017, and noninterest-bearing deposits increased $54.1 million, to $620.7 million at December 31, 2017. Demand deposits increased $211.4 million, or 20%, to $1.3 billion at December 31, 2017, savings deposits increased $60.9 million, or 5%, to $1.3 billion at December 31, 2017, while certificates of deposit accounts increased $242.7 million, or 146%, to $409.0 million at December 31, 2017. The change in certificates of deposit accounts was largely due to the level of brokered deposits outstanding period to period. Brokered certificates of deposit accounts increased $220.0 million, or 173%, to $347.0 million at December 31, 2017 from $127.0 million at December 31, 2016. Brokered savings deposits decreased $61.1 million, or 14%, to $389.5 million at December 31, 2017 from $450.6 million at December 31, 2016 and brokered demand deposit accounts increased by $144.5 million, or 239%, to $205.0 million at December 31, 2017. To fund increased loan originations, total brokered deposits, which also includes brokered demand accounts, increased $303.4 million, or 48%, to $941.5 million at December 31, 2017 from $638.1 million at December 31, 2016.

The following tables show the average balance amounts and the average contractual rates paid on our deposits for the periods indicated:

	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2018		December 31, 2017		December 31, 2016
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$584,747	—%	$650,537	—%	$726,811	—%
Interest-bearing demand	907,393	1.81%	569,976	1.14%	397,767	0.70%
Money market savings	884,527	1.66%	834,473	1.21%	673,643	0.96%
Savings	233,955	0.24%	332,374	0.23%	278,919	0.13%
Certificates of deposit	573,434	1.84%	240,869	1.09%	342,599	0.59%
Total	$3,184,056	1.33%	$2,628,229	0.76%	$2,419,739	0.48%

The following table shows time deposits of $100,000 or more by time remaining until maturity:

At December 31,
(Dollars in thousands)	2018

Three months or less	$22,548
Over three months through six months	22,128
Over six months through one year	8,655
Over one year to three years	14,922
Over three years	1,468
Total	$69,721

Borrowings. Borrowings totaled $195.5 million at December 31, 2018, an increase of $138.8 from December 31, 2017, in order to maintain an appropriate level of cash to fund our businesses. The increase in borrowings was primarily obtained from short-term FHLB advances, partially offset by the repayment of $30.0 million of subordinated debt associated with the acquisition of NattyMac assets on December 31, 2018.  During 2017, borrowings of $56.6 million decreased by  $394,000 from December 31, 2016, representing net repayments on FHLB advances.

The following table sets forth certain information regarding our borrowings at the dates and for the periods indicated:

	At or For the Years
	Ended
	December 31,
(Dollars in thousands)	2018	2017	2016

Balance at end of period	$195,453	$56,612	$57,006
Average balance during period	69,544	65,660	58,335
Maximum outstanding at any month end	200,265	57,002	57,490
Weighted average interest rate at end of period(1)	3.20%	4.09%	3.35%
Average interest rate during period	12.04%	11.86%	12.52%

(1)

The weighted‑average interest rate at the end of the period reflects the stated interest rates on the borrowings. In addition to the stated rate, the borrowing term on subordinated debt includes payment of an amount equal to a portion of the net income from our warehouse structured finance arrangements, which is the driver of the higher average interest rate during the period relative to the stated rate at end of period.

Total Equity. Total equity increased $53.8 million, or 15%, to $421.2 million at December 31, 2018. The increase resulted primarily from net income of $62.9 million, partially offset by dividends on preferred and common shares of $3.3 million and $6.9 million, respectively, during the year.

Total equity increased $161.2 million, or 78%, to $367.5 million at December 31, 2017 from $206.3 million at December 31, 2017. The increase resulted primarily from the issuance of common shares for our initial public offering for $106.2 million, net of issuance costs, common stock issued for our acquisition of MCS for $8.1 million, and net income of $54.7 million, partially offset by dividends on preferred and common shares of $3.3 million and $4.6 million, respectively, during the year.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $203.6 million and $(175.9) million for the years ended December 31, 2018 and 2017, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $509.1 million and $523.1 million for the years ended December 31, 2018 and 2017, respectively. Net cash provided by financing activities, which is comprised primarily of net change in deposits, was $282.5 million and $612.8 million for the years ended December 31, 2018 and 2017, respectively.

Net cash used in operating activities was $175.9 and $149.8 million for the years ended December 31, 2017 and 2016, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $523.1 million and $265.3 million for the years ended December 31, 2017 and 2016, respectively. Net cash provided by financing activities, which is comprised primarily of net change in deposits, was $612.8 million and $414.0 million for the years ended December 31, 2017 and 2016, respectively.

At December 31, 2018, we had outstanding commitments to originate loans of $529.2 million, unused lines of credit of $147.7 million letters of and outstanding credit of $23.0 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments.

In the normal course of business the Company enters into funding commitments with customers who have applied for single and multi‑family residential loans. The customers must meet certain credit and underwriting criteria before the Company is required to fund the loans. The Company entered into commitments to fund loans pending closing of $507.2 million and $221.3 million at December 31, 2018 and 2017, respectively. Closing and funding of the majority of these loans is contingent upon various performance criteria by the potential borrower and the commitment may be rescinded by the Company. The Company enters into a corresponding sales commitment if it is the Company’s intent to close the loan and to sell the loan after closing.

The Company, through the Multi-family Mortgage Banking segment, has made commitments to fund construction loans that are drawn upon throughout the construction period.  Undisbursed commitments on these loans were $457.8 million and  $101.1 million at December 31, 2018 and 2017, respectively.

The Company, through the Mortgage Warehousing segment, has line of credit agreements with its non‑depository financial institution customers engaged in mortgage lending. Funds drawn on the lines of credit are used by the borrowers to fund the loans they originate. The customers’ loans must meet certain credit and underwriting criteria before the Company will fund the draw requests on the lines of credit, and the draw requests can be denied by the Company. The outstanding amounts available on these lines of credit totaled $782.4 million and $613.81million at December 31, 2018 and 2017, respectively.

Certificates of deposit that are scheduled to mature in less than one year from December 31, 2018 totaled $648.2 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. At December 31, 2018, based on available collateral and our ownership of FHLB stock we had access to additional FHLB advances of up to $624.2 million.

At December 31, 2018, the Company exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $381.0 million, or 10.0% of adjusted total assets, which is above the required level of $152.1 million, or 4.0%; total risk‑based capital of $393.7 million, or 12.3% of risk‑weighted assets, which is above the required level of $255.9 million, or 8.0%; and common equity Tier 1 capital of $339.4 million, or 10.6% of risk‑weighted assets, which is above the required level of $143.9 million, or 4.5% of risk‑weighted assets. Management is not aware of any conditions or events since the most recent notification that would change our category.

At December 31, 2018, Merchants Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $399.8 million, or 11.0% of adjusted total assets, which is above the required level of $145.7 million, or 4.0%; total risk‑based capital of $412.4 million, or 13.3% of risk‑weighted assets, which is above the required level of $248.3 million, or 8.0%; and common equity Tier 1 capital of $399.8 million, or 12.9% of risk‑weighted assets, which is above the required level of $139.7 million, or 4.5% of risk‑weighted assets. Accordingly, Merchants Bank was categorized as well capitalized at December 31, 2018. Management is not aware of any conditions or events since the most recent notification that would change our category.

At December 31, 2018, FMBI exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $17.4 million, or 10.8% of adjusted total assets, which is above the required level of $6.5 million, or 4.0%; total risk‑based capital of $17.5 million, or 18.6% of risk‑weighted assets, which is above the required level of $7.6 million, or 8.0%; and common equity Tier 1 capital of $17.4 million, or 18.4% of risk‑weighted assets, which is above the required level of $4.3 million, or 4.5% of risk‑weighted assets. Accordingly, FMBI was categorized as well capitalized at December 31, 2018. Management is not aware of any conditions or events since the most recent notification that would change our category.

The following table presents the capital ratios under the Basel III capital framework:

				Well-Capitalized Basel III
				Ratio as of Jan. 1, 2015
	December 31, 2018	December 31, 2017	Minimum Capital Levels	Under Prompt Corrective
	Actual	Actual	as of Jan. 1, 2017	Action Regulations
Merchants Bancorp
Common Equity Tier 1 (to risk-weighted assets)	10.6%	11.8%	4.5%	N/A
Tier 1 Leverage Ratio	10.0%	10.9%	4.0%	N/A
Tier 1 Capital	11.9%	13.4%	6.0%	N/A
Total Capital (to risk-weighted assets)	12.3%	13.7%	8.0%	N/A
Merchants Bank
Common Equity Tier 1 (to risk-weighted assets)	12.9%	15.4%	4.5%	≥6.5%
Tier 1 Leverage Ratio	11.0%	12.5%	4.0%	≥5.0%
Tier 1 Capital	12.9%	15.4%	6.0%	≥8.0%
Total Capital (to risk-weighted assets)	13.3%	15.7%	8.0%	≥10.0%
FMBI
Common Equity Tier 1 (to risk-weighted assets)	18.4%	—%	4.5%	≥6.5%
Tier 1 Leverage Ratio	10.8%	—%	4.0%	≥5.0%
Tier 1 Capital	18.4%	—%	6.0%	≥8.0%
Total Capital (to risk-weighted assets)	18.6%	—%	8.0%	≥10.0%

Contractual obligations

The following table summarizes aggregated information about our outstanding contractual obligations and other long‑term liabilities as of December 31, 2018. The payment amounts represent those amounts contractually due to the recipients.

	Payments Due by Period
				Three to	More
		Less Than	One to Three	Five	than
(Dollars in thousands)	Total	One Year	Years	Years	Five Years

Deposits without a stated maturity	$2,550,632	$2,550,632	$—	$—	$—
Time deposits	680,454	648,173	27,789	4,492	—
Borrowings	195,453	193,036	667	401	1,349
Operating lease obligations	4,372	1,021	1,821	1,104	426
Total	$3,430,911	$3,392,862	$30,277	$5,997	$1,775

Borrowings are fully described in Note 11 of the Consolidated Financial Statements as of December 31, 2018 and 2017. Operating lease obligations are in place primarily for facilities and land on which banking facilities are located. See Note 23 of our Consolidated Financial Statements as of December 31, 2018, 2017, and 2016 for additional information.

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

For information about our loan commitments, unused lines of credit and standby letters of credit, see Note 23 of the Notes to our Consolidated Financial Statements.

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

Fair Value Measurements.  The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by us can be found in Note 21 of our Consolidated Financial Statements “Disclosures About Fair Value of Assets and Liabilities.”

Recently Issued Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2018, see Note 26 of our Consolidated Financial Statements “Recent Accounting Pronouncements.”

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

Our Asset‑Liability Committee, or ALCO, is a management committee that manages our interest rate risk within broad policy limits established by our board of directors. In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Our ALCO meets quarterly to monitor the level of interest rate risk sensitivity to ensure compliance with the board of directors’ approved risk limits.

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

We report NII at Risk to isolate the change in income related solely to interest earning assets and interest‑bearing liabilities. The NII at Risk results reflect the analysis used quarterly by management.  It models gradual −200, −100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one‑year period.

The following table presents NII at Risk for Merchants Bank as of December 31,  2018,  2017,  and 2016:

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200
	(Dollars in thousands)
December 31, 2018:
Dollar change	$(25,230)	$(11,716)	$11,225	$22,407
Percent change	(24.1)%	(11.2)%	10.7%	21.4%

December 31, 2017:
Dollar change	$(22,500)	$(14,336)	$11,578	$23,134
Percent change	(22.9)%	(14.6)%	11.8%	23.6%

December 31, 2016:
Dollar change	$(18,380)	$(15,458)	$12,867	$26,083
Percent change	(24.1)%	(20.3)%	16.9%	34.2%

Our interest rate risk management policy limits the change in our net interest income to 20% for a +/- 100 basis point move in interest rates, and 30% for a +/- 200 basis point move in rates. At both December 31,  2018 and 2017 we estimated that we are within policy limits set by our board of directors for the −200,  −100, +100, and +200 basis point scenarios.

The EVE results for Merchants Bank included in the following table reflect the analysis used quarterly by management. It models immediate −200,  −100, +100, and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200
	(Dollars in thousands)
December 31, 2018:
Dollar change	$4,746	$3,193	$(4,622)	$(9,757)
Percent change	1.1%	0.8%	(1.1)%	(2.3)%

December 31, 2017:
Dollar change	$5,816	$3,524	$(6,718)	$(14,803)
Percent change	1.4%	0.9%	(1.6)%	(3.6)%

December 31, 2016:
Dollar change	$3,920	$2,277	$(5,289)	$(12,100)
Percent change	1.5%	0.9%	(2.1)%	(4.8)%

Our interest rate risk management policy limits the change in our EVE to 15% for a +/- 100 basis point move in interest rates, and 20% for a +/- 200 basis point move in rates. We are within policy limits set by our board of directors for the −200,  −100, +100, and +200 basis point scenarios. The EVE reported at December,  2018 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall. The EVE results reported as of December 31,  2018,  2017 and 2016, for all levels of interest rate changes, shows an asset sensitive position.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements of

Merchants Bancorp

***

All financial statement schedules have been omitted as the required information either is not applicable or is included in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

Merchants Bancorp

Carmel, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Merchants Bancorp (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements").  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Indianapolis, Indiana

March 15, 2019

Merchants Bancorp

Consolidated Balance Sheets

December 31, 2018 and 2017

(In thousands, except share data)

	December 31,	December 31,
	2018	2017
Assets
Cash and due from banks	$25,855	$18,905
Interest-earning demand accounts	310,669	340,614
Cash and cash equivalents	336,524	359,519
Securities purchased under agreements to resell	6,875	7,043
Trading securities	163,419	140,837
Available for sale securities	331,071	408,371
Federal Home Loan Bank (FHLB) stock	7,974	7,539
Loans held for sale (includes $11,886 at fair value for 2018)	832,455	995,319
Loans receivable, net of allowance for loan losses of $12,704, and $8,311, respectively	2,045,423	1,366,349
Premises and equipment, net	15,136	5,354
Mortgage servicing rights	77,844	66,079
Interest receivable	13,827	8,326
Goodwill	17,477	3,902
Intangible assets, net	3,542	1,512
Other assets and receivables	32,596	22,983
Total assets	$3,884,163	$3,393,133
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$182,879	$620,700
Interest-bearing	3,048,207	2,322,861
Total deposits	3,231,086	2,943,561
Borrowings	195,453	56,612
Deferred and current tax liabilities, net	15,444	12,422
Other liabilities	20,943	13,064
Total liabilities	3,462,926	3,025,659
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 50,000,000 shares
Issued and outstanding - 28,694,036 shares at December 31, 2018 and 28,685,167 shares at December 31, 2017	135,057	134,891
Preferred stock - $1,000 per share, without par value
Authorized - 5,000,000 shares
Issued and outstanding - 41,625 shares	41,581	41,581
Retained earnings	244,909	192,008
Accumulated other comprehensive loss	(310)	(1,006)
Total shareholders' equity	421,237	367,474
Total liabilities and shareholders' equity	$3,884,163	$3,393,133

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Income

Years Ended December 31, 2018, 2017 and 2016

(In thousands, except share and per share data)

	Year Ended
	December 31,
	2018	2017	2016
Interest Income

Loans	$119,457	$79,922	$62,563
Investment securities:
Trading	5,012	5,187	4,516
Available for sale	6,448	4,531	3,249
Federal Home Loan Bank stock	385	321	320
Other	9,261	4,426	2,291
Total interest income	140,563	94,387	72,939
Interest Expense
Deposits	42,216	20,003	11,663
Borrowed funds	8,376	7,787	7,305
Total interest expense	50,592	27,790	18,968
Net interest income	89,971	66,597	53,971
Provision for loan losses	4,629	2,472	960
Net Interest Income After Provision for Loan Losses	85,342	64,125	53,011
Noninterest Income
Gain on sale of loans	39,266	37,790	24,755
Loan servicing fees, net	5,741	6,273	280
Mortgage warehouse fees	2,550	2,608	3,015
Gains on sale of investments available for sale, related to accumulated other comprehensive earnings reclassifications	—	—	24
Other income	2,028	1,009	430
Total noninterest income	49,585	47,680	28,504
Noninterest Expense
Salaries and employee benefits	32,240	21,472	14,313
Loan expenses	4,621	4,097	4,251
Occupancy and equipment	2,788	1,602	1,344
Professional fees	2,585	1,516	1,298
Deposit insurance expense	1,024	930	1,149
Technology expense	1,544	1,171	985
Other expense	6,098	3,856	3,380
Total noninterest expense	50,900	34,644	26,720
Income Before Income Taxes	84,027	77,161	54,795
Provision for income taxes	21,153	22,477	21,668
Net Income	$62,874	$54,684	$33,127
Dividends on preferred stock	(3,330)	(3,330)	(2,002)
Net Income Allocated to Common Shareholders	59,544	51,354	$31,125
Basic Earnings Per Share	$2.08	$2.28	$1.47
Diluted Earnings Per Share	$2.07	$2.28	$1.47
Weighted-Average Shares Outstanding
Basic	28,692,955	22,551,452	21,111,208
Diluted	28,724,419	22,568,154	21,113,435

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2018, 2017 and 2016

(In thousands)

	Year Ended
	December 31,
	2018	2017	2016
Net Income	$62,874	$54,684	$33,127
Other Comprehensive Income (Loss):
Net change in unrealized losses on investment securities available for sale, net of (taxes) benefits of $(294), $256, and $262 respectively	939	(378)	(382)
Less: Reclassification adjustment for gains included in net income, net of $10 tax expense in 2016	—	—	14
Other comprehensive income (loss) for the period	939	(378)	(396)
Comprehensive Income	$63,813	$54,306	$32,731

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2018, 2017 and 2016

(In thousands, except share and per share data)

						Accumulated
						Other
	Common Stock		Preferred Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance, January 1, 2016	21,111,200	20,061	10,000	10,000	118,371	(232)	148,200
Net income	—	—	—	—	33,127	—	33,127
Issuance of preferred stock, net of offering expenses of $44	—	—	31,625	31,581	—	—	31,581
Dividends on preferred stock, $80.00 per share	—	—	—	—	(2,002)	—	(2,002)
Dividends on common stock, $0.20 per share	—	—	—	—	(4,222)	—	(4,222)
Other comprehensive loss	—	—	—	—	—	(396)	(396)
Balance, December 31, 2016	21,111,200	20,061	41,625	41,581	145,274	(628)	206,288
Net income	—	—	—	—	54,684	—	54,684
Shares issued for stock compensation plans	3,196	458	—	—	—	—	458
Shares issued for MCS acquisition	383,271	8,127	—	—	—	—	8,127
Dividends on preferred stock, $80.00 per share	—	—	—	—	(3,330)	—	(3,330)
Dividends on common stock, $0.20 per share	—	—	—	—	(4,620)	—	(4,620)
Initial public offering, net of issuance costs	7,187,500	106,245	—	—	—	—	106,245
Other comprehensive loss	—	—	—	—	—	(378)	(378)
Balance, December 31, 2017	28,685,167	$134,891	41,625	$41,581	$192,008	$(1,006)	$367,474
Net income	—	—	—	—	62,874	—	62,874
Shares issued for stock compensation plans	8,869	166	—	—	—	—	166
Dividends on preferred stock, $80.00 per share	—	—	—	—	(3,330)	—	(3,330)
Dividends on common stock, $0.24 per share	—	—	—	—	(6,886)	—	(6,886)
Reclassification upon adoption of ASU 2018-02	—	—	—	—	243	(243)	—
Other comprehensive income	—	—	—	—	—	939	939
Balance, December 31, 2018	28,694,036	$135,057	41,625	$41,581	$244,909	$(310)	$421,237

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Cash Flows

Years Ended December 31, 2018, 2017 and 2016

(In thousands)

	Year Ended
	December 31,
	2018	2017	2016
Operating activities:
Net income	$62,874	$54,684	$33,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	461	296	278
Provision for loan losses	4,629	2,472	960
Deferred income tax, net	2,313	(2,415)	(1,436)
Gain on sale of securities	—	—	(24)
Gain on sale of loans	(39,266)	(37,790)	(24,755)
Proceeds from sales of loans	18,027,460	18,498,028	20,022,010
Loans and participations originated and purchased for sale	(17,832,035)	(18,702,694)	(20,145,855)
Change in mortgage servicing rights for paydowns and fair value adjustments	2,348	2,554	7,628
Net change in:
Trading securities	(22,582)	(3,162)	(29,806)
Other assets and receivables	(10,023)	11,501	(16,170)
Other liabilities	3,419	(850)	4,073
Other	3,992	1,490	199
Net cash provided by (used in) operating activities	203,590	(175,886)	(149,771)
Investing activities:
Net change in securities purchased under agreements to resell	168	(1,651)	122
Purchases of available-for-sale securities	(47,040)	(199,635)	(290,396)
Proceeds from the sale of available-for-sale securities	6,431	—	7,371
Proceeds from calls, maturities and paydowns of available-for-sale securities	188,252	116,506	210,967
Purchases of loans	(138,965)	(133,329)	(75,249)
Net change in loans receivable	(484,102)	(300,889)	(119,075)
Proceeds from sale of home equity loans held for investment	—	—	14,900
Purchase of Federal Home Loan Bank stock	(956)	—	—
Proceeds from sale of Federal Home Loan Bank stock	700	—	—
Proceeds from sale of assets	10	—	40
Purchases of premises and equipment	(9,195)	(788)	(1,204)
Purchases of mortgage servicing rights	(6,313)	(1,209)	(1,357)
Purchase of limited partnership interests	(3,810)	(2,694)	(11,126)
Cash (paid) received in acquisition of subsidiary	(14,320)	363	—
Other investing activities	74	189	(295)
Net cash used in investing activities	(509,066)	(523,137)	(265,302)
Financing activities:
Net change in deposits	155,002	514,940	389,101
Proceeds from Federal Home Loan Bank borrowings	1,089,107	754,150	220,000
Repayment of Federal Home Loan Bank borrowings	(931,994)	(754,544)	(220,485)
Proceeds from issuance of common stock	—	106,245	—
Proceeds from issuance of preferred stock	—	—	31,581
Proceeds from notes payable	19,116	—	—
Payments on notes payable	(38,534)	—	—
Dividends	(10,216)	(7,950)	(6,224)
Net cash provided by financing activities	282,481	612,841	413,973
Net Change in Cash and Cash Equivalents	(22,995)	(86,182)	(1,100)
Cash and Cash Equivalents, Beginning of Period	359,519	445,701	446,801
Cash and Cash Equivalents, End of Period	$336,524	$359,519	$445,701
Additional Cash Flows Information:
Interest paid	$49,276	$26,763	$17,799
Income taxes paid	16,965	27,050	22,230

The Company purchased all of the capital stock of FMBI on January 2, 2018, the capital stock of FMNBP on October 1, 2018, and the assets of NattyMac, LLC on December 31, 2018.  The Company also purchased all of the capital stock for MCS on August 15, 2017.  In conjunction with the acquisitions, liabilities were assumed as follows:

Fair value of assets acquired	$168,153	$12,666	$—
Cash paid for the capital stock/fair value common stock issued	29,872	8,127	—
Fair value of liabilities assumed	138,281	4,539	—

See Notes to Consolidated Financial Statements.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Merchants Bancorp, a registered bank holding company (the “Company”) and its wholly owned subsidiaries, Merchants Bank of Indiana (“Merchants Bank”) and Farmers-Merchants Bank of Illinois (“FMBI,” formerly Joy State Bank prior to October 22, 2018).  Merchants Bank’s direct and indirect subsidiaries include Merchants Capital Corp. (“MCC,” formerly P/R Mortgage and Investment Corp prior to October 1, 2018), Merchants Capital Servicing, LLC (“MCS,” formerly RICHMAC Funding, LLC prior to November 1, 2018), Ash Realty Holdings, LLC (“Ash Realty”), MBI Midtown West, LLC (“MMW”), Natty Mac Funding, Inc. (“NMF”), and OneTrust Funding, Inc. The Company also acquired Farmers-Merchants National Bank of Paxton (‘FMNBP”) on October 1, 2018 through a merger with FMBI, with FMBI as the surviving entity.  All these entities are collectively referred to as the “Company”.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Merchants Bank operates under an Indiana state bank charter and provides full banking services. As a state bank and non-Federal Reserve member, it is subject to the regulation of the Indiana Department of Financial Institutions (“IDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). The Company is further subject to regulations of the Board of Governors of the Federal Reserve System (“Federal Reserve”) governing bank holding companies. Merchants Bank operates from four locations in Indiana, including Lynn, Spartanburg, Carmel and Indianapolis. Merchants Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Hamilton, Randolph and surrounding counties in Indiana. Merchants Bank’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Merchants Bank’s Mortgage Warehousing segment funds and participates in single family and multi‑family, agency eligible loans across the nation.

FMBI operates under an Illinois state bank charter and provides full banking services.  As a state bank and non-Federal Reserve member, it is subject to the regulation of the Illinois Department of Financial and Professional Regulation (“IDFPR”) and the FDIC.  FMBI operates from five locations in Illinois, including Joy, New Boston, Paxton, Melvin, and Piper City.

MCC was formed in August 1990, in the state of Indiana. MCC is primarily engaged in mortgage banking, specializing in lending for multi‑family rental properties and healthcare facilities. It is an FHA approved mortgagee and a Ginnie Mae, Fannie Mae, and Freddie Mac issuer.

In August 2012, Merchants Bank established a qualifying subsidiary, Ash Realty, for the purpose of acquiring, holding and liquidating real estate acquired by Merchants Bank as a result of various foreclosures.

NMF was formed in April 2014, in the state of Indiana. Prior to the Company acquiring all the assets of NattyMac Funding, LLC from Home Point Financial Corporation (“Home Point”) on December 31, 2018, NMF provided loan participations and participation warehouse financing to Home Point, its subsidiaries, and customers.

MMW was formed in 2016 to hold land and improvements for the Company’s new headquarters building that is expected to be complete in the summer of 2019.

OneTrust Funding, Inc. was formed in April 2018, in the state of Indiana, to facilitate warehouse financing arrangements, similar to those between NMF and Home Point.

Recent Acquisitions

On August 15, 2017, Merchants Bank acquired 100% of the equity interests of MCS (formerly RICHMAC Funding, LLC), which was a national multi-family housing mortgage lender and servicer. The purchase price was paid in shares of Company common stock with a value of $8.1 million.  As of December 31, 2018, the Company recorded goodwill and intangible assets totaling $3.8 million and $1.6 million, respectively, in connection with the acquisition.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

As a result of the acquisition, the Company expanded its product offerings and benefited from economies of scale. The acquisition did not materially impact the Company’s financial position, results of operations or cash flows.

On May 8, 2017, the Company entered into a Stock Purchase Agreement to acquire FMBI (formerly Joy State Bank).  The acquisition closed on January 2, 2018 at a total cost of approximately $5.5 million.  At December 31, 2017 Joy State Bank had $43 million in assets.  The Company recorded goodwill and intangible assets totaling $988,000 and $478,000, respectively, in connection with the acquisition.  The intangible assets consisted of core deposit intangibles that are being amortized over 10 years on an accelerated basis. The acquired time deposits of $16.7 million were recorded at a fair value of $16.9 million.  The fair value premium of $185,000 is being accreted against interest expense over 20 months. The acquired loan portfolio of $27.9 million was recorded at a fair value of $27.5 million.  The fair value discount of $458,000 is being accreted to interest income on a straight-line basis over an average of 39 months in accordance with ASC 310-20.  While there were some loans identified for potential classification under ASC 310-30, they were not material to the transaction.  On October 22, 2018, the Company changed the name of Joy State Bank to Farmers-Merchants Bank of Illinois (“FMBI”).  Certain fair value measurements and the purchase price allocation are still being evaluated by management and are subject to change during the measurement period.  As a result of the acquisition, the Company increased its deposit base and benefited from economies of scale.  The acquisition did not materially impact the Company’s financial position, results of operations or cash flows.

On October 1, 2018, the Company acquired FM Bancorp, Inc., a bank holding company, and its wholly owned subsidiary, Farmers-Merchants National Bank of Paxton (“FMNBP”).  On that date, FM Bancorp, Inc. ultimately merged with and into the Company, with the Company as the surviving entity, and FMNBP merged with and into Joy State Bank, with Joy State Bank as the surviving bank.  Effective October 22, 2018, Joy State Bank’s name changed to Farmers-Merchants Bank of Illinois (“FMBI”).  Under the terms of the merger agreement, shareholders of the 27,537 outstanding shares of FM Bancorp, Inc. were compensated $795.29 per share, for a total purchase price of $21.9 million.  As of September 30, 2018, FM Bancorp, Inc. and Farmers-Merchants National Bank of Paxton had total assets of approximately $110.0 million, available for sale securities of $66.3 million, deposits of approximately $95.7 million, and net loan receivables of approximately $35.0 million.   The Company recorded goodwill and intangible assets totaling $7.2 million and $1.9 million.  The intangible assets consisted of core deposit intangibles that are being amortized over 10 years on an accelerated basis.  The acquired available for sale securities of $66.3 million were recorded at fair value. A fair value discount associated with securities of $1.0 million is being accreted into interest income, in accordance with ASC 310-20.  While there were some loans identified for potential classification under ASC 310-30, they were not material to the transaction.  The acquired gross loan portfolio of $35.4 million was recorded at a fair value of $34.8 million.  The fair value discount of $625,000 includes a discount related to interest assumptions for $279,000 and to credit assumptions for $346,000. The portion related to interest assumptions is being accreted into interest income on a straight-line basis over an average of 72 months in accordance with ASC 310-20.  The discount portion related to credit assumptions is being accreted into interest income over the life of the loan.  The acquired deposits of $95.7 million were recorded at a fair value of $95.7 million.  Certain fair value measurements and the purchase price allocation are still being evaluated by management and are subject to change during the measurement period.  As a result of the acquisition, the Company increased its deposit base and benefited from economies of scale.  The acquisition did not materially impact the Company’s financial position, results of operations or cash flows.

On December 31, 2018, the Company acquired the assets of NattyMac, LLC, a warehouse lender operating out of Clearwater, Florida, from Home Point Financial Corporation (“Home Point”).  The Company also fully repaid Home Point the balance of, and all interest owed on, the $30 million subordinated debt it had previously invested in the Company.  Goodwill totaling $5.0 million was recorded by the Company.  Certain fair value measurements, intangibles, and the purchase price allocation are still being evaluated by management and are subject to change during the measurement period.  As a result of the acquisition, the Company expects to increase its geographic footprint in the warehouse business, reduce its costs of borrowing, increase the earnings generated from its warehouse business, and benefit from its experienced talent pool. The acquisition did not materially impact the Company’s financial position, results of operations or cash flows.

Given the impact of the acquisitions was immaterial to the Company and its results of operations, pro forma information has not been included.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

At December 31, 2018, the Company’s cash accounts exceeded federally insured limits by approximately $331.2 million. Included in this amount is approximately $295.4 million with the Federal Reserve Bank, $12.9 million with the Federal Home Loan Bank of Indianapolis, and $15,000 with the Federal Home Loan Bank of Chicago.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

Loans Held for Sale under Mortgage Banking Activities

The Company uses participation agreements to fund mortgage loans held for sale from closing or purchase until sale to an investor. Under a participation agreement the Company elects to purchase a participation interest of up to 100% in individual loans. The Company shares proportionately in the interest income and the credit risk until the loan is sold to an investor. The Company holds the collateral until it is sent under a bailee arrangement to the investor. Typical investors are large financial institutions or government agencies. These loans are carried at the lower of cost or fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance and included in noninterest income.

Other mortgage loans originated and intended for sale in the secondary market, for which the fair value option has been elected, are carried at fair value at each balance sheet date. The Company believes that the fair value is the best indicator of the resolution of these loans.  The difference between the cost and fair value was not material at December 31, 2018.

For all loans held for sale, interest earned from the time of funding to the time of sale is accrued and recognized as interest income. Gains and losses on loan sales are recorded in noninterest income, and generally direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

The gain on sale of loans in the income statement may include placement and origination fees, capitalized mortgage servicing rights, trading gains and losses and other related income.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

Nonaccrual loans, including TDRs that have not met the six-month minimum performance criterion, are reported as nonperforming loans. For all loan classes, it is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is questionable under the terms of the loan agreement. Most generally, this is at 90 or more days past due.

With regard to determination of the amount of the allowance for credit losses, restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight‑line method over the estimated useful lives of the assets.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

Intangible assets, which include licenses and trade names, are amortized over a period ranging from 84 to 120 months using a straight line method of amortization. Also included are core deposit intangibles that are amortized over a 10 year period using the accelerated sum of the years digits method of amortization.  On a periodic basis, the Company evaluates events and circumstances that may indicate a change in the recoverability of the carrying value.

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

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more‑likely‑than‑not recognition threshold is initially and subsequently

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more‑likely‑than‑not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non‑U.S. income tax examinations by tax authorities for years before 2015.

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

Reclassifications

 Certain reclassifications have been made to the 2017 and 2016 financial statements to conform to the financial statement presentation as of and for the year ended December 31, 2018. These reclassifications had no effect on net income.

Note 2: Restriction on Cash and Due From Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2018 and 2017 was $114.2 million and $104.2 million, respectively.

Note 3: Securities

Trading Securities

Securities that are held principally for resale in the near term are recorded as trading securities at fair value.  Trading securities include FHA and conventional Fannie Mae and Freddie Mac participation certificates.  The unrealized gains included in earnings for trading securities totaled $870,000 and $643,000 at December 31, 2018 and 2017, respectively.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

Securities Available-For-Sale

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	December 31, 2018
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale securities:
Treasury notes	$11,928	$26	$13	$11,941
Federal agencies	237,894	8	972	236,930
Municipals	21,014	336	18	21,332
Mortgage-backed - Government-sponsored entity (GSE) - residential	60,693	254	79	60,868
Total available-for-sale securities	$331,529	$624	$1,082	$331,071

	December 31, 2017
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale securities:
Treasury notes	$1,000	$—	$8	$992
Federal agencies	376,414	—	1,683	374,731
Municipals	6,688	—	—	6,688
Mortgage-backed - Government-sponsored entity (GSE) - residential	25,960	—	—	25,960
Total available-for-sale securities	$410,062	$—	$1,691	$408,371

The amortized cost and fair value of available‑for‑sale securities at December 31, 2018 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2018
	Amortized	Fair
	Cost	Value
Contractual Maturity	(In thousands)
Within one year	$179,323	$178,581
After one through five years	72,470	72,282
After five through ten years	7,087	7,203
After ten years	11,956	12,137
	270,836	270,203
Mortgage-backed - Government-sponsored entity (GSE) - residential	60,693	60,868
	$331,529	$331,071

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2018 and 2017 was $240.2 million and $375.7 million, respectively, which is approximately 73%, and 92%, respectively, of the Company’s available‑for‑sale investment portfolio.

The following tables show the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other‑than‑temporarily impaired, aggregated by investment class and

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018, and 2017:

	December 31, 2018
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Available-for-sale securities:
Treasury notes	$1,990	$8	$995	$5	$2,985	$13
Federal agencies	28,296	97	191,280	875	219,576	972
Municipals	2,051	18	—	—	2,051	18
Mortgage-backed - Government-sponsored entity (GSE) - residential	15,543	79	—	—	15,543	79
	$47,880	$202	$192,275	$880	$240,155	$1,082

	December 31, 2017
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Available-for-sale securities:
Treasury notes	$992	$8	$—	$—	$992	$8
Federal agencies	191,064	903	183,667	780	374,731	1,683
	$192,056	$911	$183,667	$780	$375,723	$1,691

Unrealized losses on securities have not been recognized to income because the Company has the intent and ability to hold the securities for the foreseeable future, and the decline in fair value is primarily due to increased market interest rates. The fair value is expected to recover as the bonds approach the maturity date.

Proceeds from the sale of securities available for sale during the years ended December 31, 2018, 2017 and 2016 were $6.4 million, $0, and $7.4 million, respectively. Gross gains of $0, $0, and $24,000 were realized on 2018, 2017, and 2016 sales, respectively.

The carrying value of securities pledged as collateral, to secure borrowings, pubic deposits and for other purposes, was $281.2 million, and $401.7 million at December 31, 2018 and 2017, respectively.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

Note 4: Loans and Allowance for Loan Losses

Classes of loans at December 31, 2018 and 2017, include:

	December 31,	December 31,
	2018	2017
	(In thousands)

Mortgage warehouse lines of credit	$337,332	$224,937
Residential real estate	410,871	330,410
Multi-family and healthcare financing	914,393	529,259
Commercial and commercial real estate	299,194	228,668
Agricultural production and real estate	79,255	51,966
Consumer and margin loans	17,082	9,420
	2,058,127	1,374,660
Less
Allowance for loan losses	12,704	8,311

Loans Receivable	$2,045,423	$1,366,349

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

As a secured line of credit, collateral pledged to the Company secures each individual mortgage until the lender sells the loan in the secondary market. A traditional secured warehouse line of credit typically carries a base interest rate of 30‑day LIBOR, or the Wall Street Journal Prime Rate, plus a margin.

Risk is evident if there is a change in the fair value of mortgage loans originated by mortgage bankers during the time in warehouse, which is typically less than 30 days. The sale is the expected source of repayment of the borrowings under a warehouse line of credit.

Residential Real Estate Loans (RES RE):  The real estate loans are secured by owner‑occupied 1‑4 family residences. Repayment of residential real estate loans is primarily dependent on the personal income and credit rating of the borrowers.

Multi‑Family and Healthcare Financing (MF RE):  The Company engages in multi‑family and healthcare financing, including construction loans, specializing in originating and servicing loans for multi‑family rental and healthcare properties. In addition, the Company originates loans secured by an assignment of federal income tax credits by partnerships invested in multi‑family real estate projects. Construction and land loans are generally based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from Merchants Bank until permanent financing is obtained. These loans are considered to be higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long‑term financing. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economy in the Company and project market area. Repayment of these loans depends on the successful operation of a business or property and the borrower’s cash flows.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

The following tables present by loan portfolio segment, the activity in the allowance for loan losses for the years ended December 31, 2018, 2017 and 2016 and the recorded investment in loans and impairment method as of December 31, 2018, 2017 and 2016:

	At or For the Year Ended December 31, 2018
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$283	$1,587	$3,502	$2,362	$320	$257	$8,311
Provision for loan losses	785	399	2,528	779	109	29	4,629
Loans charged to the allowance	—	—	—	(90)	—	(146)	(236)
Recoveries of loans previously charged off	—	—	—	—	—	—	—
Balance, end of period	$1,068	$1,986	$6,030	$3,051	$429	$140	$12,704
Ending balance: individually evaluated for impairment	$225	$—	$—	$400	$20	$—	$645
Ending balance: collectively evaluated for impairment	$843	$1,986	$6,030	$2,651	$409	$140	$12,059
Loans
Ending balance	$337,332	$410,871	$914,393	$299,194	$79,255	$17,082	$2,058,127
Ending balance individually evaluated for impairment	$575	$1,606	$—	$8,576	$370	$58	$11,185
Ending balance collectively evaluated for impairment	$336,757	$409,265	$914,393	$290,618	$78,885	$17,024	$2,046,942

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

	At or For the Year Ended December 31, 2017
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$373	$2,170	$1,962	$1,374	$269	$102	$6,250
Provision (credit) for loan losses	(90)	(583)	1,540	1,399	51	155	2,472
Loans charged to the allowance	—	—	—	(546)	—	—	(546)
Recoveries of loans previously charged off	—	—	—	135	—	—	135
Balance, end of period	$283	$1,587	$3,502	$2,362	$320	$257	$8,311
Ending balance: individually evaluated for impairment	$—	$—	$—	$200	$16	$146	$362
Ending balance: collectively evaluated for impairment	$283	$1,587	$3,502	$2,162	$304	$111	$7,949
Loans
Ending balance	$224,937	$330,410	$529,259	$228,668	$51,966	$9,420	$1,374,660
Ending balance individually evaluated for impairment	$—	$729	$—	$6,179	$282	$146	$7,336
Ending balance collectively evaluated for impairment	$224,937	$329,681	$529,259	222,489	$51,684	$9,274	$1,367,324

	For the Year Ended December 31, 2016
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of year	$704	$2,212	$1,308	$908	$222	$68	$5,422
Provision for loan losses	(331)	90	654	466	47	34	960
Transfer out	—	(132)	—	—	—	—	(132)
Loans charged to the allowance	—	—	—	—	—	—	—
Recoveries of loans previously charged off	—	—	—	—	—	—	—
Balance, end of year	$373	$2,170	1,962	$1,374	$269	$102	$6,250

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

Doubtful—Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of December 31, 2018 and 2017:

	December 31, 2018
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)

Special Mention (Watch)	$—	$443	$71,734	$14,650	$3,096	$681	$90,604
Substandard	575	1,606	—	8,576	370	58	11,185
Doubtful	—	—	—	—	—	—	—
Acceptable and Above	336,757	408,822	842,659	275,968	75,789	16,343	1,956,338
Total	$337,332	$410,871	$914,393	$299,194	$79,255	$17,082	$2,058,127

	December 31, 2017
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)

Special Mention (Watch)	$—	$—	$1,800	$12,608	$323	$1,563	$16,294
Substandard	—	729	—	6,179	282	146	7,336
Doubtful	—	—	—	—	—	—	—
Acceptable and Above	224,937	329,681	527,459	209,881	51,361	7,711	1,351,030
Total	$224,937	$330,410	$529,259	$228,668	$51,966	$9,420	$1,374,660

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year.

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2018 and 2017:

	December 31, 2018
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans
	(In thousands)
MTG WHLOC	$—	$—	$324	$324	$337,008	$337,332
RES RE	579	178	825	1,582	409,289	410,871
MF RE	—	—	—	—	914,393	914,393
CML & CRE	245	52	253	550	298,644	299,194
AG & AGRE	91	—	588	679	78,576	79,255
CON & MAR	2	52	28	82	17,000	17,082
	$917	$282	$2,018	$3,217	$2,054,910	$2,058,127

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

The following tables present impaired loans and specific valuation allowance information based on class level as of December 31, 2018 and 2017:

	December 31, 2018
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Impaired loans without a specific allowance:
Recorded investment	$251	$1,606	$—	$5,636	$88	$58	$7,639
Unpaid principal balance	251	1,606	—	5,636	88	58	7,639
Impaired loans with a specific allowance:
Recorded investment	324	—	—	2,940	282	—	3,546
Unpaid principal balance	324	—	—	2,940	282	—	3,546
Specific allowance	225	—	—	400	20	—	645
Total impaired loans:
Recorded investment	575	1,606	—	8,576	370	58	11,185
Unpaid principal balance	575	1,606	—	8,576	370	58	11,185
Specific allowance	225	—	—	400	20	—	645

	December 31, 2017
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$729	$—	$4,119	$—	$—	$4,848
Unpaid principal balance	—	729	—	4,119	—	—	4,848
Impaired loans with a specific allowance:
Recorded investment	—	—	—	2,060	282	146	2,488
Unpaid principal balance	—	—	—	2,060	282	146	2,488
Specific allowance	—	—	—	200	16	146	362
Total impaired loans:
Recorded investment	—	729	—	6,179	282	146	7,336
Unpaid principal balance	—	729	—	6,179	282	146	7,336
Specific allowance	—	—	—	200	16	146	362

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

The following tables present by portfolio class, information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2018, 2017and 2016:

	December 31, 2018
	MTG			CML &	AG &	CON &
	WHLOC	RES RE	MF RE	CRE	AGRE	MAR	TOTAL
	(In thousands)
Average recorded investment in impaired loans	$932	$1,485	$—	$8,872	$489	$52	$11,830
Interest income recognized	59	50	—	375	43	1	528

	December 31, 2017
	MTG WHLOC	RES RE	MF	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Average recorded investment in impaired loans	$—	$156	$—	$3,703	$282	$197	$4,338
Interest income recognized	—	1	—	182	—	—	183

	December 31, 2016
	MTG			CML &	AG &	CON &
	WHLOC	RES RE	MF RE	CRE	AGRE	MAR	TOTAL
	(In thousands)
Average recorded investment in impaired loans	$—	$155	$—	$2,222	$17	$—	$2,394
Interest income recognized	—	—	—	39	—	—	39

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at December 31, 2018 and 2017.

	December 31,		December 31,
	2018		2017
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing
	(In thousands)
MTG WHLOC	$575	$—	$—	$—
RES RE	893	74	60	475
MF RE	—	—	—	—
CML & CRE	136	117	2,060	—
AG & AGRE	282	307	282	117
CON & MAR	18	9	146	—

	$1,904	$507	$2,548	$592

During 2018, the Company had one newly classified troubled debt restructuring in the CML & CRE loan class.  The loan had a pre and post modification balance of $2.0 million.  During 2017, the Company had one newly classified troubled debt restructuring to the same borrower in the CML & CRE loan class.  This loan also had a pre and post modification balance of $2.0 million.  The modifications on both loans included a combination of term and rate concessions which reflect the unlikeliness of the borrower being able to obtain similar financing from another financial institution.  There were no new troubled debt restructurings during 2016.  For 2018, 2017 and 2016, no troubled debt restructurings modified in the past 12 months subsequently defaulted.

There were no residential loans in the process of foreclosure at December 31, 2018 or December 31, 2017.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

Note 5: Derivative Financial Instruments

The Company uses derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities.  The Company enters into forward contracts for the future delivery of mortgage loans to third party investors and enters into interest rate lock commitments with potential borrowers to fund specific mortgage loans that will be sold into the secondary market.  The forward contracts are entered into in order to economically hedge the effect of changes in interest rates resulting from the Company’s commitment to fund the loans.

Each of these items are considered derivatives, but are not designated as accounting hedges, and are recorded at fair value with changes in fair value reflected in noninterest income on the consolidated statements of income.  The fair value of derivative instruments with a positive fair value are reported in other assets in the consolidated balance sheets while derivative instruments with a negative fair value are reported in other liabilities in the consolidated balance sheets.

The following table presents the notional amount and fair value of interest rate locks and forward contracts utilized by the Company at December 31, 2018.  There were no material derivatives recorded at December 31, 2017.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	(Liability)
December 31, 2018	(In thousands)		(In thousands)
Interest rate lock commitments	$8,812	Derivative assets/liabilities	$70	$—
Forward contracts	19,640	Derivative assets/liabilities	—	9
			$70	$9

Fair values of derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the interest rate lock commitment and the balance sheet date.  The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the consolidated statements of income for the years ended December 31, 2018 and 2017.

	Year Ended
	December 31,
	2018	2017
	(In thousands)
Interest rate lock commitments	$70	$—
Forward contracts (1)	(64)	—
Net derivative gains (losses)	6	$—
_________________________________ (1) Amount includes pair-off settlements.

Note 6: Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets and represent agency eligible multi‑family loans. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. Call protection is in place to deter from prepayments on a 10‑year sliding scale. The unpaid principal balances of mortgage and other loans serviced for others were $5.8 billion and $5.0 billion at December 31, 2018 and 2017, respectively. Mortgage loans sub‑serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of loans sub‑serviced for others were $3.1 billion and $2.0 billion at December 31, 2018 and 2017, respectively.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

The following summarizes the activity in mortgage servicing rights measured using the fair value method for the years ended December 31, 2018, 2017, and 2016:

	For the Year Ended
	December 31,
	2018	2017	2016
	(In thousands)
Balance, beginning of period	$66,079	$53,670	$55,553
Additions
Originated and purchased servicing	14,113	10,993	5,745
Acquisition of MCS	—	3,970	—
Subtractions
Paydowns	(4,196)	(5,504)	(4,230)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	1,848	2,950	(3,398)
Balance, end of period	$77,844	$66,079	$53,670

Contractually specified servicing fees for retained, purchased and sub‑serviced loans were $8.7 million, $8.8 million, and $7.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

In connection with certain loan servicing and sub‑servicing agreements, the Company is to reconcile the payments received monthly on these loans, for principal and interest, taxes, insurance, and reserves for replacements. The funds are required to be maintained in separate trust accounts and not commingled with the Company’s general operating funds. At December 31, 2018 and 2017,  MCC held restricted escrow funds for these loans, amounting to $412.4 million and $502.7 million, respectively.

Note 7: Goodwill and Intangibles

Goodwill at December 31, 2018 increased by approximately $13.6 million, compared with December 31, 2017, primarily as a result of the FMBI, FMNBP, and NattyMac, LLC acquisitions on January 2, 2018, October 1, 2018, and December 31,2018, respectively. Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets acquired. Goodwill is tested for impairment as of year‑end, or more frequently if events and circumstances exist that indicate a goodwill impairment test should be performed. Based upon management’s assessment and evaluation of goodwill at year‑end, the likelihood that an impairment of the current carrying amount of goodwill has occurred is considered remote.

	2018				2017				2016
	Multifamily	Banking	Warehouse	Total	Multifamily	Banking	Warehouse	Total	Multifamily	Banking	Warehouse	Total
	(In thousands)				(In thousands)				(In thousands)
Balance, beginning of period	$3,379	$523	$—	$3,902	$—	$523	$—	$523	$—	$523	$—	$523
Goodwill acquired during the period	—	8,163	5,000	13,163	3,379	—	—	3,379	—	—	—	—
Post-acquisition adjustment	412	—	—	412	—	—	—	—	—	—	—	—
Impairment losses	—	—	—	—	—	—	—	—	—	—	—	—
Balance, end of period	$3,791	$8,686	$5,000	$17,477	$3,379	$523	$—	$3,902	$—	$523	$—	$523

In conjunction with the acquisition of the assets of NattyMac, LLC on December 31, 2018, the Company recorded goodwill of $5.0 million in the Warehouse segment.  No intangible assets were recorded, but further evaluation may result in changes to this assumption.

In conjunction with the acquisition of FMNBP on October 1, 2018, the Company recorded goodwill of $7.2 million in the Banking segment as of December 31, 2018. The Company also recorded intangible assets for core deposits, as summarized below. The core deposit intangibles are being amortized over 10 years using the accelerated

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

sum of the years digits method.  Amortization for these intangible assets was $85,000 for the year ended December 31, 2018.

In conjunction with the acquisition of FMBI on January 2, 2018, the Company recorded goodwill of $988,000 in the Banking segment as of December 31, 2018. The Company also recorded intangible assets for core deposits, as summarized below. The core deposit intangibles are being amortized over 10 years using the accelerated sum of the years digits method.  Amortization for these intangible assets was $84,000 for the year ended December 31, 2018.

In conjunction with the acquisition of MCS on August 15, 2017, the Company recorded goodwill of $3.4 million in the Multi-family segment.  An adjustment of $412,000 was added to goodwill during the year ended December 31, 2018 related to contingent consideration for loans closed after the acquisition date.  The Company also recorded intangible assets for licenses and trade names as summarized below. The licenses are being amortized over 84 months and trade names are being amortized over 120 months. Amortization of these intangible assets was $218,000 for the year ended December 31, 2018, $82,000 for the year ended December 31, 2017.

	2018			2017			2016
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Total	Amount	Amortization	Total	Amount	Amortization	Total
	(In thousands)			(In thousands)			(In thousands)
Licenses	$1,370	$(269)	$1,101	$1,370	$(74)	$1,296	$—	$—	$—
Trade names	224	(31)	193	224	(8)	216	—	—	—
Core deposit intangible	2,417	(169)	2,248	—	—	—	—	—	—
Total intangible Assets	$4,011	$(469)	$3,542	$1,594	$(82)	$1,512	$—	$—	$—

Estimated amortization expense for future years is as follows (in thousands):

Year ending December 31,
2019	$639
2020	619
2021	577
2022	521
2023	462
Thereafter	724
Total	$3,542

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

Note 8: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2018	2017
	(In thousands)
Land	$3,072	$2,260
Buildings	4,095	3,140
Building in progress	8,272	407
Leasehold improvements	83	71
Furniture, fixtures and equipment	2,427	2,131
Total cost	17,949	8,009
Accumulated depreciation	(2,813)	(2,655)
Net premises and equipment	$15,136	$5,354

The Company entered into a contract on December 29, 2017 for the construction of a new office building, which is expected to cost approximately $17.9 million and be completed by the summer of 2019.

Note 9: Other Assets and Receivables

The following items are included in other assets and receivables in the consolidated balance sheets.

Investment in Qualified Affordable Housing Limited Partnerships

The Company invests in qualified affordable housing limited partnerships. At December 31, 2018 and 2017, the balance of the investments for qualified affordable housing limited partnerships was $17.2 million and $15.6. million, respectively. The Company expects to contribute an additional $1.1 million related to the partnerships outstanding at December 31, 2018; however, the Company is not obligated to contribute additional capital, as such payments are based on certain development, operational and/or tax credit benchmarks. During the years ended December 31, 2018 and 2017, the Company recorded amortization expense of $1.2 million and $0, respectively.  Tax credits related to these investments were $1.5 million for the 2018 tax year and was $0 for the 2017 tax year. The Company expects to receive additional tax credits and other benefits in 2019 and will continue to amortize this investment based on the proportional amortization method.

Other items included in other assets and receivables on the balance sheet are not individually significant.

Note 10: Deposits

Deposits were comprised of the following at and December 31, 2018 and 2017:

	December 31,
	2018	2017
	(In thousands)
Demand deposits	$1,548,969	$1,279,145
Savings deposits	1,001,663	1,255,460
Certificates of deposit	680,454	408,956
Total deposits	$3,231,086	$2,943,561

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

At December 31, 2018, the scheduled maturities of time deposits are as follows:

December 31, 2018
(In thousands)
Due within one year	$648,173
Due in one year to two years	18,062
Due in two years to three years	9,727
Due in three years to four years	2,964
Due in four years to five years	1,528
$680,454

Certificates of deposit of $250,000 or more totaled $46.7 million at December 31, 2018 and $56.8 million at December 31, 2017.

Brokered deposit amounts at December 31, 2018 and 2017, were as follows:

	December 31,
	2018	2017
	(In thousands)
Brokered certificates of deposit	$578,471	$347,000
Brokered savings deposits	109,607	389,475
Brokered deposit on demand accounts	300,134	205,039
	$988,212	$941,514

Note 11: Borrowings

Borrowings were comprised of the following at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(In thousands)
Lines of credit	$33,150	$25,000
Short-term subordinated debt	10,582	30,000
FHLB advances	151,721	1,612
Total borrowings	$195,453	$56,612

The Company has a revolving line of credit (“LOC”) with a bank for up to $25.0 million with an outstanding balance at both December 31, 2018 and 2017 of $25.0 million. The interest rate on the note is LIBOR Rate plus 1.85%, or 4.2%, at December 31, 2018 and 3.23% at December 31, 2017. The LOC is collateralized by a pledge and first lien security interest in and to all of the issued and outstanding common stock of Merchants Bank of Indiana, the 100% owned subsidiary of the Company. The agreement also requires Merchants Bank to maintain at all times a Tier 1 Leverage Ratio of not less than 8% and is tested on a quarterly basis. The LOC was amended effective June 1, 2018, which extended the maturity date to May 31, 2019.

The Company also has a LOC with the Federal Home Loan Bank.  This arrangement has a maximum borrowing limit of collateral pledged, with an outstanding balance at both December 31, 2018 and 2017 of $8.2 million and $0, respectively. The floating interest rate on the LOC is set daily at a fixed spread to the actual Federal Funds rate earned by the FHLB, or 2.61% at December 31, 2018. The LOC is automatically renewed daily, unless either party notifies the other of its desire not to continue the arrangement.

FHLB advances and the line of credit are secured by mortgage loans totaling $88.1 million and $74.4 million at, December 31, 2018 and 2017, respectively. In addition, available for sale securities and securities purchased under agreements to resell with a carrying value of $269.3 million and $407.7 million were pledged as of December 31, 2018 and 2017, respectively. At December 31, 2018, the FHLB advances had interest rates ranging from 1.79% to 4.74%, and

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

at December 31, 2017, the FHLB advances had interest rates ranging from 2.27% to 4.74%, and were subject to restrictions or penalties in the event of prepayment.

The Company entered into an arrangement with Home Point Financial Corporation (a large customer of Merchants Bank) on April 15, 2014 and amended on September 25, 2014. Home Point agreed to invest up to $30.0 million in the Company’s subordinated debt. The Company, in turn, agreed to form and fund NMF, a wholly owned subsidiary of Merchants Bank, and Merchants Bank pledged 100% of the shares of NMF stock to Home Point in consideration for their investment in the Company’s subordinated debt, with the shares serving as the sole collateral for such debt. The subordinated debt balance as of both December 31, 2018 and December 31, 2017 was $0 and $30.0 million, respectively. Interest on the debt was paid quarterly at a rate equal to one‑month LIBOR, plus 350 basis points, plus additional interest equal to 49% of the earnings of NMF. The Company fully repaid the debt and terminated the agreement prior to purchasing the assets of NattyMac, LLC on December 31, 2018.

The Company also entered into another warehouse financing arrangement with another customer in April 24, 2018, similar to the revolving arrangement with Home Point Financial described above, whereby the customer agreed to invest up to $30 million in the Company’s subordinated debt.  The subordinated debt balance as of December 31, 2018 was $10.6 million.  Interest on the debt is paid quarterly by the Company at a rate equal to one-month LIBOR, plus 350 basis points, plus additional interest equal to 50% of the earnings generated. The agreement is automatically renewed annually on April 24th, unless either party notifies the other party at least 180 days prior to its renewable date, of its desire not to continue the relationship.

Maturities of FHLB advances were as follows December 31, 2018:

December 31,
2018
(In thousands)
Due within one year	$149,304
Due in one year to two years	590
Due in two years to three years	77
Due in three years to four years	59
Due in four years to five years	342
Thereafter	1,349
$151,721

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

Note 12: Income Taxes

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

The provision for income taxes includes these components for the years ended December 31, 2018, 2017 and 2016:

	Year Ended
	December 31,
	2018	2017	2016
	(In thousands)
Income tax expense
Current tax payable
Federal	$13,312	$21,413	$18,627
State	5,528	3,479	4,477
Deferred tax payable
Federal	1,583	(2,627)	(441)
State	730	212	(995)
Income tax expense	$21,153	$22,477	$21,668
Effective tax rate	25.2%	29.1%	39.5%

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the years ended December 31, 2018, 2017 and 2016, is shown below:

	Year Ended
	December 31,
	2018	2017	2016
	(In thousands)
Computed at the statutory rate (21% for 2018 and 35% for 2017 and 2016)	$17,646	$27,006	$19,178
Increase resulting from
State income taxes	4,944	2,399	2,264
Effect of Tax Cuts and Jobs Act	—	(6,928)	—
Low income housing tax credits	(1,533)	—	—
Other	96	—	226
Actual tax expense	$21,153	$22,477	$21,668

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

The tax effects of temporary differences related to deferred taxes shown on the balance sheet were:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets
Allowance for loan losses	$3,366	$2,216
Unrealized loss on available-for-sale securities	148	442
Other	854	1,548
Total assets	4,368	4,206
Deferred tax liabilities
Depreciation	(466)	(147)
Intangible assets	(618)	—
Mortgage-servicing rights	(17,477)	(15,548)
Limited partnership investments	(2,212)	(1,446)
Fair value adjustments on acquisitions	(3)	—
Total liabilities	(20,776)	(17,141)
Net deferred tax liability	$(16,408)	$(12,935)

As of December 31, 2018, the Company had approximately $800,000 of federal operating loss carryforwards available to offset future taxable income with no expiration date.  The net operating losses were acquired from FMBI and FMNBP.

Note 13: Regulatory Matters

The Company, Merchants Bank, and FMBI are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by federal and state banking regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company, Merchants Bank and FMBI must meet specific capital guidelines that involve quantitative measures of the Company’s, Merchants Bank’s, and FMBI’s assets, liabilities and certain off‑balance‑sheet items as calculated under regulatory accounting practices. The Company’s, Merchants Bank’s, and FMBI’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Company’s, Merchants Bank’s, and FMBI’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company, Merchants Bank, and FMBI to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2018 and 2017, that the Company, Merchants Bank, and FMBI met all capital adequacy requirements to which they were subject.

As of December 31, 2018, the most recent notifications from the Federal Reserve Board, the FDIC, and IDFPR categorized the Company, Merchants Bank, and FMBI as well capitalized under the regulatory framework for prompt corrective action, respectively. To be categorized as well capitalized, the Company, Merchants Bank, and FMBI must maintain minimum total risk‑based, Tier I risk‑based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s, Merchants Bank’s or FMBI’s category.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

The Company’s, Merchants Bank’s, and FMBI’s actual capital amounts and ratios are also presented in the following tables.

			Minimum Amount
			Required for		Minimum Amount
			Adequately		To Be Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2018
Total capital(1) (to risk-weighted assets)
Company	$393,654	12.3%	$255,884	8.0%	$—	N/A
Merchants Bank	412,386	13.3%	248,290	8.0%	310,363	10.0%
FMBI	17,537	18.6%	7,559	8.0%	9,448	10.0%
Tier 1 capital(1) (to risk-weighted assets)
Company	380,950	11.9%	191,913	6.0%	—	N/A
Merchants Bank	399,815	12.9%	186,218	6.0%	248,290	8.0%
FMBI	17,404	18.4%	5,669	6.0%	7,559	8.0%
Common Equity Tier 1 capital(1) (to risk-weighted assets)
Company	339,369	10.6%	143,935	4.5%	—	N/A
Merchants Bank	399,815	12.9%	139,663	4.5%	201,736	6.5%
FMBI	17,404	18.4%	4,252	4.5%	6,141	6.5%
Tier 1 capital(1) (to average assets)
Company	380,950	10.0%	152,081	4.0%	—	N/A
Merchants Bank	399,815	11.0%	145,723	4.0%	182,154	5.0%
FMBI	17,404	10.8%	6,453	4.0%	8,066	5.0%

(1)	As defined by regulatory agencies.

			Minimum		Minimum
			Amount Required		Amount To Be
			for Adequately		Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2017
Total capital(1) (to risk-weighted assets)
Company	$355,722	13.7%	$207,657	8.0%	$—	N/A
Merchants Bank	406,638	15.7%	207,567	8.0%	259,459	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	347,411	13.4%	155,743	6.0%	—	N/A
Merchants Bank	398,327	15.4%	155,675	6.0%	207,567	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	305,830	11.8%	116,807	4.5%	—	N/A
Merchants Bank	398,327	15.4%	116,756	4.5%	168,648	6.5%
Tier I capital(1) (to average assets)
Company	347,411	10.9%	127,318	4.0%	—	N/A
Merchants Bank	398,327	12.5%	127,593	4.0%	159,491	5.0%

(1)	As defined by regulatory agencies.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

Beginning January 1, 2015, the Basel III Capital Rules applied to Merchants Bank. The following table lists the capital categories and ratios determined by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation.

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

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions of dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of capital above its minimum risk-based capital requirements.  The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and was phased in over a four‑year period (increasing by that amount on each subsequent January 1 until it reached 2.5% on January 1, 2019).

The Company’s principal source of funds for dividend payments to shareholders is dividends received from Merchants Bank. Banking regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to Merchants Bank’s retained net income (as defined) for the current year plus those for the previous two years, subject to the capital requirements described above. At December 31, 2018, the amount available, without prior regulatory approval, for dividends which could be paid by Merchants Bank to the Company was $101.0 million.

Note 14: Earnings Per Share

Earnings per share were computed as follows for years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018			2017			2016
		Weighted-	Per		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)			(In thousands)
Net income	$62,874			$54,684			$33,127
Dividends on preferred stock	(3,330)			(3,330)			(2,002)
Net income allocated to common shareholders	$59,544			$51,354			$31,125
Basic earnings per share		28,692,955	$2.08		22,551,452	$2.28		21,111,208	$1.47
Effect of dilutive securities—restricted stock awards		31,464			16,702			2,227
Diluted earnings per share		28,724,419	$2.07		22,568,154	$2.28		21,113,435	$1.47

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

Note 15: Stock Splits

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

Note 16:  Initial Public Offering of Common Stock

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

Note 17: Private Placement Offering of Preferred Stock

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

Note 18: Related Party Transactions

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

Deposits from related parties held by the Company at December 31, 2018 and 2017 totaled $11.1 million and $4.7 million, respectively.

In 2016, the Company purchased a 30% ownership in one of its key loan processing vendors. The investment is accounted for using the equity method of accounting. Fees paid to this Company during the each of the years ended December 31, 2018 and 2017 were $3.4 million and $3.7 million. At December 31, 2018 and 2017, $226,000 and $253,000 was accrued for services received.

The Company retained a law firm of which a Board member of Merchants Bank, and previously the Company through July 5, 2017, is a partner. Services rendered are primarily related to documentation of current loan originations, and loan collections from Merchants Bank’s borrowers. Fees paid to the law firm totaled $3.7 million, $3.0 million, and $2.1 million for the years ended December 31, 2018, 2017 and 2016 respectively.

On May 8, 2017, the Company entered into a purchase agreement to acquire FMBI (formerly Joy State Bank) from Mr. Petrie, the Chairman/Chief Executive Officer and Mr. Rogers, the President/Chief Operating Officer of the Company. On October 31, 2016, Merchants Bank had entered into an Agreement and Plan of Merger to acquire FMBI. Because the timing and regulatory approval of the transaction was uncertain due to the Company’s capital position at September 30, 2016, the parties agreed that Messrs. Petrie and Rogers, would acquire FMBI. The acquisition of FMBI by the Messrs. Petrie and Rogers closed on April 3, 2017. The purchase agreement provided for Merchants Bank to pay a purchase price equal to approximately $5.4 million plus an approximate cost of funds of $16,000 for each 30 days after June 30, 2017, prorated to the closing date. The purchase price was equal to the price paid by Messrs. Petrie and Rogers, plus expenses and a cost of funds equal to 3.75%. The acquisition closed on January 2, 2018 at a total cost of approximately $5.5 million.  At December 31, 2017 FMBI had $43 million in assets and $36.9 million of deposits.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

Note 19: Employee Benefits

Effective January 1, 2016, the Company discontinued its SIMPLE IRA plan and began offering a 401(k) plan. Pursuant to the plan agreement, matching contributions equal to 100% of the employees’ elective deferrals which do not exceed 3% of the employees’ compensation will be made unless management elects to make either the alternative matching contribution or the non‑elective contribution. Employer contributions to the plans were $464,000, $294,000, and $245,000 for the years ended December 31, 2018,  2017, and 2016, respectively.

Note 20: Share‑Based Payment Plan

During 2016, the Board of Directors adopted an incentive restricted stock plan for certain executive officers of the Company, (the “2016 Plan”). Annual awards under the 2016 Plan could be earned, subject to certain performance metrics and the participating executive officer may elect annually to receive the plan benefit in the form of Company common shares or a combination of 50% each of common shares and cash. On July 5, 2017, the Company’s shareholders approved and the Company adopted the Merchants Bancorp 2017 Equity Incentive Plan (the “2017 Plan”).  During the years ended December 31, 2018 and 2017, the Company issued 7,039 and 3,200 shares, respectively, pursuant to the 2016 Plan. Expense recognized for the Plan totaled $171,000,  $458,000, and $57,000 for the years ended December 31, 2018, 2017, and 2016, respectively. At December 31, 2018 and 2017, there were 83,708 and 66,347 unvested shares awarded under the 2016 Plan, respectively. Unrecognized compensation cost totaled $1.1 million and $962,000 at December 31, 2018 and 2017, respectively.

During 2018, the Compensation Committee of the Board of Directors approved a plan for non-executive directors to receive a portion of their annual fees in the form of common stock equal to $10,000, rounded up to the nearest whole share.  Accordingly, there were 1,830 total shares issued during the year ended December 31, 2018, reflecting $50,000 in expenses.  No shares were issued to directors during the year ended December 31, 2017.

Note 21: Disclosures About Fair Value of Assets and Liabilities

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2018 and 2017:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2018
Trading securities	$163,419	$—	$163,419	$—
Available-for-sale securities:
Treasury notes	11,941	11,941	—	—
Federal agencies	236,930	—	236,930	—
Municipals	21,332	—	21,332	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	60,868	—	60,868	—
Loans held for sale	11,886	—	11,886	—
Mortgage servicing rights	77,844	—	—	77,844
Derivative assets - interest rate lock commitments	70	—	—	70
Derivative liabilities - forward contracts	9	—	9	—

December 31, 2017
Trading securities	$140,837	$—	$140,837	$—
Available-for-sale securities:
Treasury notes	992	992	—	—
Federal agencies	374,731	—	374,731	—
Municipals	6,688	—	—	6,688
Mortgage-backed - Government-sponsored entity (GSE) - residential	25,960	—	25,960	—
Mortgage servicing rights	66,079	—	—	66,079

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the years ended December 31, 2018 and 2017. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Years Ended December 31, 2018 and 2017

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

Derivative Financial Instruments

The Company estimates the fair value of interest rate lock commitments based on the value of the underlying mortgage loan, quoted mortgage backed security prices, estimates of the fair value of the mortgage servicing rights, and an estimate of the probability that the mortgage loan will fund within the terms of the interest rate lock commitment, net of expenses.  The Company estimates the fair value of forward sales commitments based on market quotes of mortgage backed security prices for securities similar to the ones used, which are considered Level 2.  With respect to its interest rate lock commitments, management determined that a Level 3 classification was most appropriate based on the various significant unobservable inputs utilized in estimating the fair value of its interest rate lock commitments.  Changes in fair value of the Company’s derivative financial instruments are recognized through noninterest income on its consolidated statement of income.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Mortgage servicing rights
Balance, beginning of period	$66,079	$53,670	$55,553
Additions
Originated and purchased servicing	14,113	10,993	5,745
Acquisition of MCS	—	3,970	—
Subtractions
Paydowns	(4,196)	(5,504)	(4,230)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	1,848	2,950	(3,398)
Balance, end of period	$77,844	$66,079	$53,670

Available-for-sale securities - Municipals
Balance, beginning of period	$6,688	$—	$—
Additions
Purchased securities	—	6,688	—
Subtractions
Paydowns	(257)	—	—
Sales	(6,431)	—	—
Unrealized gains (losses) included in other comprehensive income	—	—	—
Balance, end of period	$—	$6,688	$—

Derivative Assets - interest rate lock commitments
Balance, beginning of period	$—	$—	$—
Purchases	—	—
Changes in fair value	70	—
Balance, end of period	$70	$—	$—

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2018 and 2017:

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
December 31, 2018
Impaired loans (collateral-dependent)	$2,639	$—	$—	$2,639
December 31, 2017
Impaired loans (collateral-dependent)	$2,126	$—	$—	$2,126

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

		Valuation
	Fair Value	Technique	Unobservable Inputs	Range
	(In thousands)
At December 31, 2018:
Collateral-dependent impaired loans	$2,639	Market comparable properties	Marketability discount	17%-59%
Mortgage servicing rights	$77,844	Discounted cash flow	Discount rate	8% - 13%
			Constant prepayment rate	1% - 30%
Derivative assets - interest rate lock commitments	$70	Discounted cash flow	loan closing rates	95-100%

At December 31, 2017:
Collateral-dependent impaired loans	$2,126	Market comparable properties	Marketability discount	5% - 47%
Mortgage servicing rights	$66,079	Discounted cash flow	Discount rate	8% - 13%
			Constant prepayment rate	1% - 36%

At December 31, 2017, municipal securities of $6.7 million were classified as Level 3, as there was no active market for these or similar securities.  These securities were purchased on December 28, 2017, as such, they were valued as of December 31, 2017 at their purchase price.  These securities were sold as of December 31, 2018.

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

Years Ended December 31, 2018 and 2017

Mortgage Servicing Rights

The significant unobservable inputs used in the fair value measurement of the Company’s mortgage servicing rights are discount rates and constant prepayment rates. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2018 and 2017.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Assets	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2018
Financial assets:
Cash and cash equivalents	$336,524	$336,524	$336,524	$—	$—
Securities purchased under agreements to resell	6,875	6,875	—	6,875	—
FHLB stock	7,974	7,974	—	7,974	—
Loans held for sale	820,569	820,569	—	820,569	—
Loans, net	2,045,423	2,041,772	—	—	2,041,772
Interest receivable	13,827	13,827	—	13,827	—
Financial liabilities:
Deposits	3,231,086	3,230,397	2,550,632	679,765	—
Lines of credit	33,150	33,150	—	33,150	—
Short-term subordinated debt	10,582	10,582	—	10,582	—
FHLB advances	151,721	151,723	—	151,723	—
Interest payable	4,132	4,132	—	4,132	—

December 31, 2017
Financial assets:
Cash and cash equivalents	$359,519	$359,519	$359,519	$—	$—
Securities purchased under agreements to resell	7,043	7,043	—	7,043	—
FHLB stock	7,539	7,539	—	7,539	—
Loans held for sale	995,319	995,319	—	995,319	—
Loans, net	1,366,349	1,364,568	—	—	1,364,568
Interest receivable	8,326	8,326	—	8,326	—
Financial liabilities:
Deposits	2,943,561	2,943,173	2,534,605	408,568	—
Line of credit	25,000	25,000	—	25,000	—
Short-term subordinated debt	30,000	30,000	—	30,000	—
FHLB advances	1,612	1,620	—	1,620	—
Interest payable	2,817	2,817	—	2,817	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

Lines of Credit and Short‑term Subordinated Debt

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

Note 22: Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the provision and allowance for loan losses are reflected in the footnotes regarding loans and the allowance for loan losses (Notes 1 and 4).

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

Estimates related to mortgage servicing rights are reflected in the notes on mortgage servicing rights and loan servicing (Notes 1 and 6). Estimates related to fair values are reflected in the footnote regarding fair values (Note 21). Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments, credit risk, and contingencies (Note 23). Other significant estimates and concentrations not discussed in those footnotes include:

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

Major Customer

The Company had no major customers whose business represented more than 10% of revenues during the year ended December 31, 2018.  For the years ended December 31, 2017 and 2016 the Company had a major customer of the Mortgage Warehousing segment, whose business represented $14.3 million and $14.7 million, or 10% and 15% of total revenues, respectively.

Note 23: Commitments, Credit Risk, and Contingencies

In the normal course of business the Company enters into funding commitments with customers who have applied for single and multi‑family residential loans. The customers must meet certain credit and underwriting criteria before the Company is required to fund the loans. The Company entered into commitments to fund loans pending closing of $507.2 million and $221.3 million at December 31, 2018 and 2017, respectively. Closing and funding of the majority of these loans is contingent upon various performance criteria by the potential borrower and the commitment may be rescinded by the Company. The Company enters into a corresponding sales commitment if it is the Company’s intent to close the loan and to sell the loan after closing.

The Company, through the Multi-family Mortgage Banking segment, has made commitments to fund construction loans that are drawn upon throughout the construction period.  Undisbursed commitments on these loans were $457.8 million and $101.1 million at December 31, 2018 and 2017, respectively.

The Company, through the Mortgage Warehousing segment, has line of credit agreements with its non‑depository financial institution customers engaged in mortgage lending. Funds drawn on the lines of credit are used by the borrowers to fund the loans they originate. The customers’ loans must meet certain credit and underwriting criteria before the Company will fund the draw requests on the lines of credit, and the draw requests can be denied by the Company. The outstanding amounts available on these lines of credit totaled $782.4 million and $613.8 million at December 31, 2018 and 2017, respectively.

Additionally, in the normal course of business the Company has outstanding unfunded commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

Financial instruments, whose contract amount represents credit risk, were as follows at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(In thousands)
Commitments to extend credit	$676,987	$437,585
Irrevocable standby letters of credit	3,164	26,000
Commitment letters of credit	19,866	31,031

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case‑by‑case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income‑producing commercial properties.

Commitment letters of credit are conditional commitments issued by the Company for a fee to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers. The Company’s policy for obtaining collateral and/or guarantees and the nature thereof is generally the same as that involved extending commitments to its customers.

The Company has not been required to fund nor has it incurred any losses on any letter of credit commitment during the years ended December 31, 2018 or 2017.

The Company has several non-cancellable operating leases, primarily for office space, that expire over the next 1‑7 years. Rental expense for these leases was $1.1 million, $764,000, and $696,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Future minimum lease payments under operating leases as of December 31, 2018 are as follows:

December 31,
2018
(In thousands)
Due within one year	$1,021
Due in one year to two years	1,085
Due in two years to three years	736
Due in three years to four years	550
Due in four years to five years	554
Thereafter	426
Total minimum lease payments	$4,372

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

Note 24: Segment Information

The Company’s business segments are defined as Multi‑family Mortgage Banking, Mortgage Warehousing, and Banking. The reportable business segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company. The Multi‑family Mortgage Banking segment originates and services government

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

The tables below present selected business segment financial information for the years ended December 31, 2018, 2017 and 2016.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Year Ended December 31, 2018
Total interest income	$712	$58,784	$79,332	$1,735	$140,563
Total interest expense	—	24,369	29,508	(3,285)	50,592
Net interest income	712	34,415	49,824	5,020	89,971
Provision for loan losses	—	1,372	3,257	—	4,629
Net interest income after provision for loan losses	712	33,043	46,567	5,020	85,342
Total noninterest income	45,831	2,550	3,150	(1,946)	49,585
Noninterest expense	19,205	7,721	14,876	9,098	50,900
Income before income taxes	27,338	27,872	34,841	(6,024)	84,027
Income taxes	7,528	6,872	8,572	(1,819)	21,153
Net income	$19,810	$21,000	$26,269	$(4,205)	$62,874
Total assets	$166,102	$1,430,776	$2,256,687	$30,598	$3,884,163

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Year Ended December 31, 2017
Total interest income	$414	$48,798	$44,454	$721	$94,387
Total interest expense	—	13,673	14,853	(736)	27,790
Net interest income	414	35,125	29,601	1,457	66,597
Provision for loan losses	—	452	2,020	—	2,472
Net interest income after provision for loan losses	414	34,673	27,581	1,457	64,125
Total noninterest income	43,715	2,836	1,943	(814)	47,680
Noninterest expense	10,911	7,710	9,835	6,188	34,644
Income before income taxes	33,218	29,799	19,689	(5,545)	77,161
Income taxes	4,557	11,558	8,279	(1,917)	22,477
Net income	$28,661	$18,241	$11,410	$(3,628)	$54,684
Total assets	$134,390	$1,352,748	$1,889,140	$16,855	$3,393,133

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

Note 25: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information of the Company as to financial position as of December 31, 2018 and 2017, and results of operations and cash flows for the years ended December 31, 2018, 2017 and 2016:

Condensed Balance Sheets

	December 31,
	2018	2017
	(In thousands)
Assets
Cash and cash equivalents	$2,224	$7,273
Investment in subsidiaries	453,028	411,528
Other assets	2,104	5,597
Total assets	$457,356	$424,398
Liabilities
Lines of credit	$25,000	$25,000
Short-term subordinated debt	10,582	30,000
Other liabilities	537	1,924
Total liabilities	36,119	56,924
Shareholders’ Equity	421,237	367,474
Total liabilities and shareholders’ equity	$457,356	$424,398

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

Condensed Statements of Income and Comprehensive Income

	Year Ended
	December 31,
	2018	2017	2016
	(In thousands)
Income
Dividends and return of capital from subsidiaries	37,816	13,632	16,223
Other Income	195	208	196
Total income	38,011	13,840	16,419
Expenses
Interest expense	8,055	7,603	7,237
Salaries and employee benefits	1,216	1,617	77
Professional fees	707	341	138
Other	420	251	33
Total expense	10,398	9,812	7,485
Income Before Income Tax and Equity in Undistributed Income of Subsidiaries	27,613	4,028	8,934
Income Tax Benefit	(2,542)	(3,670)	(2,885)
Income Before Equity in Undistributed Income of Subsidiaries	30,155	7,698	11,819
Equity in Undistributed Income of Subsidiaries	32,719	46,986	21,308
Net Income	$62,874	$54,684	$33,127
Comprehensive Income	$63,813	$54,306	$32,731

Condensed Statements of Cash Flows

	Year Ended
	December 31,
	2018	2017	2016
	(In thousands)
Operating Activities
Net income	$62,874	$54,684	$33,127
Adjustments to reconcile net income to net cash used in operating activities	(30,522)	(44,185)	(26,561)
Net cash provided by operating activities	32,352	10,499	6,566
Investing Activities
Return of capital from/(contributed capital to) subsidiaries	19,368	(101,868)	(31,625)
Net cash paid for acquisitions	(27,209)	—	—
Other investing activity	74	189	(295)
Net cash used in investing activities	(7,767)	(101,679)	(31,920)
Financing Activities
Net change in short-term subordinated debt	(19,418)	—	—
Dividends paid	(10,216)	(7,950)	(6,224)
Proceeds from issuance of common stock	—	106,245	—
Proceeds from issuance of preferred stock	—	—	31,581
Net cash provided by (used in) financing activities	(29,634)	98,295	25,357
Net Change in Cash and Due From Banks	(5,049)	7,115	3
Cash and Due From Banks at Beginning of Year	7,273	158	155
Cash and Due From Banks at End of Year	$2,224	$7,273	158

Note 26: Recent Accounting Pronouncements

The Company is an emerging growth company and as such will be subject to the effective dates noted for the private companies if they differ from the effective dates noted for public companies.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

Years Ended December 31, 2018 and 2017

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

FASB ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments in this ASU allow a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU also require certain disclosures about stranded tax effects.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

Note 27: Quarterly Condensed Financial Information (Unaudited)

The following tables present the unaudited quarterly condensed financial information for the years ended December 31, 2018 and 2017:

	2018 Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31

Interest income	$29,038	$34,123	$37,577	$39,825
Interest expense	8,930	11,917	14,095	15,650
Net interest income	20,108	22,206	23,482	24,175
Provision for loan losses	1,406	998	617	1,608
Net interest income after provision for loan losses	18,702	21,208	22,865	22,567
Noninterest income	11,313	11,630	11,907	14,735
Noninterest expense	10,270	12,000	12,449	16,181
Income before income taxes	19,745	20,838	22,323	21,121
Income taxes	4,684	5,186	5,584	5,699
Net income	15,061	15,652	16,739	15,422
Less: preferred stock dividends	833	832	833	832
Net income allocated to common shareholders	$14,228	$14,820	$15,906	$14,590
Per common share data:
Basic earnings per common share	$0.50	$0.52	$0.55	$0.51
Diluted earnings per common share	0.50	0.52	0.55	0.51

	2017 Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31

Interest income	$19,007	$22,464	$26,006	$26,910
Interest expense	5,476	6,740	7,616	7,958
Net interest income	13,531	15,724	18,390	18,952
Provision for loan losses	240	240	592	1,400
Net interest income after provision for loan losses	13,291	15,484	17,798	17,552
Noninterest income	8,091	16,626	8,056	14,907
Noninterest expense	6,641	8,261	8,942	10,800
Income before income taxes	14,741	23,849	16,912	21,659
Income taxes	5,611	9,091	6,445	1,330
Net income	9,130	14,758	10,467	20,329
Less: preferred stock dividends	832	832	833	833
Net income allocated to common shareholders	$8,298	$13,926	$9,634	$19,496
Per common share data:
Basic earnings per common share	$0.39	$0.66	$0.45	$0.73
Diluted earnings per common share	0.39	0.66	0.45	0.73

Note 28: Subsequent Events

No material events were noted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

Evaluation of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control is designed to provide reasonable assurance to our management and board of directors regarding the preparation of reliable published financial statements. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Because of inherent limitations in any system of internal control, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time.

Our management assessed our internal control over financial reporting as of December 31, 2018, based in part upon certain assumptions about the likelihood of future events. Based on this assessment, management asserts that we maintained effective internal control over financial reporting as of December 31, 2018 based on the specified criteria.

Changes in Internal Control

There have been no changes made in our internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be in the Proxy Statement (the “2019 Proxy Statement”) for the 2019 annual meeting of shareholders that will be filed within 120 days after December 31, 2018, which is incorporated by reference.

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

Item 11. Executive Compensation.

The information required by Item 11 will be in the 2019 Proxy Statement, which is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 will be in the 2019 Proxy Statement, which is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be in the 2019 Proxy Statement, which is incorporated by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 will be in the 2019 Proxy Statement, which is incorporated by reference.

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

(g) Seventh Loan Modification Agreement by and among The Huntington National Bank, Merchants Bancorp, and Providence Bank effective as of June 1, 2018.

10.3*

Description of Incentive Plan for Michael J. Dunlap, Director, President and Co‑Chief Operating Officer. (incorporated by reference to Exhibit 10.12 of the registration statement on Form S-1, filed on September 25, 2017)

10.4*

Description of Incentive Plan for Scott A. Evans, Director, President and Co‑Chief Operating Officer. (incorporated by reference to Exhibit 10.13 of the registration statement on Form S-1, filed on September 25, 2017)

10.5*

Employment Agreement by and between Merchants Capital Corp. and Michael R. Dury dated December 29, 2010 (previously filed as Exhibit 10.14). (incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1, filed on September 25, 2017)

10.6*

Amendment to Employment Agreement by and between Merchants Capital Corp. and Michael R. Dury effective as of January 1, 2017 (previously filed as Exhibit 10.15). (incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1, filed on September 25, 2017)

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2018 and 2017; (ii) Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

*Management contract or compensatory plan or arrangement.

†     Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to  furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCHANTS BANCORP

By: /s/ Michael F. Petrie
Michael F. Petrie
Chairman and Chief Executive Officer

Date: March 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael F. Petrie
Michael F. Petrie	Director (Chairman); Chief Executive Officer (Principal Executive Officer)	March 15, 2019
/s/ John F. Macke
John F. Macke	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2019
/s/ Randall D. Rogers
Randall D. Rogers	Director	March 15, 2019
/s/ Michael J. Dunlap
Michael J. Dunlap	Director	March 15, 2019
/s/ Scott A. Evans
Scott A. Evans	Director	March 15, 2019
/s/ Sue Ann Gilroy
Sue Ann Gilroy	Director	March 15, 2019
/s/ Patrick D. O’Brien
Patrick D. O’Brien	Director	March 15, 2019
/s/ John W. Perry
John W. Perry	Director	March 15, 2019
/s/ Anne E. Sellers
Anne E. Sellers	Director	March 15, 2019
/s/ David N. Shane
David N. Shane	Director	March 15, 2019