Form 10-Q
period 2019-03-31
Merchants Bancorp
filed 2019-05-10
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.).
Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value Series A Preferred Stock, without par value	MBIN MBINP	NASDAQ NASDAQ

As of May 6,  2019, the latest practicable date,  28,704,163 shares of the registrant’s common stock, without par value, were issued and outstanding.

Merchants Bancorp

Part I – Financial Information

Item 1. Financial Statements

Merchants Bancorp

Condensed Consolidated Balance Sheets

March 31, 2019 (Unaudited) and December 31, 2018

(In thousands, except share data)

	March 31,	December 31,
	2019	2018
Assets
Cash and due from banks	$19,554	$25,855
Interest-earning demand accounts	293,897	310,669
Cash and cash equivalents	313,451	336,524
Securities purchased under agreements to resell	6,838	6,875
Trading securities	129,914	163,419
Available for sale securities	296,669	331,071
Federal Home Loan Bank (FHLB) stock	18,880	7,974
Loans held for sale (includes $6,307 and $11,886, respectively at fair value)	882,071	832,455
Loans receivable, net of allowance for loan losses of $13,356 and $12,704, respectively	2,168,256	2,045,423
Premises and equipment, net	21,078	15,136
Mortgage servicing rights	76,249	77,844
Interest receivable	14,365	13,827
Goodwill	17,144	17,477
Intangible assets, net	3,381	3,542
Other assets and receivables	28,429	32,596
Total assets	$3,976,725	$3,884,163
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$128,029	$182,879
Interest-bearing	2,992,998	3,048,207
Total deposits	3,121,027	3,231,086
Borrowings	338,031	195,453
Deferred and current tax liabilities, net	18,274	15,444
Other liabilities	21,562	20,943
Total liabilities	3,498,894	3,462,926
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 50,000,000 shares
Issued and outstanding - 28,704,163 shares at March 31, 2019 and 28,694,036 shares at December 31, 2018	135,190	135,057
Preferred stock, without par value - 5,000,000 total shares authorized
8% Preferred stock - $1,000 per share liquidation preference
Authorized - 50,000 shares
Issued and outstanding - 41,625 shares	41,581	41,581
7% Series A Preferred stock - $25 per share liquidation preference
Authorized - 3,500,000 shares
Issued and outstanding - 2,000,000 shares	48,269	—
Retained earnings	252,637	244,909
Accumulated other comprehensive income (loss)	154	(310)
Total shareholders' equity	477,831	421,237
Total liabilities and shareholders' equity	$3,976,725	$3,884,163

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Income (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

(In thousands, except share data)

	Three Months Ended
	March 31,
	2019	2018
Interest Income
Loans	$34,455	$24,612
Investment securities:
Trading	1,045	989
Available for sale - taxable	1,551	1,542
Available for sale - tax exempt	96	—
Federal Home Loan Bank stock	223	129
Other	2,304	1,766
Total interest income	39,674	29,038
Interest Expense
Deposits	14,227	7,016
Borrowed funds	1,316	1,914
Total interest expense	15,543	8,930
Net Interest Income	24,131	20,108
Provision for loan losses	649	1,406
Net Interest Income After Provision for Loan Losses	23,482	18,702
Noninterest Income
Gain on sale of loans	2,643	10,892
Loan servicing fees, net	(347)	(322)
Mortgage warehouse fees	753	486
Gains on sale of investments available for sale (includes $127 and $0, respectively, related to accumulated other comprehensive earnings reclassifications)	127	—
Other income	488	257
Total noninterest income	3,664	11,313
Noninterest Expense
Salaries and employee benefits	8,567	6,487
Loan expenses	934	956
Occupancy and equipment	876	565
Professional fees	539	488
Deposit insurance expense	277	246
Technology expense	472	291
Other expense	1,370	1,237
Total noninterest expense	13,035	10,270
Income Before Income Taxes	14,111	19,745
Provision for income taxes (includes $32 and $0, respectively, related to income tax expense for reclassification items)	3,541	4,684
Net Income	$10,570	$15,061
Dividends on preferred stock	(833)	(833)
Net Income Allocated to Common Shareholders	9,737	14,228
Basic Earnings Per Share	$0.34	$0.50
Diluted Earnings Per Share	$0.34	$0.50
Weighted-Average Shares Outstanding
Basic	28,702,250	28,690,876
Diluted	28,737,439	28,710,480

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Net Income	$10,570	$15,061
Other Comprehensive Income (Loss):
Net change in unrealized losses on investment securities available for sale, net of (taxes) benefits of $(192) and $97, respectively	559	(318)
Less: Reclassification adjustment for gains included in net income, net of $32 tax expense in 2019	95	—
Other comprehensive income (loss) for the period	464	(318)
Comprehensive Income	$11,034	$14,743

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2019

(In thousands, except share data)

								Accumulated
								Other
	Common Stock		8% Preferred Stock		7% Preferred Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance, January 1, 2019	28,694,036	$135,057	41,625	$41,581	—	$—	$244,909	$(310)	$421,237
Net income	—	—	—	—	—	—	10,570	—	10,570
Shares issued for stock compensation plans	10,127	133	—	—	—	—	—	—	133
Issuance of 7% preferred stock, net of offering expenses of $1,731	—	—	—	—	2,000,000	48,269	—	—	48,269
Dividends on 8% preferred stock, $5.00 per share	—	—	—	—	—	—	(833)	—	(833)
Dividends on common stock, $0.07 per share	—	—	—	—	—	—	(2,009)	—	(2,009)
Other comprehensive income	—	—	—	—	—	—	—	464	464
Balance, March 31, 2019	28,704,163	$135,190	41,625	$41,581	2,000,000	$48,269	$252,637	$154	$477,831

For the Three Months Ended March 31, 2018

(In thousands, except share data)

								Accumulated
								Other
	Common Stock		8% Preferred Stock		7% Preferred Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance, January 1, 2018	28,685,167	$134,891	41,625	$41,581	—	$—	$192,008	$(1,006)	$367,474
Net income	—	—	—	—	—	—	15,061	—	15,061
Shares issued for stock compensation plans	7,039	50	—	—	—	—	—	—	50
Dividends on 8% preferred stock, $5.00 per share	—	—	—	—	—	—	(833)	—	(833)
Dividends on common stock, $0.06 per share	—	—	—	—	—	—	(1,721)	—	(1,721)
Reclassification of deferred tax asset due to tax reform	—	—	—	—	—	—	243	(243)	—
Other comprehensive loss	—	—	—	—	—	—	—	(318)	(318)
Balance, March 31, 2018	28,692,206	$134,941	41,625	$41,581	—	$—	$204,758	$(1,567)	$379,713

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2019 and 2018

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Operating activities:
Net income	$10,570	$15,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	137	103
Provision for loan losses	649	1,406
Gain on sale of securities	(127)	—
Gain on sale of loans	(2,643)	(10,892)
Proceeds from sales of loans	3,729,430	4,020,784
Loans and participations originated and purchased for sale	(3,776,827)	(4,098,115)
Change in mortgage servicing rights for paydowns and fair value adjustments	2,615	2,263
Net change in:
Trading securities	33,505	(59,193)
Other assets and receivables	2,699	(3,407)
Other liabilities	1,933	7,918
Other	798	309
Net cash provided by (used in) operating activities	2,739	(123,763)
Investing activities:
Net change in securities purchased under agreements to resell	37	41
Purchases of available-for-sale securities	(45,000)	(28,224)
Proceeds from the sale of available-for-sale securities	31,086	—
Proceeds from calls, maturities and paydowns of available-for-sale securities	49,055	25,360
Purchases of loans	(14,233)	(34,273)
Net change in loans receivable	(109,620)	(137,092)
Purchase of Federal Home Loan Bank stock	(11,860)	(118)
Proceeds from sale of Federal Home Loan Bank stock	1,190	—
Purchases of premises and equipment	(4,206)	(1,055)
Purchases of mortgage servicing rights	—	(327)
Purchase of limited partnership interests	—	(13)
Cash (paid) received in acquisition of subsidiary	—	6,505
Net cash used in investing activities	(103,551)	(169,196)
Financing activities:
Net change in deposits	(110,031)	82,106
Proceeds from Federal Home Loan Bank borrowings	2,348,720	284,189
Repayment of Federal Home Loan Bank borrowings	(2,209,281)	(142,568)
Proceeds from issuance of preferred stock	48,269	—
Proceeds from notes payable	4,404	—
Payments on notes payable	(1,500)	—
Dividends	(2,842)	(2,554)
Net cash provided by financing activities	77,739	221,173
Net Change in Cash and Cash Equivalents	(23,073)	(71,786)
Cash and Cash Equivalents, Beginning of Period	336,524	359,519
Cash and Cash Equivalents, End of Period	$313,451	$287,733
Additional Cash Flows Information:
Interest paid	$14,745	$7,751
Income taxes paid	64	—
The Company purchased all of the capital stock of FMBI on January 2, 2018. In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	$—	$44,217
Cash paid for the capital stock/fair value common stock issued	—	5,472
Fair value of liabilities assumed	—	38,745

See notes to condensed consolidated financial statements.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:   Basis of Presentation

The accompanying consolidated financial statements include the accounts of Merchants Bancorp, a registered bank holding company (the “Company”) and its wholly owned subsidiaries, Merchants Bank of Indiana (“Merchants Bank”) and Farmers-Merchants Bank of Illinois (“FMBI”).  Merchants Bank’s direct and indirect subsidiaries include Merchants Capital Corp. (“MCC”), Merchants Capital Servicing, LLC (“MCS”), Ash Realty Holdings, LLC (“Ash Realty”), MBI Midtown West, LLC (“MMW”), Natty Mac Funding, Inc. (“NMF”), and OneTrust Funding, Inc. The Company also acquired Farmers-Merchants National Bank of Paxton (‘FMNBP”) on October 1, 2018 through a merger with FMBI, with FMBI as the surviving entity.  All these entities are collectively referred to as the “Company”.

The accompanying unaudited condensed consolidated balance sheet of the Company as of December 31, 2018, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of March 31, 2019 and for the three months ended March 31, 2019 and 2018, were prepared in accordance with the instructions for Form 10‑Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2018 in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of March 31, 2019 and the results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018. All interim amounts have not been audited and the results of operations for the three months ended March 31, 2019, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The consolidated financial statements as of and for the period ended March 31, 2019 include the Company, and its wholly owned subsidiaries, Merchants Bank, and FMBI.   Also included are Merchants Bank’s wholly owned subsidiaries, MCC, MCC’s wholly owned subsidiary, MCS, Ash Realty, NMF, MMW, and OneTrust Funding, Inc.  The consolidated financial statements as of and for the period ended March 31, 2018, include the Company and its wholly owned subsidiary, Merchants Bank, and Merchants Bank’s wholly owned subsidiaries, FMBI (after being acquired on January 2, 2018 and excluding results from FMNBP, which was acquired on October 1, 2018), MCC, MCC’s wholly owned subsidiary, MCS, Ash Realty, NMF, and MMW.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Public Offering of Preferred Stock

On March 28, 2019 the Company issued 2,000,000 shares of 7.00% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, without par value (the “Series A Preferred Stock”), with a liquidation preference of $25.00 per share.  The aggregate gross offering proceeds for the shares issued by the Company was $50.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $1.7 million paid to third parties, the Company received total net proceeds of $48.3 million.  On April 12, 2019, the Company issued an additional 81,800 shares of Series A Preferred Stock to the underwriters related to their exercise of an option to purchase additional shares under the associated underwriting agreement, resulting in an addition $2.0 million in net proceeds, after deducting $41,000 underwriting discounts.  The Series A Preferred Stock have no voting rights with respect to matters that generally require the approval of our common shareholders. Dividends on the Series A Preferred Stock, to the extent declared by the Company’s board, are payable quarterly.

Recent Acquisitions

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

On October 1, 2018, the Company acquired FM Bancorp, Inc., a bank holding company, and its wholly owned subsidiary, Farmers-Merchants National Bank of Paxton (“FMNBP”).  On that date, FM Bancorp, Inc. ultimately merged with and into the Company, with the Company as the surviving entity, and FMNBP merged with and into Joy State Bank, with Joy State Bank as the surviving bank.  Effective October 22, 2018, Joy State Bank’s name changed to Farmers-Merchants Bank of Illinois (“FMBI”).  Under the terms of the merger agreement, shareholders of the 27,537 outstanding shares of FM Bancorp, Inc. were compensated $795.29 per share, for a total purchase price of $21.9 million.  As of September 30, 2018, FM Bancorp, Inc. and Farmers-Merchants National Bank of Paxton had total assets of approximately $110.0 million, available for sale securities of $66.3 million, deposits of approximately $95.7 million, and net loan receivables of approximately $35.0 million.   As of March 31, 2019, the Company recorded goodwill and intangible assets totaling $6.9 million and $1.9 million.  The intangible assets consisted of core deposit intangibles that are being amortized over 10 years on an accelerated basis.  The acquired available for sale securities of $66.3 million were recorded at fair value. A fair value discount associated with securities of $1.0 million is being accreted into interest income, in accordance with ASC 310-20.  While there were some loans identified for potential classification under ASC 310-30, they were not material to the transaction.  The acquired gross loan portfolio of $35.4 million was recorded at a fair value of $34.8 million.  The fair value discount of $625,000 includes a discount related to interest assumptions for $279,000 and to credit assumptions for $346,000. The portion related to interest assumptions is being accreted into interest income on a straight-line basis over an average of 72 months in accordance with ASC 310-20.  The discount portion related to credit assumptions is being accreted into interest income over the life of the loan.  The acquired deposits of $95.7 million were recorded at a fair value of $95.7 million.  As a result of the acquisition, the Company increased its deposit base and benefited from economies of scale.  The acquisition did not materially impact the Company’s financial position, results of operations or cash flows.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Reclassifications

Certain reclassifications have been made to the 2018 financial statements to conform to the financial statement presentation as of and for the three months ended March 31, 2019.  These reclassifications had no effect net income.

Note 2:   Securities

Trading Securities

Securities that are held principally for resale in the near term are recorded as trading securities at fair value with changes in fair value recorded in earnings.  Trading securities include FHA and conventional Fannie Mae and Freddie Mac participation certificates.  The unrealized gains included in trading securities totaled $545,000 and $1.5 million at March 31, 2019 and 2018, respectively.

Securities Available-For-Sale

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	March 31, 2019
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale securities:
Treasury notes	$10,740	$8	$5	$10,743
Federal agencies	235,621	2	423	235,200
Municipals	12,050	430	—	12,480
Mortgage-backed - Government-sponsored entity (GSE) - residential	38,092	155	1	38,246
Total available-for-sale securities	$296,503	$595	$429	$296,669

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The amortized cost and fair value of available-for-sale securities at March 31, 2019 and December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Contractual Maturity	(In thousands)
Within one year	$149,649	$149,318	$179,323	$178,581
After one through five years	98,685	98,643	72,470	72,282
After five through ten years	2,120	2,210	7,087	7,203
After ten years	7,957	8,252	11,956	12,137
	258,411	258,423	270,836	270,203
Mortgage-backed - Government-sponsored entity (GSE) - residential	38,092	38,246	60,693	60,868
	$296,503	$296,669	$331,529	$331,071

During the three months ended March 31,  2019, $31.1 million of securities available-for-sale were sold, and a net gain of $127,000 was recognized, consisting of $361,000 in gains and $234,000 of losses.  During the three months ended March 31, 2018, no securities available-for-sale were sold.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018:

	March 31, 2019
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Available-for-sale securities:
Treasury notes	$—	$—	$2,243	$5	$2,243	$5
Federal agencies	—	—	180,198	423	180,198	423
Municipals	—	—	—	—	—	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	914	1	—	—	914	1
	$914	$1	$182,441	$428	$183,355	$429

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2018
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Available-for-sale securities:
Treasury notes	$1,990	$8	$995	$5	$2,985	$13
Federal agencies	28,296	97	191,280	875	219,576	$972
Municipals	2,051	18	—	—	2,051	$18
Mortgage-backed - Government-sponsored entity (GSE) - residential	15,543	79	—	—	15,543	79
	$47,880	$202	$192,275	$880	$240,155	$1,082

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

(Unaudited)

Interest earned from the time of funding to the time of sale is recognized as interest income as accrued. Fees earned agreements are recognized when collected as noninterest income.

Loans receivable at March 31, 2019 and December 31, 2018 include:

	March 31,	December 31,
	2019	2018
	(In thousands)

Mortgage warehouse lines of credit	$412,171	$337,332
Residential real estate	409,172	410,871
Multi-family and healthcare financing	965,363	914,393
Commercial and commercial real estate	296,483	299,194
Agricultural production and real estate	81,063	79,255
Consumer and margin loans	17,360	17,082
	2,181,612	2,058,127
Less
Allowance for loan losses	13,356	12,704

Loans Receivable	$2,168,256	$2,045,423

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

As a secured line of credit, collateral pledged to the Company secures each individual mortgage until the lender sells the loan in the secondary market. A traditional secured warehouse line of credit typically carries a base interest rate of 30-day LIBOR, plus a margin, or mortgage note rate, less a margin.

Risk is evident if there is a change in the fair value of mortgage loans originated by mortgage bankers in warehouse, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit.

Residential Real Estate Loans (RES RE):    Real estate loans are secured by owner-occupied 1‑4 family residences. Repayment of residential real estate loans is primarily dependent on the personal income and credit rating of the borrowers. All-in-One mortgages included in this segment typically carry a base rate of 30-day LIBOR, plus a margin.

Multi-Family and Healthcare Financing (MF RE):  The Company engages in multi-family and healthcare financing, including construction loans, specializing in originating and servicing loans for multi-family rental and senior living properties. In addition, the Company originates loans secured by an assignment of federal income tax credits by partnerships invested in multi-family real estate projects. Construction and land loans are generally based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent agency-eligible financing is obtained. These loans are considered to be higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economy in the Company’s market area. Repayment of these loans depends on the successful operation of a business or property and the borrower’s cash flows.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to net interest income.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Nonaccrual loans, including TDRs that have not met the six-month minimum performance criterion, are reported as non-performing loans. For all loan classes, it is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until three months of satisfactory borrower performance, at which time management would consider its return to accrual status. A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is questionable under the terms of the loan agreement. Most generally, this is at 90 or more days past due.

With regard to determination of the amount of the allowance for credit losses, restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.

The following tables present, by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2019 and 2018 and the recorded investment in loans and impairment method as of March 31, 2019:

	At or For the Three Months Ended March 31, 2019
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$1,068	$1,986	$6,030	$3,051	$429	$140	$12,704
Provision (credit) for loan losses	186	4	347	71	34	7	649
Loans charged to the allowance	—	—	—	—	—	—	—
Recoveries of loans previously charged off	—	—	—	—	3	—	3
Balance, end of period	$1,254	$1,990	$6,377	$3,122	$466	$147	$13,356
Ending balance: individually evaluated for impairment	$225	$—	$—	$500	$20	$—	$745
Ending balance: collectively evaluated for impairment	$1,029	$1,990	$6,377	$2,622	$446	$147	$12,611
Loans
Ending balance	$412,171	$409,172	$965,363	$296,483	$81,063	$17,360	$2,181,612
Ending balance individually evaluated for impairment	$572	$4,255	$—	$8,186	$347	$50	$13,410
Ending balance collectively evaluated for impairment	$411,599	$404,917	$965,363	$288,297	$80,716	$17,310	$2,168,202

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Three Months Ended March 31, 2018
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$283	$1,587	$3,502	$2,362	$320	$257	$8,311
Provision (credit) for loan losses	223	76	748	323	13	23	1,406
Loans charged to the allowance	—	—	—	—	—	(17)	(17)
Recoveries of loans previously charged off	—	1	—	—	—	4	5
Balance, end of period	$506	$1,664	$4,250	$2,685	$333	$267	$9,705

The following table presents the allowance for loan losses and the recorded investment in loans and impairment method as of December 31, 2018:

	December 31, 2018
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, December 31, 2018	$1,068	$1,986	$6,030	$3,051	$429	$140	$12,704
Ending balance: individually evaluated for impairment	$225	$—	$—	$400	$20	$—	$645
Ending balance: collectively evaluated for impairment	$843	$1,986	$6,030	$2,651	$409	$140	$12,059
Loans
Balance, December 31, 2018	$337,332	$410,871	$914,393	$299,194	$79,255	$17,082	$2,058,127
Ending balance individually evaluated for impairment	$575	$1,606	$—	$8,576	$370	$58	$11,185
Ending balance collectively evaluated for impairment	$336,757	$409,265	$914,393	$290,618	$78,885	$17,024	$2,046,942

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

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)

Special Mention (Watch)	$—	$590	$56,962	$12,451	$2,791	$381	$73,175
Substandard	572	4,255	—	8,186	347	50	13,410
Doubtful	—	—	—	—	—	—	—
Acceptable and Above	411,599	404,327	908,401	275,846	77,925	16,929	2,095,027
Total	$412,171	$409,172	$965,363	$296,483	$81,063	$17,360	$2,181,612

	December 31, 2018
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)

Special Mention (Watch)	$—	$443	$71,734	$14,650	$3,096	$681	$90,604
Substandard	575	1,606	—	8,576	370	58	11,185
Doubtful	—	—	—	—	—	—	—
Acceptable and Above	336,757	408,822	842,659	275,968	75,789	16,343	1,956,338
Total	$337,332	$410,871	$914,393	$299,194	$79,255	$17,082	$2,058,127

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year.

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans
	(In thousands)
MTG WHLOC	$—	$—	$324	$324	$411,847	$412,171
RES RE	3,431	237	998	4,666	404,506	409,172
MF RE	—	—	—	—	965,363	965,363
CML & CRE	191	306	175	672	295,811	296,483
AG & AGRE	53	—	577	630	80,433	81,063
CON & MAR	13	—	21	34	17,326	17,360
	$3,688	$543	$2,095	$6,326	$2,175,286	$2,181,612

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following tables present impaired loans and specific valuation allowance information based on class level as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Impaired loans without a specific allowance:
Recorded investment	$248	$4,255	$—	$5,907	$88	$50	$10,548
Unpaid principal balance	248	4,255	—	5,907	88	50	10,548
Impaired loans with a specific allowance:
Recorded investment	324	—	—	2,279	259	—	2,862
Unpaid principal balance	324	—	—	2,279	259	—	2,862
Specific allowance	225	—	—	500	20	—	745
Total impaired loans:
Recorded investment	572	4,255	—	8,186	347	50	13,410
Unpaid principal balance	572	4,255	—	8,186	347	50	13,410
Specific allowance	225	—	—	500	20	—	745

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following tables present by portfolio class, information related to the average recorded investment and interest income recognized on impaired loans for the three months  ended March 31, 2019 and 2018:

	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Three months ended March 31, 2019:
Average recorded investment in impaired loans	$574	$2,806	$—	$8,468	$364	$48	$12,260
Interest income recognized	—	15	—	140	—	—	155

Three months ended March 31, 2018:
Average recorded investment in impaired loans	$1,352	$729	$117	$6,587	$635	$146	$9,566
Interest income recognized	19	3	3	46	—	—	71

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at March 31, 2019 and December 31, 2018.

	March 31,		December 31,
	2019		2018
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing
	(In thousands)
MTG WHLOC	$572	$—	$575	$—
RES RE	702	454	893	74
MF RE	—	—	—	—
CML & CRE	228	—	136	117
AG & AGRE	259	317	282	307
CON & MAR	13	8	18	9

	$1,774	$779	$1,904	$507

No troubled loans were restructured during the three months ended March 31, 2019 or 2018.  No restructured loans defaulted during the three months ended March 31,  2019 or 2018.  There were no residential loans in process of foreclosure at March 31, 2019 or December 31, 2018.

Note 4:   Regulatory Matters

The Company, Merchants Bank, and FMBI are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by federal and state banking regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company, Merchants Bank, and FMBI must meet specific capital guidelines that involve quantitative measures of the Company’s, Merchants Bank, and FMBI’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s, Merchants Bank’s, and FMBI’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Company’s, Merchants Bank’s, and FMBI’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company, Merchants Bank, and FMBI to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of March 31, 2019 and December 31, 2018, that the Company, Merchants Bank, and FMBI met all capital adequacy requirements to which they were subject.

As of March 31, 2019 and December 31, 2018, the most recent notifications from the Board of Governors of the Federal Reserve System (“Federal Reserve”) categorized the Company as well capitalized and most recent notifications from the Federal Deposit Insurance Corporation (“FDIC”) categorized Merchants Bank and FMBI as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a company must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company, Merchants Bank, or FMBI’s category.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company, Merchants Bank, and FMBI’s actual capital amounts and ratios are also presented in the following tables.

			Minimum Amount
			Required for		Minimum Amount
			Adequately		To Be Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2019
Total capital(1) (to risk-weighted assets)
Company	$453,361	13.3%	$272,136	8.0%	$—	N/A
Merchants Bank	478,574	14.6%	262,223	8.0%	327,778	10.0%
FMBI	19,384	15.7%	9,876	8.0%	12,345	10.0%
Tier 1 capital(1) (to risk-weighted assets)
Company	440,007	12.9%	204,102	6.0%	—	N/A
Merchants Bank	465,636	14.2%	196,667	6.0%	262,223	8.0%
FMBI	18,966	15.4%	7,407	6.0%	9,876	8.0%
Common Equity Tier 1 capital(1) (to risk-weighted assets)
Company	350,157	10.3%	153,077	4.5%	—	N/A
Merchants Bank	465,636	14.2%	147,500	4.5%	213,056	6.5%
FMBI	18,966	15.4%	5,555	4.5%	8,025	6.5%
Tier 1 capital(1) (to average assets)
Company	440,007	12.0%	146,417	4.0%	—	N/A
Merchants Bank	465,636	13.3%	140,344	4.0%	175,430	5.0%
FMBI	18,966	11.9%	6,384	4.0%	7,980	5.0%

			Minimum		Minimum
			Amount Required		Amount To Be
			for Adequately		Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2018
Total capital(1) (to risk-weighted assets)
Company	$393,654	12.3%	$255,884	8.0%	$—	N/A
Merchants Bank	412,386	13.3%	248,290	8.0%	310,363	10.0%
FMBI	17,537	18.6%	7,559	8.0%	9,448	10.0%
Tier 1 capital(1) (to risk-weighted assets)
Company	380,950	11.9%	191,913	6.0%	—	N/A
Merchants Bank	399,815	12.9%	186,218	6.0%	248,290	8.0%
FMBI	17,404	18.4%	5,669	6.0%	7,559	8.0%
Common Equity Tier 1 capital(1) (to risk-weighted assets)
Company	339,369	10.6%	143,935	4.5%	—	N/A
Merchants Bank	399,815	12.9%	139,663	4.5%	201,736	6.5%
FMBI	17,404	18.4%	4,252	4.5%	6,141	6.5%
Tier 1 capital(1) (to average assets)
Company	380,950	10.0%	152,081	4.0%	—	N/A
Merchants Bank	399,815	11.0%	145,723	4.0%	182,154	5.0%
FMBI	17,404	10.8%	6,453	4.0%	8,066	5.0%

1	As defined by regulatory agencies.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Beginning January 1, 2015, a new Basel III Capital Rule applied to Merchants Bank. The following table lists the capital categories and ratios determined by the Board of Governors of the Federal Reserve System and the FDIC.

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and are being phased in over a four-year period (beginning on January 1, 2015, and an additional 20% per year thereafter.) Under the new Basel III Capital Rules, in order to avoid limitations on capital distributions of dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of capital above its minimum risk-based capital requirements.  The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and was phased in over a four‑year period (increasing by that amount on each subsequent January 1 until it reached 2.5% on January 1, 2019).

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the notional amount and fair value of interest rate locks and forward contracts utilized by the Company at March 31, 2019 and December 31, 2018.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	(Liability)
March 31, 2019	(In thousands)		(In thousands)
Interest rate lock commitments	$9,706	Derivative assets/liabilities	$71	$1
Forward contracts	15,260	Derivative assets/liabilities	—	18
			$71	$19

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	(Liability)
December 31, 2018	(In thousands)		(In thousands)
Interest rate lock commitments	$8,812	Derivative assets/liabilities	$70	$—
Forward contracts	19,640	Derivative assets/liabilities	—	9
			$70	$9

Fair values of derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the interest rate lock commitment and the balance sheet date.  The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Interest rate lock commitments	$—	$114
Forward contracts (1)	(5)	105
Net derivative gains (losses)	$(5)	$219
_____________________________________ (1) Amount includes pair-off settlements.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2019 and December 31, 2018:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2019
Trading securities	$129,914	$—	$129,914	$—
Available-for-sale securities:
Treasury notes	10,743	10,743	—	—
Federal agencies	235,200	—	235,200	—
Municipals	12,480	—	12,480	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	38,246	—	38,246	—
Loans held for sale	6,307	—	6,307	—
Mortgage servicing rights	76,249	—	—	76,249
Derivative assets - interest rate lock commitments	71	—	—	71
Derivative liabilities - interest rate lock commitments	1	—	—	1
Derivative liabilities - forward contracts	18	—	18	—

December 31, 2018
Trading securities	$163,419	$—	$163,419	$—
Available-for-sale securities:
Treasury notes	11,941	11,941	—	—
Federal agencies	236,930	—	236,930	—
Municipals	21,332	—	21,332	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	60,868	—	60,868	—
Loans held for sale	11,886	—	11,886	—
Mortgage servicing rights	77,844	—	—	77,844
Derivative assets - interest rate lock commitments	70	—	—	70
Derivative liabilities - forward contracts	9	—	9	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2019 and the year ended December 31, 2018. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Trading and Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy including federal agencies, mortgage-backed securities, U.S. Treasuries, Equities, and Federal Housing Administration participation certificates. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Mortgage servicing rights
Balance, beginning of period	$77,844	$66,079
Additions
Originated and purchased servicing	1,020	3,452
Subtractions
Paydowns	(1,110)	(1,370)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(1,505)	(893)
Balance, end of period	$76,249	$67,268

Available-for-sale securities - Municipals
Balance, beginning of period	$—	$6,688
Additions
Purchased securities	—	—
Subtractions
Paydowns	—	(258)
Sales	—	—
Unrealized gains (losses) included in other comprehensive income	—	—
Balance, end of period	$—	$6,430

Derivative Assets - interest rate lock commitments
Balance, beginning of period	$70	$—
Purchases	—	—
Changes in fair value	1	116
Balance, end of period	$71	$116

Derivative Liabilities - interest rate lock commitments
Balance, beginning of period	$—	$—
Purchases	—	—
Changes in fair value	1	2
Balance, end of period	$1	$2

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2019 and December 31, 2018.

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
March 31, 2019
Impaired loans (collateral-dependent)	$1,600	$—	$—	$1,600
December 31, 2018
Impaired loans (collateral-dependent)	$2,639	$—	$—	$2,639

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Company’s Chief Credit Officer’s (CCO) office.  Appraisals are reviewed for accuracy and consistency by the CCO’s office.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  These discounts and estimates are developed by the CCO’s office by comparison to historical results.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

		Valuation
	Fair Value	Technique	Unobservable Inputs	Range
	(In thousands)
At March 31, 2019:
Collateral-dependent impaired loans	$1,600	Market comparable properties	Marketability discount	32%
Mortgage servicing rights	$76,249	Discounted cash flow	Discount rate	8% - 13%
			Constant prepayment rate	1% - 30%
Derivative assets - interest rate lock commitments	$71	Discounted cash flow	loan closing rates	63-99%
Derivative liabilities - interest rate lock commitments	$1	Discounted cash flow	loan closing rates	63-99%

At December 31, 2018:
Collateral-dependent impaired loans	$2,639	Market comparable properties	Marketability discount	17%-59%
Mortgage servicing rights	$77,844	Discounted cash flow	Discount rate	8% - 13%
			Constant prepayment rate	1% - 30%
Derivative assets - interest rate lock commitments	$70	Discounted cash flow	loan closing rates	95-100%

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2019 and December 31, 2018.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Assets	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2019
Financial assets:
Cash and cash equivalents	$313,451	$313,451	$313,451	$—	$—
Securities purchased under agreements to resell	6,838	6,838	—	6,838	—
FHLB stock	18,880	18,880	—	18,880	—
Loans held for sale	875,764	875,764	—	875,764	—
Loans, net	2,168,256	2,170,521	—	—	2,170,521
Interest receivable	14,365	14,365	—	14,365	—
Financial liabilities:
Deposits	3,121,027	3,120,546	2,438,323	682,223	—
Lines of credit	31,605	31,605	—	31,605	—
Short-term subordinated debt	13,486	13,486	—	13,486	—
FHLB advances	292,940	292,823	—	292,823	—
Interest payable	4,930	4,930	—	4,930	—

December 31, 2018
Financial assets:
Cash and cash equivalents	$336,524	$336,524	$336,524	$—	$—
Securities purchased under agreements to resell	6,875	6,875	—	6,875	—
FHLB stock	7,974	7,974	—	7,974	—
Loans held for sale	820,569	820,569	—	820,569	—
Loans, net	2,045,423	2,041,772	—	—	2,041,772
Interest receivable	13,827	13,827	—	13,827	—
Financial liabilities:
Deposits	3,231,086	3,230,397	2,550,632	679,765	—
Lines of credit	33,150	33,150	—	33,150	—
Short-term subordinated debt	10,582	10,582	—	10,582	—
FHLB advances	151,721	151,723	—	151,723	—
Interest payable	4,132	4,132	—	4,132	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents and Securities Purchased Under Agreement to Resell

The carrying amount approximates fair value.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Federal Home Loan Bank Stock

The fair value of Federal Home Loan Bank of Indianapolis and Federal Home Loan Bank of Chicago (“FHLB”) stock is based on the price at which it may be sold to the FHLB.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7:   Earnings Per Share

Earnings per share were computed as follows:

	Three Month Periods Ended March 31,
	2019			2018
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$10,570			$15,061
Dividends on preferred stock	(833)			(833)
Net income allocated to common shareholders	$9,737			$14,228
Basic earnings per share		28,702,250	$0.34		28,690,876	$0.50
Effect of dilutive securities-restricted stock awards		35,189			19,604
Diluted earnings per share		28,737,439	$0.34		28,710,480	$0.50

Note 8:   Share-Based Payment Plans

Equity-based incentive awards are currently made though our 2017 Equity Incentive Plan (the “2017 Incentive Plan”). Prior to the adoption of the 2017 Incentive Plan, the equity awards we issued historically consisted of restricted stock awards issued pursuant to the Incentive Plan for Merchants Bank of Indiana Executive Officers (the “Prior Incentive Plan”). As of the effective date of the 2017 Equity Incentive Plan, no further awards will be granted under the Prior Incentive Plan. However, any previously outstanding incentive award granted under the Prior Incentive Plan remains subject to the terms of such plans until the time it is no longer outstanding. During the three months ended March 31, 2019 and March 31, 2018, the Company issued 10,127 and 7,039 shares, respectively, pursuant to the Prior Incentive Plan. As of March 31, 2019, the Company has not issued any shares pursuant to the 2017 Equity Incentive Plan.

During 2018, the Compensation Committee of the Board of Directors approved a plan for non-executive directors to receive a portion of their annual retainer fees in the form of common stock equal to $10,000, rounded up to the nearest whole share.  No shares were issued to directors during the three months ended March 31, 2019 or March 31, 2018.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present selected business segment financial information for the three months ended March 31, 2019 and 2018.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Three Months Ended March 31, 2019
Total interest income	$331	$14,380	$24,492	$471	$39,674
Total interest expense	—	7,529	8,982	(968)	15,543
Net interest income	331	6,851	15,510	1,439	24,131
Provision for loan losses	—	133	516	—	649
Net interest income after provision for loan losses	331	6,718	14,994	1,439	23,482
Total noninterest income	2,691	753	883	(663)	3,664
Total noninterest expense	3,977	2,336	4,120	2,602	13,035
Income before income taxes	(955)	5,135	11,757	(1,826)	14,111
Income taxes	(243)	1,303	2,988	(507)	3,541
Net income (loss)	$(712)	$3,832	$8,769	$(1,319)	$10,570
Total assets	$160,609	$1,554,233	$2,223,890	$37,993	$3,976,725

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Three Months Ended March 31, 2018
Total interest income	$163	$11,857	$16,753	$265	$29,038
Total interest expense	—	3,797	5,593	(460)	8,930
Net interest income	163	8,060	11,160	725	20,108
Provision for loan losses	—	674	732	—	1,406
Net interest income after provision for loan losses	163	7,386	10,428	725	18,702
Total noninterest income	10,511	486	652	(336)	11,313
Noninterest expense	3,382	1,736	3,169	1,983	10,270
Income before income taxes	7,292	6,136	7,911	(1,594)	19,745
Income taxes	1,808	1,506	1,931	(561)	4,684
Net income (loss)	$5,484	$4,630	$5,980	$(1,033)	$15,061
Total assets	$141,703	$1,603,584	$1,908,823	21,739	$3,675,849

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As an emerging growth company, the amendments in ASU 2016‑02 are effective, as an emerging growth company, beginning after December 15, 2019, and for interim periods for years beginning after January 1, 2020.  Management is in the process of gathering documentation on current lease agreements to assess the impact of adopting this guidance on the Company’s financial statements, but its impact is not expected to be material.

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

As an emerging growth company, the amendments in ASU 2016‑13 are effective, for fiscal years beginning after December 15, 2021,  including interim periods within those fiscal years.   The Company has established a cross-functional committee that is developing a project plan to review modeling data currently available and technology needed to ensure compliance of this standard.  The committee has also met with multiple vendors to potentially assist in generating specific loan level details within our core systems, as well as compiling peer and industry data that would be useful in our modeling forecasts. While the Company generally expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, the Company cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial statements.  Management continues to expect that the implementation of this ASU may increase the balance of the allowance for loan losses and is continuing to evaluate the potential impact on the Company’s financial position and results of operations.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

FASB ASU 2017‑08, Premium Amortization of Purchased Callable Debt

In March 2017, the FASB issued ASU 2017‑08, “Premium Amortization of Purchased Callable Debt.” This ASU applies to all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The ASU requires the premium to be amortized to the earliest call date, not the maturity date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Forward-Looking Statements

Certain statements in this Form 10-Q, including, but not limited to, statements within Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the rules and regulations of the Securities and Exchange Commission (“SEC”).  These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward‑looking nature. These forward‑looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution that any such forward‑looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward‑looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward‑looking statements.

A  number of important factors could cause our actual results to differ materially from those indicated in these forward‑looking statements, including those factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018 or “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q or the following:

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Merchants Bancorp

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at March 31, 2019 and results of operations for the three months ended March 31, 2019 and 2018, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this Form 10-Q.

The words “the Company,” “we,” “our” and “us” refer to Merchants Bancorp and its consolidated subsidiaries, unless we indicate otherwise.

Introduction

We are a diversified bank holding company headquartered in Carmel, Indiana and registered under the Bank Holding Company Act of 1956, as amended. We currently operate multiple lines of business, including multi-family housing and servicing, mortgage warehouse financing, retail and correspondent residential mortgage banking, agricultural lending and traditional community banking.

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

The estimates and judgments that management believes have the most effect on its reported financial position and results of operations are set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since those reported for the year ended December 31, 2018.

Financial Condition

As of March 31, 2019, we had approximately $4.0 billion in total assets, $3.1 billion in deposits, and $477.8 million in total shareholders’ equity. Total assets as of March 31, 2019 included approximately $313.5 million of cash and cash equivalents, $882.1 million of loans held for sale and $2.2 billion of loans held for investment. It also includes $129.9 million of trading securities that represent pre-sold multi-family rental real estate loan originations in primarily Government National Mortgage Association (“GNMA”) mortgage backed securities pending settlements that typically

Merchants Bancorp

occur within 30 days. There are $296.7 million of available for sale securities that are match funded with related custodial deposits. There are restrictions on the types of securities, as these are funded by certain custodial deposits where we set the cost of deposits based on the yield of the related securities. Mortgage servicing rights were $76.2 million at March 31, 2019 based on the fair value of the multi-family rental real estate loan servicing, which are primarily GNMA servicing rights with 10-year call protection.

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Total Assets.    Total assets increased $92.6 million, or 2%, to $4.0 billion at March 31, 2019 from $3.9 billion at December 31, 2018. The increase was due primarily to increases in net loans receivable of $122.8 million, which were partially offset by decreases in available for sale securities of $34.4 million and trading securities of $33.5 million.

Cash and Cash Equivalents.   Cash and cash equivalents decreased $23.1 million, or 7%, to $313.5 million at March 31, 2019 from $336.5 million at December 31, 2018.

Trading Securities.    Trading securities decreased $33.5 million, or 21%, to $129.9 million at March 31, 2019, from $163.4 million at December 31, 2018. The trading securities represent loans that our banking subsidiary, Merchants Bank, has funded and are held pending settlement, primarily as GNMA mortgage-backed securities with a firm investor commitment to purchase the securities.

Securities Available-for-Sale.    Investment securities available-for-sale decreased $34.4 million, or 10%, to $296.7 million at March 31, 2019 from $331.1 million at December 31, 2018. The decrease in securities available-for-sale was primarily due to calls, maturities, sales, and repayments of securities totaling $80.1 million during the period, partially offset by purchases of $45.0 million.    We invest in available for sale securities primarily using funds from escrow deposits held at Merchants Bank, received in connection with our multi-family mortgage servicing activities.

The available for sale securities are funded by, and paired with as to interest rates, escrow custodial deposits held at the Company on loans serviced by us. This portfolio of securities is structured to achieve a favorable interest rate spread.

Federal Home Loan Bank (“FHLB”) stock.    FHLB stock increased $10.9 million, or 137%, to $18.9 million at March 31, 2019 from $8.0 million at December 31, 2018. The increase in FHLB stock was due primarily to our strategic shift to reduce our reliance on brokered deposits, in favor of additional borrowing that allows us to manage our liquidity more effectively.  Additional stock purchases are required by the FHLB in order to facilitate increased borrowing capacity.

Loans Held for Sale.    Loans held for sale, comprised primarily of single-family residential real estate loan participations, increased $49.6 million, or 6%, to $882.1 million at March 31, 2019 from $832.5 million at December 31, 2018. The increase in loans held for sale was due primarily to higher volumes at the end of the quarter ended March 31, 2019.

Loans Receivable, Net.    Loans receivable, net, which are comprised of loans held for investment, increased  $122.8 million, or 6%, to $2.2 billion at March 31, 2019 compared to December 31, 2018. The increase in net loans was comprised primarily of:

•	an increase of $74.8 million, or 22%, in mortgage warehouse lines of credit, to $412.2 million at March 31, 2019, and
•	an increase of $51.0 million, or 6%, in multi-family and healthcare financing loans, to $965.4 million at March 31, 2019.

The increase in multi-family and healthcare financing was due to origination volume in excess of paydowns during the three months ended March 31, 2019. The increase in mortgage warehouse lines of credit was despite an industry

Merchants Bancorp

decline in volume. There was a 5.0% industry decline in single-family residential loan volumes from the three months ended March 31, 2018 to the three months ended March 31, 2019, according to the Mortgage Bankers Association. This compares to the 6.0% increase in mortgage warehouse volumes we reported during the same period.

Mortgage Servicing Rights.    Mortgage servicing rights decreased $1.6 million, or 2%, to $76.3 million at March 31, 2019 compared to December 31, 2018. During the three months ended March 31, 2019, originated and purchased servicing of  $1.0 million was offset by paydowns of $1.1 million and a fair value decrease of $1.5 million.   Mortgage servicing rights are recognized in connection with sales of multi-family loans when we retain servicing of the sold loans, as well as upon purchases of loan servicing portfolios. The mortgage servicing rights are recorded and carried at fair value.

Deposits.    Deposits decreased $110.1 million, or 3%, to $3.1 billion at March 31, 2019 from $3.2 billion at December 31, 2018.  The decrease was due to a reduction in demand accounts that reduced our reliance on brokered deposits, in favor of additional borrowing for more effective liquidity management.

Demand deposits decreased $156.0 million, or 10%, to $1.4 billion at March 31, 2019, savings deposits increased $43.7 million, or 4%, to $1.0 billion at March 31, 2019, while certificates of deposit accounts increased $2.2 million, to $682.7 million at March 31, 2019. The decrease in demand accounts was driven by the lower level of brokered deposits outstanding period to period. Brokered demand accounts decreased by $250.1 million, or 83%, to $50.1 million at March 31, 2019.  Brokered certificates of deposit accounts decreased $1.6 million, to $576.9 million at March 31, 2019 from $578.5 million at December 31, 2018. Brokered savings deposits increased $20.5 million, or 19%, to $130.1 million at March 31, 2019 from $109.6 million at December 31, 2018. In total, brokered deposits decreased $231.1 million, or 23%, to $757.1 million at March 31, 2019 from $988.2 million at December 31, 2018.  Brokered deposits represented 24% of total deposits at March 31, 2019, compared with 31% at December 31, 2018.

Interest-bearing deposits decreased $55.2 million, or 2%, to $3.0 billion at March 31, 2019, and noninterest-bearing deposits decreased $54.9 million, or 30%, to $128.0 million at March 31, 2019.

Borrowings.    Borrowings totaled $338.0 million at March 31, 2019, an increase of $142.6 million, or 73%, from December 31, 2018, in order to maintain an appropriate level of cash to fund our businesses.  Depending on rates and timing, borrowing can be a more effective liquidity management alternative than utilizing brokered deposits.

Total Shareholders’ Equity.    Total shareholders’ equity increased $56.6 million, or 13%, to $477.8 million at March 31, 2019 from $421.2 million at December 31, 2018. The increase resulted primarily from the $48.3 million increase in preferred stock associated with the issuance of 2 million shares and an increase in net income of $10.6 million. These increases were partially offset by dividends paid on common and preferred shares of $2.0 million and $833,000, respectively, during the period.

Comparison of Operating Results for the Three Months Ended March 31,  2019 and 2018

General.    Net income for the three months ended March 31,  2019 was $10.6 million, a decrease of $4.5 million, or 30%, from net income of $15.1 million for the three months ended March 31,  2018. The decrease was due to a $8.2 million decrease in gain on sale of loans and a  $2.8 million increase in noninterest expenses, which were partially offset by a $4.0 million increase in net interest income and a $1.1 million decrease in the provision for income taxes

Interest Income.    Interest income increased $10.6 million, or 37%, to $39.7 million for the three months ended March 31,  2019, compared with the three months ended March 31,  2018. This increase was primarily attributable to a $9.8 million increase in interest on loans and loans held for sale and a $538,000 increase in interest on other interest-earning deposits.

The average balance of loans, including loans held for sale, during the three months ended March 31,  2019 increased $498.7 million, or 22%, to $2.7 billion from $2.2 billion for the three months ended March 31,  2018, while the

Merchants Bancorp

average yield on loans increased 65 basis points, to 5.09%, for the three months ended March 31,  2019, compared to 4.44% for the three months ended March 31,  2018. The increase in the average yield on loans was due to the overall increase in interest rates in the economy period to period.

The average balance of interest-earning assets and other decreased $87.5 million, or 19%, to $369.7 million for the three months ended March 31,  2019 from $457.2 million for the three months ended March 31,  2018, while the average yield increased 109 basis points to 2.77% for the three months ended March 31,  2019.

The average balance of trading securities decreased $11.6 million, or 10%, to $109.4 million for the three months ended March 31,  2019, compared to $121.0 million for the three months ended March 31,  2018, while the average yield increased 56 basis points to 3.87% for the three months ended March 31,  2019.

The average balance of taxable available-for-sale securities decreased $123.8 million, or 30%, to $292.5 million for the three months ended March 31,  2019, compared with $416.3 million for the three months ended March 31,  2018, and the average yield increased 65 basis points to 2.15% for the three months ended March 31,  2019.

Interest Expense.    Total interest expense increased $6.6 million, or 74%, to $15.5 million for the three months ended March 31,  2019, compared with the three months ended March 31,  2018.

Interest expense on deposits increased $7.2 million, or 103%, to $14.2 million for the three months ended March 31,  2019 from the three months ended March 31,  2018. The increase was attributable to a 67 basis point increase in the average cost of interest-bearing deposits, to 1.94% for the three months ended March 31,  2019 from 1.27% for the same period in 2018, and an increase in the average balance of interest-bearing deposits of $730.9 million, or 33%, to $3.0 billion for the three months ended March 31,  2019. The increase in the cost of deposits was primarily due to the overall increase in interest rates in the economy period to period and the increase in the average balance of interest-bearing deposits was primarily due to growth in interest-bearing checking accounts.

Interest expense on borrowings decreased $598,000, or 31%, to $1.3 million for the three months ended March 31,  2019 from $1.9 million for the three months ended March 31,  2018. The decrease was due primarily to a 579 basis point decrease in the average cost of borrowings of 6.04%, compared to 11.83%, partially offset by a $22.7 million, or 35%, increase in the average balance of borrowings outstanding for the three months ended March 31,  2018.  The lower cost of borrowings was primarily due to the repayment of $30 million of subordinated debt associated with the acquisition of NattyMac assets on December 31, 2018. Our short-term subordinated debt instruments have carried a higher cost than our other categories of borrowing, as they includes a variable interest rate equal to the one-month LIBOR rate plus an applicable margin. Additionally, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated.  As a result, the cost of borrowings increased from a base rate of 3.68% and 4.22%, to an effective rate of 6.04% and 11.83% for the three months ended March 31, 2019 and 2018, respectively.

Net Interest Income.     Net interest income increased $4.0 million, or 20%, to $24.1 million for the three months ended March 31,  2019, compared with the three months ended March 31,  2018. The increase was due to a 44 basis point increase in our interest rate spread, to 2.50%, for the three months ended March 31,  2019, from 2.06% for the three months ended March 31,  2018.  Also contributing to the increase was the overall growth in our interest-earning assets period to period. Our net interest margin increased 25 basis points, to 2.77%, for the three months ended March 31,  2019 from 2.52% for the three months ended March 31,  2018.

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

	Three Months Ended March 31,
	2019			2018
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest-bearing deposits, and other	$369,736	$2,527	2.77%	$457,235	$1,895	1.68%
Securities available for sale - taxable	292,500	1,551	2.15%	416,266	1,542	1.50%
Securities available for sale - tax exempt	12,460	96	3.12%	—	—	—%
Trading securities	109,423	1,045	3.87%	121,029	989	3.31%
Loans and loans held for sale	2,746,562	34,455	5.09%	2,247,890	24,612	4.44%
Total interest-earning assets	3,530,681	39,674	4.56%	3,242,420	29,038	3.63%
Allowance for loan losses	(12,704)			(9,071)
Noninterest-earning assets	179,968			130,816
Total assets	$3,697,945			$3,364,165

Liabilities/Equity:
Interest-bearing checking	$1,314,733	6,434	1.98%	$645,339	2,425	1.52%
Savings deposits	147,534	80	0.22%	381,749	215	0.23%
Money market	892,806	4,208	1.91%	816,707	2,887	1.43%
Certificates of deposit	618,646	3,505	2.30%	398,992	1,489	1.51%
Total deposits	2,973,719	14,227	1.94%	2,242,787	7,016	1.27%
Borrowings	88,353	1,316	6.04%	65,635	1,914	11.83%
Total interest-bearing liabilities	3,062,072	15,543	2.06%	2,308,422	8,930	1.57%
Noninterest-bearing deposits	155,218			656,284
Noninterest-bearing liabilities	51,425			23,772
Total liabilities	3,268,715			2,988,478
Equity	429,230			375,687
Total liabilities and equity	$3,697,945			$3,364,165
Net interest income		$24,131			$20,108
Interest rate spread			2.50%			2.06%
Net interest-earning assets	$468,609			$933,998
Net interest margin			2.77%			2.52%
Average interest-earning assets to average interest-bearing liabilities			115.30%			140.46%

Provision for Loan Losses.    We recorded a provision for loan losses of $649,000 for the three months ended March 31,  2019, a decrease of $757,000, over the three months ended March 31,  2018.  The allowance for loan losses was $13.4 million, or 0.61% of total loans, at March 31,  2019, compared to $12.7 million, or 0.62% of total loans, at December 31, 2018, and $9.7 million, or 0.62%, at March 31,  2018.  Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $2.6 million at March 31,  2019, compared to $2.4 million at December 31, 2018 and $4.9 million at March 31,  2018. Special Mention (Watch) loans were $73.2 million at March 31,  2019, compared to $90.6 million at December 31, 2018 and $33.6 million at March 31,  2018.      The increase compared to March 31, 2018 primarily reflected the active monitoring of certain construction projects with cost over-runs that were funded by the borrowers.  The loan payments on these projects have remained current.    Classified (substandard,

Merchants Bancorp

doubtful and loss) loans were $13.4 million at March 31,  2019, $11.2 million at December 31, 2018 and $8.6 million at March 31,  2018.  Total loans greater than 30 days past due were $6.3 million at March 31,  2019, $3.2 million at December 31, 2018 and $5.9 million at March 31,  2018. We had no charge-offs and $3,000 in recoveries during the three months ended March 31,  2019.  For the three months ended March 31,  2018, there were $17,000 in charge-offs and $5,000 in recoveries. As a percentage of nonperforming loans, the allowance for loan losses was 523.1% at March 31,  2019 compared to 526.9% at December 31, 2018 and 198.1% at March 31,  2018.  The increase compared to March 31, 2018 was primarily due to the decrease in nonperforming loans.

Noninterest Income.    Noninterest income decreased $7.6 million, or 68%, to $3.7 million for the three months ended March 31,  2019 compared to the three months ended March 31,  2018. The decrease was due to a decrease of $8.2 million in gain on sale of loans.  The gain on sale of loans amounted to $2.6 million during the three months ended March 31,  2019, compared to $10.9 million in the year earlier period, a decrease of 76%, due primarily to a decrease in the volume of multi-family rental real estate loan sales.  The lower gain on sale of loans reflects the volatility we have reported from quarter to quarter in this business based on loan volumes, which were also negatively impacted by loan processing delays caused by the federal government shutdown in January 2019.  Furthermore, loan servicing fees included a  $1.5 million decrease in the fair value of mortgage servicing rights for the three months ended March 31,  2019, compared with a decrease of $893,000 for the three months ended March 31,  2018.

Noninterest Expense.    Noninterest expense increased $2.8 million, or 27%, to $13.0 million for the three months ended March 31,  2019 compared to the three months ended March 31,  2018. The increase was due primarily to a $2.1 million, or 32% increase in salaries and employee benefits. The increase in salaries and employee benefits was due primarily to an increase in the number of employees resulting from business growth and acquisitions that closed during the fourth quarter of 2018. The efficiency ratio was at 46.9% in the three months ended March 31, 2019, compared with 32.7% the first quarter of 2018.

Income Taxes.    Income tax expense decreased $1.1 million, or 24%, to $3.5 million for the three months ended March 31,  2019 from the three months ended March 31,  2018. The decrease was due primarily to a 29%  decrease in pretax income period to period. The effective tax rate was 25.1% for the three months ended March 31,  2019 and 23.7% for the three months ended March 31,  2018.

Our Segments

We operate in three primary segments: Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. We believe that Merchants Bank’s subsidiary, Merchants Capital Corp. (“MCC”), which operates in our Multi-Family Mortgage Banking segment, is one of the largest FHA lenders and GNMA servicers in the country based on aggregate loan principal value. As of March 31,  2019, MCC originated and acquired $262.4 million loans during the three months ended March 31, 2019 and services or subservices $10.3 billion. The servicing portfolio is primarily GNMA and is a significant source of our noninterest income and deposits.

Our Mortgage Warehousing segment funds agency eligible loans for non-depository financial institutions from the date of origination or purchase until the date of sale to an investor, which typically takes less than 30 days and is a significant source of our net interest income, loans, and deposits. Mortgage Warehousing has grown to fund over $20 billion of loan principal annually since 2015. Mortgage Warehousing also provides commercial loans and collects deposits related to the mortgage escrow accounts of its customers.

The Banking segment includes retail banking, commercial lending, agricultural lending, retail and correspondent residential mortgage banking, and SBA lending. Banking operates primarily in Indiana and Illinois, except for correspondent mortgage banking which, like Multi-family Mortgage Banking and Mortgage Warehousing, is a national business. The Banking segment has a well-diversified customer and borrower base and has experienced significant growth over the past three years. These segments diversify the net income of Merchants Bank and provide synergies across the segments. The strategic opportunities include that MCC loans are funded by the Banking segment and the Banking segment provides GNMA custodial services to MCC. The securities available for sale funded by MCC

Merchants Bancorp

custodial deposits, as well as loans generated by Merchants Bank, are pledged to the FHLB to provide advance capacity during periods of high residential loan volume for mortgage warehousing. Mortgage Warehousing provides leads to correspondent residential lending in the banking segment. Retail and commercial customers provide cross selling opportunities within the banking segment. These and other synergies form a part of our strategic plan.

For the three months ended March 31,  2019 and 2018, we had total net income of $10.6 million and $15.1 million, respectively. Net income for our three segments for the respective periods was as follows:

	For the three months ended
	March 31,
	2019	2018
	(In thousands)
Multi-family Mortgage Banking	$(712)	$5,484
Mortgage Warehousing	3,832	4,630
Banking	8,769	5,980
Other	(1,319)	(1,033)

Total	$10,570	$15,061

Multi-family Mortgage Banking.    The Multi-family Mortgage Banking segment reported a  net loss for the three months ended March 31,  2019, of $712,000, a decrease of $6.2 million, or 113%, from the $5.5 million reported for the three months ended March 31,  2018. The decrease was due to a $7.8 million decrease in noninterest income, primarily associated with lower gain on sale of loans. The volume of loans originated and acquired for sale in the secondary market decreased by $217.9 million, or 90%, to $24.4 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  The lower volume reflected the volatility we have reported from quarter to quarter in this business and was also negatively impacted by the federal government shutdown that resulted in loan processing delays.  During the three months ended March 31,  2019, noninterest income also included a $1.5 decrease in the fair value of the mortgage servicing rights asset, compared with a $900,000 decrease for the three months ended March 31,  2018.

Mortgage Warehousing.    The Mortgage Warehousing segment reported net income for the three months ended March 31,  2019 of $3.8 million, a decrease of $798,000, or 17%, over the $4.6 million reported for the three months ended March 31,  2018.  The lower net income was primarily due to a $668,000, or 9%, decrease in net interest income after provision for loan loss, associated with higher costs of deposits and a $600,000, or 35%, increase in noninterest expense.  The increase in noninterest expense was associated with higher salaries and benefits, primarily due to additional employees associated with an acquisition that were not included in the three months ending March 31,2018, and to support planned business growth.  These higher costs were partially offset by a $267,000, or 55%, increase in noninterest income and $203,000 decrease in income taxes.   The volume of loans funded during the three months ended March 31, 2019 amounted to $5.4 billion, an increase of $311.8 million, or 6.0%, compared to the same period in 2018. This compared favorably to the 5.0% industry decline in single-family residential loan volumes from the three months ended March 31, 2018 to the three months ended March 31, 2019, according to the Mortgage Bankers Association.

Banking.    The Banking segment reported net income for the three months ended March 31,  2019, of $8.7 million, an increase of $2.8 million, or 47%, over the three months ended March 31,  2018. The increase was comprised primarily of a $4.6 million increase in net interest income after provision for loan losses, including an increase in both the average loan balance outstanding and the average yield on loans.  The growth in net interest income was partially offset by an increase of $951,000 of noninterest expenses associated with higher salaries and benefits, reflecting additional employees associated with an acquisition that were not included in the three months ending March 31,2018. The results of FMNBP in the Banking segment during the three months ended March 31,  2019 did not make a material contribution to the increase in net income compared to the three months ended March 31,  2018.

Merchants Bancorp

Liquidity and Capital Resources

Our primary sources of funds are business and consumer deposits, escrow and custodial deposits, principal and interest payments on loans, and proceeds from sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash, short-term investments, including interest-bearing demand deposits, trading securities and loans held for sale. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $2.7 million and $(123.8) million for the three months ended March 31, 2019 and 2018, respectively. Net cash provided by (used in) investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $(103.6) million and $(169.2) million for the three months ended March 31, 2019 and 2018, respectively. Net cash provided by financing activities, which is comprised primarily of net change in deposits and borrowings, was $77.7 million and $221.2 million for the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019, we had outstanding commitments to originate loans of $408.3 million, unused lines of credit of $150.8 million and outstanding letters of credit of $16.2 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2019 totaled $635.6 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. At March 31, 2019, based on available collateral and our ownership of FHLB stock we had access to additional FHLB advances of up to $559.1 million.

At March 31, 2019, Merchants Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $465.6 million, or 13.3% of adjusted total assets, which is above the required level of $140.3 million, or 4.0%; total risk-based capital of $478.6 million, or 14.6% of risk-weighted assets, which is above the required level of $262.2 million, or 8.0%; and common equity Tier 1 capital of $465.6 million, or 14.2% of risk-weighted assets, which is above the required level of $147.5 million, or 4.5% of risk-weighted assets. Accordingly, Merchants Bank was categorized as well capitalized at March 31, 2019. Management is not aware of any conditions or events since the most recent notification that would change Merchants Bank’s category.

At March 31, 2019, FMBI exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $19.0 million, or 11.9% of adjusted total assets, which is above the required level of $6.4 million, or 4.0%; total risk-based capital of $19.4 million, or 15.7% of risk-weighted assets, which is above the required level of $9.9 million, or 8.0%; and common equity Tier 1 capital of $19.0 million, or 15.4% of risk-weighted assets, which is above the required level of $5.6 million, or 4.5% of risk-weighted assets. Accordingly, FMBI was categorized as well capitalized at March 31, 2019. Management is not aware of any conditions or events since the most recent notification that would change FMBI’s category.

At March 31, 2019, the Company exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $440.0 million, or 12.0% of adjusted total assets, which is above the required level of $146.4 million, or 4.0%; total risk-based capital of $453.4 million, or 13.3% of risk-weighted assets, which is above the required level of $272.1 million, or 8.0%; and common equity Tier 1 capital of $350.2 million, or 10.3% of risk-weighted assets, which is above the required level of $153.1 million, or 4.5% of risk-weighted assets. Management is not aware of any conditions or events since the most recent notification that would change the Company’s category.

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

Interest Rate Risk

Our Asset-Liability Committee, or ALCO, is a management committee that manages our interest rate risk within broad policy limits established by our board of directors.  In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities.  Our ALCO meets quarterly to monitor the level of interest rate risk sensitivity to ensure compliance with the board of directors’ approved risk limits.

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

We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results reflect the analysis used quarterly by management. It models gradual -200, -100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period. The following table presents NII at Risk for Merchants Bank as of March 31, 2019 and December 31, 2018.

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200
	(Dollars in thousands)
March 31, 2019:
Dollar change	$(20,752)	$(9,793)	$8,738	$17,330
Percent change	(28.7)%	(13.6)%	12.1%	24.0%

December 31, 2018:
Dollar change	$(25,230)	$(11,716)	$11,225	$22,407
Percent change	(24.1)%	(11.2)%	10.7%	21.4%

Our interest rate risk management policy limits the change in our net interest income to 20% for a +/-100 basis point move in interest rates, and 30% for a +/-200 basis point move in rates. At March 31, 2019 we estimated that we are within policy limits set by our board of directors for the -200, -100, +100, and +200 basis point scenarios. The results reported as of March 31, 2019 show an asset sensitive position.

Merchants Bancorp

The EVE results for Merchants Bank included in the table below reflect the analysis used quarterly by management. It models immediate -200, -100, +100 and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200
	(Dollars in thousands)
March 31, 2019:
Dollar change	$1,254	$1,151	$(5,385)	$(11,864)
Percent change	0.3%	0.2%	(1.1)%	(2.4)%

December 31, 2018:
Dollar change	$4,746	$3,193	$(4,622)	$(9,757)
Percent change	1.1%	0.8%	(1.1)%	(2.3)%

Our interest rate risk management policy limits the change in our EVE to 15% for a +/-100 basis point move in interest rates, and 20% for a +/-200 basis point move in rates. We are within policy limits set by our board of directors for the -200, -100, +100 and +200 basis point scenarios. The EVE reported at March 31, 2019 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31,  2019, the Company’s disclosure controls and procedures were effective.

(b)        Changes in internal control.

There has been no change made in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Merchants Bancorp

Part II

Other Information

ITEM 1.       Legal Proceedings

None.

ITEM 1A.    Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.       Defaults Upon Senior Securities

None.

ITEM 4.       Mine Safety Disclosures

Not applicable.

ITEM 5.       Other Information

None.

ITEM 6.       Exhibits

Exhibit
Number	Description

3.1

First Amended and Restated Articles of Incorporation of Merchants Bancorp (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333- 220623) filed on September 25, 2018)

3.2

Articles of Amendment to the First Amended and Restated Articles of Incorporation dated March 27, 2019 designating the 7.00% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.2 of the registration statement on Form 8-A filed on March 28, 2019)

3.3	Second Amended and Restated By-Laws of Merchants Bancorp (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 20, 2018)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Merchants Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Merchants Bancorp

Date:	May 10, 2019	By:	/s/ Michael F. Petrie
Michael F. Petrie
Chief Executive Officer

Date:	May 10, 2019	By:	/s/ John F. Macke
John F. Macke Chief Financial Officer
(Principal Financial Officer)