Form 10-Q
period 2019-06-30
Merchants Bancorp
filed 2019-08-09
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 001-38258	MERCHANTS BANCORP
(Exact name of registrant as specified in its charter)

Indiana	20‑5747400
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

11555 North Meridian Street, Suite 400 Carmel, Indiana	46032
(Address of principal	(Zip Code)
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

As of August 5, 2019, the latest practicable date, 28,706,438 shares of the registrant’s common stock, without par value, were issued and outstanding.

Merchants Bancorp

Part I – Financial Information

Item 1. Financial Statements

Merchants Bancorp

Condensed Consolidated Balance Sheets

June 30, 2019 (Unaudited) and December 31, 2018

(In thousands, except share data)

	June 30,	December 31,
	2019	2018
Assets
Cash and due from banks	$15,176	$25,855
Interest-earning demand accounts	445,713	310,669
Cash and cash equivalents	460,889	336,524
Securities purchased under agreements to resell	6,798	6,875
Trading securities	101,514	163,419
Available for sale securities	261,485	331,071
Federal Home Loan Bank (FHLB) stock	18,820	7,974
Loans held for sale (includes $9,592 and $11,886, respectively at fair value)	1,918,118	832,455
Loans receivable, net of allowance for loan losses of $12,604 and $12,704, respectively	2,347,906	2,045,423
Premises and equipment, net	26,580	15,136
Mortgage servicing rights	74,550	77,844
Interest receivable	17,415	13,827
Goodwill	15,574	17,477
Intangible assets, net	4,567	3,542
Other assets and receivables	33,174	32,596
Total assets	$5,287,390	$3,884,163
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$192,521	$182,879
Interest-bearing	4,463,469	3,048,207
Total deposits	4,655,990	3,231,086
Borrowings	62,225	195,453
Other liabilities	54,162	36,387
Total liabilities	4,772,377	3,462,926
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 50,000,000 shares
Issued and outstanding - 28,706,438 shares at June 30, 2019 and 28,694,036 shares at December 31, 2018	135,374	135,057
Preferred stock, without par value - 5,000,000 total shares authorized
8% Preferred stock - $1,000 per share liquidation preference
Authorized - 50,000 shares
Issued and outstanding - 41,625 shares	41,581	41,581
7% Series A Preferred stock - $25 per share liquidation preference
Authorized - 3,500,000 shares
Issued and outstanding - 2,955,800 shares	72,095	—
Retained earnings	265,323	244,909
Accumulated other comprehensive income (loss)	640	(310)
Total shareholders' equity	515,013	421,237
Total liabilities and shareholders' equity	$5,287,390	$3,884,163

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Income (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest Income
Loans	$42,365	$28,790	$76,820	$53,402
Investment securities:
Trading	1,967	1,489	3,012	2,478
Available for sale - taxable	1,477	1,625	3,028	3,167
Available for sale - tax exempt	53	—	149	—
Federal Home Loan Bank stock	257	81	480	210
Other	2,642	2,138	4,946	3,904
Total interest income	48,761	34,123	88,435	63,161
Interest Expense
Deposits	19,344	9,741	33,571	16,757
Borrowed funds	1,495	2,176	2,811	4,090
Total interest expense	20,839	11,917	36,382	20,847
Net Interest Income	27,922	22,206	52,053	42,314
Provision for loan losses	105	998	754	2,404
Net Interest Income After Provision for Loan Losses	27,817	21,208	51,299	39,910
Noninterest Income
Gain on sale of loans	9,104	7,831	11,747	18,723
Loan servicing fees, net	(1,561)	2,555	(1,908)	2,233
Mortgage warehouse fees	1,138	684	1,891	1,170
Gains/(losses) on sale of investments available for sale (includes $(3), $0, $124, and $0, respectively, related to accumulated other comprehensive earnings reclassifications)	(3)	—	124	—
Other income	1,192	560	1,680	817
Total noninterest income	9,870	11,630	13,534	22,943
Noninterest Expense
Salaries and employee benefits	9,965	7,268	18,532	13,755
Loan expenses	1,345	1,302	2,279	2,258
Occupancy and equipment	946	761	1,822	1,326
Professional fees	453	677	992	1,165
Deposit insurance expense	218	236	495	482
Technology expense	629	293	1,101	584
Other expense	2,364	1,463	3,734	2,700
Total noninterest expense	15,920	12,000	28,955	22,270
Income Before Income Taxes	21,767	20,838	35,878	40,583
Provision for income taxes (includes $1, $0, $(31) and $0, respectively, related to income tax (expense)/benefit for reclassification items)	5,328	5,186	8,869	9,870
Net Income	$16,439	$15,652	$27,009	$30,713
Dividends on preferred stock	(1,743)	(832)	(2,576)	(1,665)
Net Income Allocated to Common Shareholders	14,696	14,820	24,433	29,048
Basic Earnings Per Share	$0.51	$0.52	$0.85	$1.01
Diluted Earnings Per Share	$0.51	$0.52	$0.85	$1.01
Weighted-Average Shares Outstanding
Basic	28,705,313	28,692,749	28,703,790	28,691,857
Diluted	28,746,297	28,720,805	28,741,877	28,715,687

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Income	$16,439	$15,652	$27,009	$30,713
Other Comprehensive Income (Loss):
Net change in unrealized gains/(losses) on investment securities available for sale, net of tax (expense)/benefits of $(153), $(54), $(345), and $43, respectively	484	97	1,043	(221)
Less: Reclassification adjustment for gains/(losses) included in net income, net of tax (expense)/benefits of $1, $0, $(31), and $0, respectively	(2)	—	93	—
Other comprehensive income (loss) for the period	486	97	950	(221)
Comprehensive Income	$16,925	$15,749	$27,959	$30,492

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2019

(In thousands, except share data)

								Accumulated
								Other
	Common Stock		8% Preferred Stock		7% Preferred Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance, January 1, 2019	28,694,036	$135,057	41,625	$41,581	—	$—	$244,909	$(310)	$421,237
Net income	—	—	—	—	—	—	10,570	—	10,570
Shares issued for stock compensation plans	10,127	133	—	—	—	—	—	—	133
Issuance of 7% preferred stock, net of offering expenses of $1,731	—	—	—	—	2,000,000	48,269	—	—	48,269
Dividends on 8% preferred stock, $20.00 per share	—	—	—	—	—	—	(833)	—	(833)
Dividends on common stock, $0.07 per share	—	—	—	—	—	—	(2,009)	—	(2,009)
Other comprehensive income	—	—	—	—	—	—	—	464	464
Balance, March 31, 2019	28,704,163	$135,190	41,625	$41,581	2,000,000	$48,269	$252,637	$154	$477,831
Net income	—	—	—	—	—	—	16,439	—	16,439
Shares issued for stock compensation plans	2,275	184	—	—	—	—	—	—	184
Issuance of 7% preferred stock, net of offering expenses of $69	—	—	—	—	955,800	23,826	—	—	23,826
Dividends on 7% preferred stock, $0.4375 per share	—	—	—	—	—	—	(911)	—	(911)
Dividends on 8% preferred stock, $20.00 per share	—	—	—	—	—	—	(832)	—	(832)
Dividends on common stock, $0.07 per share	—	—	—	—	—	—	(2,010)	—	(2,010)
Other comprehensive income	—	—	—	—	—	—	—	486	486
Balance, June 30, 2019	28,706,438	$135,374	41,625	$41,581	2,955,800	$72,095	$265,323	$640	$515,013

For the Six Months Ended June 30, 2018

(In thousands, except share data)

								Accumulated
								Other
	Common Stock		8% Preferred Stock		7% Preferred Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance, January 1, 2018	28,685,167	$134,891	41,625	$41,581	—	$—	$192,008	$(1,006)	$367,474
Net income	—	—	—	—	—	—	15,061	—	15,061
Shares issued for stock compensation plans	7,039	50	—	—	—	—	—	—	50
Dividends on 8% preferred stock, $20.00 per share	—	—	—	—	—	—	(833)	—	(833)
Dividends on common stock, $0.06 per share	—	—	—	—	—	—	(1,721)	—	(1,721)
Reclassification of deferred tax asset due to tax reform	—	—	—	—	—	—	243	(243)	—
Other comprehensive loss	—	—	—	—	—	—	—	(318)	(318)
Balance, March 31, 2018	28,692,206	$134,941	41,625	$41,581	—	$—	$204,758	$(1,567)	$379,713
Net income	—	—	—	—	—	—	15,652	—	15,652
Shares issued for stock compensation plans	1,830	11	—	—	—	—	—	—	11
Dividends on 8% preferred stock, $20.00 per share	—	—	—	—	—	—	(832)	—	(832)
Dividends on common stock, $0.06 per share	—	—	—	—	—	—	(1,722)	—	(1,722)
Reclassification of deferred tax asset due to tax reform	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	97	97
Balance, June 30, 2018	28,694,036	$134,952	41,625	$41,581	—	$—	$217,856	$(1,470)	$392,919

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2019 and 2018

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Operating activities:
Net income	$27,009	$30,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	285	213
Provision for loan losses	754	2,404
Gain on sale of securities	(124)	—
Gain on sale of loans	(11,747)	(18,723)
Proceeds from sales of loans	10,048,228	11,497,484
Loans and participations originated and purchased for sale	(11,124,623)	(11,440,254)
Change in mortgage servicing rights for paydowns and fair value adjustments	6,575	1,696
Net change in:
Trading securities	61,905	5,762
Other assets and receivables	(6,489)	(4,272)
Other liabilities	12,147	1,860
Other	2,713	680
Net cash provided by (used in) operating activities	(983,367)	77,563
Investing activities:
Net change in securities purchased under agreements to resell	77	89
Purchases of available-for-sale securities	(124,256)	(36,049)
Proceeds from the sale of available-for-sale securities	31,083	—
Proceeds from calls, maturities and paydowns of available-for-sale securities	164,128	60,963
Purchases of loans	(33,824)	(77,884)
Net change in loans receivable	(270,090)	(355,094)
Purchase of Federal Home Loan Bank stock	(12,926)	(130)
Proceeds from sale of Federal Home Loan Bank stock	2,080	—
Purchases of premises and equipment	(9,648)	(3,045)
Purchases of mortgage servicing rights	—	(790)
Purchase of limited partnership interests	—	(1,706)
Cash received in acquisition of subsidiary	—	6,505
Other investing activities	124	(72)
Net cash used in investing activities	(253,252)	(407,213)
Financing activities:
Net change in deposits	1,424,959	195,884
Proceeds from Federal Home Loan Bank borrowings	5,595,159	411,317
Repayment of Federal Home Loan Bank borrowings	(5,728,891)	(283,759)
Proceeds from issuance of preferred stock	72,095	—
Proceeds from notes payable	5,204	4,200
Payments on notes payable	(4,700)	—
Dividends	(2,842)	(5,108)
Net cash provided by financing activities	1,360,984	322,534
Net Change in Cash and Cash Equivalents	124,365	(7,116)
Cash and Cash Equivalents, Beginning of Period	336,524	359,519
Cash and Cash Equivalents, End of Period	$460,889	$352,403
Additional Cash Flows Information:
Interest paid	$32,871	$18,097
Income taxes paid	11,376	6,075
Dividends payable	3,753	—
The Company purchased all of the capital stock of FMBI on January 2, 2018 for $5,472. In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired	$—	$44,217
Cash paid for the capital stock/fair value common stock issued	—	5,472
Fair value of liabilities assumed	—	38,745

See notes to condensed consolidated financial statements.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Merchants Bancorp, a registered bank holding company (the “Company”) and its wholly owned subsidiaries, Merchants Bank of Indiana (“Merchants Bank”) and Farmers-Merchants Bank of Illinois (“FMBI”).  Merchants Bank’s direct and indirect subsidiaries include Merchants Capital Corp. (“MCC”), Merchants Capital Servicing, LLC (“MCS”), Ash Realty Holdings, LLC (“Ash Realty”), MBI Midtown West, LLC (“MMW”), Natty Mac Funding, Inc. (“NMF”), and OneTrust Funding, Inc. The Company also acquired Farmers-Merchants National Bank of Paxton (‘FMNBP”) on October 1, 2018 through a merger with FMBI, with FMBI as the surviving entity.  All these entities are collectively referred to as the “Company”.

The accompanying unaudited condensed consolidated balance sheet of the Company as of December 31, 2018, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018, were prepared in accordance with the instructions for Form 10‑Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2018 in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of June 30, 2019 and the results of operations for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. All interim amounts have not been audited and the results of operations for the three and six months ended June 30, 2019, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of and for the period ended June 30, 2019 include the Company, and its wholly owned subsidiaries, Merchants Bank, and FMBI.   Also included are Merchants Bank’s wholly owned subsidiaries, MCC, MCC’s wholly owned subsidiary, MCS, Ash Realty, NMF, MMW, and OneTrust Funding, Inc.  The condensed financial statements as of and for the period ended June 30, 2018, include the Company and its wholly owned subsidiary, Merchants Bank, and Merchants Bank’s wholly owned subsidiaries, FMBI (after being acquired on January 2, 2018 and excluding results from FMNBP, which was acquired on October 1, 2018), MCC, MCC’s wholly owned subsidiary, MCS, Ash Realty, NMF, and MMW.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Public Offering of Preferred Stock

On March 28, 2019 the Company issued 2,000,000 shares of 7.00% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, without par value (the “Series A Preferred Stock”), and with a liquidation preference of $25.00 per share.  The aggregate gross offering proceeds for the shares issued by the Company was $50.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $1.7 million paid to third parties, the Company received total net proceeds of $48.3 million.  On April 12, 2019, the Company issued an additional 81,800 shares of Series A Preferred Stock to the underwriters related to their exercise of an option to purchase additional shares under the associated underwriting agreement, resulting in an addition $2.0 million in net proceeds, after deducting $41,000 underwriting discounts.  The Series A Preferred Stock have no voting rights with respect to matters that generally require the approval of our common shareholders. Dividends on the Series A Preferred Stock, to the extent declared by the Company’s board, are payable quarterly.

Private Placement Offering of Preferred Stock

On June 27, 2019 the Company issued an additional 874,000 shares of its 7.00% Series A Preferred Stock,  without par value and with a liquidation preference of $25.00 per share, for aggregate proceeds of $21.85 million.  No underwriter or placement agent was involved in this private placement and the Company did not pay any brokerage or underwriting fees or discounts in connection with the issuance of such shares.  The shares were purchased primarily by related parties, including Michael Petrie, Chairman and Chief Executive Officer; Randall Rogers, Vice Chairman and a director and members of his family; Michael Dury, President of Merchants Capital; and other accredited investors.

Acquisitions

On May 8, 2017, the Company entered into a Stock Purchase Agreement to acquire FMBI (formerly known as Joy State Bank).  The acquisition closed on January 2, 2018 at a total cost of approximately $5.5 million.  At December 31, 2017 Joy State Bank had $43 million in assets.  The Company recorded goodwill and intangible assets totaling $988,000 and $478,000, respectively, in connection with the acquisition.  The intangible assets consisted of core deposit intangibles that are being amortized over 10 years on an accelerated basis. The acquired time deposits of $16.7 million were recorded at a fair value of $16.9 million.  The fair value premium of $185,000 is being accreted against interest expense over 20 months. The acquired loan portfolio of $27.9 million was recorded at a fair value of $27.5 million.  The fair value discount of $458,000 is being accreted to interest income on a straight-line basis over an average of 39 months in accordance with ASC 310-20.  While there were some loans identified for potential classification under ASC 310-30, they were not material to the transaction.  On October 22, 2018, the Company changed the name of Joy State Bank to Farmers-Merchants Bank of Illinois (“FMBI”).  As a result of the acquisition, the Company increased its deposit base and benefited from economies of scale.  The acquisition did not materially impact the Company’s financial position, results of operations or cash flows.

On October 1, 2018, the Company acquired FM Bancorp, Inc., a bank holding company, and its wholly owned subsidiary, Farmers-Merchants National Bank of Paxton (“FMNBP”).  On that date, FM Bancorp, Inc. ultimately merged with and into the Company, with the Company as the surviving entity, and FMNBP merged with and into Joy State Bank, with Joy State Bank as the surviving bank.  Effective October 22, 2018, Joy State Bank’s name changed to Farmers-Merchants Bank of Illinois (“FMBI”).  Under the terms of the merger agreement, shareholders of the 27,537 outstanding shares of FM Bancorp, Inc. were compensated $795.29 per share, for a total purchase price of $21.9 million.  As of September 30, 2018, FM Bancorp, Inc. and Farmers-Merchants National Bank of Paxton had total assets of approximately $110.0 million, available for sale securities of $66.3 million, deposits of approximately $95.7 million, and net loan receivables of approximately $35.0 million. The Company recorded goodwill and intangible assets totaling $6.9 million and $1.9 million.  The intangible assets consisted of core deposit intangibles that are being amortized over 10 years on an accelerated basis.  The acquired available for sale securities of $66.3 million were recorded at fair value. A fair value discount associated with securities of $1.0 million is being accreted into interest income, in accordance with ASC 310-20.  While there were some loans identified for potential classification under ASC 310-30, they were not material to the transaction.  The acquired gross loan portfolio of $35.4 million was recorded at a fair value of $34.8

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

million.  The fair value discount of $625,000 included a discount related to interest assumptions for $279,000 and to credit assumptions for $346,000. The portion related to interest assumptions is being accreted into interest income on a straight-line basis over an average of 72 months in accordance with ASC 310-20.  The discount portion related to credit assumptions is being accreted into interest income over the life of the loan.  The acquired deposits of $95.7 million were recorded at a fair value of $95.7 million.  As a result of the acquisition, the Company increased its deposit base and benefited from economies of scale.  The acquisition did not materially impact the Company’s financial position, results of operations or cash flows.

On December 31, 2018, the Company acquired the assets of NattyMac, LLC, a warehouse lender operating out of Clearwater, Florida, from Home Point Financial Corporation (“Home Point”).  The Company also fully repaid Home Point the balance of, and all interest owed on, the $30 million subordinated debt it had previously invested in the Company.  Goodwill and intangible assets of $3.4 million and $1.6 million, respectively, were recorded by the Company.  The intangible assets consisted of customer lists that are being amortized over 21 months on a straight-line basis.   As a result of the acquisition, the Company expects to increase its geographic footprint in the warehouse business, reduce its costs of borrowing, increase the earnings generated from its warehouse business, and benefit from its experienced talent pool. The acquisition did not materially impact the Company’s financial position, results of operations or cash flows.

Given the impact of the acquisitions was immaterial to the Company and its results of operations, pro forma information has not been included.

Reclassifications

Certain reclassifications have been made to the 2018 financial statements to conform to the financial statement presentation as of and for the three and six months ended June 30, 2019.  These reclassifications had no effect net income.

Note 2:   Securities

Trading Securities

Securities that are held principally for resale in the near term are recorded as trading securities at fair value with changes in fair value recorded in earnings.  Trading securities include FHA and conventional Fannie Mae and Freddie Mac participation certificates.  The unrealized gains included in trading securities totaled $944,000 and $493,000 at June 30, 2019 and 2018, respectively.

Securities Available-For-Sale

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale securities:
Treasury notes	$2,992	$21	$1	$3,012
Federal agencies	208,940	34	106	208,868
Municipals	11,994	628	—	12,622
Mortgage-backed - Government-sponsored entity (GSE) - residential	36,753	232	2	36,983
Total available-for-sale securities	$260,679	$915	$109	$261,485

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

The amortized cost and fair value of available-for-sale securities at June 30, 2019 and December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Contractual Maturity	(In thousands)
Within one year	$94,936	$94,869	$179,323	$178,581
After one through five years	118,971	119,057	72,470	72,282
After five through ten years	2,079	2,190	7,087	7,203
After ten years	7,940	8,386	11,956	12,137
	223,926	224,502	270,836	270,203
Mortgage-backed - Government-sponsored entity (GSE) - residential	36,753	36,983	60,693	60,868
	$260,679	$261,485	$331,529	$331,071

During the three months ended June 30, 2019, proceeds from sales of securities available-for-sale were $35,000, and a loss of $3,000 was recognized.  During the six months ended June 30, 2019, proceeds from sales of securities available-for-sale were $31.1 million, and a net gain of $124,000 was recognized, consisting of $361,000 in gains and $237,000 of losses. During the three and six months ended June 30, 2018, no securities available-for-sale were sold.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018:

	June 30, 2019
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Available-for-sale securities:
Treasury notes	$—	$—	$499	$1	$499	$1
Federal agencies	19,968	32	103,362	74	123,330	106
Mortgage-backed - Government-sponsored entity (GSE) - residential	776	2	—	—	776	2
	$20,744	$34	$103,861	$75	$124,605	$109

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

Other-than-temporary Impairment

Unrealized losses on securities have not been recognized to income because the Company has the intent and ability to hold the securities for the foreseeable future, and the decline in fair value is primarily due to increased market interest rates. The fair value is expected to recover as the securities approach the maturity date.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Loans receivable at June 30, 2019 and December 31, 2018 include:

	June 30,	December 31,
	2019	2018
	(In thousands)

Mortgage warehouse lines of credit	$536,387	$337,332
Residential real estate	402,035	410,871
Multi-family and healthcare financing	1,001,811	914,393
Commercial and commercial real estate	315,286	299,194
Agricultural production and real estate	84,080	79,255
Consumer and margin loans	20,911	17,082
	2,360,510	2,058,127
Less
Allowance for loan losses	12,604	12,704

Loans Receivable	$2,347,906	$2,045,423

Risk characteristics applicable to each segment of the loan portfolio are described as follows.

Mortgage Warehouse Lines of Credit (MTG WHLOC):  Under its warehouse program, the Company provides warehouse financing arrangements to approved mortgage companies for the origination and sale of residential mortgage loans and to a lesser extent multi-family loans. Agency eligible, governmental and jumbo residential mortgage loans that are secured by mortgages placed on existing one-to-four family dwellings may be originated or purchased and placed on each mortgage warehouse line.

As a secured line of credit, collateral pledged to the Company secures each individual mortgage until the lender sells the loan in the secondary market. A traditional secured warehouse line of credit typically carries a base interest rate of 30 day LIBOR, plus a margin, or mortgage note rate, less a margin.

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

Allowance for Loan Losses:    The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to net interest income.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

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

The allowance consists of allocated and general components.  The allocated component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows,  collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers non-impaired loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process.  Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by the fair value of the collateral if the loan is collateral dependent, the loan’s obtainable market price, or present value of expected future cash flows discounted at the loan’s effective interest rate.  For impaired loans where the Company utilizes discounted cash flows to determine the level of impairment, the Company includes the entire change in the present value of cash flows as bad debt expense.

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

Nonaccrual loans, including TDRs that have not met the six month minimum performance criterion, are reported as nonperforming loans. For all loan classes, it is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until three months of satisfactory borrower performance, at which time management would consider its return to accrual status. A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is doubtful under the terms of the loan agreement. Most generally, this is at 90 or more days past due.

With regard to determination of the amount of the allowance for credit losses, restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each loan portfolio segment within troubled debt restructurings is the same as detailed previously above.

The following tables present, by loan portfolio segment, the activity in the allowance for loan losses for the three and six months ended June 30, 2019 and 2018 and the recorded investment in loans and impairment method as of June 30, 2019:

	At or For the Three Months Ended June 30, 2019
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$1,254	$1,990	$6,377	$3,122	$466	$147	$13,356
Provision (credit) for loan losses	311	(61)	(1,233)	1,003	52	33	105
Loans charged to the allowance	—	—	—	(854)	(3)	—	(857)
Recoveries of loans previously charged off	—	—	—	—	—	—	—
Balance, end of period	$1,565	$1,929	$5,144	$3,271	$515	$180	$12,604
Ending balance: individually evaluated for impairment	$225	—	—	500	27	—	$752
Ending balance: collectively evaluated for impairment	$1,340	$1,929	$5,144	$2,771	$488	$180	$11,852
Loans
Ending balance	$536,387	$402,035	$1,001,811	$315,286	$84,080	$20,911	$2,360,510
Ending balance individually evaluated for impairment	$566	$5,026	$—	$7,884	$302	$53	$13,831
Ending balance collectively evaluated for impairment	$535,821	$397,009	$1,001,811	$307,402	$83,778	$20,858	$2,346,679

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Three Months Ended June 30, 2018
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$506	$1,664	$4,250	$2,685	$333	$267	$9,705
Provision (credit) for loan losses	140	133	412	252	59	2	998
Loans charged to the allowance	—	—	—	(135)	—	(11)	(146)
Recoveries of loans previously charged off	—	15	—	1	—	15	31
Balance, end of period	$646	$1,812	$4,662	$2,803	$392	$273	$10,588

	For the Six Months Ended June 30, 2019
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$1,068	$1,986	$6,030	$3,051	$429	$140	$12,704
Provision for loan losses	497	(57)	(886)	1,074	86	40	754
Loans charged to the allowance	—	—	—	(854)	(3)	—	(857)
Recoveries of loans previously charged off	—	—	—	—	3	—	3
Balance, end of period	$1,565	$1,929	$5,144	$3,271	$515	$180	$12,604

	For the Six Months Ended June 30, 2018
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$283	$1,587	$3,502	$2,362	$320	$257	$8,311
Provision (credit) for loan losses	363	209	1,160	575	72	25	2,404
Loans charged to the allowance	—	—	—	(135)	—	(28)	(163)
Recoveries of loans previously charged off	—	16	—	1	—	19	36
Balance, end of period	$646	$1,812	$4,662	$2,803	$392	$273	$10,588

The following table presents the allowance for loan losses and the recorded investment in loans and impairment method as of December 31, 2018:

	December 31, 2018
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, December 31, 2018	$1,068	$1,986	$6,030	$3,051	$429	$140	$12,704
Ending balance: individually evaluated for impairment	$225	$—	$—	$400	$20	$—	$645
Ending balance: collectively evaluated for impairment	$843	$1,986	$6,030	$2,651	$409	$140	$12,059
Loans
Balance, December 31, 2018	$337,332	$410,871	$914,393	$299,194	$79,255	$17,082	$2,058,127
Ending balance individually evaluated for impairment	$575	$1,606	$—	$8,576	$370	$58	$11,185
Ending balance collectively evaluated for impairment	$336,757	$409,265	$914,393	$290,618	$78,885	$17,024	$2,046,942

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)

Special Mention (Watch)	$—	$643	$42,563	$11,957	$2,567	$20	$57,750
Substandard	566	5,026	—	7,884	302	53	13,831
Doubtful	—	—	—	—	—	—	—
Acceptable and Above	535,821	396,366	959,248	295,445	81,211	20,838	2,288,929
Total	$536,387	$402,035	$1,001,811	$315,286	$84,080	$20,911	$2,360,510

	December 31, 2018
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)

Special Mention (Watch)	$—	$443	$71,734	$14,650	$3,096	$681	$90,604
Substandard	575	1,606	—	8,576	370	58	11,185
Doubtful	—	—	—	—	—	—	—
Acceptable and Above	336,757	408,822	842,659	275,968	75,789	16,343	1,956,338
Total	$337,332	$410,871	$914,393	$299,194	$79,255	$17,082	$2,058,127

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans
	(In thousands)
MTG WHLOC	$—	$—	$324	$324	$536,063	$536,387
RES RE	614	246	1,606	2,466	399,569	402,035
MF RE	—	—	—	—	1,001,811	1,001,811
CML & CRE	480	741	325	1,546	313,740	315,286
AG & AGRE	264	41	943	1,248	82,832	84,080
CON & MAR	6	26	26	58	20,853	20,911
	$1,364	$1,054	$3,224	$5,642	$2,354,868	$2,360,510

	December 31, 2018
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans
	(In thousands)
MTG WHLOC	$—	$—	$324	$324	$337,008	$337,332
RES RE	579	178	825	1,582	409,289	410,871
MF RE	—	—	—	—	914,393	914,393
CML & CRE	245	52	253	550	298,644	299,194
AG & AGRE	91	—	588	679	78,576	79,255
CON & MAR	2	52	28	82	17,000	17,082
	$917	$282	$2,018	$3,217	$2,054,910	$2,058,127

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

The following tables present impaired loans and specific valuation allowance information based on class level as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Impaired loans without a specific allowance:
Recorded investment	$242	$5,026	$—	$5,605	$88	$53	$11,014
Unpaid principal balance	242	5,026	—	5,605	88	53	11,014
Impaired loans with a specific allowance:
Recorded investment	324	—	—	2,279	214	—	2,817
Unpaid principal balance	324	—	—	2,279	214	—	2,817
Specific allowance	225	—	—	500	27	—	752
Total impaired loans:
Recorded investment	566	5,026	—	7,884	302	53	13,831
Unpaid principal balance	566	5,026	—	7,884	302	53	13,831
Specific allowance	225	—	—	500	27	—	752

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

The following tables present by portfolio class, information related to the average recorded investment and interest income recognized on impaired loans for the three and six month periods ended June 30, 2019 and 2018:

	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Three Months Ended June 30, 2019
Average recorded investment in impaired loans	$568	$4,091	$—	$7,659	$314	$52	$12,684
Interest income recognized	—	45	—	118	—	1	164

Three Months Ended June 30, 2018
Average recorded investment in impaired loans	$774	$1,095	$112	$6,674	$634	$196	$9,485
Interest income recognized	40	30	2	79	39	1	191

	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Six Months Ended June 30, 2019
Average recorded investment in impaired loans	$571	$3,745	$—	$7,857	$338	$53	$12,564
Interest income recognized	—	85	—	255	—	1	341

Six Months Ended June 30, 2018
Average recorded investment in impaired loans	$1,137	$1,051	$114	$6,657	$634	$189	$9,782
Interest income recognized	59	33	5	125	39	1	262

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at June 30, 2019 and December 31, 2018.

	June 30,		December 31,
	2019		2018
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing
	(In thousands)
MTG WHLOC	$566	$—	$575	$—
RES RE	675	1,215	893	74
MF RE	—	—	—	—
CML & CRE	257	121	136	117
AG & AGRE	214	729	282	307
CON & MAR	19	6	18	9

	$1,731	$2,071	$1,904	$507

No troubled loans were restructured during the three or six months ended June 30, 2019 or 2018.  No restructured loans defaulted during the three or six months ended June 30, 2019 or 2018.  There were no residential loans in process of foreclosure at June 30, 2019 or December 31, 2018.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company, Merchants Bank, and FMBI to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of June 30, 2019 and December 31, 2018, that the Company, Merchants Bank, and FMBI met all capital adequacy requirements to which they were subject.

As of June 30, 2019 and December 31, 2018, the most recent notifications from the Board of Governors of the Federal Reserve System (“Federal Reserve”) categorized the Company as well capitalized and most recent notifications from the Federal Deposit Insurance Corporation (“FDIC”) categorized Merchants Bank and FMBI as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a company must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company, Merchants Bank,  or FMBI’s category.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company, Merchants Bank, and FMBI’s actual capital amounts and ratios are also presented in the following tables.

			Minimum Amount
			Required for		Minimum Amount
			Adequately		To Be Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2019
Total capital(1) (to risk-weighted assets)
Company	$491,226	10.7%	$367,624	8.0%	$—	N/A
Merchants Bank	516,390	11.6%	357,588	8.0%	446,985	10.0%
FMBI	19,324	15.6%	9,932	8.0%	12,414	10.0%
Tier 1 capital(1) (to risk-weighted assets)
Company	478,621	10.4%	275,718	6.0%	—	N/A
Merchants Bank	504,198	11.3%	268,191	6.0%	357,588	8.0%
FMBI	18,911	15.2%	7,449	6.0%	9,932	8.0%
Common Equity Tier 1 capital(1) (to risk-weighted assets)
Company	364,945	7.9%	206,788	4.5%	—	N/A
Merchants Bank	504,198	11.3%	201,143	4.5%	290,540	6.5%
FMBI	18,911	15.2%	5,586	4.5%	8,069	6.5%
Tier 1 capital(1) (to average assets)
Company	478,621	10.3%	185,015	4.0%	—	N/A
Merchants Bank	504,198	11.3%	178,903	4.0%	223,629	5.0%
FMBI	18,911	11.7%	6,492	4.0%	8,115	5.0%

			Minimum		Minimum
			Amount Required		Amount To Be
			for Adequately		Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2018
Total capital(1) (to risk-weighted assets)
Company	$393,654	12.3%	$255,884	8.0%	$—	N/A
Merchants Bank	412,386	13.3%	248,290	8.0%	310,363	10.0%
FMBI	17,537	18.6%	7,559	8.0%	9,448	10.0%
Tier 1 capital(1) (to risk-weighted assets)
Company	380,950	11.9%	191,913	6.0%	—	N/A
Merchants Bank	399,815	12.9%	186,218	6.0%	248,290	8.0%
FMBI	17,404	18.4%	5,669	6.0%	7,559	8.0%
Common Equity Tier 1 capital(1) (to risk-weighted assets)
Company	339,369	10.6%	143,935	4.5%	—	N/A
Merchants Bank	399,815	12.9%	139,663	4.5%	201,736	6.5%
FMBI	17,404	18.4%	4,252	4.5%	6,141	6.5%
Tier 1 capital(1) (to average assets)
Company	380,950	10.0%	152,081	4.0%	—	N/A
Merchants Bank	399,815	11.0%	145,723	4.0%	182,154	5.0%
FMBI	17,404	10.8%	6,453	4.0%	8,066	5.0%

1	As defined by regulatory agencies.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Beginning January 1, 2015, the Basel III Capital Rule applied to Merchants Bank. The following table lists the capital categories and ratios determined by the Board of Governors of the Federal Reserve System and the FDIC.

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015, and were phased in over a four-year period, becoming fully phased in on January 1, 2019.  Additionally, under the Basel III Capital Rules, in order to avoid limitations on capital distributions of dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of capital above its minimum risk-based capital requirements. On January 1, 2019 the capital conservation buffer became fully phased in at 2.5%.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the notional amount and fair value of interest rate locks and forward contracts utilized by the Company at June 30, 2019 and December 31, 2018.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	(Liability)
June 30, 2019	(In thousands)		(In thousands)
Interest rate lock commitments	$18,813	Other assets/liabilities	$147	$3
Forward contracts	26,125	Other assets/liabilities	1	19
			$148	$22

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	(Liability)
December 31, 2018	(In thousands)		(In thousands)
Interest rate lock commitments	$8,812	Other assets/liabilities	$70	$—
Forward contracts	19,640	Other assets/liabilities	—	9
			$70	$9

Fair values of derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the interest rate lock commitment and the balance sheet date.  The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Interest rate lock commitments	$74	$49	$74	$163
Forward contracts (1)	(50)	(197)	(55)	(92)
Net derivative gains (losses)	$24	$(148)	19	$71

___________________________________

(1)	Amount includes pair-off settlements.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2019 and December 31, 2018:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2019
Trading securities	$101,514	$—	$101,514	$—
Available-for-sale securities:
Treasury notes	3,012	3,012	—	—
Federal agencies	208,868	—	208,868	—
Municipals	12,622	—	12,622	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	36,983	—	36,983	—
Loans held for sale	9,592	—	9,592	—
Mortgage servicing rights	74,550	—	—	74,550
Derivative assets - interest rate lock commitments	147	—	—	147
Derivative assets - forward contracts	1	—	1	—
Derivative liabilities - interest rate lock commitments	3	—	—	3
Derivative liabilities - forward contracts	19	—	19	—

December 31, 2018
Trading securities	$163,419	$—	$163,419	$—
Available-for-sale securities:
Treasury notes	11,941	11,941	—	—
Federal agencies	236,930	—	236,930	—
Municipals	21,332	—	21,332	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	60,868	—	60,868	—
Loans held for sale	11,886	—	11,886	—
Mortgage servicing rights	77,844	—	—	77,844
Derivative assets - interest rate lock commitments	70	—	—	70
Derivative liabilities - forward contracts	9	—	9	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the six months ended June 30, 2019 and the year ended December 31, 2018. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Trading and Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Mortgage servicing rights
Balance, beginning of period	$76,249	$67,268	$77,844	$66,079
Additions
Originated and purchased servicing	2,261	2,250	3,281	5,702
Subtractions
Paydowns	(1,079)	(1,239)	(2,189)	(2,609)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(2,881)	1,806	(4,386)	913
Balance, end of period	$74,550	$70,085	$74,550	$70,085

Available-for-sale securities - Municipals
Balance, beginning of period	$—	$6,431	$—	$6,688
Additions
Purchased securities	—	—	—	—
Subtractions
Paydowns	—	—	—	(257)
Sales	—	—	—	—
Unrealized gains (losses) included in other comprehensive income	—	—	—	—
Balance, end of period	$—	$6,431	$—	$6,431

Derivative Assets - interest rate lock commitments
Balance, beginning of period	$71	$116	$70	$—
Purchases	—	—	—	—
Changes in fair value	76	54	77	170
Balance, end of period	$147	$170	$147	$170

Derivative Liabilities - interest rate lock commitments
Balance, beginning of period	$1	$2	$—	$—
Purchases	—	—	—	—
Changes in fair value	2	5	3	7
Balance, end of period	$3	$7	$3	7

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2019 and December 31, 2018.

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
June 30, 2019
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

		Valuation
	Fair Value	Technique	Unobservable Inputs	Range
	(In thousands)
At June 30, 2019:
Collateral-dependent impaired loans	$1,600	Market comparable properties	Marketability discount	37%
Mortgage servicing rights	$74,550	Discounted cash flow	Discount rate	8% - 13%
			Constant prepayment rate	1% - 35%
Derivative assets - interest rate lock commitments	$147	Discounted cash flow	loan closing rates	73-99%
Derivative liabilities - interest rate lock commitments	$3	Discounted cash flow	loan closing rates	73-99%

At December 31, 2018:
Collateral-dependent impaired loans	$2,639	Market comparable properties	Marketability discount	17%-59%
Mortgage servicing rights	$77,844	Discounted cash flow	Discount rate	8% - 13%
			Constant prepayment rate	1% - 30%
Derivative assets - interest rate lock commitments	$70	Discounted cash flow	loan closing rates	95-100%

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2019 and December 31, 2018.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Assets	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2019
Financial assets:
Cash and cash equivalents	$460,889	$460,889	$460,889	$—	$—
Securities purchased under agreements to resell	6,798	6,798	—	6,798	—
FHLB stock	18,820	18,820	—	18,820	—
Loans held for sale	1,908,526	1,908,526	—	1,908,526	—
Loans, net	2,347,906	2,338,864	—	—	2,338,864
Interest receivable	17,415	17,415	—	17,415	—
Financial liabilities:
Deposits	4,655,990	4,656,744	2,919,671	1,737,073	—
Lines of credit	33,385	33,385	—	33,385	—
Short-term subordinated debt	11,086	11,086	—	11,086	—
FHLB advances	17,754	17,829	—	17,829	—
Interest payable	7,643	7,643	—	7,643	—

December 31, 2018
Financial assets:
Cash and cash equivalents	$336,524	$336,524	$336,524	$—	$—
Securities purchased under agreements to resell	6,875	6,875	—	6,875	—
FHLB stock	7,974	7,974	—	7,974	—
Loans held for sale	820,569	820,569	—	820,569	—
Loans, net	2,045,423	2,041,772	—	—	2,041,772
Interest receivable	13,827	13,827	—	13,827	—
Financial liabilities:
Deposits	3,231,086	3,230,397	2,550,632	679,765	—
Lines of credit	33,150	33,150	—	33,150	—
Short-term subordinated debt	10,582	10,582	—	10,582	—
FHLB advances	151,721	151,723	—	151,723	—
Interest payable	4,132	4,132	—	4,132	—

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7:   Earnings Per Share

Earnings per share were computed as follows:

	Three Month Periods Ended June 30,
	2019			2018
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$16,439			$15,652
Dividends on preferred stock	(1,743)			(832)
Net income allocated to common shareholders	$14,696			$14,820
Basic earnings per share		28,705,313	$0.51		28,692,749	$0.52
Effect of dilutive securities-restricted stock awards		40,984			28,056
Diluted earnings per share		28,746,297	$0.51		28,720,805	$0.52

	Six Month Periods Ended June 30,
	2019			2018
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$27,009			$30,713
Dividends on preferred stock	(2,576)			(1,665)
Net income allocated to common shareholders	$24,433			$29,048
Basic earnings per share		28,703,790	$0.85		28,691,857	$1.01
Effect of dilutive securities-restricted stock awards		38,087			23,830
Diluted earnings per share		28,741,877	$0.85		28,715,687	$1.01

Note 8:   Share-Based Payment Plans

Equity-based incentive awards are currently issued pursuant to the 2017 Equity Incentive Plan (the “2017 Incentive Plan”). Prior to the adoption of the 2017 Incentive Plan, the equity awards issued historically consisted of restricted stock awards issued pursuant to the Incentive Plan for Merchants Bank Executive Officers (the “Prior Incentive Plan”). As of the effective date of the 2017 Equity Incentive Plan, no further awards will be granted under the Prior Incentive Plan. However, any previously outstanding incentive award granted under the Prior Incentive Plan remains subject to the terms of such plans until the time it is no longer outstanding. During the three months ended June 30, 2019 and 2018, the Company did not issue any shares pursuant to awards issued under these plans.  During the six months ended June 30, 2019 and 2018, the Company issued 10,127 and 7,039 shares, respectively, pursuant to the Prior Incentive Plan. As of June 30, 2019, the Company has not issued any shares pursuant to the 2017 Equity Incentive Plan.

During 2018, the Compensation Committee of the Board of Directors approved a plan for non-executive directors to receive a portion of their annual retainer fees in the form of shares of common stock equal to $10,000, rounded up to the nearest whole share.  Accordingly, there were 2,275 and 1,830 shares issued to directors during the three and six months ended June 30, 2019 and 2018, respectively.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The tables below present selected business segment financial information for the three and six months ended June 30, 2019 and 2018.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Three Months Ended June 30, 2019
Total interest income	$334	$21,950	$25,984	$493	$48,761
Total interest expense	—	11,595	11,209	(1,965)	20,839
Net interest income	334	10,355	14,775	2,458	27,922
Provision for loan losses	—	327	(222)	—	105
Net interest income after provision for loan losses	334	10,028	14,997	2,458	27,817
Total noninterest income	8,418	1,141	999	(688)	9,870
Total noninterest expense	5,327	2,790	4,862	2,941	15,920
Income before income taxes	3,425	8,379	11,134	(1,171)	21,767
Income taxes	908	2,059	2,726	(365)	5,328
Net income (loss)	$2,517	$6,320	$8,408	$(806)	$16,439
Total assets	$164,990	$2,661,836	$2,412,026	$48,538	$5,287,390

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Three Months Ended June 30, 2018
Total interest income	$108	$14,658	$19,028	$329	$34,123
Total interest expense	—	5,413	7,320	(816)	11,917
Net interest income	108	9,245	11,708	1,145	22,206
Provision for loan losses	—	284	714	—	998
Net interest income after provision for loan losses	108	8,961	10,994	1,145	21,208
Total noninterest income	10,615	684	863	(532)	11,630
Noninterest expense	4,218	2,185	3,464	2,133	12,000
Income before income taxes	6,505	7,460	8,393	(1,520)	20,838
Income taxes	1,740	1,686	1,908	(148)	5,186
Net income (loss)	$4,765	$5,774	$6,485	$(1,372)	$15,652
Total assets	$146,262	$1,550,255	$2,071,022	19,143	$3,786,682

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Six Months Ended June 30, 2019
Total interest income	$665	$36,330	$50,476	$964	$88,435
Total interest expense	—	19,124	20,191	(2,933)	36,382
Net interest income	665	17,206	30,285	3,897	52,053
Provision for loan losses	—	460	294	—	754
Net interest income after provision for loan losses	665	16,746	29,991	3,897	51,299
Total noninterest income	11,109	1,894	1,882	(1,351)	13,534
Total noninterest expense	9,304	5,126	8,982	5,543	28,955
Income before income taxes	2,470	13,514	22,891	(2,997)	35,878
Income taxes	665	3,362	5,714	(872)	8,869
Net income	$1,805	$10,152	$17,177	$(2,125)	$27,009
Total assets	$164,990	$2,661,836	$2,412,026	$48,538	$5,287,390

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Six Months Ended June 30, 2018
Total interest income	$271	$26,515	$35,781	$594	$63,161
Total interest expense	—	9,210	12,913	(1,276)	20,847
Net interest income	271	17,305	22,868	1,870	42,314
Provision for loan losses	—	958	1,446	—	2,404
Net interest income after provision for loan losses	271	16,347	21,422	1,870	39,910
Total noninterest income	21,126	1,170	1,515	(868)	22,943
Noninterest expense	7,600	3,921	6,633	4,116	22,270
Income before income taxes	13,797	13,596	16,304	(3,114)	40,583
Income taxes	3,548	3,192	3,839	(709)	9,870
Net income	$10,249	$10,404	$12,465	$(2,405)	$30,713
Total assets	$146,262	$1,550,255	$2,071,022	$19,143	$3,786,682

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

As an emerging growth company, these amendments are effective for annual reporting periods beginning after December 15, 2018, and for interim periods within annual periods beginning after December 15, 2019. The Company’s revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09.    The Company has evaluated the impact of adopting ASU 2014-09 and does not expect it to have a material impact on the Company’s financial position or results of operations.

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

As an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within years beginning after December 15, 2019.  Early adoption of the amendments in the update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance, are permitted as of the beginning of the fiscal year of adoption for the following amendment: An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability at fair value in accordance with the fair value option for financial instruments.  An entity should apply the amendments to this update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The Company is continuing to evaluate the impact of adopting this new guidance, but does not expect the adoption of ASU 2016-01 to have a material impact on the Company’s financial position or results of operation.

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

As an emerging growth company, the amendments in ASU 2016‑02 are effective, as an emerging growth company, beginning after December 15, 2019, and for interim periods for years beginning after January 1, 2020.  The Company is continuing to evaluate the impact of adopting this new guidance, but it does not expect the adoption to have a material impact on the Company’s financial position or results of operations.

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

As an emerging growth company, the amendments in ASU 2016‑13 are effective for fiscal years beginning after December 15, 2021,  and interim periods within those fiscal years beginning after December 15, 2021.   However, the FASB is considering a proposal to delay such effective dates by one year for certain companies, including the Company if it remains an emerging growth company until such time.  The Company has established a cross-functional committee that is developing a project plan to review modeling data currently available and technology needed to ensure compliance of this standard.  The committee has selected a vendor to assist in generating specific loan level details within our core systems, as well as compiling peer and industry data that would be useful in our modeling forecasts. While the Company generally expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, the Company cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial statements.  Management continues to recognize that the implementation of this ASU may increase the balance of the allowance for loan losses and is continuing to evaluate the potential impact on the Company’s financial position and results of operations.

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

Merchants Bancorp

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at June 30, 2019 and results of operations for the three and six months ended June 30, 2019 and 2018, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this Form 10-Q.

The words “the Company,” “we,” “our” and “us” refer to Merchants Bancorp and its consolidated subsidiaries, unless we indicate otherwise.

Overview

We are a diversified bank holding company headquartered in Carmel, Indiana and registered under the Bank Holding Company Act of 1956, as amended. We currently operate in and service multiple lines of business, including multi-family housing, mortgage warehouse financing, retail and correspondent residential mortgage banking, agricultural lending and traditional community banking.

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

Financial Condition

As of June 30, 2019, we had approximately $5.3 billion in total assets, $4.7 billion in deposits, and $515.0 million in total shareholders’ equity. Total assets as of June 30, 2019, included approximately $460.9 million of cash and cash equivalents, $1.9 billion of loans held for sale and $2.4 billion of loans held for investment. It also includes $101.5 million of trading securities that represent pre-sold multi-family rental real estate loan originations in primarily Government National Mortgage Association (“GNMA”) mortgage backed securities pending settlements that typically occur within 30 days. There are $261.5 million of available for sale securities that are match funded with related custodial deposits. There are restrictions on the types of securities, as these are funded by certain custodial deposits where we set the cost of deposits based on the yield of the related securities. Mortgage servicing rights were $74.6 million at June 30, 2019 based on the fair value of the multi-family rental real estate loan servicing, which are primarily GNMA servicing rights with 10-year call protection.

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Total Assets.    Total assets increased $1.4 billion, or 36%, to $5.3 billion at June 30, 2019 from $3.9 billion at December 31, 2018. The increase was due primarily to increases in loans held for sale of $1.1 billion, net loans receivable of $302.5 million, and cash of $124.4 million, which were partially offset by decreases in available for sale securities of $69.6 million and trading securities of $61.9 million.

Cash and Cash Equivalents.   Cash and cash equivalents increased $124.4 million, or 37%, to $460.9 million at June 30, 2019 from $336.5 million at December 31, 2018.  The increase reflected cash levels consistent with balance sheet growth.

Trading Securities.    Trading securities decreased $61.9 million, or 38%, to $101.5 million at June 30, 2019, from $163.4 million at December 31, 2018. The trading securities represent loans that our banking subsidiary, Merchants Bank, has funded and are held pending settlement, primarily as GNMA mortgage-backed securities with a firm investor commitment to purchase the securities.

Merchants Bancorp

Securities Available-for-Sale.    Investment securities available-for-sale decreased $69.6 million, or 21%, to $261.5 million at June 30, 2019 from $331.1 million at December 31, 2018. The decrease in securities available-for-sale was primarily due to calls, maturities, sales, and repayments of securities totaling $195.2 million during the period, partially offset by purchases of $124.3 million.  Our available for sale portfolio is funded with escrow deposits related to our multifamily mortgage GNMA servicing portfolio.  These deposits must be either FDIC insured or invested in federal agency securities.  The decline in available for sale securities compared with December 31, 2018 reflects a continuation of our strategy to increase the use of FDIC insurance for the deposits, as opposed to securities, which can be a more efficient approach to deploying deposits for the Company.

The available for sale securities are funded by, and paired with interest rates on escrow custodial deposits held at the Company on loans serviced by us. This portfolio of securities is structured to achieve a favorable interest rate spread.

Federal Home Loan Bank (“FHLB”) stock.    FHLB stock increased $10.8 million, or 136%, to $18.8 million at June 30, 2019 from $8.0 million at December 31, 2018. The increase in FHLB stock was due primarily to the additional borrowing that allows us to manage our liquidity and funding costs more effectively.  Additional stock purchases are required by the FHLB in order to facilitate increased borrowing capacity.

Loans Held for Sale.    Loans held for sale, comprised primarily of single-family residential real estate loan participations in our mortgage warehouse segment, increased $1.1 billion, or 130%, to $1.9 billion at June 30, 2019 from $832.5 million at December 31, 2018. The increase in loans held for sale was primarily due to significant growth in our mortgage warehouse business, resulting from lower mortgage interest rates that increased our origination volume in the single-family mortgage market.

Loans Receivable, Net.    Loans receivable, net, which are comprised of loans held for investment, increased  $302.5 million, or 15%, to $2.3 billion at June 30, 2019 compared to December 31, 2018. The increase in net loans was comprised primarily of:

•	an increase of $199.1 million, or 59%, in mortgage warehouse lines of credit, to $536.4 million at June 30, 2019,
•	an increase of $87.4 million, or 10%, in multi-family and healthcare financing loans, to $1.0 billion at June 30, 2019,
•	an increase of $16.1 million, or 5%, in commercial and commercial real estate loans, to $315.3 million at June 30, 2019.

The growth in mortgage warehouse lines of credit was substantially higher than the industry reported. There was a 4% industry increase in single-family residential loan volumes from the six months ended June 30, 2018 to the six months ended June 30, 2019, according to the Mortgage Bankers Association. This compares to the 36% increase in mortgage warehouse volumes we reported during the same period.  The increase in multi-family and commercial loans was also due to higher origination volume during the six months ended June 30, 2019.

Mortgage Servicing Rights.    Mortgage servicing rights decreased $3.3 million, or 4%, to $74.6 million at June 30, 2019 compared to December 31, 2018. During the six months ended June 30, 2019, additions included originated and purchased servicing of $3.3 million.  These increases were offset by a reduction for paydowns of $2.2 million and a fair value decrease of $4.4 million.  Mortgage servicing rights are recognized in connection with sales of multi-family loans when we retain servicing of the sold loans, as well as upon purchases of loan servicing portfolios. The mortgage servicing rights are recorded and carried at fair value.  The fair value decrease recorded during the six months ended June 30, 2019 was driven primarily by the decline in multi-family mortgage rates that increased borrower prepayment assumptions.  Further decreases in interest rates could result in additional reductions to fair market values.  The opposite could occur if interest rates increase.

Merchants Bancorp

Deposits.    Deposits increased $1.4 billion, or 44%, to $4.7 billion at June 30, 2019 compared with December 31, 2018.  The increase was primarily due to our higher use of brokered certificates of deposits to support the significant growth in warehouse loans and to match the expected duration.

Certificates of deposit accounts increased $1.1 billion, or 155%, to $1.7 billion at June 30, 2019, while demand deposits increased $268.6 million, or 17%, to $1.8 billion at June 30, 2019, and savings deposits increased $100.5 million, or 10%, to $1.1 billion at June 30, 2019.

Brokered certificates of deposit accounts increased $1.0 billion, to $1.6 billion at June 30, 2019 from $578.5 million at December 31, 2018. Brokered savings deposits increased $100.8 million, or 92%, to $210.4 million at June 30, 2019 from $109.6 million at December 31, 2018.    Brokered demand accounts decreased by $100.0 million, or 33%, to $200.1 million at June 30, 2019 compared to December 31, 2018.  In total, brokered deposits increased $1.0 billion, or 102%, to $2.0 billion at June 30, 2019, from $988.2 million at December 31, 2018.  Brokered deposits represented 43% of total deposits at June 30, 2019, compared with 31% at December 31, 2018.

Interest-bearing deposits increased $1.4 billion, or 46%, to $4.5 billion at June 30, 2019, and noninterest-bearing deposits increased $9.6 million, or 5%, to $192.5 million at June 30, 2019 from $182.9 million at December 31, 2018.

Borrowings.    Borrowings totaled $62.2 million at June 30, 2019, a decrease of $133.2 million, or 68%, from December 31, 2018.  The decrease reflected a shift towards utilizing more brokered deposits to appropriately match the duration of the new loans established during the period.

Total Shareholders’ Equity.    Total shareholders’ equity increased $93.8 million, or 22%, to $515.0 million at June 30, 2019 from $421.2 million at December 31, 2018. The increase resulted primarily from the issuance of $72.1 million in preferred stock and net income of $27.0 million, which was partially offset by dividends paid on common and preferred shares of $4.0 million and $2.6 million, respectively, during the period.

Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018

General.    Net income for the three months ended June 30, 2019 was $16.4 million, an increase of $787,000, or 5%, from net income of $15.7 million for the three months ended June 30, 2018. The increase was primarily due to a $6.6 million increase in net interest income after the provision for loan losses, which was partially offset by a $3.9 million increase in non-interest expense and a $1.8 million decrease in noninterest income.

Net Interest Income.     Net interest income increased $5.7 million, or 26%, to $27.9 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was due to the overall growth in our interest-earning assets period to period and a 19 basis point increase in our interest rate spread, to 2.22%, for the three months ended June 30, 2019 from 2.03% for the three months ended June 30, 2018. Our net interest margin decreased to 2.49% for the three months ended June 30, 2019 from 2.51% for the three months ended June 30, 2018.

Interest Income.    Interest income increased $14.6 million, or 43%, to $48.8 million for the three months ended June 30, 2019, compared with the three months ended June 30, 2018. This increase was primarily attributable to a $13.6 million increase in interest on loans and loans held for sale, a $504,000 increase in interest on other interest-earning deposits, and a $478,000 increase in interest on trading securities.

The average balance of loans, including loans held for sale, during the three months ended June 30, 2019 increased $1.1 billion, or 46%, to $3.6 billion from $2.5 billion for the three months ended June 30, 2018, while the average yield on loans increased  4 basis points, to 4.75%, for the three months ended June 30, 2019, compared to 4.71% for the three months ended June 30, 2018.  The increase was primarily driven by higher loan volume in our mortgage warehouse segment as a result of lower mortgage rates.

Merchants Bancorp

The average balance of other interest-earning assets decreased $77.1 million, or 15%, to $440.5 million for the three months ended June 30, 2019 from $517.6 million for the three months ended June 30, 2018, while the average yield increased 92 basis points to 2.64% for the three months ended June 30, 2019.

The average balance of taxable securities available-for-sale decreased $140.9 million, or 35%, to $267.0 million for the three months ended June 30, 2019, compared with $407.9 million for the three months ended June 30, 2018, and the average yield increased 62 basis points to 2.22% for the three months ended June 30, 2019.

The average balance of trading securities increased $18.5 million, or 11%, to $194.4 million for the three months ended June 30, 2019, compared to $175.9 million for the three months ended June 30, 2018, while the average yield increased 66 basis points to 4.06% for the three months ended June 30, 2019.

Interest Expense.    Total interest expense increased $8.9 million, or 75%, to $20.8 million for the three months ended June 30, 2019, compared with the three months ended June 30, 2018.

Interest expense on deposits increased $9.6 million, or 99%, to $19.3 million for the three months ended June 30, 2019 from the three months ended June 30, 2018. The increase was primarily attributable to a $1.3 billion, or 49%, increase in the average balance of interest-bearing deposits for the three months ended June 30, 2019, and a 51 basis point increase in the average cost of interest-bearing deposits, to 2.04% for the three months ended June 30, 2019 from 1.53% for the same period in 2018. The increase in the cost of deposits was primarily due to growth in the volume of interest-bearing checking accounts and certificates of deposits, as well as the overall increase in interest rates from period to period.

Interest expense on borrowings decreased $681,000, or 31%, to $1.5 million for the three months ended June 30, 2019 from $2.2 million for the three months ended June 30, 2018. The decrease was primarily due to a 747 basis point decrease in the 5.10% average cost of borrowings for the three months ended June 30, 2019 compared to 12.57% for the three months ended June 30, 2018, partially offset by a $48.2 million, or 69%, increase in the average balance of borrowings outstanding.  The lower cost of borrowings was primarily due to the repayment of $30 million of subordinated debt associated with the acquisition of NattyMac assets on December 31, 2018.  Our short-term subordinate debt instruments have carried a higher cost than our other categories of borrowing, as they include a variable interest rate equal to the one-month LIBOR rate plus an applicable margin. Additionally, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated.   As a result of these payments, cost of borrowings increased from a base rate of 3.31% and 4.38%, to an effective rate of 5.1% and 12.57% for the three months ended June 30, 2019 and 2018, respectively.

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

	Three Months Ended June 30,
	2019			2018
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest-bearing deposits, and other	$440,502	$2,899	2.64%	$517,594	$2,219	1.72%
Securities available for sale - taxable	266,950	1,477	2.22%	407,896	1,625	1.60%
Securities available for sale - tax exempt	9,052	53	2.35%	—	—	—%
Trading securities	194,411	1,967	4.06%	175,876	1,489	3.40%
Loans and loans held for sale	3,580,620	42,365	4.75%	2,451,061	28,790	4.71%
Total interest-earning assets	4,491,535	48,761	4.35%	3,552,427	34,123	3.85%
Allowance for loan losses	(13,466)			(9,986)
Noninterest-earning assets	183,069			141,784
Total assets	$4,661,138			$3,684,225

Liabilities/Equity:
Interest-bearing checking	$1,527,971	7,567	1.99%	$783,798	3,285	1.68%
Savings deposits	144,315	81	0.23%	264,343	190	0.29%
Money market	959,296	4,725	1.98%	796,217	3,265	1.64%
Certificates of deposit	1,174,106	6,971	2.38%	708,525	3,001	1.70%
Total deposits	3,805,688	19,344	2.04%	2,552,883	9,741	1.53%
Borrowings	117,647	1,495	5.10%	69,430	2,176	12.57%
Total interest-bearing liabilities	3,923,335	20,839	2.13%	2,622,313	11,917	1.82%
Noninterest-bearing deposits	194,530			643,334
Noninterest-bearing liabilities	47,484			29,509
Total liabilities	4,165,349			3,295,156
Equity	495,789			389,069
Total liabilities and equity	$4,661,138			$3,684,225
Net interest income		$27,922			$22,206
Interest rate spread			2.22%			2.03%
Net interest-earning assets	$568,200			$930,114
Net interest margin			2.49%			2.51%
Average interest-earning assets to average interest-bearing liabilities			114.48%			135.47%

Provision for Loan Losses.    We recorded a provision for loan losses of $105,000 for the three months ended June 30, 2019, a decrease of $893,000, over the three months ended June 30, 2018.  The decrease reflected increases for loan growth that were offset by improvement in loss expectations for our multi-family loan portfolio based on historical loss experience.  The allowance for loan losses was $12.6 million, or 0.53% of total loans, at June 30, 2019, compared to $12.7 million, or 0.62% of total loans, at December 31, 2018 and $10.6 million, or 0.58%, at June 30, 2018.

Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $3.8 million at June 30, 2019, compared to $2.4 million at December 31, 2018 and $4.3 million at June 30, 2018. The increase compared to December 31, 2018 reflected higher delinquencies in residential real estate loans, primarily related to the probate of the

Merchants Bancorp

estate of a deceased borrower, from which we anticipate full repayment. Special Mention (Watch) loans were $57.8 million at June 30, 2019, compared to $90.6 million at December 31, 2018 and $52.4 million at June 30, 2018.   The decrease compared to December 31, 2018 primarily reflected the completion of certain construction projects with cost over-runs that were funded by the borrowers.  Classified (substandard, doubtful and loss) loans were $13.8 million at June 30, 2019, $11.2 million at December 31, 2018 and $9.4 million at June 30, 2018.  Total loans greater than 30 days past due were $5.6 million at June 30, 2019, $3.2 million at December 31, 2018 and $8.2 million at June 30, 2018. The increase compared to December 31, 2018 primarily related to the probate of the estate of a deceased borrower.

We had $857,000 of charge-offs during the three months ended June 30, 2019. For the three months ended June 30, 2018 we had $146,000 of charge-offs and $31,000 in recoveries.    The higher charge-offs in 2019 related to two loans, reflecting a borrower losing its primary sources of revenue, as opposed to general weakening in credit quality.

As a percentage of nonperforming loans, the allowance for loan losses was 331.5% at June 30, 2019 compared to 526.9% at December 31, 2018 and 245.0% at June 30, 2018.  The decrease compared to December 31, 2018 was primarily due to the increase in nonperforming loans associated with the probate of the estate of a deceased borrower.

Noninterest Income.    Noninterest income decreased $1.8 million, or 15%, to $9.9 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The decrease was primarily due to a decrease of $4.1 million in net loan servicing fees, partially offset by an increase of $1.3 million in gain on sale of loans.  The decrease in loan servicing fees reflected a $2.9 million decrease in the fair value of mortgage servicing rights for the three months ended June 30, 2019, compared with an increase of $1.8 million for the three months ended June 30, 2018.

Noninterest Expense.    Noninterest expense increased $3.9 million, or 33%, to $15.9 million for the three months ended June 30, 2019 compared with $12.0 million for the three months ended June 30, 2018. The increase was due primarily to a $2.7 million, or 37% increase in salaries and employee benefits. The increase in salaries and employee benefits was due primarily to an increase in the number of employees resulting from business growth and acquisitions that closed during the fourth quarter of 2018. The efficiency ratio was 42.1% in the three months ended June 30, 2019, compared with 35.5%  for the three months ended June 30, 2018.

Income Taxes.    Income tax expense increased $142,000, or 3%, to $5.3 million for the three months ended June 30, 2019 from the three months ended June 30, 2018. The increase was due primarily to the 4%  increase in pretax income period to period. The effective tax rate was 24.5% for the three months ended June 30, 2019 and 24.9% for the three months ended June 30, 2018.

Comparison of Operating Results for the Six Months Ended June 30, 2019 and 2018

General.    Net income for the six months ended June 30, 2019 was $27.0 million, a decrease of $3.7 million, or 12%, from net income of $30.7 million for the six months ended June 30, 2018. The decrease was due primarily to a $9.4 million decrease in noninterest income and a $6.7 million increase in noninterest expenses, partially offset by a $9.7 million increase in net interest income and a $1.0 million decrease in the provision for income taxes.

Net Interest Income.     Net interest income increased $9.7 million, or 23%, to $52.1 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was due to a 29 basis point increase in our interest rate spread, to 2.34%, for the six months ended June 30, 2019 from 2.05% for the six months ended June 30, 2018, coupled with the overall growth in our interest-earning assets period to period. Our net interest margin increased to 2.62% for the six months ended June 30, 2019 from 2.51% for the six months ended June 30, 2018.

Interest Income.    Interest income increased $25.3 million, or 40%, to $88.4 million for the six months ended June 30, 2019 compared with the six months ended June 30, 2018. This increase was primarily attributable to a $23.4 million increase in interest on loans and loans held for sale.

Merchants Bancorp

The average balance of loans, including loans held for sale, during the six months ended June 30, 2019 increased $816.4 million, or 35%, to $3.2 billion from $2.3 billion for the six months ended June 30, 2018, while the average yield on loans increased 31 basis points to 4.89% for the six months ended June 30, 2019 compared to 4.58% for the six months ended June 30, 2018. The increase in the average yield on loans was due to the overall increase in interest rates in the economy period to period.

The average balance of trading securities increased $3.5 million, or 2%, to $152.2 million for the six months ended June 30, 2019 compared to $148.6 million for the six months ended June 30, 2018, while the average yield increased 63 basis points to 3.99% for the six months ended June 30, 2019.

The average balance of other interest-earning assets decreased $82.3 million, or 17%, to $405.3 million for the six months ended June 30, 2019 from $487.6 million for the six months ended June 30, 2018, while the average yield increased 100 basis points to 2.70% for the six months ended June 30, 2019.

The average balance of taxable securities available-for-sale decreased $132.4 million, or 32%, to $279.7 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, and the average yield increased 63 basis points to 2.18% for the six months ended June 30, 2019.

Interest Expense.    Total interest expense increased $15.5 million, or 75%, to $36.4 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Interest expense on deposits increased $16.8 million, or 100%, to $33.6 million for the six months ended June 30, 2019 from the six months ended June 30, 2018. The increase was primarily due to an increase in the average balance of interest-bearing deposits of $993.3 million, or 41%, to $3.4 billion for the six months ended June 30, 2019, and a 59 basis point increase in the average cost of interest-bearing deposits, to 2.00% for the six months ended June 30, 2019 from 1.41% for the same period in 2018. The increase in average balances was primarily due to the additional interest-bearing checking accounts and from the increase in brokered certificates of deposit. The increase in the cost of deposits was due to the overall increase in interest rates in the economy period to period.

Interest expense on borrowings decreased $1.3 million, or 31%, to $2.8 million for the six months ended June 30, 2019 from $4.1 million for the six months ended June 30, 2018. The decrease was due primarily to a 671 basis point decrease in the average cost of borrowings to 5.5% for the six months ended June 30, 2019, compared to 12.21% for the six months ended June 30, 2018.  Partially offsetting the decrease in the average cost of borrowing was a $35.5 million, or 53%, increase in the average balance outstanding period to period. The lower cost of borrowings was primarily due to the repayment of $30 million of subordinated debt associated with the acquisition of NattyMac assets on December 31, 2018.  Our short-term subordinated debt instruments have carried a higher cost than our other categories of borrowing, as they include a variable interest rate equal to the one-month LIBOR rate plus an applicable margin. Additionally, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated.   As a result of these payments, the cost of borrowings increased from a base rate of 3.47% and 4.30%, to 5.5% and 12.21% for the six months ended June 30, 2019 and 2018, respectively.

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

	Six Months Ended June 30,
	2019			2018
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest-bearing deposits, and other	$405,315	$5,426	2.70%	$487,581	$4,114	1.70%
Securities available for sale - taxable	279,654	3,028	2.18%	412,058	3,167	1.55%
Securities available for sale - tax exempt	10,747	149	2.80	—	—	—
Trading securities	152,152	3,012	3.99%	148,604	2,478	3.36%
Loans and loans held for sale	3,165,895	76,820	4.89%	2,349,547	53,402	4.58%
Total interest-earning assets	4,013,763	88,435	4.44%	3,397,790	63,161	3.75%
Allowance for loan losses	(13,087)			(9,531)
Noninterest-earning assets	181,527			136,821
Total assets	$4,182,203			$3,525,080

Liabilities/Equity:

Interest-bearing checking	$1,421,941	14,001	1.99%	$714,951	5,710	1.61%
Savings deposits	145,915	161	0.22%	322,722	405	0.25%
Money market	926,235	8,933	1.94%	806,406	6,152	1.54%
Certificates of deposit	897,910	10,476	2.35%	554,614	4,490	1.63%
Total deposits	3,392,001	33,571	2.00%	2,398,693	16,757	1.41%
Borrowings	103,081	2,811	5.50%	67,543	4,090	12.21%
Total interest-bearing liabilities	3,495,082	36,382	2.10%	2,466,236	20,847	1.70%
Noninterest-bearing deposits	174,982			649,773
Noninterest-bearing liabilities	49,445			26,656
Total liabilities	3,719,509			3,142,665
Equity	462,694			382,415
Total liabilities and equity	$4,182,203			$3,525,080
Net interest income		$52,053			$42,314
Interest rate spread			2.34%			2.05%
Net interest-earning assets	$518,681			$931,554
Net interest margin			2.62%			2.51%
Average interest-earning assets to average interest-bearing liabilities			114.84%			137.77%

Provision for Loan Losses.    We recorded a provision for loan losses of $754,000 for the six months ended June 30, 2019, a decrease of $1.7 million, over the six months ended June 30, 2018.  The decrease reflected increases for loan growth that were offset by improvement in loss expectations for our multi-family loan portfolio based on historical loss experience.  The allowance for loan losses was $12.6 million, or 0.53% of total loans, at June 30, 2019, compared to $12.7 million, or 0.62% of total loans, at December 31, 2018 and $10.6 million, or 0.58%, at June 30, 2018.

Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $3.8 million at June 30, 2019, compared to $2.4 million at December 31, 2018 and $4.3 million at June 30, 2018.  The increase compared to

Merchants Bancorp

December 31, 2018 reflected higher delinquencies in residential real estate loans, primarily related to the probate of the estate of a deceased borrower, of which we anticipate full repayment.  Special Mention (Watch) loans were $57.8 million at June 30, 2019, compared to $90.6 million at December 31, 2018 and $52.4 million at June 30, 2018.   The decrease compared to December 31, 2018 primarily reflected the completion of certain construction projects with cost over-runs that were funded by the borrowers.  Classified (substandard, doubtful and loss) loans were $13.8 million at June 30, 2019, $11.2 million at December 31, 2018 and $9.4 million at June 30, 2018.  Total loans greater than 30 days past due were $5.6 million at June 30, 2019, $3.2 million at December 31, 2018 and $8.2 million at June 30, 2018. The increase compared to December 31, 2018 primarily related to the probate of the estate of a deceased borrower.

For the six months ended June 30, 2019, there were $857,000 charge-offs and $3,000 in recoveries.  For the six months ended June 30, 2018 there were $163,000 in charge-offs and $36,000 in recoveries.  The higher charge-offs in 2019 related to two loans, reflecting a borrower losing its primary sources of revenue, as opposed to general weakening in credit quality.

As a percentage of nonperforming loans, the allowance for loan losses was 331.5% at June 30, 2019 compared to 526.9% at December 31, 2018 and 245.0% at June 30, 2018.  The decrease compared to December 31, 2018 was primarily due to the increase in nonperforming loans associated with the probate of the estate of a deceased borrower.

Noninterest Income.    Noninterest income decreased $9.4 million, or 41%, to $13.5 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a $7.0 million decrease in gain on sale of loans and a decrease of $4.1 million in loan servicing fees, partially offset by an $863,000 increase in other income and a $721,000 increase in mortgage warehouse fees.  The gain on sale of loans was  $11.7 million during the six months ended June 30, 2019, compared to $18.7 million in same period of 2018, a decrease of 37%, due primarily to a decrease in the volume of multi-family rental real estate loan sales in the secondary market.  The lower gain on sale was also negatively impacted by loan processing delays caused by the federal government shutdown in January 2019.  The decrease in loan servicing fees for the six months ended June 30, 2019 reflected a $4.4 million decrease in the fair value of mortgage servicing rights, compared to a $913,000 increase for the six months ended June 30, 2018.

Noninterest Expense.    Noninterest expense increased $6.7 million, or 30%, to $29.0 million for the six months ended June 30, 2019 compared to $22.3 million for the six months ended June 30, 2018. The increase was due primarily to a $4.8 million, or 35% increase in salaries and employee benefits, reflecting an increase in the number of employees resulting from business growth and acquisitions that closed during the fourth quarter of 2018. The efficiency ratio was 44.1% for the six months ended June 30, 2019, compared with 34.1% for the six months ended June 30, 2018.

Income Taxes.    Income tax expense decreased $1.0 million, or 10%, to $8.9 million for the six months ended June 30, 2019 from the six months ended June 30, 2018. The decrease was due primarily to a 12%  decrease in pretax income period to period. The effective tax rate was 24.7% for the six months ended June 30, 2019 and 24.3% for the six months ended June 30, 2018.

Our Segments

We operate in three primary segments: Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. We believe that Merchants Bank’s subsidiary, Merchants Capital Corp. (“MCC”), which operates in our Multi-Family Mortgage Banking segment, is one of the largest FHA lenders and GNMA servicers in the country based on aggregate loan principal value.    MCC originated and acquired $786.1 million of loans during the six months ended June 30, 2019.  As of June 30, 2019, MCC also had a $10.7 billion servicing portfolio for banks and investors, including $1.4 billion serviced for Merchants Bank. The servicing portfolio is primarily GNMA loans and is a significant source of our noninterest income and deposits.

Our Mortgage Warehousing segment funds agency eligible loans for non-depository financial institutions from the date of origination or purchase until the date of sale to an investor, which typically takes less than 30 days and is a significant source of our net interest income, loans, and deposits. Mortgage Warehousing has grown to fund over

Merchants Bancorp

$20 billion of loan principal annually since 2015. Mortgage Warehousing also provides commercial loans and collects deposits related to the mortgage escrow accounts of its customers.

The Banking segment includes retail banking, commercial lending, agricultural lending, retail and correspondent residential mortgage banking, and SBA lending. Banking operates primarily in Indiana and Illinois, except for correspondent mortgage banking which, like Multi-family Mortgage Banking and Mortgage Warehousing, is a national business. The Banking segment has a well-diversified customer and borrower base and has experienced significant growth over the past three years. These segments diversify the net income of Merchants Bank and provide synergies across the segments. The strategic opportunities include that MCC loans are funded by Merchants Banking segment and the Banking segment provides GNMA custodial services to MCC. The securities available for sale funded by MCC custodial deposits, as well as loans generated by Merchants Bank, are pledged to the FHLB to provide advance capacity during periods of high residential loan volume for mortgage warehousing. Mortgage Warehousing provides leads to correspondent residential lending in the banking segment. Retail and commercial customers provide cross selling opportunities within the banking segment. These and other synergies form a part of our strategic plan.

For the three months ended June 30, 2019 and 2018, we had total net income of $16.4 million and $15.7 million, respectively, and for the six months ended June 30, 2019 and 2018, we had total net income of $27.0 million and $30.7 million, respectively. Net income for our three segments for the respective periods was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Multi-family Mortgage Banking	$2,517	$4,765	$1,805	$10,249
Mortgage Warehousing	6,320	5,774	10,152	10,404
Banking	8,408	6,485	17,177	12,465
Other	(806)	(1,372)	(2,125)	(2,405)

Total	$16,439	$15,652	$27,009	$30,713

Multi-family Mortgage Banking.    The Multi-family Mortgage Banking segment reported net income for the three months ended June 30, 2019, of $2.5 million, a decrease of $2.2 million, or 47%, from the $4.8 million reported for the three months ended June 30, 2018. The decrease was primarily due to a $2.2 million decrease in noninterest income, primarily associated with a decrease in loan servicing fees, which was partially offset by an increase in gain on sale of loans.   During the three months ended June 30, 2019, loan servicing fees included a $2.9 million negative fair value adjustment to our mortgage service rights asset, compared with a $1.8 million positive adjustment for the three months ended June 30, 2018.  Also contributing to the decrease in net income was a $1.1 million increase in noninterest expense, primarily associated with higher salaries and benefits to support future loan growth, including the recent opening of a new origination office in Chicago.  This was partially offset by an $832,000 decrease in income taxes resulting from lower pre-tax net income. The volume of loans originated and acquired for sale in the secondary market decreased by $115.5 million, or 34%, to $226.4 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

The Multi-family Mortgage Banking segment reported net income for the six months ended June 30, 2019, of $1.8 million, a decrease of $8.4 million, or 82%, from the $10.2 million reported for the six months ended June 30, 2018. The decrease was primarily due to a decrease of $10.0 million in noninterest income associated with decreases in both gain on sale of loans and loan servicing fees.  The lower gain on sale portion of noninterest income was primarily due to lower loan volume during the six months ended June 30, 2019 and was also negatively impacted by the federal government shutdown in January 2019 that resulted in loan processing delays. The lower loan servicing fees portion of noninterest income was due to a $4.4 million negative fair value adjustment to our mortgage servicing rights asset for the six months ended June 30, 2019, compared with a $913,000 positive fair value adjustment for the six months ended June 30, 2018. Also contributing to the decrease in net income for the period was a $1.7 million increase in noninterest expenses primarily associated with higher salaries and benefits to support future loan growth, including the recent

Merchants Bancorp

opening of a new origination office in Chicago. Partially offsetting the decreases in net income was a $2.9 million decrease in income taxes associated with the lower pre-tax net income.  The volume of loans originated and acquired for sale in the secondary market decreased by $333.4 million, or 57%, to $250.8 million for the six months ended June 30, 2019, compared with the six months ended June 30, 2018.

Mortgage Warehousing.    The Mortgage Warehousing segment reported net income for the three months ended June 30, 2019, of $6.3 million, an increase of $546,000, or 9%, over the $5.8 million reported for the three months ended June 30, 2018. The increase was primarily due to a $1.1 million, or 12%, increase in net interest income, primarily associated with the significant growth in loans receivable and loans held for sale.    The higher origination volume in the single-family mortgage market was primarily attributable to lower mortgage interest rates and the recently added capital has given the company more capacity to manage capital balances within the well-capitalized classification. The volume of loans funded during the three months ended June 30, 2019 amounted to $9.5 billion, an increase of $3.7 billion, or 63%, compared to the same period in 2018. This compared favorably to the 11% industry growth in single-family residential loan volumes from the three months ended June 30, 2018 to the three months ended June 30, 2019, according to the Mortgage Bankers Association. Further interest rate cuts could lead to additional growth in these markets as borrowers seek funding and refinancing opportunities.  Also contributing to the growth in net income was a $457,000 increase in noninterest income that was offset by a $605,000 increase in noninterest expenses for salaries and benefits of additional employees associated with an acquisition that were not included in the three months ended June 30, 2018, and to support planned business growth. A $373,000 increase in income taxes associated with a 12% increase in pe-tax net income also partially offset the increase in net income during the period.

    The Mortgage Warehousing segment reported net income for the six months ended June 30, 2019, of $10.2 million, a decrease of $252,000, or 2%, over the six months ended June 30, 2018. The decrease was primarily due to a $1.2 million increase in noninterest expenses for salaries and benefits of additional employees associated with an acquisition that were not included in the six months ended June 30, 2018, and to support planned business growth.  The higher expenses were partially offset by a $724,000 increase in noninterest income, and a $498,000 decrease in provision for loan losses. The volume of loans funded during the six months ended June 30, 2019 amounted to $14.9 billion, an increase of $4.0 billion, or 36%, compared to the same period in 2018. This compared favorably to the 4% industry increase in single-family residential loan volumes from the six months ended June 30, 2018 to the six months ended June 30, 2019, according to the Mortgage Bankers Association.

Banking.    The Banking segment reported net income for the three months ended June 30, 2019 of $8.4 million, an increase of $1.9 million, or 30%, over the three months ended June 30, 2018. The increase was primarily due to a $3.1 million increase in net interest income and a $936,000 decrease in the provision for loan losses associated with improved loan loss risk factors in our multi-family loan portfolio.  Partially offsetting these increases in net interest income was a $1.4 million increase in noninterest expenses that reflected higher salaries and benefits for additional employees associated with an acquisition that were not included in the three months ended June 30, 2018. Also partially offsetting the higher net interest income was a $818,000 increase in income taxes related to the 33% increase in pre-tax net income. The results of FMNBP in the Banking segment during the three months ended June 30, 2019 did not make a material contribution to the increase in net income compared to the three months ended June 30, 2018.

The Banking segment reported net income for the six months ended June 30, 2019, of $17.2 million, an increase of $4.7 million, or 38%, over the $12.5 million reported for the six months ended June 30, 2018. The increase was primarily due to a $7.4 million increase in net interest income and a $1.2 million decrease in the provision for loan losses associated with improved loan loss risk factors in our multi-family loan portfolio.    Partially offsetting the increase in net interest income was a $2.3 million increase in noninterest expense associated with higher salaries and employee benefits that reflected additional employees associated with an acquisition that were not included in the prior period, as well as a $1.9 million increase in income taxes, reflecting a 40% increase in pre-tax net income.

Merchants Bancorp

Liquidity and Capital Resources

Our primary sources of funds are business and consumer deposits, escrow and custodial deposits, principal and interest payments on loans, and proceeds from sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash, short-term investments, including interest-bearing demand deposits, trading securities and loans held for sale. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $(983.4) million and $77.6 million for the six months ended June 30, 2019 and 2018, respectively. Net cash provided by (used in) investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $(253.3) million and $(407.2) million for the six months ended June 30, 2019 and 2018, respectively. Net cash provided by financing activities, which is comprised primarily of net change in deposits and borrowings, was $1.4 billion and $322.5 million for the six months ended June 30, 2019 and 2018, respectively.

At June 30, 2019, we had outstanding commitments to originate loans of $601.5 million, unused lines of credit of $158.6 million and outstanding letters of credit of $16.0 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2019 totaled $1.7 billion. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. At June 30, 2019, based on available collateral and our ownership of FHLB stock we had access to additional FHLB advances of up to $648.5 million.    Our line of credit with Huntington National Bank had a balance of $25 million at June 30, 2019 and was paid off in its entirety in July 2019. The line of credit matures on August 29, 2019 and we do not anticipate any borrowing prior to maturity or renewing the loan agreement.

At June 30, 2019,  Merchants Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $504.2 million, or 11.3% of adjusted total assets, which is above the required level of $178.9 million, or 4.0%; total risk-based capital of $516.4 million, or 11.6% of risk-weighted assets, which is above the required level of $357.6 million, or 8.0%; and common equity Tier 1 capital of $504.2 million, or 11.3% of risk-weighted assets, which is above the required level of $201.1 million, or 4.5% of risk-weighted assets. Accordingly,  Merchants Bank was categorized as well capitalized at June 30, 2019. Management is not aware of any conditions or events since the most recent notification that would change Merchants Bank’s category.

At June 30, 2019,  FMBI exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $18.9 million, or 11.7% of adjusted total assets, which is above the required level of $6.5 million, or 4.0%; total risk-based capital of $19.3 million, or 15.6% of risk-weighted assets, which is above the required level of $9.9 million, or 8.0%; and common equity Tier 1 capital of $18.9 million, or 15.2% of risk-weighted assets, which is above the required level of $5.6 million, or 4.5% of risk-weighted assets. Accordingly,  FMBI was categorized as well capitalized at June 30, 2019. Management is not aware of any conditions or events since the most recent notification that would change FMBI’s category.

At June 30, 2019, the Company exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $478.6 million, or 10.3% of adjusted total assets, which is above the required level of $185.0 million, or 4.0%; total risk-based capital of $491.2 million, or 10.7% of risk-weighted assets, which is above the required level of $367.6 million, or 8.0%; and common equity Tier 1 capital of $364.9 million, or 7.9% of risk-weighted assets, which is above the required level of $206.8 million, or 4.5% of risk-weighted assets. Management is not aware of any conditions or events since the most recent notification that would change the Company’s category.

On November 21, 2017, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation finalized a joint proposal and adopted a final rule (the

Merchants Bancorp

“Transitions Rule”) pursuant to which the current regulatory capital treatment for mortgage servicing rights (“MSRs”), certain temporary difference deferred tax assets, and significant investments in the capital of unconsolidated financial institutions will be indefinitely extended in anticipation of a subsequent notice of proposed rulemaking by such regulators to simplify the regulatory capital treatment of such items (the “Simplification Rule”). The extension of the capital rules with respect to MSRs is the only portion of the Transitions Rule that is material to the Company.

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

On July 9, 2019, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation finalized and adopted the final Simplification Rule. Under the existing rules, including the Transitions Rule, mortgage servicing rights, net of related deferred tax liabilities, that are in excess of 10% of common equity or when combined with certain other deduction items are in excess of 15% of common equity are deducted from Common Equity Tier 1 capital.  Under the Simplification Rule, this threshold will be raised to 25% of common equity, which we expect to benefit the Company because it will reduce the deductions to capital that have traditionally been required. However, the Company will be required to risk-weight the non-deducted portion of its MSRs at 250%. The Simplification Rule will go into effect and the Transitions Rule will cease to be effective on April 1, 2020.

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

Merchants Bancorp

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

We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results reflect the analysis used quarterly by management. It models gradual -200, -100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period. The following table presents NII at Risk for Merchants Bank as of June 30, 2019 and December 31, 2018.

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200
	(Dollars in thousands)
June 30, 2019:
Dollar change	$(34,561)	$(18,202)	$17,346	$34,441
Percent change	(23.5)%	(12.4)%	11.8%	23.5%

December 31, 2018:
Dollar change	$(25,230)	$(11,716)	$11,225	$22,407
Percent change	(24.1)%	(11.2)%	10.7%	21.4%

Our interest rate risk management policy limits the change in our net interest income to 20% for a +/- 100 basis point move in interest rates, and 30% for a +/- 200 basis point move in rates. At June 30, 2019 we estimated that we are within policy limits set by our Board of Directors for the -200, -100, +100, and +200 basis point scenarios. The results reported as of June 30, 2019 show an asset sensitive position.

Merchants Bancorp

The EVE results for Merchants Bank included in the table below reflect the analysis used quarterly by management. It models immediate -200, -100, +100 and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200
	(Dollars in thousands)
June 30, 2019:
Dollar change	$(4,524)	$(1,410)	$(341)	$(2,550)
Percent change	(0.9)%	(0.3)%	(0.1)%	(0.5)%

December 31, 2018:
Dollar change	$4,746	$3,193	$(4,622)	$(9,757)
Percent change	1.1%	0.8%	(1.1)%	(2.3)%

Our interest rate risk management policy limits the change in our EVE to 15% for a +/- 100 basis point move in interest rates, and 20% for a +/- 200 basis point move in rates. We are within policy limits set by our board of directors for the -200, -100, +100 and +200 basis point scenarios. The EVE reported at June 30, 2019 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective.

(b)        Changes in internal control.

There have been no changes in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Merchants Bancorp

Part II

Other Information

ITEM 1.       Legal Proceedings

None.

ITEM 1A.    Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On June 27, 2019 the Company issued an additional 874,000 shares of its 7.00% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, without par value (“Series A Preferred Stock”), and with a liquidation preference of $25.00 per share, for aggregate proceeds of $21.85 million.  No underwriter or placement agent was involved in this private placement and the Company did not pay any brokerage or underwriting fees or discounts in connection with the issuance of such shares.  The shares were purchased primarily by related parties, including Michael Petrie, our Chairman and Chief Executive Officer; Randall Rogers, Vice Chairman and a director of the Company and members of his family; Michael Dury, President of MCC; and other accredited investors. Based in part on the representations of the investors as to their status as accredited investors under Rule 501 of Regulation D under the Securities Act of 1933 (the “Securities Act”), the Company offered and sold the shares of Series A Preferred Stock without registration, in reliance on the exemption from registration under the Securities Act for transactions not involving a public offering pursuant to Section 4(a)(2) under the Securities Act and Rule 506(b) of Regulation D.

.

ITEM 3.       Defaults Upon Senior Securities

None.

ITEM 4.       Mine Safety Disclosures

Not applicable.

ITEM 5.       Other Information

None.

ITEM 6.       Exhibits

Exhibit
Number	Description

3.1

First Amended and Restated Articles of Incorporation of Merchants Bancorp. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333- 220623) filed on September 25, 2018)

3.2

Articles of Amendment to the First Amended and Restated Articles of Incorporation dated March 27, 2019 designating the 7.00% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock. (incorporated by reference to Exhibit 3.2 of the registration statement on Form 8-A filed on March 28, 2019)

3.3	Second Amended and Restated By-Laws of Merchants Bancorp. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 20, 2018)

10.1

Loan Agreement between Merchants Bancorp and The Huntington National Bank effective September 24, 2012 (incorporated by reference to Exhibit 10.1 of the registration statement on Form S-1, filed on September 25, 2017).

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

(g) Seventh Loan Modification Agreement by and among The Huntington National Bank, Merchants Bancorp, and Providence Bank effective as of June 1, 2018 (incorporated by reference to Exhibit 10.1 (g) of Form 10-K for the year ended December 31, 2018, filed on March 15, 2019).

(h) Eighth Loan Modification Agreement by and among The Huntington National Bank, Merchants Bancorp, and Providence Bank effective as of May 31, 2019.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Merchants Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Merchants Bancorp

Date:	August 9, 2019	By:	/s/ Michael F. Petrie
Michael F. Petrie
Chairman & Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2019	By:	/s/ John F. Macke
John F. Macke Chief Financial Officer
(Principal Financial & Accounting Officer)