Form 10-Q
period 2019-09-30
Merchants Bancorp
filed 2019-11-08
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 001-38258	MERCHANTS BANCORP
(Exact name of registrant as specified in its charter)

Indiana	20‑5747400
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

410 Monon Blvd. Carmel, Indiana	46032
(Address of principal executive office)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.).
Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value Series A Preferred Stock, without par value Depositary Shares, each representing a 1/40th interest in a share of Series B Preferred Stock, without par value	MBIN MBINP MBINO	NASDAQ NASDAQ NASDAQ

As of November 5, 2019, the latest practicable date, 28,706,438 shares of the registrant’s common stock, without par value, were issued and outstanding.

Merchants Bancorp

Part I – Financial Information

Item 1. Financial Statements

Merchants Bancorp

Condensed Consolidated Balance Sheets

September 30, 2019 (Unaudited) and December 31, 2018

(In thousands, except share data)

	September 30,	December 31,
	2019	2018
Assets
Cash and due from banks	$15,614	$25,855
Interest-earning demand accounts	349,362	310,669
Cash and cash equivalents	364,976	336,524
Securities purchased under agreements to resell	6,760	6,875
Trading securities	227,914	163,419
Available for sale securities	308,673	331,071
Federal Home Loan Bank (FHLB) stock	18,808	7,974
Loans held for sale (includes $23,357 and $11,886, respectively at fair value)	2,498,538	832,455
Loans receivable, net of allowance for loan losses of $13,705 and $12,704, respectively	2,742,088	2,045,423
Premises and equipment, net	29,211	15,136
Mortgage servicing rights	71,989	77,844
Interest receivable	18,780	13,827
Goodwill	15,574	17,477
Intangible assets, net	4,182	3,542
Other assets and receivables	29,693	32,596
Total assets	$6,337,186	$3,884,163
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$198,843	$182,879
Interest-bearing	5,300,806	3,048,207
Total deposits	5,499,649	3,231,086
Borrowings	159,673	195,453
Other liabilities	48,425	36,387
Total liabilities	5,707,747	3,462,926
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 50,000,000 shares
Issued and outstanding - 28,706,438 shares at September 30, 2019 and 28,694,036 shares at December 31, 2018	135,507	135,057
Preferred stock, without par value - 5,000,000 total shares authorized
8% Preferred stock - $1,000 per share liquidation preference
Authorized - 50,000 shares
Issued and outstanding - 41,625 shares	41,581	41,581
7% Series A Preferred stock - $25 per share liquidation preference
Authorized - 3,500,000 shares
Issued and outstanding - 2,081,800 shares	50,245	—
6% Series B Preferred stock - $1,000 per share liquidation preference
Authorized - 125,000 shares
Issued and outstanding - 125,000 shares (equivalent to 5,000,000 depositary shares)	120,863	—
Retained earnings	280,551	244,909
Accumulated other comprehensive income (loss)	692	(310)
Total shareholders' equity	629,439	421,237
Total liabilities and shareholders' equity	$6,337,186	$3,884,163

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Income (Unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018

(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest Income
Loans	$52,779	$32,056	$129,599	$85,458
Investment securities:
Trading	1,422	1,299	4,434	3,777
Available for sale - taxable	1,604	1,541	4,632	4,708
Available for sale - tax exempt	68	—	217	—
Federal Home Loan Bank stock	262	87	742	297
Other	3,626	2,594	8,572	6,498
Total interest income	59,761	37,577	148,196	100,738
Interest Expense
Deposits	26,039	11,670	59,610	28,427
Borrowed funds	1,098	2,425	3,909	6,515
Total interest expense	27,137	14,095	63,519	34,942
Net Interest Income	32,624	23,482	84,677	65,796
Provision for loan losses	1,193	617	1,947	3,021
Net Interest Income After Provision for Loan Losses	31,431	22,865	82,730	62,775
Noninterest Income
Gain on sale of loans	8,312	8,825	20,059	27,548
Loan servicing fees, net	(1,410)	1,851	(3,318)	4,084
Mortgage warehouse fees	2,699	778	4,590	1,948
Gains/(losses) on sale of investments available for sale (includes $0, $0, $124, and $0, respectively, related to accumulated other comprehensive earnings reclassifications)	—	—	124	—
Other income	1,251	453	2,931	1,270
Total noninterest income	10,852	11,907	24,386	34,850
Noninterest Expense
Salaries and employee benefits	9,139	7,842	27,671	21,597
Loan expenses	1,248	1,254	3,527	3,512
Occupancy and equipment	994	736	2,816	2,062
Professional fees	508	590	1,500	1,755
Deposit insurance expense	859	269	1,354	751
Technology expense	674	412	1,775	996
Other expense	2,100	1,346	5,834	4,046
Total noninterest expense	15,522	12,449	44,477	34,719
Income Before Income Taxes	26,761	22,323	62,639	62,906
Provision for income taxes (includes $0, $0, $(31) and $0, respectively, related to income tax (expense)/benefit for reclassification items)	6,502	5,584	15,371	15,454
Net Income	$20,259	$16,739	$47,268	$47,452
Dividends on preferred stock	(3,022)	(833)	(5,598)	(2,498)
Net Income Allocated to Common Shareholders	17,237	15,906	41,670	44,954
Basic Earnings Per Share	$0.60	$0.55	$1.45	$1.57
Diluted Earnings Per Share	$0.60	$0.55	$1.45	$1.57
Weighted-Average Shares Outstanding
Basic	28,706,438	28,694,036	28,704,682	28,692,591
Diluted	28,744,953	28,727,822	28,742,911	28,719,740

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income	$20,259	$16,739	$47,268	$47,452
Other Comprehensive Income (Loss):
Net change in unrealized gains/(losses) on investment securities available for sale, net of tax (expense)/benefits of $(7), $(58), $(352), and $(15), respectively	52	173	1,095	(48)
Less: Reclassification adjustment for gains/(losses) included in net income, net of tax (expense)/benefits of $0, $0, $(31), and $0, respectively	—	—	93	—
Other comprehensive income (loss) for the period	52	173	1,002	(48)
Comprehensive Income	$20,311	$16,912	$48,270	$47,404

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2019

										Accumulated
										Other
	Common Stock		8% Preferred Stock		7% Preferred Stock		6% Preferred Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance, January 1, 2019	28,694,036	$135,057	41,625	$41,581	—	$—	—	$—	$244,909	$(310)	$421,237
Net income	—	—	—	—	—	—	—	—	10,570	—	10,570
Shares issued for stock compensation plans	10,127	133	—	—	—	—	—	—	—	—	133
Issuance of 7% preferred stock, net of offering expenses of $1,731	—	—	—	—	2,000,000	48,269	—	—	—	—	48,269
Dividends on 8% preferred stock, $20.00 per share	—	—	—	—	—	—	—	—	(833)	—	(833)
Dividends on common stock, $0.07 per share	—	—	—	—	—	—	—	—	(2,009)	—	(2,009)
Other comprehensive income	—	—	—	—	—	—	—	—	—	464	464
Balance, March 31, 2019	28,704,163	$135,190	41,625	$41,581	2,000,000	$48,269	—	$—	$252,637	$154	$477,831
Net income	—	—	—	—	—	—	—	—	16,439	—	16,439
Shares issued for stock compensation plans	2,275	184	—	—	—	—	—	—	—	—	184
Issuance of 7% preferred stock, net of offering expenses of $69	—	—	—	—	955,800	23,826	—	—	—	—	23,826
Dividends on 7% preferred stock, $0.4375 per share	—	—	—	—	—	—	—	—	(911)	—	(911)
Dividends on 8% preferred stock, $20.00 per share	—	—	—	—	—	—	—	—	(832)	—	(832)
Dividends on common stock, $0.07 per share	—	—	—	—	—	—	—	—	(2,010)	—	(2,010)
Other comprehensive income	—	—	—	—	—	—	—	—	—	486	486
Balance, June 30, 2019	28,706,438	$135,374	41,625	$41,581	2,955,800	$72,095	—	$—	$265,323	$640	$515,013
Net income	—	—	—	—	—	—	—	—	20,259	—	20,259
Shares issued for stock compensation plans	—	133	—	—	—	—	—	—	—	—	133
Issuance of 6% preferred stock, net of offering expenses of $4.138	—	—	—	—	—	—	125,000	120,863	—	—	120,863
Repurchase of 7% preferred stock	—	—	—	—	(874,000)	(21,850)	—	—	—	—	(21,850)
Dividends on 6% preferred stock, $7.166667 per share	—	—	—	—	—	—	—	—	(896)	—	(896)
Dividends on 7% preferred stock, $0.4375 per share	—	—	—	—	—	—	—	—	(1,293)	—	(1,293)
Dividends on 8% preferred stock, $20.00 per share	—	—	—	—	—	—	—	—	(833)	—	(833)
Dividends on common stock, $0.07 per share	—	—	—	—	—	—	—	—	(2,009)	—	(2,009)
Other comprehensive income	—	—	—	—	—	—	—	—	—	52	52
Balance, September 30, 2019	28,706,438	$135,507	41,625	$41,581	2,081,800	$50,245	125,000	$120,863	$280,551	$692	$629,439

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2018

(In thousands, except share data)

										Accumulated
										Other
	Common Stock		8% Preferred Stock		7% Preferred Stock		6% Preferred Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance, January 1, 2018	28,685,167	$134,891	41,625	$41,581	—	$—	—	$—	$192,008	$(1,006)	$367,474
Net income	—	—	—	—	—	—	—	—	15,061	—	15,061
Shares issued for stock compensation plans	7,039	50	—	—	—	—	—	—	—	—	50
Dividends on 8% preferred stock, $20.00 per share	—	—	—	—	—	—	—	—	(833)	—	(833)
Dividends on common stock, $0.06 per share	—	—	—	—	—	—	—	—	(1,721)	—	(1,721)
Reclassification of deferred tax asset due to tax reform	—	—	—	—	—	—	—	—	243	(243)	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(318)	(318)
Balance, March 31, 2018	28,692,206	$134,941	41,625	$41,581	—	$—	—	$—	$204,758	$(1,567)	$379,713
Net income	—	—	—	—	—	—	—	—	15,652	—	15,652
Shares issued for stock compensation plans	1,830	11	—	—	—	—	—	—	—	—	11
Dividends on 8% preferred stock, $20.00 per share	—	—	—	—	—	—	—	—	(832)	—	(832)
Dividends on common stock, $0.06 per share	—	—	—	—	—	—	—	—	(1,722)	—	(1,722)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	97	97
Balance, June 30, 2018	28,694,036	134,952	41,625	41,581	—	—	—	—	217,856	(1,470)	$392,919
Net income	—	—	—	—	—	—	—	—	16,739	—	16,739
Shares issued for stock compensation plans	—	69	—	—	—	—	—	—	—	—	69
Dividends on 8% preferred stock, $20.00 per share	—	—	—	—	—	—	—	—	(833)	—	(833)
Dividends on common stock, $0.06 per share	—	—	—	—	—	—	—	—	(1,721)	—	(1,721)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	173	173
Balance, September 30, 2018	28,694,036	$135,021	41,625	$41,581	—	$—	—	$—	$232,041	$(1,297)	$407,346

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2019 and 2018

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities:
Net income	$47,268	$47,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	436	336
Provision for loan losses	1,947	3,021
Gain on sale of securities	(124)	—
Gain on sale of loans	(20,059)	(27,548)
Proceeds from sales of loans	20,483,906	13,387,330
Loans and participations originated and purchased for sale	(22,133,767)	(13,374,161)
Change in mortgage servicing rights for paydowns and fair value adjustments	10,492	1,854
Net change in:
Trading securities	(64,495)	66,721
Other assets and receivables	(4,839)	(4,718)
Other liabilities	9,979	3,441
Other	4,249	1,050
Net cash provided by (used in) operating activities	(1,665,007)	104,778
Investing activities:
Net change in securities purchased under agreements to resell	115	130
Purchases of available-for-sale securities	(382,385)	(36,284)
Proceeds from the sale of available-for-sale securities	31,083	6,431
Proceeds from calls, maturities and paydowns of available-for-sale securities	375,095	171,319
Purchases of loans	(61,848)	(112,219)
Net change in loans receivable	(637,957)	(403,900)
Purchase of Federal Home Loan Bank stock	(14,085)	(233)
Proceeds from sale of Federal Home Loan Bank stock	3,251	218
Proceeds from sale of assets	—	10
Purchases of premises and equipment	(12,273)	(5,440)
Purchases of mortgage servicing rights	—	(790)
Purchase of limited partnership interests	—	(3,005)
Cash received in acquisition of subsidiary	—	6,505
Other investing activities	124	(74)
Net cash used in investing activities	(698,880)	(377,332)
Financing activities:
Net change in deposits	2,268,637	321,931
Proceeds from Federal Home Loan Bank borrowings	6,887,077	536,367
Repayment of Federal Home Loan Bank borrowings	(6,899,275)	(536,379)
Proceeds from notes payable	6,118	9,534
Payments on notes payable	(29,700)	—
Proceeds from issuance of preferred stock	192,958	—
Redemption of preferred stock	(21,850)	—
Dividends	(11,626)	(7,662)
Net cash provided by financing activities	2,392,339	323,791
Net Change in Cash and Cash Equivalents	28,452	51,237
Cash and Cash Equivalents, Beginning of Period	336,524	359,519
Cash and Cash Equivalents, End of Period	$364,976	$410,756
Additional Cash Flows Information:
Interest paid	$54,522	$31,694
Income taxes paid	13,871	13,023
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

The accompanying unaudited condensed consolidated balance sheet of the Company as of December 31, 2018, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018, were prepared in accordance with the instructions for Form 10‑Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2018 in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of September 30, 2019 and the results of operations for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. All interim amounts have not been audited and the results of operations for the three and nine months ended September 30, 2019, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of and for the period ended September 30, 2019 include the Company, and its wholly owned subsidiaries, Merchants Bank, and FMBI.   Also included are Merchants Bank’s wholly owned subsidiaries, MCC, MCC’s wholly owned subsidiary, MCS, Ash Realty, NMF, MMW, and OneTrust Funding, Inc.  The unaudited condensed consolidated financial statements as of and for the period ended September 30, 2018, include the Company and its wholly owned subsidiary, Merchants Bank, and Merchants Bank’s wholly owned subsidiaries, FMBI (after being acquired on January 2, 2018 and excluding results from FMNBP, which was acquired on October 1, 2018), MCC, MCC’s wholly owned subsidiary, MCS, Ash Realty, NMF, and MMW.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Public Offerings of Preferred Stock

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

On August 19, 2019 the Company issued 5,000,000 depositary shares, each representing a 1/40th interest in a share of its 6.00% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, without par value (the “Series B Preferred Stock”), and with a liquidation preference of $1,000.00 per share (equivalent to $25.00 per depositary share).  The aggregate gross offering proceeds for the shares issued by the Company was $125.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $4.1 million paid to third parties, the Company received total net proceeds of $120.9 million. The Series B Preferred Stock have no voting rights with respect to matters that generally require the approval of our common shareholders. Dividends on the Series B Preferred Stock, to the extent declared by the Company’s board, are payable quarterly.

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

Repurchase of Preferred Stock

On September 23, 2019 the Company repurchased and subsequently retired 874,000 shares of its 7.00% Series A Preferred Stock, for its liquidation preference of $25 per share, at an aggregate cost of $21.85 million.  There were no brokerage fees in connection with the transaction.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On October 1, 2018, the Company acquired FM Bancorp, Inc., a bank holding company, and its wholly owned subsidiary, Farmers-Merchants National Bank of Paxton (“FMNBP”).  On that date, FM Bancorp, Inc. ultimately merged with and into the Company, with the Company as the surviving entity, and FMNBP merged with and into Joy State Bank, with Joy State Bank as the surviving bank.  Effective October 22, 2018, Joy State Bank’s name changed to Farmers-Merchants Bank of Illinois (“FMBI”).  Under the terms of the merger agreement, shareholders of the 27,537 outstanding shares of FM Bancorp, Inc. were compensated $795.29 per share, for a total purchase price of $21.9 million.  As of September 30, 2018, FM Bancorp, Inc. and FMNBP had total assets of approximately $110.0 million, available for sale securities of $66.3 million, deposits of approximately $95.7 million, and net loan receivables of approximately $35.0 million. The Company recorded goodwill and intangible assets totaling $6.9 million and $1.9 million.  The intangible assets consisted of core deposit intangibles that are being amortized over 10 years on an accelerated basis.  The acquired available for sale securities of $66.3 million were recorded at fair value. A fair value discount associated with securities of $1.0 million is being accreted into interest income, in accordance with ASC 310-20.  While there were some loans identified for potential classification under ASC 310-30, they were not material to the transaction.  The acquired gross loan portfolio of $35.4 million was recorded at a fair value of $34.8 million.  The fair value discount of $625,000 included a discount related to interest assumptions for $279,000 and to credit assumptions for $346,000. The portion related to interest assumptions is being accreted into interest income on a straight-line basis over an average of 72 months in accordance with ASC 310-20.  The discount portion related to credit assumptions is being accreted into interest income over the life of the loan.  The acquired deposits of $95.7 million were recorded at a fair value of $95.7 million.  As a result of the acquisition, the Company increased its deposit base and benefited from economies of scale.  The acquisition did not materially impact the Company’s financial position, results of operations or cash flows.

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

Reclassifications

Certain reclassifications have been made to the 2018 financial statements to conform to the financial statement presentation as of and for the three and nine months ended September 30, 2019.  These reclassifications had no effect on net income.

Note 2:   Securities

Trading Securities

Securities that are held principally for resale in the near term are recorded as trading securities at fair value with changes in fair value recorded in earnings.  Trading securities include FHA and conventional Fannie Mae and Freddie Mac participation certificates.  The unrealized gains included in trading securities totaled $1.7 million and $661,000 at September 30, 2019 and 2018, respectively.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Securities Available-For-Sale

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities were as follows:

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale securities:
Treasury notes	$2,743	$22	$—	$2,765
Federal agencies	257,572	9	193	257,388
Municipals	11,976	784	—	12,760
Mortgage-backed - Government-sponsored entity (GSE) - residential	35,517	246	3	35,760
Total available-for-sale securities	$307,808	$1,061	$196	$308,673

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale securities:
Treasury notes	$11,928	$26	$13	$11,941
Federal agencies	237,894	8	972	236,930
Municipals	21,014	336	18	21,332
Mortgage-backed - Government-sponsored entity (GSE) - residential	60,693	254	79	60,868
Total available-for-sale securities	$331,529	$624	$1,082	$331,071

The amortized cost and fair value of available-for-sale securities at September 30, 2019 and December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Contractual Maturity	(In thousands)
Within one year	$16,248	$16,247	$179,323	$178,581
After one through five years	246,533	246,480	72,470	72,282
After five through ten years	1,587	1,686	7,087	7,203
After ten years	7,923	8,500	11,956	12,137
	272,291	272,913	270,836	270,203
Mortgage-backed - Government-sponsored entity (GSE) - residential	35,517	35,760	60,693	60,868
	$307,808	$308,673	$331,529	$331,071

During the three months ended September 30, 2019, there were no sales of securities available for sale.  During the nine months ended September 30, 2019, proceeds from sales of securities available for sale were $31.1 million, and a net gain of $124,000 was recognized, consisting of $361,000 in gains and $237,000 of losses. During the three and nine months ended September 30, 2018, $6.4 million securities available-for-sale were sold and no gain or loss was recognized.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018:

	September 30, 2019
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Available-for-sale securities:
Treasury notes	$—	$—	$—	$—	$—	$—
Federal agencies	121,552	190	14,996	3	136,548	193
Mortgage-backed - Government-sponsored entity (GSE) - residential	1,114	3	—	—	1,114	3
	$122,666	$193	$14,996	$3	$137,662	$196

	December 31, 2018
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Available-for-sale securities:
Treasury notes	$1,990	$8	$995	$5	$2,985	$13
Federal agencies	28,296	97	191,280	875	219,576	$972
Municipals	2,051	18	—	—	2,051	$18
Mortgage-backed - Government-sponsored entity (GSE) - residential	15,543	79	—	—	15,543	79
	$47,880	$202	$192,275	$880	$240,155	$1,082

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

Loans receivable at September 30, 2019 and December 31, 2018 include:

	September 30,	December 31,
	2019	2018
	(In thousands)

Mortgage warehouse lines of credit	$796,344	$337,332
Residential real estate	410,550	410,871
Multi-family and healthcare financing	1,145,646	914,393
Commercial and commercial real estate	297,788	299,194
Agricultural production and real estate	85,737	79,255
Consumer and margin loans	19,728	17,082
	2,755,793	2,058,127
Less
Allowance for loan losses	13,705	12,704

Loans Receivable	$2,742,088	$2,045,423

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present, by loan portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018 and the recorded investment in loans and impairment method as of September 30, 2019:

	At or For the Three Months Ended September 30, 2019
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$1,565	$1,929	$5,144	$3,271	$515	$180	$12,604
Provision (credit) for loan losses	533	63	753	(174)	14	4	1,193
Loans charged to the allowance	(107)	—	—	—	—	—	(107)
Recoveries of loans previously charged off	—	—	—	15	—	—	15
Balance, end of period	$1,991	$1,992	$5,897	$3,112	$529	$184	$13,705
Ending balance: individually evaluated for impairment	$—	14	—	544	27	8	$593
Ending balance: collectively evaluated for impairment	$1,991	$1,978	$5,897	$2,568	$502	$176	$13,112
Loans
Ending balance	$796,344	$410,550	$1,145,646	$297,788	$85,737	$19,728	$2,755,793
Ending balance individually evaluated for impairment	$237	$5,161	$—	$8,437	$214	$25	$14,074
Ending balance collectively evaluated for impairment	$796,107	$405,389	$1,145,646	$289,351	$85,523	$19,703	$2,741,719

	For the Three Months Ended September 30, 2018
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$646	$1,812	$4,662	$2,803	$392	$273	$10,588
Provision (credit) for loan losses	73	96	240	184	35	(11)	617
Loans charged to the allowance	—	—	—	46	—	28	74
Recoveries of loans previously charged off	—	(16)	—	(1)	—	(19)	(36)
Balance, end of period	$719	$1,892	$4,902	$3,032	$427	$271	$11,243

	For the Nine Months Ended September 30, 2019
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$1,068	$1,986	$6,030	$3,051	$429	$140	$12,704
Provision for loan losses	1,030	6	(133)	900	100	44	1,947
Loans charged to the allowance	(107)	—	—	(854)	(3)	—	(964)
Recoveries of loans previously charged off	—	—	—	15	3	—	18
Balance, end of period	$1,991	$1,992	$5,897	$3,112	$529	$184	$13,705

	For the Nine Months Ended September 30, 2018
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$283	$1,587	$3,502	$2,362	$320	$257	$8,311
Provision (credit) for loan losses	436	305	1,400	759	107	14	3,021
Loans charged to the allowance	—	—	—	(89)	—	—	(89)
Recoveries of loans previously charged off	—	—	—	—	—	—	—
Balance, end of period	$719	$1,892	$4,902	$3,032	$427	$271	$11,243

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)

Special Mention (Watch)	$—	$674	$38,999	$11,259	$5,116	$38	$56,086
Substandard	237	5,161	—	8,437	214	25	14,074
Doubtful	—	—	—	—	—	—	—
Acceptable and Above	796,107	404,715	1,106,647	278,092	80,407	19,665	2,685,633
Total	$796,344	$410,550	$1,145,646	$297,788	$85,737	$19,728	$2,755,793

	December 31, 2018
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)

Special Mention (Watch)	$—	$443	$71,734	$14,650	$3,096	$681	$90,604
Substandard	575	1,606	—	8,576	370	58	11,185
Doubtful	—	—	—	—	—	—	—
Acceptable and Above	336,757	408,822	842,659	275,968	75,789	16,343	1,956,338
Total	$337,332	$410,871	$914,393	$299,194	$79,255	$17,082	$2,058,127

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year.

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans
	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$796,344	$796,344
RES RE	438	548	3,206	4,192	406,358	410,550
MF RE	—	—	—	—	1,145,646	1,145,646
CML & CRE	2,443	111	1,664	4,218	293,570	297,788
AG & AGRE	159	—	601	760	84,977	85,737
CON & MAR	25	22	27	74	19,654	19,728
	$3,065	$681	$5,498	$9,244	$2,746,549	$2,755,793

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

The following tables present impaired loans and specific valuation allowance information based on class level as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Impaired loans without a specific allowance:
Recorded investment	$237	$5,016	$—	$6,019	$—	$14	$11,286
Unpaid principal balance	237	5,016	—	6,019	—	14	11,286
Impaired loans with a specific allowance:
Recorded investment	—	145	—	2,418	214	11	2,788
Unpaid principal balance	—	145	—	2,418	214	11	2,788
Specific allowance	—	14	—	544	27	8	593
Total impaired loans:
Recorded investment	237	5,161	—	8,437	214	25	14,074
Unpaid principal balance	237	5,161	—	8,437	214	25	14,074
Specific allowance	—	14	—	544	27	8	593

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

The following tables present by portfolio class, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine month periods ended September 30, 2019 and 2018:

	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Three Months Ended September 30, 2019
Average recorded investment in impaired loans	$239	$5,172	$—	$8,264	$214	$26	$13,915
Interest income recognized	—	9	—	127	—	—	136

Three Months Ended September 30, 2018
Average recorded investment in impaired loans	$691	$1,042	$109	$7,254	$425	$187	$9,708
Interest income recognized	26	21	6	98	4	—	155

	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Nine Months Ended September 30, 2019
Average recorded investment in impaired loans	$244	$5,206	$—	$8,351	$239	$28	$14,068
Interest income recognized	—	62	—	375	—	1	438

Nine Months Ended September 30, 2018
Average recorded investment in impaired loans	$1,030	$1,097	$113	$7,556	$525	$184	$10,505
Interest income recognized	66	51	8	177	43	1	346

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at September 30, 2019 and December 31, 2018.

	September 30,		December 31,
	2019		2018
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing
	(In thousands)
MTG WHLOC	$237	$—	$575	$—
RES RE	833	2,772	893	74
MF RE	—	—	—	—
CML & CRE	858	805	136	117
AG & AGRE	214	386	282	307
CON & MAR	18	10	18	9

	$2,160	$3,973	$1,904	$507

No troubled loans were restructured during the three or nine months ended September 30, 2019 or 2018.  No restructured loans defaulted during the three or nine months ended September 30, 2019 or 2018.  There was one customer with a residential loan balance of $725,000 in the process of foreclosure at September 30, 2019 and there were no residential loans in the process of foreclosure at December 31, 2018.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company, Merchants Bank, and FMBI to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of September 30, 2019 and December 31, 2018, that the Company, Merchants Bank, and FMBI met all capital adequacy requirements to which they were subject.

As of September 30, 2019 and December 31, 2018, the most recent notifications from the Board of Governors of the Federal Reserve System (“Federal Reserve”) categorized the Company as well capitalized and most recent notifications from the Federal Deposit Insurance Corporation (“FDIC”) categorized Merchants Bank and FMBI as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a company must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company, Merchants Bank,  or FMBI’s category.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company, Merchants Bank, and FMBI’s actual capital amounts and ratios are also presented in the following tables.

			Minimum Amount
			Required for		Minimum Amount
			Adequately		To Be Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2019
Total capital(1) (to risk-weighted assets)
Company	$609,995	10.8%	$450,589	8.0%	$—	N/A
Merchants Bank	613,387	11.2%	439,405	8.0%	549,257	10.0%
FMBI	20,154	14.2%	11,315	8.0%	14,144	10.0%
Tier 1 capital(1) (to risk-weighted assets)
Company	596,290	10.6%	337,942	6.0%	—	N/A
Merchants Bank	600,164	10.9%	329,554	6.0%	439,405	8.0%
FMBI	19,672	13.9%	8,486	6.0%	11,315	8.0%
Common Equity Tier 1 capital(1) (to risk-weighted assets)
Company	383,602	6.8%	253,457	4.5%	—	N/A
Merchants Bank	600,164	10.9%	247,166	4.5%	357,017	6.5%
FMBI	19,672	13.9%	6,365	4.5%	9,194	6.5%
Tier 1 capital(1) (to average assets)
Company	596,290	10.0%	239,096	4.0%	—	N/A
Merchants Bank	600,164	10.3%	232,749	4.0%	290,937	5.0%
FMBI	19,672	11.5%	6,845	4.0%	8,556	5.0%

			Minimum		Minimum
			Amount Required		Amount To Be
			for Adequately		Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2018
Total capital(1) (to risk-weighted assets)
Company	$393,654	12.3%	$255,884	8.0%	$—	N/A
Merchants Bank	412,386	13.3%	248,290	8.0%	310,363	10.0%
FMBI	17,537	18.6%	7,559	8.0%	9,448	10.0%
Tier 1 capital(1) (to risk-weighted assets)
Company	380,950	11.9%	191,913	6.0%	—	N/A
Merchants Bank	399,815	12.9%	186,218	6.0%	248,290	8.0%
FMBI	17,404	18.4%	5,669	6.0%	7,559	8.0%
Common Equity Tier 1 capital(1) (to risk-weighted assets)
Company	339,369	10.6%	143,935	4.5%	—	N/A
Merchants Bank	399,815	12.9%	139,663	4.5%	201,736	6.5%
FMBI	17,404	18.4%	4,252	4.5%	6,141	6.5%
Tier 1 capital(1) (to average assets)
Company	380,950	10.0%	152,081	4.0%	—	N/A
Merchants Bank	399,815	11.0%	145,723	4.0%	182,154	5.0%
FMBI	17,404	10.8%	6,453	4.0%	8,066	5.0%

1	As defined by regulatory agencies.

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

Forward Sales Commitments and Interest Rate Lock Commitments

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the notional amount and fair value of interest rate locks and forward contracts utilized by the Company at September 30, 2019 and December 31, 2018.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability
September 30, 2019	(In thousands)		(In thousands)
Interest rate lock commitments	$46,846	Other assets/liabilities	$296	$8
Forward contracts	67,698	Other assets/liabilities	14	16
			$310	$24

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability
December 31, 2018	(In thousands)		(In thousands)
Interest rate lock commitments	$8,812	Other assets/liabilities	$70	$—
Forward contracts	19,640	Other assets/liabilities	—	9
			$70	$9

Fair values of these derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the interest rate lock commitment and the balance sheet date.  The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Interest rate lock commitments	$144	$(95)	$218	$68
Forward contracts (includes pair-off settlements)	(25)	16	(80)	(76)
Net derivative gains (losses)	$119	$(79)	138	$(8)

Derivatives on Behalf of Customers

The Company began offering derivative contracts to some customers in connection with their risk management needs during the three months ended September 30, 2019.  These derivatives include interest rate swaps.  The Company manages the risk associated with these contracts by entering into an equal and offsetting derivative with a third-party dealer.  These derivatives generally work together as an economic interest rate hedge, but the Company does not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred, typically resulting in no net earnings impact.  The fair values of derivative assets and liabilities related to derivatives for customers with interest rate swaps were recorded in the condensed consolidated balance sheets as follows:

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability
	(In thousands)		(In thousands)
September 30, 2019	$4,400	Other assets/liabilities	$48	$48
December 31, 2018	—	Other assets/liabilities	$—	$—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The gross gains and losses on these derivative assets and liabilities recorded in Other Noninterest income and Other Noninterest expense in the condensed consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Gross swap gains	$—	$—	$—	$—
Gross swap losses	—	—	—	—
Net swap gains (losses)	$—	$—	—	$—

The Company pledged no collateral to secure its obligations under these contracts at September 30, 2019 and September 30, 2018, respectively.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2019 and December 31, 2018:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2019
Trading securities	$227,914	$—	$227,914	$—
Available-for-sale securities:
Treasury notes	2,765	2,765	—	—
Federal agencies	257,388	—	257,388	—
Municipals	12,760	—	12,760	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	35,760	—	35,760	—
Loans held for sale	23,357	—	23,357	—
Mortgage servicing rights	71,989	—	—	71,989
Derivative assets - interest rate lock commitments	296	—	—	296
Derivative assets - forward contracts	14	—	14	—
Derivative assets - interest rate swaps	48	—	48	—
Derivative liabilities - interest rate lock commitments	8	—	—	8
Derivative liabilities - forward contracts	16	—	16	—
Derivative liabilities - interest rate swaps	48	—	48	—

December 31, 2018
Trading securities	$163,419	$—	$163,419	$—
Available-for-sale securities:
Treasury notes	11,941	11,941	—	—
Federal agencies	236,930	—	236,930	—
Municipals	21,332	—	21,332	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	60,868	—	60,868	—
Loans held for sale	11,886	—	11,886	—
Mortgage servicing rights	77,844	—	—	77,844
Derivative assets - interest rate lock commitments	70	—	—	70
Derivative liabilities - forward contracts	9	—	9	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the nine months ended September 30, 2019 and the year ended December 31, 2018. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Trading and Available-for-Sale Securities

Where quoted market prices are available in an active market, securities such as U.S. Treasuries are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy including federal agencies, mortgage-backed securities, equities, and Federal Housing Administration participation certificates. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Derivative Financial Instruments

The Company estimates the fair value of interest rate lock commitments based on the value of the underlying mortgage loan, quoted mortgage backed security prices, estimates of the fair value of the mortgage servicing rights, and an estimate of the probability that the mortgage loan will fund within the terms of the interest rate lock commitment, net of expenses.  With respect to its interest rate lock commitments, management determined that a Level 3 classification was most appropriate based on the various significant unobservable inputs utilized in estimating the fair value of its interest rate lock commitments.  The Company estimates the fair value of forward sales commitments based on market quotes of mortgage backed security prices for securities similar to the ones used, which are considered Level 2.  The fair value of interest rate swaps is based on prices that are obtained from a third-party that uses observable market inputs, thereby supporting a Level 2 classification. Changes in fair value of the Company’s derivative financial instruments are recognized through noninterest income and/or noninterest expense on its condensed consolidated statement of income.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Mortgage servicing rights
Balance, beginning of period	$74,550	$70,085	$77,844	$66,079
Additions
Originated and purchased servicing	1,356	1,563	4,637	7,265
Subtractions
Paydowns	(2,438)	(658)	(4,627)	(3,267)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(1,479)	500	(5,865)	1,413
Balance, end of period	$71,989	$71,490	$71,989	$71,490

Available-for-sale securities - Municipals
Balance, beginning of period	$—	$6,431	$—	$6,688
Additions
Purchased securities	—	—	—	—
Subtractions
Paydowns	—	—	—	(257)
Sales	—	(6,431)	—	(6,431)
Unrealized gains (losses) included in other comprehensive income	—	—	—	—
Balance, end of period	$—	$—	$—	$—

Derivative Assets - interest rate lock commitments
Balance, beginning of period	$147	$170	$70	$—
Changes in fair value	149	(102)	226	68
Balance, end of period	$296	$68	$296	$68

Derivative Liabilities - interest rate lock commitments
Balance, beginning of period	$3	$7	$—	$—
Changes in fair value	5	(7)	8	—
Balance, end of period	$8	$—	$8	—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2019 and December 31, 2018.

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
September 30, 2019
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

		Valuation
	Fair Value	Technique	Unobservable Inputs	Range
	(In thousands)
At September 30, 2019:
Collateral-dependent impaired loans	$1,600	Market comparable properties	Marketability discount	37%
Mortgage servicing rights	$71,989	Discounted cash flow	Discount rate	8% - 13%
			Constant prepayment rate	1% - 39%
Derivative assets - interest rate lock commitments	$296	Discounted cash flow	loan closing rates	73-99%
Derivative liabilities - interest rate lock commitments	$8	Discounted cash flow	loan closing rates	73-99%

At December 31, 2018:
Collateral-dependent impaired loans	$2,639	Market comparable properties	Marketability discount	17%-59%
Mortgage servicing rights	$77,844	Discounted cash flow	Discount rate	8% - 13%
			Constant prepayment rate	1% - 30%
Derivative assets - interest rate lock commitments	$70	Discounted cash flow	loan closing rates	95-100%

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2019 and December 31, 2018.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Assets	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2019
Financial assets:
Cash and cash equivalents	$364,976	$364,976	$364,976	$—	$—
Securities purchased under agreements to resell	6,760	6,760	—	6,760	—
FHLB stock	18,808	18,808	—	18,808	—
Loans held for sale	2,475,181	2,475,181	—	2,475,181	—
Loans, net	2,742,088	2,728,683	—	—	2,728,683
Interest receivable	18,780	18,780	—	18,780	—
Financial liabilities:
Deposits	5,499,649	5,500,297	3,248,689	2,251,608	—
Lines of credit	—	—	—	—	—
Short-term subordinated debt	12,000	12,000	—	12,000	—
FHLB advances	147,673	147,772	—	147,772	—
Interest payable	13,130	13,130	—	13,130	—

December 31, 2018
Financial assets:
Cash and cash equivalents	$336,524	$336,524	$336,524	$—	$—
Securities purchased under agreements to resell	6,875	6,875	—	6,875	—
FHLB stock	7,974	7,974	—	7,974	—
Loans held for sale	820,569	820,569	—	820,569	—
Loans, net	2,045,423	2,041,772	—	—	2,041,772
Interest receivable	13,827	13,827	—	13,827	—
Financial liabilities:
Deposits	3,231,086	3,230,397	2,550,632	679,765	—
Lines of credit	33,150	33,150	—	33,150	—
Short-term subordinated debt	10,582	10,582	—	10,582	—
FHLB advances	151,721	151,723	—	151,723	—
Interest payable	4,132	4,132	—	4,132	—

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7:   Earnings Per Share

Earnings per share were computed as follows:

	Three Month Periods Ended September 30,
	2019			2018
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$20,259			$16,739
Dividends on preferred stock	(3,022)			(833)
Net income allocated to common shareholders	$17,237			$15,906
Basic earnings per share		28,706,438	$0.60		28,694,036	$0.55
Effect of dilutive securities-restricted stock awards		38,515			33,786
Diluted earnings per share		28,744,953	$0.60		28,727,822	$0.55

	Nine Month Periods Ended September 30,
	2019			2018
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$47,268			$47,452
Dividends on preferred stock	(5,598)			(2,498)
Net income allocated to common shareholders	$41,670			$44,954
Basic earnings per share		28,704,682	$1.45		28,692,591	$1.57
Effect of dilutive securities-restricted stock awards		38,229			27,149
Diluted earnings per share		28,742,911	$1.45		28,719,740	$1.57

Note 8:   Share-Based Payment Plans

Equity-based incentive awards are currently issued pursuant to the 2017 Equity Incentive Plan (the “2017 Incentive Plan”). Prior to the adoption of the 2017 Incentive Plan, the equity awards issued historically consisted of restricted stock awards issued pursuant to the Incentive Plan for Merchants Bank Executive Officers (the “Prior Incentive Plan”). As of the effective date of the 2017 Equity Incentive Plan, no further awards will be granted under the Prior Incentive Plan. However, any previously outstanding incentive award granted under the Prior Incentive Plan remains subject to the terms of such plans until the time it is no longer outstanding. During the three months ended September 30, 2019 and 2018, the Company did not issue any shares pursuant to awards issued under these plans.  During the nine months ended September 30, 2019 and 2018, the Company issued 10,127 and 7,039 shares, respectively, pursuant to the Prior Incentive Plan. As of September 30, 2019, the Company has not issued any shares pursuant to the 2017 Equity Incentive Plan.

During 2018, the Compensation Committee of the Board of Directors approved a plan for non-executive directors to receive a portion of their annual retainer fees in the form of shares of common stock equal to $10,000, rounded up to the nearest whole share.  There were no shares issued to non-executive directors during the three months ended September 30, 2019 or 2018, respectively.  There were 2,275 and 1,830 shares issued to non-executive directors during the nine months ended September 30, 2019 and 2018, respectively.

Note 9:   Segment Information

Our business segments are defined as Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. The reportable business segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company. The Multi-family Mortgage Banking segment originates and services government sponsored mortgages for multi-family and healthcare facilities. The Mortgage Warehousing segment funds agency eligible residential loans from the date of origination or purchase, until the date of sale in the secondary market, as well as commercial loans to

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

non-depository financial institutions. The Banking segment provides a wide range of financial products and services to consumers and businesses, including retail banking, commercial lending, agricultural lending, retail and correspondent residential mortgage banking, and Small Business Administration (“SBA”) lending. Other includes general and administrative expenses that provide services to all segments; internal funds transfer pricing offsets resulting from allocations to/from the other segments; certain elimination entries and investments in qualified affordable housing limited partnerships. All operations are domestic.

The tables below present selected business segment financial information for the three and nine months ended September 30, 2019 and 2018.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Three Months Ended September 30, 2019
Total interest income	$335	$30,946	$27,963	$517	$59,761
Total interest expense	—	16,157	12,738	(1,758)	27,137
Net interest income	335	14,789	15,225	2,275	32,624
Provision for loan losses	—	415	778	—	1,193
Net interest income after provision for loan losses	335	14,374	14,447	2,275	31,431
Total noninterest income	9,759	2,699	(867)	(739)	10,852
Total noninterest expense	6,088	2,829	3,708	2,897	15,522
Income before income taxes	4,006	14,244	9,872	(1,361)	26,761
Income taxes	1,265	3,320	2,223	(306)	6,502
Net income (loss)	$2,741	$10,924	$7,649	$(1,055)	$20,259
Total assets	$169,283	$3,529,267	$2,596,313	$42,323	$6,337,186

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Three Months Ended September 30, 2018
Total interest income	$201	$16,335	$20,341	$700	$37,577
Total interest expense	—	7,289	7,835	(1,029)	14,095
Net interest income	201	9,046	12,506	1,729	23,482
Provision for loan losses	—	227	390	—	617
Net interest income after provision for loan losses	201	8,819	12,116	1,729	22,865
Total noninterest income	10,874	779	818	(564)	11,907
Noninterest expense	4,346	1,998	3,740	2,365	12,449
Income before income taxes	6,729	7,600	9,194	(1,200)	22,323
Income taxes	1,866	1,946	2,093	(321)	5,584
Net income (loss)	$4,863	$5,654	$7,101	$(879)	$16,739
Total assets	$152,035	$1,624,375	$2,010,485	20,054	$3,806,949

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Nine Months Ended September 30, 2019
Total interest income	$1,000	$67,276	$78,439	$1,481	$148,196
Total interest expense	—	35,281	32,929	(4,691)	63,519
Net interest income	1,000	31,995	45,510	6,172	84,677
Provision for loan losses	—	875	1,072	—	1,947
Net interest income after provision for loan losses	1,000	31,120	44,438	6,172	82,730
Total noninterest income	20,868	4,593	1,015	(2,090)	24,386
Total noninterest expense	15,392	7,955	12,690	8,440	44,477
Income before income taxes	6,476	27,758	32,763	(4,358)	62,639
Income taxes	1,930	6,682	7,937	(1,178)	15,371
Net income	$4,546	$21,076	$24,826	$(3,180)	$47,268
Total assets	$169,283	$3,529,267	$2,596,313	$42,323	$6,337,186

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Nine Months Ended September 30, 2018
Total interest income	$472	$42,850	$56,122	$1,294	$100,738
Total interest expense	—	16,499	20,748	(2,305)	34,942
Net interest income	472	26,351	35,374	3,599	65,796
Provision for loan losses	—	1,185	1,836	—	3,021
Net interest income after provision for loan losses	472	25,166	33,538	3,599	62,775
Total noninterest income	32,000	1,949	2,333	(1,432)	34,850
Noninterest expense	11,946	5,919	10,373	6,481	34,719
Income before income taxes	20,526	21,196	25,498	(4,314)	62,906
Income taxes	5,414	5,138	5,932	(1,030)	15,454
Net income	$15,112	$16,058	$19,566	$(3,284)	$47,452
Total assets	$152,035	$1,624,375	$2,010,485	$20,054	$3,806,949

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

As an emerging growth company, the amendments in ASU 2016‑02 are effective, as an emerging growth company, beginning after December 15, 2020, and for interim periods for years beginning after January 1, 2021.  The Company is continuing to evaluate the impact of adopting this new guidance, but it does not expect the adoption to have a material impact on the Company’s financial position or results of operations.

FASB ASU 2016‑13, Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU 2016‑13, “Financial Instruments—Credit Losses”, commonly referred to as “CECL”. The amendments in this ASU replace the incurred loss model with a methodology that reflects the “current expected credit losses” over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. ASU 2016‑13 replaces the incurred loss impairment methodology with a new methodology that reflects expected credit losses over the lives of the loans and requires consideration of a broader range of information to form credit loss estimates. The ASU requires an organization to estimate all expected credit losses for financial assets measured at amortized cost, including loans and held‑to‑maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts. Additional disclosures are required.

As an emerging growth company, the amendments in ASU 2016‑13 are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years beginning after December 15, 2022.    Because the Company’s status as an emerging growth company is expected to expire on December 31, 2022, this standard will likely be implemented by December 31, 2022. The Company has established a cross-functional committee that has developed a project plan to review modeling data currently available and technology needed to ensure compliance of this standard.  The committee has contracted with a vendor to assist in generating specific loan level details within our core systems, as well as compiling peer and industry data that would be useful in our modeling forecasts. While the Company generally expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, the Company cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial statements.  Management continues to recognize that the implementation of this ASU may increase the balance of the allowance for loan losses and is continuing to evaluate the potential impact on the Company’s financial position and results of operations.

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

Merchants Bancorp

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at September 30, 2019 and results of operations for the three and nine months ended September 30, 2019 and 2018, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this Form 10-Q.

The words “the Company,” “we,” “our” and “us” refer to Merchants Bancorp and its consolidated subsidiaries, unless we indicate otherwise.

Financial Highlights for the Three Months Ended September 30, 2019

•	Assets of $6.3 billion increased 63% compared to December 2018, reflecting a 200% increase in loans held for sale and 34% increase in loans receivable.
•

Net income increased $3.5 million, or 21%, compared to the three months ended September 30, 2018, driven primarily by a $9.1 million, or 39%, increase in net interest income from significant growth in loans held for sale and loans receivable in our Warehouse segment.  The 132% increase in warehouse loan volume during this period was well ahead of industry volume increases of 32%, according to the Mortgage Bankers Association.  We have benefited from the increased loan origination and refinancing activity due to lower market interest rates. The additional $171.1 million of net capital provided by our successful preferred stock offerings during 2019 has also allowed us to increase our capacity to offer additional funding opportunities to our customers while remaining  a well-capitalized institution.

•

We experienced a 31 basis point decrease in our net interest margin of 2.22% compared to the three months ended September 30, 2018.  The declines in net interest margin reflected the flattening and inversion of the yield curve compared to prior periods, and reflects the shift in business mix to a higher concentration of warehouse loans that typically are funded for a shorter duration and earn interest based on longer term rates.  Profitability in this business, which also includes fees classified as noninterest income, made the most significant contribution to net income growth during the period.  Our diverse business model is designed to maximize overall profitability in both rising and falling interest rate environments, and unlike many other banks, our future profitability relies less upon changes in net interest margin.

•

Partially offsetting the increase in net interest income compared to the three months ended September 30, 2018 was a $3.1 million, or 25%, increase in noninterest expenses, primarily due to an increase in salaries and employee benefits.  The efficiency ratio was 35.7% compared to  35.2%  for the three months ended September 30, 2018.

•	Our asset quality remained strong, with nonperforming loans representing only 0.22% of total loans.

Business Overview

We are a diversified bank holding company headquartered in Carmel, Indiana and registered under the Bank Holding Company Act of 1956, as amended. We currently operate in and service multiple lines of business, including multi-family housing, mortgage warehouse financing, retail and correspondent residential mortgage banking, agricultural lending and traditional community banking.

Our business consists primarily of funding low risk loans that sell within 90 days of origination. The sale of loans and servicing fees generated primarily from the multi-family rental real estate loans servicing portfolio contribute to noninterest income. The funding source is primarily from mortgage custodial, municipal, retail, commercial, and brokered deposits. We believe that the combination of net interest income and noninterest income from the sale of low

Merchants Bancorp

risk profile assets results in lower than industry charge offs and a lower expense base serve to maximize net income and shareholder return.

Financial Condition

As of September 30, 2019, we had approximately $6.3 billion in total assets, $5.5 billion in deposits, and $629.4 million in total shareholders’ equity. Total assets as of September 30, 2019, included approximately $365.0 million of cash and cash equivalents, $2.5 billion of loans held for sale and $2.8 billion of loans held for investment. It also included  $227.9 million of trading securities that represent pre-sold multi-family rental real estate loan originations in primarily Government National Mortgage Association (“GNMA”) mortgage backed securities pending settlements that typically occur within 30 days. There were  $308.7 million of available for sale securities that are match funded with related custodial deposits. There are restrictions on the types of securities, as these are funded by certain custodial deposits where we set the cost of deposits based on the yield of the related securities. Mortgage servicing rights were $72.0 million at September 30, 2019 based on the fair value of the multi-family rental real estate loan servicing, which are primarily GNMA servicing rights with 10-year call protection.

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Total Assets.    Total assets of $6.3 billion at September 30, 2019 increased $2.5 billion, or 63%, compared to December 31, 2018. The increase was due primarily to increases in loans held for sale of $1.7 billion, net loans receivable of $696.7 million, and trading securities of $64.5 million.

Cash and Cash Equivalents.   Cash and cash equivalents increased $28.5 million, or 8%, to $365.0 million at September 30, 2019 from $336.5 million at December 31, 2018.  The increase reflected cash levels consistent with balance sheet growth.

Trading Securities.    Trading securities increased $64.5 million, or 39%, to $227.9 million at September 30, 2019, from $163.4 million at December 31, 2018. The trading securities represent loans that our banking subsidiary, Merchants Bank, has funded and are held pending settlement, primarily as GNMA mortgage-backed securities with a firm investor commitment to purchase the securities.

Securities Available-for-Sale.    Investment securities available-for-sale decreased $22.4 million, or 7%, to $308.7 million at September 30, 2019 from $331.1 million at December 31, 2018. The decrease in securities available-for-sale was primarily due to calls, maturities, sales, and repayments of securities totaling $406.2 million during the period, that were partially offset by purchases of $382.4 million.  Our available for sale portfolio is funded with escrow deposits related to our multifamily mortgage GNMA servicing portfolio.  These deposits must be either FDIC insured or invested in federal agency securities.  The decline in available for sale securities compared with December 31, 2018 reflects a continuation of our strategy to increase the use of FDIC insurance for the deposits, as opposed to securities, which can be a more efficient approach to deploying deposits for the Company.

Federal Home Loan Bank (“FHLB”) stock.    FHLB stock increased $10.8 million, or 136%, to $18.8 million at September 30, 2019 from $8.0 million at December 31, 2018. The increase in FHLB stock was due primarily to the additional borrowing that allows us to manage our liquidity and funding costs more effectively.  Additional stock purchases are required by the FHLB in order to facilitate increased borrowing capacity.

Loans Held for Sale.    Loans held for sale, comprised primarily of single-family residential real estate loan participations in our mortgage warehouse segment, increased $1.7 billion, or 200%, to $2.5 billion at September 30, 2019 from $832.5 million at December 31, 2018. The increase in loans held for sale was primarily due to significant growth in our mortgage warehouse business, resulting from lower mortgage interest rates that increased our origination volume in the single-family mortgage market.

Merchants Bancorp

Loans Receivable, Net.    Loans receivable, net, which are comprised of loans held for investment, increased  $696.7 million, or 34%, to $2.7 billion at September 30, 2019 compared to December 31, 2018. The increase in net loans was comprised primarily of:

•	an increase of $459.0 million, or 136%, in mortgage warehouse lines of credit, to $796.3 million at September 30, 2019,
•	an increase of $231.3 million, or 25%, in multi-family and healthcare financing loans, to $1.1 billion at September 30, 2019,
•	an increase of $6.4 million, or 8%, in agricultural production and real estate loans, to $85.7 million at September 30, 2019.

The growth in mortgage warehouse lines of credit was substantially higher than the industry reported. There was a 14% industry increase in single-family residential loan volumes from the nine months ended September 30, 2018 to the nine months ended September 30, 2019, according to the Mortgage Bankers Association. This compares to the 72% increase in mortgage warehouse volumes we reported during the same period.  The increase in multi-family and agricultural loans was also due to higher origination volume during the nine months ended September 30, 2019.

As of September 30, 2019, approximately 93% of the total net loans at Merchants Bank reprice within 3 months.

Premises and Equipment, Net.    Premises and equipment, net, increased $14.1 million, or 93%, to $29.2 million at September 30, 2019 compared to December 31, 2018.  The increase was primarily due to the construction and furnishing of the Company’s new headquarters building in Carmel, Indiana.

Mortgage Servicing Rights.    Mortgage servicing rights decreased $5.9 million, or 8%, to $72.0 million at September 30, 2019 compared to December 31, 2018. During the nine months ended September 30, 2019, additions included originated and purchased servicing of $4.6 million.  These increases were offset by a reduction for paydowns of $4.6 million and a fair value decrease of $5.9 million.  Mortgage servicing rights are recognized in connection with sales of multi-family loans when we retain servicing of the sold loans, as well as upon purchases of loan servicing portfolios. The mortgage servicing rights are recorded and carried at fair value.  The fair value decrease recorded during the nine months ended September 30, 2019 was driven primarily by the decline in multi-family mortgage rates that increased borrower prepayment assumptions.  Further decreases in interest rates could result in additional reductions to fair market values.  The opposite could occur if interest rates increase.

Deposits.    Deposits increased $2.3  billion, or 70%, to $5.5 billion at September 30, 2019 compared with December 31, 2018.  The increase was primarily due to our higher use of brokered certificates of deposits to support the significant growth in warehouse loans and to match the expected duration.

Certificates of deposit accounts increased $1.6 billion, or 231%, to $2.3 billion at September 30, 2019, while demand deposits increased $579.4 million, or 37%, to $2.1 billion at September 30, 2019, and savings deposits increased $118.7 million, or 12%, to $1.1 billion at September 30, 2019.

Brokered certificates of deposit accounts increased $1.5 billion, to $2.1  billion at September 30, 2019 from $578.5 million at December 31, 2018. Brokered savings deposits increased $80.3 million, or 73%, to $190.0 million at September 30, 2019 from $109.6 million at December 31, 2018.    Brokered demand accounts decreased by $300.1 million, or 100%, to $26,000 at September 30, 2019 compared to December 31, 2018.  In total, brokered deposits increased $1.3  billion, or 129%, to $2.3  billion at September 30, 2019, from $988.2 million at December 31, 2018.  Brokered deposits represented 41% of total deposits at September 30, 2019, compared with 31% at December 31, 2018.

Merchants Bancorp

Interest-bearing deposits increased $2.3  billion, or 74%, to $5.3 billion at September 30, 2019, and noninterest-bearing deposits of $198.8 million at September 30, 2019 increased $16.0 million, or 9%, compared to $182.9 million at December 31, 2018.

Borrowings.    Borrowings totaled $159.7 million at September 30, 2019, a decrease of $35.8 million, or 18%, from December 31, 2018.  The decrease reflected a shift towards utilizing more brokered deposits to appropriately match the duration of the new loans established during the period.

Total Shareholders’ Equity.    Total shareholders’ equity increased $208.2 million, or 49%, to $629.4 million at September 30, 2019 from $421.2 million at December 31, 2018. The increase resulted primarily from the issuance of $171.1 million in preferred stock, net of expenses and repurchases, and net income of $47.3 million, which was partially offset by dividends paid on common and preferred shares of $6.0 million and $5.6 million, respectively, during the period.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018

General.    Net income for the three months ended September 30, 2019 was $20.3 million, an increase of $3.5 million, or 21%, compared to the three months ended September 30, 2018. The increase was primarily due to a $8.6 million increase in net interest income after the provision for loan losses, which was partially offset by a $3.1 million increase in noninterest expense and a $1.1 million decrease in noninterest income.

Net Interest Income.     Net interest income increased $9.1 million, or 39%, to $32.6 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was due to the overall growth in our interest-earning assets period to period and a 4 basis point increase in our interest rate spread, to 1.98%, for the three months ended September 30, 2019 from 1.94% for the three months ended September 30, 2018.

Our net interest margin decreased 31 basis points, to 2.22% for the three months ended September 30, 2019 from 2.53% for the three months ended September 30, 2018. The declines in net interest margin reflected the flattening and inversion of the yield curve compared to prior periods, and reflects the shift in business mix to a higher concentration of warehouse loans that typically are funded for a shorter duration and earn interest based on longer term rates.  Profitability in this business, which also includes fees classified as noninterest income, made the most significant contribution to net income growth during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Interest Income.    Interest income increased $22.2 million, or 59%, to $59.8 million for the three months ended September 30, 2019, compared with the three months ended September 30, 2018. This increase was primarily attributable to a $20.7 million increase in interest on loans and loans held for sale, and a $1.0 million increase in interest on other interest-earning deposits.

The average balance of loans, including loans held for sale, during the three months ended September 30, 2019 increased $2.0 billion, or 76%, to $4.7 billion from $2.7 billion for the three months ended September 30, 2018, while the average yield on loans decreased 31 basis points, to 4.44%, for the three months ended September 30, 2019, compared to 4.75% for the three months ended September 30, 2018.  The increase was primarily driven by higher loan volume in our mortgage warehouse segment as a result of lower mortgage rates.

The average balance of other interest-earning assets increased $160.3 million, or 31%, to $670.4 million for the three months ended September 30, 2019 from $510.1 million for the three months ended September 30, 2018, while the average yield increased 21 basis points to 2.30% for the three months ended September 30, 2019.

The average balance of trading securities increased $25.6 million, or 19%, to $162.9 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, while the average yield decreased 29 basis points to 3.46% for the three months ended September 30, 2019.

Merchants Bancorp

The average balance of taxable securities available-for-sale decreased $77.3 million, or 22%, to $278.3 million for the three months ended September 30, 2019, compared with $355.6 million for the three months ended September 30, 2018, and the average yield increased 57 basis points to 2.29% for the three months ended September 30, 2019.

Interest Expense.    Total interest expense increased $13.0 million, or 93%, to $27.1 million for the three months ended September 30, 2019, compared with the three months ended September 30, 2018.

Interest expense on deposits increased $14.4 million, or 123%, to $26.0 million for the three months ended September 30, 2019 from the three months ended September 30, 2018. The increase was primarily attributable to a $2.5 billion, or 99%, increase in the average balance of interest-bearing deposits for the three months ended September 30, 2019, and a  22 basis point increase in the average cost of interest-bearing deposits, to 2.02% for the three months ended September 30, 2019 from 1.80% for the same period in 2018. The increase in the cost of deposits was primarily due to growth in the volume of brokered certificates of deposits and interest-bearing checking accounts, as well as the overall increase in interest rates for certificates of deposits from period to period.

Interest expense on borrowings decreased $1.3 million, or 55%, to $1.1 million for the three months ended September 30, 2019 from $2.4 million for the three months ended September 30, 2018. The decrease was primarily due to a 565 basis point decrease in the 7.31%  average cost of borrowings for the three months ended September 30, 2019 compared to 12.96% for the three months ended September 30, 2018,  as well as a $14.6 million, or 20%, decrease in the average balance of borrowings outstanding.

The 565 basis point decrease in the cost of borrowings compared to the three months ended September 20, 2018 was primarily due to the repayment of $30 million in subordinated debt associated with the acquisition of NattyMac assets on December 31, 2018.  Our short-term subordinate debt instruments have carried a higher cost than our other categories of borrowing, as they include a variable interest rate equal to the one-month LIBOR rate plus an applicable margin. Additionally, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated.   As a result of these payments, cost of borrowings increased from a base rate of 3.29% and 4.71%, to an effective rate of 7.31% and 12.96% for the three months ended September 30, 2019 and 2018, respectively.

The $14.6 million decrease in the average balance of borrowings outstanding compared to the three months ended September 30, 2018 was primarily due to the repayment of $30 million in subordinated debt associated with the acquisition of NattyMac assets and the repayment of $25 million for a line of credit that expired, which was partially offset by an increase in borrowings with the FHLB.

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

	Three Months Ended September 30,
	2019			2018
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest-bearing deposits, and other	$670,399	$3,888	2.30%	$510,115	$2,681	2.09%
Securities available for sale - taxable	278,314	1,604	2.29%	355,564	1,541	1.72%
Securities available for sale - tax exempt	9,032	68	2.99%	—	—	—%
Trading securities	162,915	1,422	3.46%	137,351	1,299	3.75%
Loans and loans held for sale	4,718,771	52,779	4.44%	2,677,449	32,056	4.75%
Total interest-earning assets	5,839,431	59,761	4.06%	3,680,479	37,577	4.05%
Allowance for loan losses	(12,990)			(10,695)
Noninterest-earning assets	183,399			159,388
Total assets	$6,009,840			$3,829,172

Liabilities/Equity:
Interest-bearing checking	$1,951,613	9,253	1.88%	$853,066	4,471	2.08%
Savings deposits	152,509	85	0.22%	148,348	109	0.29%
Money market	977,228	4,698	1.91%	997,046	4,294	1.71%
Certificates of deposit	2,032,619	12,003	2.34%	577,233	2,796	1.92%
Total deposits	5,113,969	26,039	2.02%	2,575,693	11,670	1.80%
Borrowings	59,585	1,098	7.31%	74,227	2,425	12.96%
Total interest-bearing liabilities	5,173,554	27,137	2.08%	2,649,920	14,095	2.11%
Noninterest-bearing deposits	198,832			748,312
Noninterest-bearing liabilities	69,722			27,183
Total liabilities	5,442,108			3,425,415
Equity	567,732			403,757
Total liabilities and equity	$6,009,840			$3,829,172
Net interest income		$32,624			$23,482
Interest rate spread			1.98%			1.94%
Net interest-earning assets	$665,877			$1,030,559
Net interest margin			2.22%			2.53%
Average interest-earning assets to average interest-bearing liabilities			112.87%			138.89%

Provision for Loan Losses.    We recorded a provision for loan losses of $1.2 million for the three months ended September 30, 2019, an increase of $576,000 over the three months ended September 30, 2018.  The increase was primarily due to loan growth.  The allowance for loan losses was $13.7 million, or 0.50% of total loans, at September 30, 2019, compared to $12.7 million, or 0.62% of total loans, at December 31, 2018 and $11.2 million, or 0.59%, at September 30, 2018.

Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $6.1 million at September 30, 2019, compared to $2.4 million at December 31, 2018 and $1.9 million at September 30, 2018. The increase compared to December 31, 2018 reflected higher delinquencies in residential real estate and commercial loans.

Merchants Bancorp

Included in the increases were several large loans that moved into the 90 days late category but were subsequently paid off in October 2019.  The increases were also impacted by the probate of the estate of a deceased borrower, from which we anticipate full repayment.

Special Mention (Watch) loans were $56.1 million at September 30, 2019, compared to $90.6 million at December 31, 2018 and $66.4 million at September 30, 2018.   The decrease compared to December 31, 2018 primarily reflected the completion of certain construction projects with cost over-runs that were funded by the borrowers.  Classified (substandard, doubtful and loss) loans were $14.1 million at September 30, 2019, $11.2 million at December 31, 2018 and $9.3 million at September 30, 2018.  Total loans greater than 30 days past due were $9.2 million at September 30, 2019, $3.2 million at December 31, 2018 and $3.0 million at September 30, 2018.  The increase compared to December 31, 2018 included several large loans that moved into the 90 days late category but were subsequently paid off in October 2019.  The increases were also impacted by the probate of the estate of a deceased borrower, from which we anticipate full repayment.

We had $107,000 of charge-offs and $15,000 of recoveries during the three months ended September 30, 2019. For the three months ended September 30, 2018 we had a  $74,000 reversal of charge-offs and a  $36,000 reversal of recoveries.

As a percentage of nonperforming loans, the allowance for loan losses was 223.5% at September 30, 2019 compared to 526.9% at December 31, 2018 and 590.2% at September 30, 2018.  The decrease compared to December 31, 2018 was primarily due to the increase in nonperforming loans.

Noninterest Income.    Noninterest income decreased $1.1 million, or 9%, to $10.9 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The decrease was primarily due to a decrease of $3.3 million in net loan servicing fees, partially offset by an increase of $1.9 million in mortgage warehouse fees resulting from the growth in warehouse loans.  The decrease in loan servicing fees reflected a $1.5 million decrease in the fair value of mortgage servicing rights for the three months ended September 30, 2019, compared with an increase of $500,000 for the three months ended September 30, 2018.  The value of mortgage servicing rights generally declines in falling interest rate environments and increases in rising interest rate environments.

Noninterest Expense.    Noninterest expense increased $3.1 million, or 25%, to $15.5 million for the three months ended September 30, 2019 compared with $12.4 million for the three months ended September 30, 2018. The increase was due primarily to a $1.3 million, or 17% increase in salaries and employee benefits. The increase in salaries and employee benefits was due primarily to an increase in the number of employees resulting from business growth and acquisitions that closed during the fourth quarter of 2018. Also contributing to the increase was a $590,000 increase in deposit insurance expense related to the growth in deposits and assets. The efficiency ratio was 35.7% in the three months ended September 30, 2019, compared with 35.2%  for the three months ended September 30, 2018.

Income Taxes.    Income tax expense increased $918,000, or 16%, to $6.5 million for the three months ended September 30, 2019 from the three months ended September 30, 2018. The increase was due primarily to the 20%  increase in pretax income period to period. The effective tax rate was 24.3% for the three months ended September 30, 2019 and 25.0% for the three months ended September 30, 2018.

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and 2018

General.    Net income for the nine months ended September 30, 2019 was $47.3 million, a decrease of $184,000, from net income of $47.5 million for the nine months ended September 30, 2018. The decrease was due primarily to a $10.5 million decrease in noninterest income and a $9.8 million increase in noninterest expenses, partially offset by a $20.0 million increase in net interest income after provision for loan losses.

Net Interest Income.     Net interest income increased $18.9 million, or 29%, to $84.7 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was due to the overall

Merchants Bancorp

growth in our interest-earning assets period to period, coupled with a  19 basis point increase in our interest rate spread, to 2.20%, for the nine months ended September 30, 2019 from 2.01% for the nine months ended September 30, 2018.

Our net interest margin decreased 7 basis points, to 2.45% for the nine months ended September 30, 2019 from 2.52% for the nine months ended September 30, 2018. The declines in net interest margin reflected the flattening and inversion of the yield curve compared to prior periods, and reflects the shift in business mix to a higher concentration of warehouse loans that typically are funded for a shorter duration and earn interest based on longer term rates.  Profitability in this business, which also includes fees classified as noninterest income, had the most significant growth in net income of all our businesses during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Interest Income.    Interest income increased $47.5 million, or 47%, to $148.2 million for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018. This increase was primarily attributable to a $44.1 million increase in interest on loans and loans held for sale.

The average balance of loans, including loans held for sale, during the nine months ended September 30, 2019 increased $1.2 billion, or 50%, to $3.7 billion from $2.5 billion for the nine months ended September 30, 2018, while the average yield on loans increased 4 basis points to 4.70% for the nine months ended September 30, 2019 compared to 4.66% for the nine months ended September 30, 2018.  The increase in the average yield on loans was due to the overall increase in interest rates in the economy period to period.

The average balance of trading securities increased $11.0 million, or 8%, to $155.8 million for the nine months ended September 30, 2019 compared to $144.8 million for the nine months ended September 30, 2018, while the average yield increased 32 basis points to 3.81% for the nine months ended September 30, 2019.

The average balance of other interest-earning assets decreased $570,000, to $494.6 million for the nine months ended September 30, 2019 from $495.2 million for the nine months ended September 30, 2018, while the average yield increased 69 basis points to 2.52% for the nine months ended September 30, 2019.

The average balance of taxable securities available-for-sale decreased $113.8 million, or 29%, to $279.2 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, and the average yield increased 62 basis points to 2.22% for the nine months ended September 30, 2019.

Interest Expense.    Total interest expense increased $28.6 million, or 82%, to $63.5 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Interest expense on deposits increased $31.2 million, or 110%, to $59.6 million for the nine months ended September 30, 2019 from the nine months ended September 30, 2018. The increase was primarily due to an increase in the average balance of interest-bearing deposits of $1.5 billion, or 62%, to $4.0 billion for the nine months ended September 30, 2019, and a 45 basis point increase in the average cost of interest-bearing deposits, to 2.00% for the nine months ended September 30, 2019 from 1.55% for the same period in 2018. The increase in average balances was primarily due to the increase in brokered certificates of deposit and interest-bearing checking accounts. The increase in the cost of deposits was due to the overall increase in interest rates in the economy period to period.

Interest expense on borrowings decreased $2.6 million, or 40%, to $3.9 million for the nine months ended September 30, 2019 from $6.5 million for the nine months ended September 30, 2018. The decrease was due primarily to a 657 basis point decrease in the average cost of borrowings to 5.91% for the nine months ended September 30, 2019, compared to 12.48% for the nine months ended September 30, 2018.  Partially offsetting the decrease in the average cost of borrowing was a $18.6 million, or 27%, increase in the average balance outstanding period to period. The lower cost of borrowings was primarily due to the repayment of $30 million of subordinated debt associated with the acquisition of NattyMac assets on December 31, 2018.  Our short-term subordinated debt instruments have carried a higher cost than our other categories of borrowing, as they include a variable interest rate equal to the one-month LIBOR rate plus an

Merchants Bancorp

applicable margin. Additionally, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated.   As a result of these payments, the cost of borrowings increased from a base rate of 3.43% and 4.42%, to 5.91% and 12.48% for the nine months ended September 30, 2019 and 2018, respectively.

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

	Nine Months Ended September 30,
	2019			2018
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest-bearing deposits, and other	$494,647	$9,314	2.52%	$495,217	$6,795	1.83%
Securities available for sale - taxable	279,203	4,632	2.22%	393,029	4,708	1.60%
Securities available for sale - tax exempt	10,169	217	2.85%	—	—	—
Trading securities	155,779	4,434	3.81%	144,812	3,777	3.49%
Loans and loans held for sale	3,689,208	129,599	4.70%	2,453,830	85,458	4.66%
Total interest-earning assets	4,629,006	148,196	4.28%	3,486,888	100,738	3.86%
Allowance for loan losses	(13,054)			(9,925)
Noninterest-earning assets	182,158			150,898
Total assets	$4,798,110			$3,627,861

Liabilities/Equity:

Interest-bearing checking	$1,617,221	23,255	1.92%	$763,274	10,192	1.79%
Savings deposits	148,137	246	0.22%	264,391	513	0.26%
Money market	943,420	13,631	1.93%	877,682	10,446	1.59%
Certificates of deposit	1,280,303	22,478	2.35%	553,111	7,276	1.76%
Total deposits	3,989,081	59,610	2.00%	2,458,458	28,427	1.55%
Borrowings	88,423	3,909	5.91%	69,811	6,515	12.48%
Total interest-bearing liabilities	4,077,504	63,519	2.08%	2,528,269	34,942	1.85%
Noninterest-bearing deposits	166,238			682,998
Noninterest-bearing liabilities	56,277			26,834
Total liabilities	4,300,019			3,238,101
Equity	498,091			389,760
Total liabilities and equity	$4,798,110			$3,627,861
Net interest income		$84,677			$65,796
Interest rate spread			2.20%			2.01%
Net interest-earning assets	$551,502			$958,619
Net interest margin			2.45%			2.52%
Average interest-earning assets to average interest-bearing liabilities			113.53%			137.92%

Provision for Loan Losses.    We recorded a provision for loan losses of $1.9 million for the nine months ended September 30, 2019, a decrease of $1.1 million, over the nine months ended September 30, 2018.  The decrease reflected increases for loan growth that were offset by improvement in loss expectations for our multi-family loan portfolio based on historical loss experience.  The allowance for loan losses was $13.7 million, or 0.50% of total loans, at September 30, 2019, compared to $12.7 million, or 0.62% of total loans, at December 31, 2018 and $11.2 million, or 0.59%, at September 30, 2018.

Merchants Bancorp

Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $6.1 million at September 30, 2019, compared to $2.4 million at December 31, 2018 and $1.9 million at September 30, 2018. The increase compared to December 31, 2018 reflected higher delinquencies in residential real estate and commercial loans.  Included in the increases were several large loans that moved into the 90 days late category but were subsequently paid off in October 2019.  The increases were also impacted by the probate of the estate of a deceased borrower, from which we anticipate full repayment.

Special Mention (Watch) loans were $56.1 million at September 30, 2019, compared to $90.6 million at December 31, 2018 and $66.4 million at September 30, 2018.   The decrease compared to December 31, 2018 primarily reflected the completion of certain construction projects with cost over-runs that were funded by the borrowers.  Classified (substandard, doubtful and loss) loans were $14.1 million at September 30, 2019, $11.2 million at December 31, 2018 and $9.3 million at September 30, 2018.  Total loans greater than 30 days past due were $9.2 million at September 30, 2019, $3.2 million at December 31, 2018 and $3.0 million at September 30, 2018.  The increase compared to December 31, 2018 included several large loans that moved into the 90 days late category but were subsequently paid off in October 2019.  The increases were also impacted by the probate of the estate of a deceased borrower, from which we anticipate full repayment.

For the nine months ended September 30, 2019, there were $964,000 charge-offs and $18,000 in recoveries.  For the nine months ended September 30, 2018 there were $89,000 in charge-offs and no recoveries.  The higher charge-offs in 2019 related primarily to two loans, reflecting a borrower losing its primary sources of revenue, as opposed to general weakening in credit quality.

As a percentage of nonperforming loans, the allowance for loan losses was 223.5% at September 30, 2019 compared to 526.9% at December 31, 2018 and 590.2% at September 30, 2018.  The decrease compared to December 31, 2018 was primarily due to the increase in nonperforming loans.

Noninterest Income.    Noninterest income decreased $10.5 million, or 30%, to $24.4 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to a $7.5 million decrease in gain on sale of loans and a decrease of $7.4 million in loan servicing fees, partially offset by a $2.6 million increase in mortgage warehouse fees and a $1.7 million increase in other income.  The gain on sale of loans was  $20.1 million during the nine months ended September 30, 2019, compared to $27.5 million in same period of 2018, a decrease of 27%, due primarily to a decrease in the volume of multi-family rental real estate loan sales in the secondary market.  The lower gain on sale was also negatively impacted by loan processing delays caused by the federal government shutdown in January 2019.  The decrease in loan servicing fees for the nine months ended September 30, 2019 reflected a $5.9 million decrease in the fair value of mortgage servicing rights, compared to a $1.4 million increase for the nine months ended September 30, 2018.    The value of mortgage servicing rights generally declines in falling interest rate environments and increases in rising interest rate environments.

Noninterest Expense.    Noninterest expense increased $9.8 million, or 28%, to $44.5 million for the nine months ended September 30, 2019 compared to $34.7 million for the nine months ended September 30, 2018. The increase was due primarily to a $6.1 million, or 28% increase in salaries and employee benefits, reflecting an increase in the number of employees resulting from business growth and acquisitions that closed during the fourth quarter of 2018. The efficiency ratio was 40.8% for the nine months ended September 30, 2019, compared with 34.5% for the nine months ended September 30, 2018.

Income Taxes.    Income tax expense decreased $83,000, or 1%, to $15.4 million for the nine months ended September 30, 2019 from the nine months ended September 30, 2018. The effective tax rate was 24.5% for the nine months ended September 30, 2019 and 24.6% for the nine months ended September 30, 2018.

Merchants Bancorp

Our Segments

We operate in three primary segments: Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. We believe that Merchants Bank’s subsidiary, Merchants Capital Corp. (“MCC”), which operates in our Multi-Family Mortgage Banking segment, is one of the largest FHA lenders and GNMA servicers in the country based on aggregate loan principal value.    MCC originated and acquired $1.5 billion of loans during the nine months ended September 30, 2019.  As of September 30, 2019, MCC also had a $11.2 billion servicing portfolio for banks and investors, including $1.6 billion serviced for Merchants Bank. The servicing portfolio is primarily GNMA loans and is a significant source of our noninterest income and deposits.

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

Our segments diversify the net income of Merchants Bank and provide synergies across the segments. The strategic opportunities include that MCC loans are funded by Merchants Banking segment and the Banking segment provides GNMA custodial services to MCC. The securities available for sale funded by MCC custodial deposits, as well as loans generated by Merchants Bank, are pledged to the FHLB to provide advance capacity during periods of high residential loan volume for Mortgage Warehousing. Mortgage Warehousing provides leads to correspondent residential lending in the banking segment. Retail and commercial customers provide cross selling opportunities within the banking segment. These and other synergies form a part of our strategic plan.

For the three months ended September 30, 2019 and 2018, we had total net income of $20.3  million and $16.7 million, respectively, and for the nine months ended September 30, 2019 and 2018, we had total net income of $47.3 million and $47.5 million, respectively. Net income for our three segments for the respective periods was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Multi-family Mortgage Banking	$2,741	$4,863	$4,546	$15,112
Mortgage Warehousing	10,924	5,654	21,076	16,058
Banking	7,649	7,101	24,826	19,566
Other	(1,055)	(879)	(3,180)	(3,284)

Total	$20,259	$16,739	$47,268	$47,452

Multi-family Mortgage Banking.    The Multi-family Mortgage Banking segment reported net income for the three months ended September 30, 2019, of $2.7 million, a decrease of $2.2 million, or 44%, from the $4.9 million reported for the three months ended September 30, 2018. The decrease in net income was primarily due to a $1.7 million increase in noninterest expense, primarily associated with higher salaries and benefits to support future loan growth, including the recent opening of a new origination office in Chicago.  Also contributing to the decrease in net income was a $1.1 million decrease in noninterest income, primarily associated with a decrease in loan servicing fees.   During the three months ended September 30, 2019, loan servicing fees included a $1.5 million negative fair value adjustment to our

Merchants Bancorp

mortgage service rights asset, compared with a $500,000 positive adjustment for the three months ended September 30, 2018.  Partially offsetting the higher noninterest expenses and lower loan servicing fees was a $601,000 decrease in income taxes resulting from the 40% decrease in pre-tax net income. The volume of loans originated and acquired for sale in the secondary market increased by $39.8 million, or 19%, to $251.6 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

The Multi-family Mortgage Banking segment reported net income for the nine months ended September 30, 2019, of $4.5 million, a decrease of $10.6 million, or 70%, from the $15.1 million reported for the nine months ended September 30, 2018. The decrease was primarily due to a decrease of $11.1 million in noninterest income associated with lower gain on sale of loans and loan servicing fees.  The lower gain on sale portion of noninterest income was primarily due to lower loan volume during the nine months ended September 30, 2019 and was also negatively impacted by the federal government shutdown in January 2019 that resulted in loan processing delays. The lower loan servicing fees portion of noninterest income was due to a $5.9 million negative fair value adjustment to our mortgage servicing rights asset for the nine months ended September 30, 2019, compared with a $1.4 million positive fair value adjustment for the nine months ended September 30, 2018. Also contributing to the decrease in net income for the period was a $3.5 million increase in noninterest expenses primarily associated with higher salaries and benefits to support future loan growth, including the recent opening of a new origination office in Chicago. Partially offsetting the decreases in net income was a $3.5 million decrease in income taxes associated with the 68% decrease in pre-tax net income.  The volume of loans originated and acquired for sale in the secondary market decreased by $293.6 million, or 37%, to $502.4 million for the nine months ended September 30, 2019, compared with the nine months ended September 30, 2018.

Mortgage Warehousing.    The Mortgage Warehousing segment reported net income for the three months ended September 30, 2019, of $10.9 million, an increase of $5.3 million, or 93%, compared to the three months ended September 30, 2018. The increase was primarily due to a $5.7 million, or 63%, increase in net interest income, primarily associated with the significant growth in loans receivable and loans held for sale.    The higher origination volume in the single-family mortgage market was primarily attributable to lower mortgage interest rates and the recently added capital has given the company more capacity to manage capital balances within the well-capitalized classification. The volume of loans funded during the three months ended September 30, 2019 amounted to $15.0 billion, an increase of $8.5 billion, or 132%, compared to the same period in 2018. This compared favorably to the 32% industry growth in single-family residential loan volumes from the three months ended September 30, 2018 to the three months ended September 30, 2019, according to the Mortgage Bankers Association. Further interest rate cuts could lead to additional growth in these markets as borrowers seek funding and refinancing opportunities.  Also contributing to the growth in net income was a $1.9 million increase in noninterest income related to higher warehouse fees that were partially offset by a $831,000 increase in noninterest expenses for salaries and benefits of additional employees associated with an acquisition that were not included in the three months ended September 30, 2018, and to support planned business growth. A $1.4 million increase in income taxes associated with an 87% increase in pe-tax net income also partially offset the increase in net income during the period.

    The Mortgage Warehousing segment reported net income for the nine months ended September 30, 2019, of $21.1 million, an increase of $5.0 million, or 31%, over the nine months ended September 30, 2018.  The increase was primarily due to a $5.6 million, or 21%, increase in net interest income associated with the significant growth in loans receivable and loans held for sale.    The higher origination volume in the single-family mortgage market was primarily attributable to lower mortgage interest rates and the recently added capital has given the company more capacity to manage capital balances within the well-capitalized classification.  These same drivers also contributed to a $2.6 million increase in noninterest income related to warehouse fees.  Partially offsetting the growth in net interest income and noninterest income was a $2.0 million increase in noninterest expenses for salaries and benefits of additional employees and a $1.5 million increase in income taxes from 31% higher pre-tax net income.  The higher salaries and benefits were associated with an acquisition that were not included in the nine months ended September 30, 2018, and to support planned business growth.  The volume of loans funded during the nine months ended September 30, 2019 amounted to $29.9 billion, an increase of $12.5 billion, or 72%, compared to the same period in 2018. This compared favorably to the 14% industry increase in single-family residential loan volumes from the nine months ended September 30, 2018 to the nine months ended September 30, 2019, according to the Mortgage Bankers Association.

Merchants Bancorp

Banking.    The Banking segment reported net income for the three months ended September 30, 2019 of $7.6 million, an increase of $548,000, or 8%, over the three months ended September 30, 2018. The increase was primarily due to a $2.7 million increase in net interest income, reflecting higher loan volume.  Partially offsetting the increase in net interest income was a $1.7 million decrease in noninterest income that reflected higher deferred fees from multi-family loans. The results of FMNBP in the Banking segment during the three months ended September 30, 2019 did not make a material contribution to the increase in net income compared to the three months ended September 30, 2018.

The Banking segment reported net income for the nine months ended September 30, 2019, of $24.8 million, an increase of 27%, over the $19.6 million reported for the nine months ended September 30, 2018. The increase was primarily due to a $10.1 million, or 29%, increase in net interest income, reflecting higher loan volume.    Partially offsetting the increase in net interest income was a $2.3 million increase in noninterest expense related to higher salaries and employee benefits that reflected additional employees associated with an acquisition that were not included in the prior period. Also partially offsetting the increase in net income was a $2.0 million increase in income taxes, reflecting a 28% increase in pre-tax net income. The results of FMNBP in the Banking segment during the nine months ended September 30, 2019 did not make a material contribution to the increase in net income compared to the three months ended September 30, 2018.

Liquidity and Capital Resources

Liquidity.

Our primary sources of funds are business and consumer deposits, escrow and custodial deposits, principal and interest payments on loans, and proceeds from sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash, short-term investments, including interest-bearing demand deposits, trading securities and loans held for sale. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $(1.7)  billion and $104.8 million for the nine months ended September 30, 2019 and 2018, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $(698.9) million and $(377.3) million for the nine months ended September 30, 2019 and 2018, respectively. Net cash provided by financing activities, which is comprised primarily of net changes in deposits,  borrowings, and preferred stock issuances, was $2.4 billion and $323.8 million for the nine months ended September 30, 2019 and 2018, respectively.

At September 30, 2019, we had outstanding commitments to originate loans of $686.6 million, unused lines of credit of $167.5 million and outstanding letters of credit of $16.7 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2019 totaled $2.2 billion. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. At September 30, 2019, based on available collateral and our ownership of FHLB stock we had access to additional FHLB advances of up to $634.6 million.

Capital Resources.

The access to and cost of funding for new business initiatives, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs and the level and nature of regulatory oversight depend, in part, on our capital position. The Company filed a registration statement on Form S-3 with the SEC on December 7, 2018, which was declared effective on December 18, 2018, and which provides a means to allow us to issue registered securities to finance our growth objectives.

Merchants Bancorp

The assessment of capital adequacy depends on a number of factors, including asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to our current operations and to promote public confidence in our Company.

Shareholders’ Equity. Shareholders’ equity was $629.4 million as of September 30, 2019, compared to $421.2 million as of December 31, 2018.  The $208.2 million increase resulted primarily from the issuance of $171.1 million in preferred stock, net of expenses and repurchases, as well as net income of $47.3 million, which was partially offset by dividends paid on common and preferred shares of $6.0 million and $5.6 million, respectively, during the period.

7% Preferred Shares. In March 2019 the Company issued 2,000,000 shares of 7.00% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, without par value, and with a liquidation preference of $25.00 per share.  The Company received net proceeds of $48.3 million after underwriting discounts, commissions and direct offering expenses.  In April 2019, the Company issued an additional 81,800 shares of Series A Preferred Stock to the underwriters related to their exercise of an option to purchase additional shares under the associated underwriting agreement, resulting in an addition $2.0 million in net proceeds, after underwriting discounts.

In June 2019 the Company issued an additional 874,000 shares of its 7.00% Series A Preferred Stock, without par value and with a liquidation preference of $25.00 per share, for net proceeds of $21.85 million.

In  September 2019 the Company repurchased and subsequently retired 874,000 shares of its 7.00% Series A Preferred Stock, for its liquidation preference of $25 per share, at an aggregate cost of $21.85 million.  There were no brokerage fees in connection with the transaction.

Dividends on the Series A Preferred Stock, to the extent declared by the Company’s board, are payable quarterly at an annual rate of $1.75 per share through March 31, 2024.  After such date, quarterly dividends will accrue and be payable at a floating rate equal to three-month LIBOR plus a spread of 460.5 basis points per year.  In the event that three-month LIBOR is less than zero, three-month LIBOR shall be deemed to be zero.    The Company may redeem the Series A Preferred Stock at its option, subject to regulatory approval, on or after April 1, 2024, as described in the prospectus supplement relating to the offering filed with the SEC on March 22, 2019.

6% Preferred Shares/Dividends.  In  August 2019 the Company issued 5,000,000 depositary shares, each representing a 1/40th interest in a share of its 6.00% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, without par value (the Series B Preferred Stock), and with a liquidation preference of $1,000.00 per share (equivalent to $25.00 per depositary share).  After deducting underwriting discounts,  commissions, and direct offering expenses, the Company received total net proceeds of $120.9 million.

Dividends on the Series B Preferred Stock, to the extent declared by the Company’s board, are payable quarterly at an annual rate of $60.00 per depositary share (equivalent to $1.50 per depositary share) through September 30, 2024. After such date, quarterly dividends will accrue and be payable at a floating rate equal to three-month LIBOR plus a spread of 456.9 basis points per year.  In the event that three-month LIBOR is less than zero, three-month LIBOR shall be deemed to be zero.  The Company may redeem the Series B Preferred Stock at its option, subject to regulatory approval, on or after October 1, 2024, as described in the prospectus supplement relating to the offering filed with the SEC on August 13, 2019.

8% Preferred Shares/Dividends. During 2015 and 2016 the Company issued a total of 41,625 shares of non-cumulative, perpetual Preferred Stock in private placement offerings, for $1,000.00 per share.

Merchants Bancorp

Dividends on the 8% Preferred Stock, to the extent declared by the Company’s board, are payable quarterly at an annual rate of $80.00 per share. The Company may redeem the 8% Preferred Stock at its option, subject to regulatory approval, on or after the first dividend payment date falling on or after the fifth anniversary of the original issue date of the shares.

Common Shares/Dividends.  As of September 30, 2019, the Company had 28,706,438 common shares issued and outstanding.  Dividends, to the extent declared by the Company’s board, are currently payable quarterly at an annual rate of $0.28 per share.

Capital Adequacy.  At September 30, 2019, Merchants Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $600.2 million, or 10.3% of adjusted total assets, which is above the required level of $232.7 million, or 4.0%; total risk-based capital of $613.4 million, or 11.2% of risk-weighted assets, which is above the required level of $439.4 million, or 8.0%; and common equity Tier 1 capital of $600.2 million, or 10.9% of risk-weighted assets, which is above the required level of $247.2 million, or 4.5% of risk-weighted assets. Accordingly, Merchants Bank was categorized as well capitalized at September 30, 2019. Management is not aware of any conditions or events since the most recent notification that would change Merchants Bank’s category.

At September 30, 2019, FMBI exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $19.7 million, or 11.5% of adjusted total assets, which is above the required level of $6.8 million, or 4.0%; total risk-based capital of $20.2 million, or 14.2% of risk-weighted assets, which is above the required level of $11.3 million, or 8.0%; and common equity Tier 1 capital of $19.7 million, or 13.9% of risk-weighted assets, which is above the required level of $6.4 million, or 4.5% of risk-weighted assets. Accordingly, FMBI was categorized as well capitalized at September 30, 2019. Management is not aware of any conditions or events since the most recent notification that would change FMBI’s category.

At September 30, 2019, the Company exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $596.3 million, or 10.0% of adjusted total assets, which is above the required level of $239.1 million, or 4.0%; total risk-based capital of $610.0 million, or 10.8% of risk-weighted assets, which is above the required level of $450.6 million, or 8.0%; and common equity Tier 1 capital of $383.6 million, or 6.8% of risk-weighted assets, which is above the required level of $253.5 million, or 4.5% of risk-weighted assets. Management is not aware of any conditions or events since the most recent notification that would change the Company’s category.

However, the Company’s common equity Tier 1 ratio of 6.8% at September 30, 2019, while enough for the Company to be well capitalized, did not satisfy the 2.5% capital conservation buffer under the Basel III Capital Rules. As a result, until the Company’s common equity Tier 1 ratio exceeds 7.0%, and thereby satisfies the capital conservation buffer, or the Company qualifies for and elects to use the community bank leverage ratio (as described further below), the Company’s distributions to shareholders in a quarter will be limited to 60% of its eligible retained income, which is generally defined as net income for the prior four quarters, less any distributions during such four-quarter period. This is not expected to have any material effect on the Company or its ability to pay dividends as the Company’s total distributions in a quarter have historically not approached such limit.

On November 21, 2017, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation (collectively, the “federal regulators”) finalized a joint proposal and adopted a final rule (the “Transitions Rule”) pursuant to which the current regulatory capital treatment for mortgage servicing rights (“MSRs”), certain temporary difference deferred tax assets, and significant investments in the capital of unconsolidated financial institutions were indefinitely extended in anticipation of a subsequent notice of proposed rulemaking by such regulators to simplify the regulatory capital treatment of such items (the “Simplification Rule”). The extension of the capital rules with respect to MSRs is the only portion of the Transitions Rule that is material to the Company.

If the Transitions Rule had not been enacted, beginning January 1, 2018, the Company would have been required to make certain additional deductions and increases to its risk-weighting for the purposes of the Company’s capital

Merchants Bancorp

calculations, which would have resulted in the Company reporting a lower amount of capital. As a result of the Transitions Rule, there were no and will not be any such adjustments to our capital.

On July 9, 2019, the federal regulators finalized and adopted the final Simplification Rule. Under the existing rules, including the Transitions Rule, mortgage servicing rights, net of related deferred tax liabilities, that are in excess of 10% of common equity or when combined with certain other deduction items are in excess of 15% of common equity are deducted from Common Equity Tier 1 capital.  Under the Simplification Rule, this threshold will be raised to 25% of common equity, which we expect to benefit the Company because it will reduce the deductions to capital that have traditionally been required. However, the Company will be required to risk-weight the non-deducted portion of its MSRs at 250%. On September 17, 2019, the federal regulators announced that institutions may elect to implement the Simplification Rule beginning January 1, 2020 rather than the previously announced date of April 1, 2020.

Also on September 17, 2019, the Federal Deposit Insurance Corporation announced that the federal regulators have finalized a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”). The intent of CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Regulatory Relief, and Consumer Protection Act. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9% and will not be required to calculate and report risk-based capital ratios. CBLR will become effective and the Company, Merchants Bank, and FMB may elect to use it, beginning the first quarter of 2020.

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

Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. We have identified two primary sources of market risk: interest rate risk and price risk related to market demand.

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

We use two approaches to model interest rate risk: Net Interest Income at Risk (NII at Risk) and Economic Value of Equity (“EVE”). Under NII at Risk, net interest income is modeled utilizing various assumptions for assets, liabilities, and derivatives. EVE measures the period end market value of assets minus the market value of liabilities and the change in this value as rates change. EVE is a period end measurement.

We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results reflect the analysis used quarterly by management. It models gradual -200, -100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period. The following table presents NII at Risk for Merchants Bank as of September 30, 2019 and December 31, 2018.

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200
	(Dollars in thousands)
September 30, 2019:
Dollar change	$(28,439)	$(20,704)	$18,598	$37,007
Percent change	(18.6)%	(13.5)%	12.2%	24.2%

December 31, 2018:
Dollar change	$(25,230)	$(11,716)	$11,225	$22,407
Percent change	(24.1)%	(11.2)%	10.7%	21.4%

Our interest rate risk management policy limits the change in our net interest income to 20% for a +/- 100 basis point move in interest rates, and 30% for a +/- 200 basis point move in rates. At September 30, 2019 we estimated that we are within policy limits set by our Board of Directors for the -200, -100, +100, and +200 basis point scenarios. The results reported as of September 30, 2019 show an asset sensitive position.

Merchants Bancorp

The EVE results for Merchants Bank included in the table below reflect the analysis used quarterly by management. It models immediate -200, -100, +100 and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200
	(Dollars in thousands)
September 30, 2019:
Dollar change	$2,267	$(475)	$(1,754)	$(5,784)
Percent change	0.4%	(0.1)%	(0.3)%	(1.0)%

December 31, 2018:
Dollar change	$4,746	$3,193	$(4,622)	$(9,757)
Percent change	1.1%	0.8%	(1.1)%	(2.3)%

Our interest rate risk management policy limits the change in our EVE to 15% for a +/- 100 basis point move in interest rates, and 20% for a +/- 200 basis point move in rates. We are within policy limits set by our board of directors for the -200, -100, +100 and +200 basis point scenarios. The EVE reported at September 30, 2019 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective.

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

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended September 30, 2019 are as provided in the table below:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share
July 1, 2019 - July 31, 2019
August 1, 2019 - August 31, 2019
September 1, 2019 - September 30, 2019	874,000(1)	$25.00

(1)  None of the shares repurchased were pursuant to a publicly announced plan or program. All repurchases were through private negotiations with the holders of such shares. The shareholders were primarily related parties, including Michael Petrie, our Chairman and Chief Executive Officer; Randall Rogers, Vice Chairman and a director of the Company and members of his family; Michael Dury, President of MCC

ITEM 3.       Defaults Upon Senior Securities

None.

ITEM 4.       Mine Safety Disclosures

Not applicable.

ITEM 5.       Other Information

None.

ITEM 6.       Exhibits

Exhibit
Number	Description

3.1

First Amended and Restated Articles of Incorporation of Merchants Bancorp. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333- 220623) filed on September 25, 2018)

3.2

Articles of Amendment to the First Amended and Restated Articles of Incorporation dated March 27, 2019 designating the 7.00% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock. (incorporated by reference to Exhibit 3.2 of the registration statement on Form 8-A filed on March 28, 2019)

3.3

Articles of Amendment to the First Amended and Restated Articles of Incorporation dated August 19, 2019 designating the 6.00% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock. (incorporated by reference to Exhibit 3.3 of the registration statement on Form 8-A filed on August 19, 2019)

3.4	Second Amended and Restated By-Laws of Merchants Bancorp. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 20, 2018)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Merchants Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Merchants Bancorp

Date:	November 8, 2019	By:	/s/ Michael F. Petrie
Michael F. Petrie
Chairman & Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2019	By:	/s/ John F. Macke
John F. Macke Chief Financial Officer
(Principal Financial & Accounting Officer)