Form 10-K
period 2019-12-31
Merchants Bancorp
filed 2020-03-16
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

Commission file number 001‑38258

MERCHANTS BANCORP

(Exact name of Registrant as specified in its charter)

INDIANA	20‑5747400
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

410 Monon Blvd. Carmel, Indiana	46032
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (317) 569‑7420

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value Series A Preferred Stock, without par value Depositary Shares, each representing a 1/40th interest in a share of Series B Preferred Stock, without par value	MBIN MBINP MBINO	NASDAQ NASDAQ NASDAQ

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

Large accelerated filer ☐	Smaller reporting company ☐
Accelerated filer ☒	Emerging growth company ☒
Non‑accelerated filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐    No ☒

At June 28, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”) was $276.8 million.

As of March 5, 2020,  the Registrant had 28,735,466 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement, for its 2020 annual meeting of shareholders to be held May 21, 2020,  to be filed within 120 days after December 31, 2019,  are incorporated by reference into Part III of this Form 10‑K.

MERCHANTS BANCORP

Annual Report on Form 10‑K

For Year Ended December 31, 2019

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

PART I

Item 1. Business.

Company Overview

Merchants Bancorp (the “Company,” “Merchants,” “we,” “our,” or “us”), an Indiana corporation formed in 2006, is a diversified bank holding company headquartered in Carmel, Indiana and registered under the Bank Holding Company Act of 1956, as amended. We currently operate in and service multiple lines of business, including multi‑family housing, mortgage warehouse financing, retail and correspondent residential mortgage banking, agricultural lending, and traditional community banking. As of December 31, 2019, we had $6.4 billion in assets, $5.5 billion of deposits and $653.7 million of shareholders’ equity.

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

Merchants Bank of Indiana (“Merchants Bank”), one of our wholly owned banking subsidiaries, operates under an Indiana charter and provides traditional community banking services, as well as retail and correspondent residential mortgage banking and agricultural lending. Merchants Bank has six depository branches located in Carmel, Indianapolis, Lynn, Spartanburg, and Richmond, Indiana. Farmers-Merchants Bank of Illinois (“FMBI”, formerly named Joy State Bank),  another wholly-owned banking subsidiary, acquired on January 2, 2018, operates under an Illinois charter and provides traditional community banking services and agricultural lending. FMBI has five depository branches located in Joy, New Boston, Paxton, Melvin, and Piper City, Illinois.

Our business consists primarily of funding low risk loans that sell within 90 days of origination. The sale of loans and servicing fees generated primarily from the multi-family rental real estate loans servicing portfolio contribute to noninterest income. The funding source is primarily from mortgage custodial, municipal, retail, commercial, and brokered deposits. We believe that the combination of net interest income and noninterest income from the sale of low risk profile assets results in lower than industry charge offs and a lower expense base, which serves to maximize net income and shareholder return.

Our Business Segments

We have several lines of business and provide various banking and financial services through our subsidiaries. Our business segments are defined as multi-family mortgage banking, mortgage warehousing, and banking.

Multi-Family Mortgage Banking

Merchants Capital Corp. (“MCC”) and Merchants Capital Servicing, LLC (“MCS”), subsidiaries of Merchants Bank, are primarily engaged in mortgage banking, specializing in originating and servicing loans for multi‑family rental housing and healthcare facility financing. In August 2017, MCC acquired MCS, a national multi‑family housing mortgage lender, to complement and expand the products and services offered by MCC.  The servicing portfolio was primarily Government National Mortgage Association (“Ginnie Mae”) loans, but  through the MCS acquisition, MCC gained the ability to originate and service Federal National Mortgage Association (“Fannie Mae”) and Federal Home

Loan Mortgage Corporation (“Freddie Mac”) Affordable multi-family products.  Our servicing portfolio is a significant source of our noninterest income and deposits.

Through the Multi-Family Mortgage Banking segment, we primarily originate Federal Housing Authority (“FHA”) loans that are sold as Ginnie Mae mortgage backed securities within approximately 30 days.  We believe that the combination of MCC and MCS makes the Company one of the largest FHA lenders and Ginnie Mae servicers in the country based on aggregate loan principal balance.   The Company also originates loans sold to Freddie Mac and Fannie Mae as mortgage backed securities. The loans are sold and servicing rights are retained. In addition to the loans originated directly through Multi-Family Mortgage Banking, we also fund loans brought to us by non‑affiliated entities and service or sub-service loans for a fee. Other originations include bridge and permanent financing that are referred to the Banking segment.

The segment’s primary source of funding is the national secondary mortgage market. Investors in the market are primarily large financial institutions, brokerage companies, insurance companies and real estate investment trusts. MCC is an approved FHA lender and a Ginnie Mae issuer of mortgage backed securities. It is also an approved Multi-family Accelerated Processing and Housing and Urban Development (“HUD”) section 232 LEAN lender and a Rural Housing Service (“RHS”) approved lender for their Section 538 program. MCC is an approved Freddie Mac Targeted Affordable Lender and Fannie Mae Affordable Lender. These programs facilitate secondary market activities in order to provide funding for the multi‑family mortgage market.

Multi-Family Mortgage Banking funds loans through the sale of participation interests to Merchants Bank, where they accrue interest for approximately 30 days before delivery to the end investor. Generally, these loans have 35-year fixed rates with 10-year call protection. The loans are predominantly insured by the FHA and RHS are rate locked as forward delivery Ginnie Mae, Fannie Mae and Freddie Mac securities, who guarantee the timely payment of principal and interest to investors.

Mortgage Warehousing

We started the warehouse lending business in 2009 as a result of dislocation in the market. Merchants Bank currently has warehouse lines of credit and loan participations with some of the largest non‑depository financial institutions and mortgage bankers in the country.

Our Mortgage Warehousing segment provides asset-based financing in the form of warehouse facilities to eligible non-depository financial institutions and mortgage bankers, which enables them to fund and inventory residential and multi-family mortgage loans until they are sold and purchased in the secondary market by an approved investor. The warehouse financing facilities are secured by residential and multi-family mortgage loans underwritten to standards approved by Merchants Bank that are generally comparable to those established by Fannie Mae, Freddie Mac, FHA and Veterans Affairs (“VA”).

Mortgage Warehousing has grown to fund over $20 billion of loan principal annually since 2015 and funded over $46 billion in 2019. Mortgage Warehousing also provides deposits related to the mortgage escrow accounts of its customers.

Through Natty Mac Funding, Inc. (“NMF”), a wholly-owned subsidiary of Merchants Bank, we engaged in loan participations and warehouse financing with Home Point Financial Corporation (“Home Point”) and its subsidiaries and correspondent customers during 2018. We entered into a Revolving Loan and Subordinated Loan Agreement whereby Home Point invested $30 million in our subordinated debt.  In turn, we invested the proceeds into Merchants Bank and then to NMF. NMF provided $300 million of lending capacity to Home Point and its subsidiaries and correspondent customers. We earned net interest income and used Home Point custodial deposits to fund the loans. However, on December 31, 2018 the Company acquired the assets of NattyMac, LLC (“NattyMac”) from Home Point and terminated their warehouse funding arrangement and ceased operating NMF. Additionally, the $30 million subordinated debt and related interest was repaid by the Company.

In 2018, we entered into an arrangement similar to that between NMF and Home Point with another warehouse customer and may do so with additional mortgage warehouse customers in the future.

Banking

The Banking segment includes retail banking, commercial lending, agricultural lending, and retail and correspondent residential mortgage banking, and SBA lending. Banking operates primarily in the Indianapolis metropolitan and Randolph County Indiana markets, as well as Ford County in Central Illinois. Our correspondent mortgage banking business, like Multi‑family Mortgage Banking and Mortgage Warehousing, is a national business. The Banking segment has a well‑diversified customer and borrower base and has experienced significant growth over the past three years.

Commercial Lending and Retail Banking

Merchants Bank holds loans in its portfolio comprised of multi‑family construction and bridge loans referred by MCC, owner occupied commercial real estate loans, commercial and industrial loans, agricultural loans, residential mortgage loans and consumer loans. Merchants Bank receives deposits from customers located primarily in Hamilton, Marion, Randolph and surrounding counties in Indiana and from the escrows generated by the servicing activities of MCC and MCS. FMBI receives deposits from and makes loans to customers located through multiple branches in Illinois.

Agricultural Lending

Merchants Bank’s Lynn and Richmond, Indiana offices primarily offer agricultural loans within its designated Community Reinvestment Act (“CRA”) assessment area of Randolph and Wayne counties in Eastern Indiana and nearby Darke County, Ohio. FMBI primarily provides agricultural loans within its designated CRA assessment area of Mercer County in Western Illinois and with its acquisition of Farmers-Merchants National Bank of Paxton (“FMNBP”) in October 2018, in Ford County in East Central Illinois.  Merchants Bank and FMBI offer operating lines of credit for crop and livestock production, intermediate term financing to purchase agricultural equipment and breeding livestock and long‑term financing to purchase agricultural real estate. Merchants Bank is approved to sell agricultural loans in the secondary market through Farmer Mac and uses this relationship to manage interest rate risk within the agricultural loan portfolio.    Merchants Bank is also a Certified Lender with the Farm Service Agency and FMBI is a Standard Eligible Lender with the Farm Service Agency in the 90% guarantee program, to offset credit risk inherent in the Agriculture loan portfolio.

Single-Family Mortgage Lending, Correspondent Lending and Servicing

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

SBA Lending

Merchants Bank participates in the Small Business Administration (“SBA”) 7(a), 504 and Express programs in order to meet the needs of our small business communities and help diversify our retail revenue stream. In January of 2018, Merchants Bank was awarded Preferred Lender Program status, the SBA’s highest level of approval that a lender can hold. This designation provides us delegated loan approval, closing and servicing authority that enables loan decisions to be made more rapidly. In December 2019, the Company added a new team of SBA originators, located in Illinois and Indiana, to help broaden our reach to small business owners in and around these states.

Strategy for Complementary Segments

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

See “Operating Segment Analysis for the Years Ended December 31, 2019 and 2018” in  Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 24, “Segment Information,” in the notes to our Consolidated Financial Statements for further information about our segments.

Competition

We compete in a number of areas, including commercial and retail banking, residential mortgages, and multi‑family FHA, Fannie Mae, and Freddie Mac affordable loan originations in the multi‑family and healthcare sectors. These industries are highly competitive, and the Company faces strong direct competition for deposits, loans, and FHA loan originations and other financial‑related services. We compete with other non-depository financial institutions and community banks, thrifts and credit unions. Although some of these competitors are situated locally, others have statewide or regional presence. In addition, we compete with large banks and other financial intermediaries, such as consumer finance companies, brokerage firms, mortgage banking companies, business leasing and finance companies, insurance companies, multi-family loan origination businesses, securities firms, mutual funds and certain government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. Additionally, we face growing competition from online businesses with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, as well as automated retirement and investment service providers. We believe that the range and quality of products that we offer, the knowledge of our personnel and our emphasis on building long‑lasting relationships sets us apart from our competitors.

Employees

As of December 31, 2019, we had approximately 329 full-time equivalent employees. The Company has been named to the list of “Best Places to Work in Indiana” by the Indiana Chamber of Commerce every year since 2016. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with employees are positive.

Corporate Information

Our principal executive offices are located at 410 Monon Blvd., Carmel, Indiana 46032, and our telephone number at that address is (317) 569‑7420. Through our website at www.merchantsbankofindiana.com under “Investors,” we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). Those filings can also be obtained on the SEC’s website at www.sec.gov. The information contained on our website is not a part of, or incorporated by reference into, this report.

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

Merchants Bank and FMBI established an anti‑money laundering program pursuant to the BSA and a customer identification program pursuant to the Patriot Act. Merchants Bank and FMBI also maintain records of cash purchases of negotiable instruments, file reports of certain cash transactions exceeding $10,000 (daily aggregate amount), and report suspicious activity that might signify money laundering, tax evasion, or other criminal activities pursuant to the BSA. Merchants Bank and FMBI otherwise have implemented policies and procedures to comply with the foregoing requirements.

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

Currently, a “well capitalized” institution is one that has a total risk‑based capital ratio of at least 10%, a Tier 1 risk‑based capital ratio of at least 8%, a Tier 1 leverage ratio of at least 5%, a common equity Tier 1 risk‑based capital ratio of at least 6.5%, and is not subject to regulatory direction to maintain a specific level for any capital measure. Beginning January 1, 2020, an institution that has elected to use the community bank leverage ratio will be considered to be “well capitalized” if it has a leverage ratio of at least 9% (as described further under the caption Capital Requirements and Basel III below). An “adequately capitalized” institution is one that has ratios of at least 8%, 6%, 4% and 4.5%, respectively. An institution is “undercapitalized” if any of its respective ratios is less than 8%, 6%, 4% and 4.5%, as applicable. “Significantly undercapitalized” institutions have ratios of less than 6%, 4%, 3% and 3%, respectively. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity to total assets that is 2% or less.

At December 31, 2019, Merchants Bank and FMBI were well capitalized, as defined by the FDICIA and applicable FDIC regulations.

Deposit Insurance Fund and Financing Corporation Assessments

The Deposit Insurance Fund (“DIF”) of the FDIC insures the deposits of Merchants Bank and FMBI up to $250,000 per depositor, qualifying joint accounts, and certain other accounts. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The Dodd‑Frank Wall Street Reform and Consumer Protection Act (the “Dodd‑Frank Act”) required the FDIC to set a DIF reserve ratio of 1.35% of estimated insured deposits, which the FDIC achieved on September 30, 2018 and as a result, we received assessment credits totaling approximately $828,000 for the portion of our assessments that contributed to the growth in the reserve ratio.

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

In addition to its risk‑based insurance assessments, the FDIC also imposes assessments to help make $780 million in annual interest payments on approximately $8 billion of bonds issued in the late 1980s by a government corporation, the Financing Corporation (“FICO”), to help finance the recovery of the thrift industry from the savings and loan crisis. Merchants Bank and FMBI’s FICO assessment for the first quarter of 2019 was equal to .0030%  per $100 of assessment base.  However, all outstanding bonds matured in 2019,  resulting in no additional FICO assessments for 2019 and no additional assessments are expected.

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

As of 2016, the capital regulations began to limit a depository institution’s ability to make capital distributions if it does not hold a specified capital conservation buffer above the required minimum risk‑based capital ratios. There is a phase‑in period that began in 2016 and concluded in 2019 with a buffer requirement of 2.5%. Regulators also review and limit proposed dividend payments as part of the supervisory process and review of an institution’s capital planning. In addition to dividend limitations, Merchants Bank and FMBI are subject to certain restrictions on extensions of credit to us, on investments in our shares or other securities and in taking such shares or securities as collateral for loans.

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

However, on November 21, 2017, the Federal Reserve, Office of the Comptroller of the Currency (“OCC”), and FDIC finalized a joint proposal and adopted a final rule (the “Transitions Rule”) pursuant to which the current regulatory capital treatment then in place for mortgage servicing rights (“MSRs”), certain temporary difference deferred tax assets, and significant investments in the capital of unconsolidated financial institutions was indefinitely extended in anticipation of a subsequent notice of proposed rulemaking by such regulators to simplify the regulatory capital treatment of such items (the “Simplification Rule”). The extension of the capital rules with respect to MSRs was the only portion of the Transitions Rule that was material to the Company.

If the Transitions Rule had not been enacted, beginning January 1, 2018,  we would have been required to make certain additional deductions and increases to our risk-weighting for the purposes of our capital calculations, which would have resulted in us reporting a lower amount of capital. As a result of the Transitions Rule, there were no such adjustments to our capital in 2018 or 2019.

On July 9, 2019, the federal regulators finalized and adopted the final Simplification Rule. Under the existing rules, including the Transitions Rule, mortgage servicing rights, net of related deferred tax liabilities, that are in excess of 10% of common equity or when combined with certain other deduction items are in excess of 15% of common equity are deducted from Common Equity Tier 1 capital.  Under the Simplification Rule, beginning January 1, 2020, this threshold will be raised to 25% of common equity, which we expect to benefit the Company because it will reduce the deductions to capital that have traditionally been required. However, the Company will be required to risk-weight the non-deducted portion of its MSRs at 250%.

On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”). The intent of CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Regulatory Relief, and Consumer Protection Act. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9% and will not be required to calculate and report risk-based capital ratios. The Company, Merchants Bank, and FMBI expect to elect to begin using CBLR in the first quarter of 2020.

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

Mortgage Origination

The CFPB’s “ability to repay” rule, issued pursuant to the Dodd-Frank Act, among other things, requires lenders to consider a consumer’s ability to repay a mortgage loan before extending credit to the consumer, and limits prepayment penalties. The rule also establishes certain protections from liability for mortgage lenders with regard to the “qualified mortgages” they originate. This rule includes within the definition of a “qualified mortgage” a loan with a borrower debt‑to‑income ratio of less than or equal to 43% or, alternatively, a loan eligible for purchase by Fannie Mae or Freddie Mac while they operate under federal conservatorship or receivership, and loans eligible for insurance or guarantee by the FHA, VA or USDA. Additionally, a qualified mortgage may not: (i) contain excess upfront points and fees; (ii) have a term greater than 30 years; or (iii) include interest−only or negative amortization payments. This rule became effective January 10, 2014, and it has not had a significant impact on our mortgage production operations since most of the loans Merchants Bank currently originates would constitute “qualified mortgages” under the rule.

Mortgage Servicing

Additionally, the CFPB has issued a series of final rules as part of an ongoing effort to address mortgage servicing reforms and create uniform standards for the mortgage servicing industry. The rules increase requirements for communications with borrowers, address requirements around the maintenance of customer account records, govern procedural requirements for responding to written borrower requests and complaints of errors, and provide guidance around servicing of delinquent loans, foreclosure proceedings and loss mitigation efforts, among other measures. Since becoming effective in 2014, these rules have increased the costs to service loans across the mortgage industry, including our mortgage servicing operations.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Mortgage production, especially refinancing activity, declines in rising interest rate environments. Even with rate increases and decreases over the last few years by the Federal Reserve, interest rates have been historically low over the last few years and this environment likely will not continue indefinitely. Moreover, when interest rates increase further, there can be no assurance that our mortgage production will continue at current levels. Because we sell a substantial portion of the mortgage loans we originate and purchase, the profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them at a gain in the secondary market. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market. If our level of mortgage production declines, the profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations.

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

A  significant portion of our total deposits are concentrated in large mortgage non‑depository financial institutions. These concentration levels expose us to the risk that one of these depositors will experience financial difficulties, withdraw its deposits, or otherwise lose the ability to generate custodial funds due to business or regulatory realities. However, these institutions also have warehouse funding arrangements,  providing us the opportunity to mitigate this risk by electing not to participate or fund an institution’s loans in the event such institution removes its deposits. Nonetheless, failure to effectively manage this risk and subsequent reduction in the deposits of our customers could have a material impact on our ability to fund lending commitments or increase cost of funds, thereby decreasing our revenues.

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

We originate, sell and service loans under the U.S. Department of Housing and Urban Development (“HUD”) programs, and make certifications regarding compliance with applicable requirements and guidelines. If we were to violate these requirements and guidelines, or other applicable laws, or if the FHA loans we originate show a high frequency of loan defaults, we could be subject to monetary penalties and indemnification claims and could be declared ineligible for FHA programs. Any inability to engage in our multi‑family FHA origination and servicing business would lead to a decrease in our net income.

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

Our success is dependent, to a large degree, upon the continued service and skills of our executive management team, particularly Mr. Petrie, our Chairman and Chief Executive Officer of Merchants Bancorp,  and Mr. Dunlap, our President and Chief Operating Officer of Merchants Bancorp.  Mr. Dunlap also serves as our Chief Executive Officer and President of Merchants Bank and Chairman of Merchants Capital.

Our business and growth strategies are built primarily upon our ability to retain employees with experience and business relationships within their respective market areas. We seek to manage the continuity of our executive management team through regular succession planning. As part of such succession planning, other executives and high performing individuals have been identified and are provided certain training in order to be prepared to assume particular management roles and responsibilities in the event of the departure of a member of our executive management team. However, the loss of Mr. Petrie or Mr. Dunlap, or any of our other key personnel could have an adverse impact on our business and growth because of their skills, years of industry experience, and knowledge of our market areas, our failure to develop and implement a viable succession plan, the difficulty of finding qualified replacement personnel, or any difficulties associated with transitioning of responsibilities to any new members of the executive management team. With the exception of Mr. Dury, Chief Executive Officer of MCC, who is subject to an “at will” employment agreement that contains a 12 month non‑competition period, we do not have employment or non‑competition agreements with our executives or other employees who are important to our business. While our mortgage originators and loan officers are generally subject to non‑solicitation provisions as part of their employment, our ability to enforce such agreements may not fully mitigate the injury to our business from the breach of such agreements, as such employees could leave us and immediately begin soliciting our customers. The departure of any of our personnel who are not subject to enforceable non‑competition agreements could have a material adverse impact on our business, results of operations and growth prospects.

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

Our goodwill impairment test involves a two‑step process. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2019, our goodwill totaled $15.8 million. While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write‑downs, which could adversely affect our business, financial condition and results of operations.

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

We face significant capital and other regulatory requirements as a financial institution. Although we raised significant funds through our October 2017 initial public offering and $171.1 million, net of expenses and repurchases, through preferred stock offerings during 2019, we may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, we, on a consolidated basis, and Merchants Bank and FMBI, on a stand‑alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot provide assurances that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

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

We may be adversely impacted by the transition from LIBOR as a reference rate.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR.

Additionally, on February 6, 2020, Fannie Mae and Freddie Mac announced that they will not accept single family or multi-family adjustable rate mortgages (“ARMs”) indexed to LIBOR with an application date after September 30, 2020 and will cease accepting all such ARMs on or before December 31, 2020 and thereafter will only accept ARMs indexed to the Federal Reserve’s Secured Overnight Financing Rate (“SOFR”).

With these announcements it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market index, whether SOFR or another rate may become the industry accepted alternative to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

We have loans and other financial instruments and two series of preferred stock with attributes that are either directly or indirectly dependent on LIBOR. While such loans, instruments, and series of preferred stock generally allow for a change to another index in the event that LIBOR ceases to be accepted in the industry, the transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts and dividends paid on those series of preferred stock referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms, or Basel III, and issued rules effecting certain changes required by the Dodd‑Frank Act. Basel III is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1.0 billion). Basel III not only increased most of the required minimum regulatory capital ratios, it introduced a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. Basel III also expanded the definition of capital by establishing additional criteria that capital instruments must meet to be considered additional Tier 1 and Tier 2 capital. In order to be a “well‑capitalized” depository institution under Basel III, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of common equity Tier 1 capital. Basel III became effective as applied to us,  Merchants Bank, and FMBI on January 1, 2015 with a phase‑in period that generally extended through January 1, 2019 for many of the changes.

Although, the federal banking regulators recently finalized certain rules intended to ease and/or simplify our capital requirements (e.g., the Simplification Rule and CBLR, as described in Part I, Item 1 - Supervision and Regulation - Merchants Bank and FMBI – Capital Requirements and Basel III), these new rules ultimately may not affect our capital requirements or provide sufficient relief.

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

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies, and other federal agencies are responsible for enforcing these laws and regulations. A challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions and/or directives, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, restrictions on entering new business lines, and to make certain community investments or other costly expenditures, such as opening new branch offices. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

During 2019, we completed construction of a new headquarters building and opened a Merchants Bank branch at 410 Monon Blvd., Carmel, Indiana 46032. With the recent acquisitions of FMBI and FMNBP and the assets of NattyMac, our operations now include a total of sixteen offices or branches in several states, including Indiana, Illinois, Florida, New York, and Minnesota.  We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

Item 3.  Legal Proceedings.

There are no material pending legal proceedings other than ordinary routine litigation incidental to the business which we operate.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on the Nasdaq Capital Market (“Nasdaq”) under the symbol “MBIN” on October 27, 2017. Prior to that date, there was no public market for our common stock. On March 5, 2020, the closing price of our common stock was $18.33. As of March 5, 2020, there were 28,735,466 shares of our common stock outstanding and 47 shareholders of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

Dividend Restrictions

Under the terms of each class of our preferred stock, we are not permitted to declare or pay any dividends on our common stock unless the dividends have been declared and paid on the shares of all our classes of preferred stock for the period since the last payment of dividends.

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

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from October 27, 2017 (the date of our initial public offering and listing on Nasdaq) through December 31, 2019. The graph compares our common stock with the Nasdaq Composite Index and the Nasdaq Bank Index. The graph assumes an investment of $100.00 in our common stock and each index on October 27, 2017 and reinvestment of all quarterly dividends. Measurement points are October 27, 2017 and the last trading day of each subsequent quarter through December 31, 2019. There is no assurance that our common stock performance will continue in the future with the same or similar results as shown in the graph.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

Unregistered Sales and Repurchases of Equity Securities

None.

Item 6. Selected Financial Data.

The following consolidated selected financial data is derived from our audited consolidated financial statements as of and for the five years ended December 31, 2019. This information should be read in connection with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in the report. We have derived certain selected financial data prior to December 31, 2018 from our audited financial statements not included in this report.

	At or for the Year Ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Balance Sheet Data:
Total Assets	$6,371,928	$3,884,163	$3,393,133	$2,718,512	$2,269,442
Loans held for investment	3,028,310	2,058,127	1,374,660	941,796	762,212
Allowance for loan losses	(15,842)	(12,704)	(8,311)	(6,250)	(5,422)
Loans held for sale	2,093,789	832,455	995,319	764,503	620,583
Deposits	5,478,075	3,231,086	2,943,561	2,428,621	2,039,520
Total liabilities	5,718,200	3,462,926	3,025,659	2,512,224	2,121,242
Total shareholders' equity	653,728	421,237	367,474	206,288	148,200
Tangible common shareholders' equity (non-GAAP)	421,438	358,637	320,479	164,184	137,677
Income Statement Data:
Interest Income	$211,995	$140,563	$94,387	$72,939	$56,345
Interest Expense	89,697	50,592	27,790	18,968	14,290
Net interest income	122,298	89,971	66,597	53,971	42,055
Provision for loan losses	3,940	4,629	2,472	960	960
Noninterest income	47,089	49,585	47,680	28,504	27,008
Noninterest expense	63,313	50,900	34,644	26,720	20,922
Income before taxes	102,134	84,027	77,161	54,795	47,181
Provision for income taxes	24,805	21,153	22,477	21,668	18,798
Net income	77,329	62,874	54,684	33,127	28,383
Preferred stock dividends	9,216	3,330	3,330	2,002	—
Net income available to common shareholders	$68,113	$59,544	$51,354	$31,125	$28,383
Credit Quality Data:
Nonperforming loans	$4,678	$2,411	$3,140	$1,887	$887
Nonperforming loans to total loans	0.15%	0.12%	0.23%	0.20%	0.12%
Nonperforming assets	$4,822	$2,411	$3,140	$1,887	$887
Nonperforming assets to total assets	0.08%	0.06%	0.09%	0.07%	0.04%
Allowance for loan losses to total loans	0.52%	0.62%	0.60%	0.66%	0.71%
Allowance for loan losses to nonperforming loans	338.65%	526.92%	264.68%	331.21%	611.27%
Net charge-offs/(recoveries) to average loans and loans held for sale	0.02%	0.01%	0.02%	—%	—%
Per Share Data (Common Stock):
Diluted earnings per share	$2.37	$2.07	$2.28	$1.47	$1.35
Dividends declared	$0.28	$0.24	$0.20	$0.20	$0.20
Book value
Tangible book value (non-GAAP)	$14.68	$12.50	$11.17	$7.78	$6.52
Weighted average shares outstanding
Basic	28,705,125	28,692,955	22,551,452	21,111,208	21,075,475
Diluted	28,745,707	28,724,419	22,568,154	21,113,435	21,075,475
Shares outstanding at period end	28,706,438	28,694,036	28,685,167	21,111,200	21,111,200
Performance Metrics:
Return on average assets	1.47%	1.71%	1.84%	1.24%	1.32%
Return on average common equity	14.37%	15.86%	22.00%	18.68%	22.62%
Return on average tangible common equity (non-GAAP)	17.56%	17.23%	25.14%	20.50%	22.73%
Net interest margin	2.40%	2.54%	2.32%	2.07%	2.02%
Efficiency ratio (non-GAAP)	37.38%	36.47%	30.32%	32.40%	30.29%
Loans and loans held for sale to deposits	93.50%	89.46%	80.51%	70.26%	67.80%
Capital Ratios—Merchants Bancorp:
Tangible common equity to tangible assets (non-GAAP)	6.6%	9.3%	9.5%	6.0%	6.1%
Tier 1 common equity to risk-weighted assets	7.4%	10.6%	11.8%	8.1%	8.5%
Tier 1 leverage ratio	9.4%	10.0%	10.9%	6.6%	6.1%
Tier 1 capital to risk-weighted assets	11.3%	11.9%	13.4%	10.3%	9.2%
Total capital to risk-weighted assets	11.6%	12.3%	13.7%	10.6%	9.6%
Capital Ratios—Merchants Bank Only:
Tier 1 common equity to risk-weighted assets	11.7%	12.9%	15.4%	13.2%	12.9%
Tier 1 leverage ratio	9.7%	11.0%	12.5%	8.4%	8.5%
Tier 1 capital to risk-weighted assets	11.7%	12.9%	15.4%	13.2%	12.9%
Total capital to risk-weighted assets	12.0%	13.3%	15.7%	13.5%	13.3%

NON‑GAAP FINANCIAL MEASURES

Some of the financial measures included in this report are not measures of financial performance recognized by GAAP. Our management uses these non‑GAAP financial measures in its analysis of our performance. These non‑GAAP financial measures include presentation of tangible common shareholders’ equity, tangible book value per share, tangible common shareholders’ equity to tangible assets, return on average tangible common equity, and efficiency ratio.

The reconciliation from shareholders’ equity per GAAP to tangible common shareholders’ equity is comprised solely of goodwill and intangibles totaling $19.6 million at December 31, 2019, $21.0 million at December 31, 2018, $5.4 million at December 31, 2017 and $523,000 for each of the years ended December 31, 2016 and 2015.

The reconciliation from consolidated assets per GAAP to tangible assets is comprised solely of consolidated assets less goodwill and intangibles totaling  $19.6 million at December 31, 2019, $21.0 million at December 31, 2018, $5.4 million at December 31, 2017 and $523,000 for each of the years ended December 31, 2016 and 2015.

The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

Tangible book value per common share represents tangible common shareholders’ equity divided by ending common shares.

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

A reconciliation of GAAP to non‑GAAP financial measures is as follows:

	At December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Tangible common shareholders’ equity:
Shareholders’ equity per GAAP	$653,728	$421,237	$367,474	$206,288	$148,200
Less: goodwill & intangibles	(19,644)	(21,019)	(5,414)	(523)	(523)
Tangible shareholders’ equity	634,084	400,218	362,060	205,765	147,677
Less: preferred stock	(212,646)	(41,581)	(41,581)	(41,581)	(10,000)
Tangible common shareholders’ equity	$421,438	$358,637	$320,479	$164,184	$137,677

Average tangible common shareholders’ equity:
Average shareholders’ equity per GAAP	$537,946	$396,350	$248,515	$177,370	$125,463
Less: average goodwill & intangibles	(20,243)	(9,265)	(2,662)	(523)	(523)
Less: average preferred stock	(129,881)	(41,581)	(41,581)	(25,038)	(55)
Average tangible common shareholders’ equity	$387,822	$345,504	$204,272	$151,809	$124,885

Tangible assets:
Assets per GAAP	$6,371,928	$3,884,163	$3,393,133	$2,718,512	$2,269,442
Less: goodwill & intangibles	(19,644)	(21,019)	(5,414)	(523)	(523)
Tangible assets	$6,352,284	3,863,144	3,387,719	2,717,989	2,268,919

Ending Common Shares	28,706,438	28,694,036	28,685,167	21,111,200	21,111,200

Tangible book value per common share	$14.68	$12.50	$11.17	$7.78	$6.52

Return on average tangible common equity	17.56%	17.23%	25.14%	20.50%	22.73%

Tangible common equity to tangible assets	6.6%	9.3%	9.5%	6.0%	6.1%

	For the Year Ended
	December 31,
	2019	2018	2017	2016	2015
Net income as reported per GAAP	$77,329	$62,874	$54,684	$33,127	$28,383
Less: preferred stock dividends	(9,216)	(3,330)	(3,330)	(2,002)	—
Net income available to common shareholders	$68,113	$59,544	$51,354	$31,125	$28,383

Efficiency ratio (based on all GAAP metrics):
Noninterest expense	63,313	50,900	34,644	26,720	20,922
Net interest income (before provision for loan losses)	122,298	89,971	66,597	53,971	42,055
Noninterest income	47,089	49,585	47,680	28,504	27,008
Total revenues for efficiency ratio	169,387	139,556	114,277	82,475	69,063
Efficiency ratio	37.38%	36.47%	30.32%	32.40%	30.29%

Item 7. Management’s Discussion and Analysis of Financial Condition and the Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the accompanying notes included elsewhere in this report.

Discussion and Analysis of the Company’s financial condition and the results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017 were previously provided in Item 7 of Form 10-K for the year ended December 31, 2018, which is incorporated by reference.

This discussion and analysis contains forward‑looking statements that are subject to known and unknown risks and uncertainties that could cause our results to differ materially from our expectations. Actual results and the timing of events may differ significantly from those expressed or implied by such forward‑looking statements due to a number of factors, including those set forth under Item 1 - “ Special Note Regarding Forward Looking Statements,” Item 1A - “Risk Factors” and elsewhere in this report. We assume no obligation to update any of these forward‑looking statements.

Financial Highlights for the Year Ended December 31, 2019

•	Assets of $6.4 billion increased 64% compared to December 2018, reflecting a 152% increase in loans held for sale and 47% increase in net loans receivable.
•

Net income increased $14.5 million, or 23%, compared to the year ended December 31, 2018, driven primarily by a $32.3 million, or 36%, increase in net interest income from significant growth in loans held for sale and loans receivable in our Warehouse segment. The 98% increase in warehouse loan volume during this period was well ahead of industry volume increases of 30%, according to the Mortgage Bankers Association. We have benefited from the increased loan origination and refinancing activity due to lower market interest rates.

•

We experienced a 14 basis point decrease in our net interest margin of 2.40% compared to the year ended December 31, 2018. The decline in net interest margin reflected the flattening and inversion of the yield curve compared to the prior year, and reflects the shift in business mix to a higher concentration of warehouse loans that typically are funded for a shorter duration and earn interest based on longer term rates. Profitability in this business, which also includes fees classified as noninterest income, made the most significant contribution to net income growth during the period. Our diverse business model is designed to maximize overall profitability in both rising and falling interest rate environments, and unlike many other banks, our future profitability relies less upon changes in net interest margin.

•

Partially offsetting the increase in net interest income compared to the year ended December 31, 2018 was a $12.4 million, or 24%, increase in noninterest expenses, primarily due to an increase in salaries and employee benefits to support growth in our businesses. The efficiency ratio was 37.4% compared to 36.5% for the year ended December 31, 2018.

•	Our asset quality remained strong, with nonperforming loans representing only 0.15% of total loans.

•

The additional $171.1 million capital, net of expenses and repurchases, provided by our successful preferred stock offerings during 2019 has also allowed us to increase our capacity to offer additional funding opportunities to our customers while remaining a well-capitalized institution.

Company and Business Segment Overview

We are a diversified bank holding company headquartered in Carmel, Indiana and registered under the Bank Holding Company Act of 1956, as amended. We currently operate multiple lines of business, including multi‑family housing and servicing, mortgage warehouse financing, retail and correspondent residential mortgage banking, agricultural lending and traditional community banking.

See “Company Overview and Our Business Segments,” in Item 1 “Business”, “Operating Segment Analysis for the Years Ended December 31, 2019 and 2018” in Item 7 “Management’s Discussion and Analysis of Financial Condition and the Results of Operations”, and “Segment Information,” in Note 24 of our Consolidated Financial Statements for further information about our segments.

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

Net interest income. Net interest income represents interest income less interest expense. We generate interest income from interest (net of any servicing fees paid or costs amortized over the expected life of the loans) and fees received on interest‑earning assets, including loans, investment securities and dividends on FHLB stock we own. We incur interest expense from interest paid on interest‑bearing liabilities, including interest‑bearing deposits and borrowings. Net interest income is the most significant contributor to our revenues and net income. To evaluate net interest income, we measure and monitor: (a) yields on our loans and other interest‑earning assets; (b) the costs of our deposits and other funding sources; (c) our net interest margin; and (d) the regulatory risk weighting associated with the assets. Net interest margin is calculated as the annualized net interest income divided by average interest‑earning assets. Because noninterest‑bearing sources of funds, such as noninterest‑bearing deposits and shareholders’ equity, also fund interest‑earning assets, net interest margin includes the benefit of these noninterest‑bearing sources.

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

Noninterest Income. Noninterest income consists of, among other things: (a) gain on sale of loans; (b) loan servicing fees; (c) fair value adjustments to the value of mortgage servicing rights; (d) mortgage warehouse fees; and (e) other noninterest income.

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

Liquidity. We manage our liquidity based upon factors that include (a) our amount of custodial and brokered deposits as a percentage of total deposits (b) the level of diversification of our funding sources (c) the allocation and amount of our deposits among deposit types (d) the short‑term funding sources used to fund assets (e) the amount of non‑deposit funding used to fund assets (f) the availability of unused funding sources; (g) off‑balance sheet obligations; (h) the availability of assets to be readily converted into cash without a material loss on the investment ;(i) the amount of cash and cash equivalent securities we hold; (j) the repricing characteristics; and (k) maturities of our assets when compared to the repricing characteristics of our liabilities and other factors.

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

Asset Quality. We manage the diversification and quality of our assets based upon factors that include (a) the level, distribution, severity and trend of problem; (b) classified, delinquent, nonaccrual, nonperforming and restructured assets (c) the adequacy of our allowance for loan losses; (d) the diversification and quality of loan and investment portfolios (e) the extent of counterparty risks; (f) credit risk concentrations; and (g) other factors.

Recent Developments and Material Trends

Economic and Interest Rate Environment. The results of our operations are highly dependent on economic conditions, mortgage volumes, and market interest rates. Residential mortgage volumes fluctuate based on economic conditions, market interest rates, and the credit parameters set by the GSEs. In December 2015, the Federal Reserve raised short‑term interest rates for the first time in nine years with a 25 basis point increase and then raised rates again in December 2016, March 2017, June 2017, December 2017, March 2018, June 2018, September 2018, and December 2018, each with additional 25 basis point increases. Then in July 2019, the Federal Reserve reversed course with a 25 basis points decrease, followed by another 25 basis point decrease in both September and October of 2019.

The lower interest rates in 2019 contributed to the significant loan growth we experienced for the year ended December 31, 2019, particularly related to single family mortgage refinancing activity that increased net interest income in our Mortgage Warehousing segment. However, we do not anticipate that this trend of growth will necessarily continue. Supporting this expectation are reports from the Mortgage Bankers Association, which has forecasted a 30% increase in single family residential mortgage volume, to $2.173 trillion for 2019, from $1.677 trillion in 2018,  and an increase of 20%, to $2.609 trillion in 2020, followed by a decrease to $1.926 trillion in 2021.

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

As described further in Item 1 - “Supervision and Regulation—Merchants Bank and FMBI—Capital Requirements and Basel III” the federal regulators finalized and adopted rules regarding CBLR in November 2019. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9% and will not be required to calculate and report risk-based capital ratios. The Company, Merchants Bank, and FMB expect to begin using CBLR in the first quarter of 2020. We anticipate that making such an election could reduce the level of capital for us to maintain our well capitalized status and will allow us to consider offering products which would have otherwise been cost prohibitive to us under Basel III (i.e., the risk-weighting requirements).

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

Allowance for Loan Losses. One of our key operating objectives has been, and continues to be, maintenance of an appropriate level of allowance for loan losses for probable incurred losses in our loan portfolio.  The provision for loan losses recorded in prior years was primarily due to growth in our loan portfolio, as our historical loss rates remained very low.  As we anticipate that our loan portfolio could decrease in 2020, we could similarly expect the provision to decrease, but could also be influenced by any changes to problem loans in our portfolio and or the loan type mix within the portfolio.

Acquisition of FMBI. On January 2, 2018, we acquired FMBI, an Illinois chartered bank located in Joy, Illinois, for a purchase price of approximately $5.5 million. The acquisition provided us membership to the Federal Home Loan Bank of Chicago, allowing us to participate in their Mortgage Partnership Finance Program.

Acquisition of FMNBP. On October 1, 2018, we acquired FMNBP, a national banking association located in Paxton, Illinois, for a purchase price of approximately $21.9 million, and FMNBP was merged into FMBI, with FMBI as the surviving bank.

Acquisition of NattyMac. On December 31, 2018, we acquired the assets of NattyMac, a warehouse funding operation located in Clearwater, Florida, from Home Point.  Additionally, the Company repaid the balance, and related interest, of the $30 million subordinated debt that Home Point had invested in the Company.

Issuance of Preferred Stock. During 2019, we raised approximately $171.1 million in new capital, net of expenses and repurchases, through the issuance of preferred stock.  At current levels, our total dividends on preferred stock are expected to be approximately $14.5 million annually.

Comparison of Operating Results for the Years Ended December 31, 2019 and 2018

General. Net income for the year ended December 31, 2019 was $77.3 million, an increase of $14.4 million, or 23%, over the net income of $62.9 million for the year ended December 31, 2018. The increase was primarily due to a $33.0 million increase in net interest income after the provision for loan losses, which was partially offset by a

$12.4 million increase in noninterest expense, a $3.7 million increase in the provision for income taxes, and a $2.5 million decrease in noninterest income.

Net Interest Income. Net interest income increased $32.3 million, or 36%, to $122.3 million for the year ended December 31, 2019 compared to $90.0 million for the year ended December 31, 2018. The increase was due to a $1.5 billion increase in our average interest earning assets and a 9 basis point increase in our interest rate spread, to 2.16%, for the year ended December 31, 2019 from 2.07% for the year ended December 31, 2018. Our net interest margin decreased 14 basis points, to 2.40%, for the year ended December 31, 2019 from 2.54% for the year ended December 31, 2018. The decline in net interest margin reflected the flattening and inversion of the yield curve compared to the prior year, and reflects the shift in business mix to a higher concentration of warehouse loans that typically are funded for a shorter duration and earn interest based on longer term rates. Profitability in this business, which also includes fees classified as noninterest income, had the most significant growth in net income of all our businesses during the year ended December 31, 2019 compared to the year ended December 31, 2018.

Interest Income. Interest income increased $71.4 million, or 51%, to $212.0 million for the year ended December 31, 2019, from $140.6 million for the year ended December 31, 2018. This increase was primarily attributable to a $67.0 million increase in interest on loans and loans held for sale, a $2.2 million increase in interest on other interest‑earning deposits, and a $1.7 million increase in trading securities.

The average balance of loans, including loans held for sale, during the year ended December 31, 2019 increased 61%, to $4.1 billion from $2.5 billion for the year ended December 31, 2018, while the average yield on loans decreased 13 basis points to 4.59% for the year ended December 31, 2019 compared to 4.72% for the year ended December 31, 2018. The increase in loans and loans held for sale was primarily due to a significant increase in warehouse funding and multi-family volumes.  The decrease in the average yield on loans was primarily due to the overall decrease in interest rates in the market period to period.

The average balance of other interest‑earning assets increased 11%, to $547.1 million, for the year ended December 31, 2019 from $493.9 million for the year ended December 31, 2018, while the average yield increased 32 basis points to 2.27% for the year ended December 31, 2019.

The average balance of trading securities increased $48.8 million, or 35%, to $188.8 million for the year ended December 31, 2019 compared to $140.0 million for the year ended December 31, 2018, while the average yield decreased by 4 basis points to 3.54% for the year ended December 31, 2019.

The average balance of taxable securities available‑for‑sale decreased $95.8 million, or 25%, to $281.7 million for the year ended December 31, 2019 compared to $377.5 million for the year ended December 31, 2018, and the average yield increased 49 basis points, to 2.20%, for the year ended December 31, 2019.

Interest Expense. Total interest expense increased $39.1 million, or 77%, to $89.7 million for the year ended December 31, 2019 compared to $50.6 million for the year ended December 31, 2018.

Interest expense on deposits increased 101%, to $84.7 million for the year ended December 31, 2019 from $42.2 million for the year ended December 31, 2018. The increase was primarily due to an increase in the average balance of interest‑bearing deposits of $1.8 billion, or 69%, to $4.4 billion for the year ended December 31, 2019, as well as a  31 basis point increase in the average cost of interest‑bearing deposits, to 1.93% for the year ended December 31, 2019, from 1.62% for the same period in 2018.  The increase in average balances was primarily due to an increase in brokered certificates of deposit and interest-bearing checking accounts. The increase in the cost of deposits was primarily due to the overall increase in interest rates in the economy period to period.

Interest expense on borrowings decreased 40%, to $5.0 million for the year ended December 31, 2019 from $8.4 million for the year ended December 31, 2018. The decrease was due primarily to a 602 basis point decrease in the average cost of borrowings, to 6.02% for the year ended December 31, 2019, compared with 12.04% for the year ended December 31, 2018.  This was partially offset by a $14.1 million, or 20%, increase in the average balance outstanding period to period.  The 602 basis point decrease in the cost of borrowings was primarily due to a lower level of short-term subordinated debt in the mix during the twelve months ended December 31, 2019 compared with the twelve months ended December 31, 2018, as we repaid $30 million in subordinated debt associated with the acquisition of NattyMac assets on December 31, 2018. Our short-term subordinate debt instruments have carried a higher cost than our other categories of borrowing, as they include a variable interest rate equal to the one-month LIBOR rate plus an applicable margin. Additionally, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated. As a result of these payments, cost of borrowings increased from a base rate of 3.26% and 4.44%, to an effective rate of 6.02% and 12.04% for the year ended December 31, 2019 and 2018, respectively.

The $14.1 million increase in the average balance of borrowings outstanding compared to the year ended December 31, 2018 was primarily due to a $44.5 million increase in average borrowings with the FHLB, that was partially offset by the repayment of $30 million in subordinated debt associated with the acquisition of NattyMac assets and the repayment of $25 million for a line of credit that expired in August 2019.

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

	Year Ended December 31,
	2019				2018
			Average				Average
	Average	Interest	Yield /		Average	Interest	Yield /
(Dollars in thousands)	Balance(1)	Inc / Exp	Rate		Balance(1)	Inc / Exp	Rate
Assets:
Interest-bearing deposits, and other	$547,089	$12,397	2.27%		$493,949	$9,646	1.95%
Securities available for sale - taxable	281,656	6,208	2.20%		377,497	6,448	1.71%
Securities available for sale - tax exempt	9,503	272	2.86%		—	—	—%
Trading securities	188,781	6,690	3.54%		139,965	5,012	3.58%
Loans and loans held for sale	4,065,607	186,428	4.59%		2,532,433	119,457	4.72%
Total interest-earning assets	5,092,636	211,995	4.16%		3,543,844	140,563	3.97%
Allowance for loan losses	(13,324)				(10,321)
Noninterest-earning assets	182,988				147,411
Total assets	$5,262,300				$3,680,934
Liabilities & Shareholders' Equity:
Deposits
Interest-bearing checking	$1,706,884	30,907	1.81	%(4)	$907,393	16,397	1.81	%(4)
Savings deposits	149,866	322	0.21%		233,955	573	0.24%
Money market deposits	957,926	17,970	1.88%		884,527	14,680	1.66%
Certificates of deposit	1,575,940	35,462	2.25%		573,434	10,566	1.84%
Total Deposits	4,390,616	84,661	1.93%		2,599,309	42,216	1.62%
Borrowings	83,668	5,036	6.02%		69,544	8,376	12.04%
Total interest-bearing liabilities	4,474,284	89,697	2.00%		2,668,853	50,592	1.90%
Noninterest-bearing deposits	194,208				584,747
Noninterest-bearing liabilities	55,862				30,984
Total liabilities	4,724,354				3,284,584
Shareholders’ equity	537,946				396,350
Total liabilities and equity	$5,262,300				$3,680,934
Net interest spread(2)			2.16%				2.07%
Net interest earning assets	$618,352				$874,991
Net interest income		$122,298				$89,971
Net interest margin(3)			2.40%				2.54%
Average interest-earning assets to average interest-bearing liabilities			113.82%				132.79%

(1)Average balances are average daily balances.

(2)Represents the average rate earned on interest‑earning assets minus the average rate paid on interest‑bearing liabilities.

(3)Represents net interest income (annualized) divided by total average earning assets.

(4)Reflects changes in LIBOR on mortgage custodial deposits.

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

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Year ended December 31, 2019
	compared to Year ended
	December 31, 2018
	Increase (Decrease)
	Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits and other	$1,038	$1,713	$2,751
Securities available for sale - taxable	(1,637)	1,397	(240)
Securities available for sale - tax exempt	—	272	272
Trading securities	1,748	(70)	1,678
Loans and loans held for sale	72,321	(5,350)	66,971
Total interest income	73,470	(2,038)	71,432
Interest expense
Deposits
Interest-bearing checking	14,447	63	14,510
Savings deposits	(206)	(45)	(251)
Money market deposits	1,218	2,072	3,290
Certificates of deposit	18,472	6,424	24,896
Total Deposits	33,931	8,514	42,445
Borrowings	1,701	(5,041)	(3,340)
Total interest expense	35,632	3,473	39,105
Net interest income	$37,838	$(5,511)	$32,327

Provision for Loan Losses. We recorded a provision for loan losses of $3.9 million for the year ended December 31, 2019, a decrease of $689,000, compared with the year ended December 31, 2018.  The decrease reflected improvement in loss expectations for our multi-family loan portfolio based on historical loss experience that was partially offset by increases for overall loan growth.  The allowance for loan losses was $15.8 million, or 0.52% of total loans, at December 31, 2019, compared to $12.7 million, or 0.62% of total loans, at December 31, 2018.

Noninterest Income. Noninterest income decreased $2.5 million, or 5%, to $47.1 million for the year ended December 31, 2019 from $49.6 million for the year ended December 31, 2018. The decrease was primarily due to a $6.9 million decrease in loan servicing fees and a $3.9 million decrease in gain on sale of loans, that was partially offset by a $4.6 million increase in mortgage warehouse fees and a $3.1 million increase in other income.

The lower loan servicing fees in 2019 were primarily due to a $4.8 million decrease in the fair value of mortgage servicing rights for the year ended December 31, 2019, compared with an increase of $1.8 million for the year ended December 31, 2018.  The value of mortgage servicing rights generally declines in falling interest rate environments and increases in rising interest rate environments.

The gain on sale of loans was $35.4 million for the year ended December 31, 2019, a decrease of $3.9 million, or 10%,  compared to $39.3 million in the prior year. The decrease was primarily due lower volume of multi-family rental real estate loan sales in the secondary market and was also negatively impacted by loan processing delays caused by the federal government shutdown in January 2019.

The mortgage warehouse fees were $7.1 million for the year ended December 31, 2019, a 180% increase, compared to $2.6 million for the year ended December 31, 2018. The increase was primarily due the significant growth in mortgage warehouse volumes.

Noninterest Expense. Noninterest expense increased $12.4 million, or 24%, to $63.3 million for the year ended December 31, 2019 compared to $50.9 million for the year ended December 31, 2018. The increase was due primarily to a $5.9 million, or 18% increase in salaries and employee benefits, reflecting an increase in the number of employees to support business growth and acquisitions that closed during the fourth quarter of 2018. The efficiency ratio was 37.4% for the year ended December 31, 2019, compared with 36.5% for the year ended December 31, 2018.

Income Taxes.  Income tax expense increased 17%, to $24.8 million for the year ended December 31, 2019 from $21.2 million for the year ended December 31, 2018. The increase was due primarily to the 22% increase in pre-tax income. Our effective tax rate was 24.3% for the year ended December 31, 2019 and 25.2% for the year ended December 31, 2018.

Asset Quality

Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $4.7 million, or 0.15% of total loans, at December 31, 2019, compared to $2.4 million, or 0.12% of total loans, at December 31, 2018. The increase in nonperforming loans reflected higher delinquencies in residential real estate and commercial loans, primarily related to three large loans that moved into the greater than 90 days late category.  We believe the Company maintains a solid equity position in the loans on these properties and we do not anticipate any losses as the loans move through our collection process. As a percentage of nonperforming loans, the allowance for loan losses was 338.6% at December 31, 2019 compared to 526.9% at December 31, 2018. The decrease compared to December 31, 2018 was primarily due to the increase in nonperforming loans.

Total loans greater than 30 days past due were $12.6 million at December 31, 2019 compared to $3.2 million at December 31, 2018.  The increase included the large loans that moved into the 90 days late category as described above, but also reflected several loans that moved into 30-59 days late category. The large loans in the 30-59 days late category have been proactively addressed.

Special Mention (Watch) loans were $60.3 million at December 31, 2019, compared to $90.6 million at December 31, 2018. The decrease compared to December 31, 2018 primarily reflected the completion of certain construction projects with cost over-runs that were funded by the borrowers. Classified (substandard, doubtful and loss) loans were $12.5 million at December 31, 2019 and $11.2 million at December 31, 2018.

We had $162,000 of recoveries and $964,000 of charge offs during the year ended December 31, 2019, and no recoveries with $236,000 of charge offs during the year ended December 31, 2018. The higher charge-offs in 2019 related primarily to two loans, reflecting a borrower losing its primary sources of revenue, as opposed to general weakening in credit quality.

Operating Segment Analysis for the Years Ended December 31, 2019 and 2018

Our reportable segments are Multi‑family Mortgage Banking, Mortgage Warehousing, and Banking. As discussed in “Our Business Segments” of Item 1 and Note 24 of our Consolidated Financial Statements, our reportable segments have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines.

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

The Other segment presented below, in Note 24 of our Consolidated Financial Statements,  and elsewhere in this report includes general and administrative expenses for provision of services to all segments, internal funds transfer pricing offsets resulting from allocations to or from the other segments, certain elimination entries, and investments in qualified affordable housing limited partnerships.

The following table presents our primary operating results for our operating segments for the years ended December 31, 2019 and 2018.

	Multi-family
	Mortgage	Mortgage
(Dollars in thousands)	Banking	Warehousing	Banking	Other	Total
Year Ended December 31, 2019
Interest income	$1,328	$102,157	$106,443	$2,067	$211,995
Interest expense	—	50,880	45,681	(6,864)	89,697
Net interest income	1,328	51,277	60,762	8,931	122,298
Provision for loan losses	—	1,358	2,582	—	3,940
Net interest income after provision for loan losses	1,328	49,919	58,180	8,931	118,358
Noninterest income	41,682	7,178	1,005	(2,776)	47,089
Noninterest expense	22,556	11,397	17,738	11,622	63,313
Income before income taxes	20,454	45,700	41,447	(5,467)	102,134
Income taxes	5,691	10,934	9,593	(1,413)	24,805
Net income	$14,763	$34,766	$31,854	$(4,054)	$77,329
Total assets	$188,866	$3,124,684	$3,018,568	$39,810	$6,371,928

	Multi-family
	Mortgage	Mortgage
(Dollars in thousands)	Banking	Warehousing	Banking	Other	Total
Year Ended December 31, 2018
Interest income	$712	$58,784	$79,332	$1,735	$140,563
Interest expense	—	24,369	29,508	(3,285)	50,592
Net interest income	712	34,415	49,824	5,020	89,971
Provision for loan losses	—	1,372	3,257	—	4,629
Net interest income after provision for loan losses	712	33,043	46,567	5,020	85,342
Noninterest income	45,831	2,550	3,150	(1,946)	49,585
Noninterest expense	19,205	7,721	14,876	9,098	50,900
Income before income taxes	27,338	27,872	34,841	(6,024)	84,027
Income taxes	7,528	6,872	8,572	(1,819)	21,153
Net income	$19,810	$21,000	$26,269	$(4,205)	$62,874
Total assets	$166,102	$1,430,776	$2,256,687	$30,598	$3,884,163

Multi‑family Mortgage Banking.  The Multi‑family Mortgage Banking segment reported net income of $14.8 million for the year ended December 31, 2019, a decrease of $5.0 million, or 25%, compared with  $19.8 million reported for the year ended December 31, 2018. The decrease was due primarily to a decrease of $4.1 million in noninterest income and an increase of $3.4 million in noninterest expenses, partially offset by a $1.8 million decrease in income taxes.

The $4.1 million decrease in noninterest income compared to the year ended December 31, 2018 was primarily due to lower loan servicing fees, which were impacted by fair market value adjustments to mortgage servicing rights.  The year ended December 31, 2019 included a negative $4.8 million fair value adjustment, which compared to a positive fair market value adjustment of $1.8 million for the year ended December 31, 2018. The volume of loans originated and acquired for sale in the secondary market decreased by $322.3 million, or 26%, to $917.3 million for the year ended December 31, 2019 compared to the year ended December 31, 2018.

The $3.4 million increase in noninterest expenses was primarily associated with higher salaries and benefits to support future loan growth, including the opening of an  origination office in Chicago in April 2019. Also contributing to the increase was an increase in occupancy and equipment costs associated with a move to our new corporate headquarters.

Total assets in the Multi-family segment increased 14%, to $188.9 million at December 31, 2019, compared with December 31, 2018.

Mortgage Warehousing.  The Mortgage Warehousing segment reported net income of $34.8 million for the year ended December 31, 2019, an increase of $13.8 million, or 66%, over the $21.0 million reported for the year ended December 31, 2018.  The increase was primarily due to a  $16.9 million increase in net interest income associated with the significant growth in loans receivable and loans held for sale. The higher origination volume in the single-family mortgage market was primarily attributable to lower mortgage interest rates, and the recently added capital has given the company the ability to increase loans outstanding within the well-capitalized capital classification. The volume of loans funded during year ended December 31, 2019 amounted to $46.2 billion, an increase of $22.9 billion, or 98%, compared to the same period in 2018. This compared favorably to the 30% industry increase in single-family residential loan volumes from the year ended December 31, 2018, according to the Mortgage Bankers Association. The growth in volume also contributed to a $4.6 million increase in noninterest income related to warehouse fees.

Partially offsetting the growth in net interest income and noninterest income compared to the year ended December 31, 2018 was a $3.7 million increase in noninterest expenses for salaries and benefits and a $4.1 million increase in income taxes from 64% higher pre-tax net income.  The higher salaries and benefits were primarily associated with the acquisition of NattyMac’s employees, which were not included in the year ended December 31, 2018, and to support planned business growth.

Total assets in the Mortgage Warehousing segment increased 118%, to $3.1 billion at December 31, 2019, compared with December 31, 2018.

Banking.  The Banking segment reported net income for the year ended December 31, 2019, of $31.9 million, an increase of $5.6 million, or 21%, over the $26.3 million reported for the year ended December 31, 2018. The increase was primarily due to a $10.9 million increase in net interest income, reflecting higher loan volume.

Partially offsetting the increase in net interest income compared to the prior year was a $2.9 million increase in noninterest expense, primarily related to higher deposit insurance expense associated with our higher levels of deposits in 2019. Also partially offsetting the increase in net interest income compared to the prior year was a $2.1 decrease in noninterest income and a $1.0 million increase in income taxes, reflecting a 19% increase in pre-tax net income.

The results of FMNBP in the Banking segment during the year ended December 31, 2019 did not make a material contribution to the increase in net income compared to the year ended December 31, 2018.

Total assets in the Banking segment increased 34%, to $3.0 billion at December 31, 2019, compared with December 31, 2018.

See “Our Business Segments,” in Item 1 “Business”, and Note 24, “Segment Information,” in the notes to our Consolidated Financial Statements for further information about our segments.

Financial Condition

As of December 31, 2019, we had approximately $6.4 billion in total assets, $5.5 billion in deposits, and $653.7 million in total shareholders’ equity. Total assets as of December 31, 2019 included approximately $506.7 million of cash and cash equivalents, $5.1 billion of loans, which was comprised of $2.1 billion of loans held for sale and $3.0 billion of loans held for investment, net of allowance for loan losses.  Total assets also include $269.9 million of trading securities that primarily represent pre‑sold multi‑family rental real estate loan originations in Ginnie Mae, Freddie Mac, and Fannie Mae mortgage backed securities pending settlements that typically occur within 30 days. There were  $290.2 million of available for sale securities that are match funded with related custodial deposits. There are restrictions on the types of securities, as these are funded by certain custodial deposits where we set the cost of deposits based on the yield of the related securities. Mortgage servicing rights at December 31, 2019 were $74.4 million based on the fair value of the multi‑family rental real estate loan servicing, which are primarily Ginnie Mae servicing rights with 10‑year call protection.

Comparison of Financial Condition at December 31, 2019 and 2018

Total Assets.  Total assets increased $2.5 billion, or 64%, to $6.4 billion at December 31, 2019 from $3.9 billion at December 31, 2018. The increase was due primarily to increases in loans held for sale of $1.3 billion and net loans receivable of 967.0 million. Also contributing to the increase in assets was a $170.2 million increase in cash and cash equivalents.

Cash and Cash Equivalents.  Cash and cash equivalents increased $170.2 million, or 51%, to $506.7 million at December 31, 2019 from $336.5 million at December 31, 2018. The increase reflected cash levels consistent with balance sheet growth and funding activities.

Trading Securities.  Trading securities increased $106.5 million, or 65%, to $269.9 million at December 31, 2019, from $163.4 million at December 31, 2018. The trading securities represent loans that Merchants Bank has funded and are held pending settlement, primarily as  Ginnie Mae mortgage‑backed securities with a firm investor commitment to purchase the securities. The increases were due to an increase in the volume of lending, and timing of settlements.

Securities Available‑for‑Sale.  Investment securities available‑for‑sale decreased 12%, to $290.2 million at December 31, 2019 from $331.1 million at December 31, 2018. The decrease was primarily due to sales, calls, maturities (paydowns) and repayments of securities totaling $689.6 million, which were partially offset by purchases of $647.4 million during the period. Our available for sale portfolio is primarily funded with escrow deposits related to our multi-family mortgage Ginnie Mae servicing portfolio. These deposits must be either FDIC insured or invested in federal agency securities. The decline in available for sale securities compared with December 31, 2018 reflects a continuation of our strategy to increase the use of FDIC insurance for the deposits, as opposed to securities, which can be a more efficient approach to deploying deposits for the Company.

Federal Home Loan Bank (“FHLB”) stock. FHLB stock increased $12.4 million, or 155%, to $20.4 million at December 31, 2019 from $8.0 million at December 31, 2018. The increase in FHLB stock was due primarily to the additional borrowing that allows us to manage our liquidity and funding costs more effectively. Additional stock purchases are required by the FHLB in order to facilitate increased borrowing capacity.

Loans Held for Sale. Loans held for sale, comprised primarily of single‑family residential real estate loan participations, increased $1.3 billion, or 152%, to $2.1 billion at December 31, 2019 compared with December 31, 2018.  Originations and purchases of loans identified as held for sale totaled $34.0 billion during the year ended December 31, 2019, compared to $17.8 billion during the same period in 2018.  The increase in loans held for sale was primarily due to significant growth in our mortgage warehouse business, resulting from lower mortgage interest rates that increased our origination volume in the single-family mortgage market.

Loans Receivable, Net. The following table shows our allocation of loans held for investment as of the dates presented:

	December 31, 2019		December 31, 2018		December 31, 2017
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total

Mortgage warehouse lines of credit	$765,151	25%	$337,332	16%	$224,937	16%
Residential real estate	413,835	14%	410,871	20%	330,410	24%
Multi-family and healthcare financing	1,347,125	44%	914,393	44%	529,259	38%
Commercial and commercial real estate	398,601	13%	299,194	15%	228,668	17%
Agricultural production and real estate	85,210	3%	79,255	4%	51,966	4%
Consumer and margin	18,388	1%	17,082	1%	9,420	1%
Total	3,028,310		2,058,127		1,374,660
Allowance for loan losses	(15,842)		(12,704)		(8,311)
Total loans held for investment, net	$3,012,468	100.00%	$2,045,423	100%	$1,366,349	100%

Loans receivable, net, which are comprised of loans held for investment, increased $967.0 million, or 47%, to $3.0 billion at December 31, 2019 compared to December 31, 2018. The increase in net loans was comprised primarily of:

•	an increase of $432.7 million, or 47%, in multi-family and healthcare financing loans, to $1.3 billion,

•	an increase of $427.8 million, or 127%, in mortgage warehouse lines of credit loans, to $765.2 million, and
•	an increase of $99.4 million, or 33%, increase in commercial loans, to $398.6 million.

The increase in multi-family and healthcare financing was due to higher origination volume for construction, bridge and other loans generated through our Multi-family segment that will remain on our balance sheet until they convert to permanent financing or are otherwise paid off over an average of one to three years.

The increase in mortgage warehouse lines of credit was primarily due to an increase in single-family refinancing activity associated with lower market interest rates. Our growth in this business was substantially higher than the industry overall.  We reported a 98% increase in mortgage warehouse volumes, while the industry saw a 30% industry increase in single-family residential loan volumes for the year ended December 31, 2019 compared to the year ended December 31, 2018, according to the Mortgage Bankers Association.

The increase in commercial loans was also due to higher origination volume during the year ended December 31, 2019.

As of December 31, 2019, approximately 93% of the total net loans at Merchants Bank reprice within three months.

The following table presents an analysis of the allowance for loan losses for the periods presented:

	At or For the Year
	Ended December 31,
(Dollars in thousands)	2019	2018	2017

Balance at beginning of period	$12,704	$8,311	$6,250
Charge-offs:
Mortgage warehouse lines of credit	(107)	—	—
Residential real estate	—	—	—
Multi-family and healthcare financing	—	—	—
Commercial and commercial real estate	(857)	(90)	(546)
Agricultural production and real estate	—	—	—
Consumer and margin	—	(146)	—
Total charge-offs	(964)	(236)	(546)
Recoveries:
Mortgage warehouse lines of credit	—	—	—
Residential real estate	—	—	—
Multi-family and healthcare financing	—	—	—
Commercial and commercial real estate	162	—	135
Agricultural production and real estate	—	—
Consumer and margin	—	—	—
Total recoveries	162	—	135
Net (charge-offs) recoveries	(802)	(236)	(411)
Transfers out:
Residential real estate	—	—	—
Provision for loan losses	3,940	4,629	2,472
Balance at end of period	$15,842	$12,704	$8,311
Ratios:
Net charge-offs to average loans outstanding	0.02%	0.01%	0.02%
Allowance for loan losses to nonperforming loans at end of period	338.65%	526.92%	264.68%
Allowance for loan losses to total loans at end of period	0.52%	0.62%	0.60%

The following table presents an analysis of the allowance for loan losses for the periods presented:

	At December 31,
	2019			2018			2017
			Percent of			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in		Percent of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans

Mortgage warehouse lines of credit	$1,913	12%	25%	$1,068	8%	16%	$283	3%	16%
Residential real estate	2,042	13%	14%	1,986	16%	20%	1,587	19%	24%
Multi-family and healthcare financing	7,018	45%	44%	6,030	48%	44%	3,502	42%	38%
Commercial and commercial real estate	4,173	26%	13%	3,051	24%	15%	2,362	29%	17%
Agricultural production and real estate	523	3%	3%	429	3%	4%	320	4%	4%
Consumer and margin	173	1%	1%	140	1%	1%	257	3%	1%
Total allocated allowance	15,842	100%	100%	12,704	100%	100%	8,311	100%	100%
Unallocated allowance	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$15,842	100%	100%	$12,704	100%	100%	$8,311	100%	100%

The following table sets forth the amounts of nonperforming loans and nonperforming assets at the dates indicated:

	At
	December 31,
(Dollars in thousands)	2019	2018	2017

Nonaccrual loans:
Mortgage warehouse lines of credit	$233	$575	$—
Residential real estate	740	893	60
Multi-family and healthcare financing	—	—	—
Commercial and commercial real estate	1,118	136	2,060
Agricultural production and real estate	—	282	282
Consumer and margin	18	18	146
Total	2,109	1,904	2,548
Accruing loans 90 days or more past due:
Mortgage warehouse lines of credit	—	—	—
Residential real estate	1,851	74	475
Multi-family and healthcare financing	—	—	—
Commercial and commercial real estate	486	117	—
Agricultural production and real estate	231	307	117
Consumer and margin	1	9	—
Total	2,569	507	592
Total nonperforming loans	4,678	2,411	3,140
Real estate owned	144	—	—
Other nonperforming assets	—	—	—
Total nonperforming assets	$4,822	$2,411	$3,140
Troubled debt restructurings:
Mortgage warehouse lines of credit	$—	$—	$—
Residential real estate	—	—	—
Multi-family and healthcare financing	—	—	—
Commercial and commercial real estate	3,999	3,998	1,969
Agricultural production and real estate	—	—	—
Consumer and margin	—	—	—
Total	$3,999	$3,998	$1,969
Ratios:
Total nonperforming loans to total loans	0.15%	0.12%	0.23%
Total nonperforming loans to total assets	0.07%	0.06%	0.09%
Total nonperforming assets to total assets	0.08%	0.06%	0.09%
Total nonperforming loans and TDRs to total loans	0.29%	0.31%	0.37%
Total nonperforming loans and TDRs to total assets	0.14%	0.17%	0.15%
Total nonperforming assets and TDRs to total assets	0.14%	0.17%	0.15%

Premises and Equipment, Net.  Premises and equipment, net, increased $14.1 million, or 93%, to $29.3 million at December 31, 2019 compared to December 31, 2018. The increase was primarily due to the construction and furnishing of the Company’s new headquarters building in Carmel, Indiana.

Mortgage Servicing Rights. Mortgage servicing rights decreased 4%, to $74.4 million at December 31, 2019 compared to $77.8 million at December 31, 2018. During the twelve months ended December 31, 2019, additions included originated and purchased servicing of $7.3 million. These increases were offset by a reduction for paydowns of $6.0 million and a fair value decrease of $4.8 million. Mortgage servicing rights are recognized in connection with sales of multi-family loans when we retain servicing of the sold loans, as well as upon purchases of loan servicing portfolios. The mortgage servicing rights are recorded and carried at fair value.  The fair value decrease recorded during the twelve months ended December 31, 2019 was driven primarily by the decline in multi-family mortgage rates that increased borrower prepayment assumptions. Further decreases in interest rates could result in additional reductions to fair market values. The opposite could occur if interest rates increase.

Deposits. Deposits increased 70%, to $5.5 billion at December 31, 2019 from $3.2 billion at December 31, 2018. The increase was primarily due to our higher use of brokered certificates of deposits to support the significant growth in warehouse loans and to match the expected duration.

Certificates of deposit accounts increased $1.5 billion, or 220%, to $2.2 billion at December 31, 2019, primarily driven by the increase in brokered deposits outstanding period to period. Demand deposits increased $550.4 million, or 36%, to $2.1 billion at December 31, 2019, while savings deposits increased $202.7 million, or 20%, to $1.2 billion at December 31, 2019.

To fund the significant growth in loans that have relatively short durations, we have increased our use of brokered deposits by $1.2 billion, or 118%, to $2.2 billion at December 31, 2019 from $988.2 million at December 31, 2018.

•	Brokered certificates of deposit accounts increased $1.4 billion, or 239%, to $2.0 billion at December 31, 2019 from $578.5 million at December 31, 2018.
•	Brokered savings deposits increased $75.0 million, or 68%, to $184.6 million at December 31, 2019 from $109.6 million at December 31, 2018.
•	Brokered demand deposit accounts decreased by $290.1 million, or 97%, to $10.0 million at December 31, 2019.

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

Interest-bearing deposits increased $2.2 billion, or 71%, to $5.2 billion at December 31, 2019, and noninterest-bearing deposits increased $89.2 million, to $272.0 million at December 31, 2019.

The following tables show the average balance amounts and the average contractual rates paid on our deposits for the periods indicated:

	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2019		December 31, 2018		December 31, 2017
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$194,208	—%	$584,747	—%	$650,537	—%
Interest-bearing demand	1,706,884	1.81%	907,393	1.81%	569,976	1.14%
Money market savings	957,926	1.88%	884,527	1.66%	834,473	1.21%
Savings	149,866	0.21%	233,955	0.24%	332,374	0.23%
Certificates of deposit	1,575,940	2.25%	573,434	1.84%	240,869	1.09%
Total	$4,584,824	1.85%	$3,184,056	1.33%	$2,628,229	0.76%

The following table shows time deposits of $100,000 or more by time remaining until maturity:

At December 31,
(Dollars in thousands)	2019

Three months or less	$1,362,083
Over three months through six months	661,187
Over six months through one year	61,098
Over one year to three years	82,123
Over three years	7,848
Total	$2,174,339

Borrowings. Borrowings totaled $181.4 million at December 31, 2019, a decrease of $14.0 million from December 31, 2018,  reflecting the repayment of $25.0 million for a line of credit that expired in August of 2019, which was partially offset by an increase in short-term FHLB advances to maintain an appropriate level of cash to fund our businesses. The decrease compared to December 31, 2018 also reflected a shift towards utilizing more brokered deposits to appropriately match the duration of the new loans established during the period.

The following table sets forth certain information regarding our borrowings at the dates and for the periods indicated:

	At or For the Years
	Ended
	December 31,
(Dollars in thousands)	2019	2018	2017

Balance at end of period	$181,439	$195,453	$56,612
Average balance during period	83,668	69,544	65,660
Maximum outstanding at any month end	368,664	200,265	57,002
Weighted average interest rate at end of period(1)	1.79%	3.20%	4.09%
Average interest rate during period	6.02%	12.04%	11.86%

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

Total Shareholders’ Equity. Total shareholders’ equity increased $232.5 million, or 55%, to $653.7 million at December 31, 2019 from $421.2 million at December 31, 2018. The increase resulted primarily from the issuance of $171.1 million in preferred stock, net of expenses and repurchases, and net income of $77.3 million, which was partially offset by dividends paid on common and preferred shares of $8.0 million and $9.2 million, respectively, during the period.

Liquidity and Capital Resources

Liquidity

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $(1.3) billion and $204.3 million for the years ended December 31, 2019 and 2018, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $957.7 million and $509.1 million for the years ended December 31, 2019 and 2018, respectively. Net cash provided by financing activities, which is comprised primarily of net change in deposits, was $2.4 billion and $281.7 million for the years ended December 31, 2019 and 2018, respectively.

At December 31, 2019, we had $788.0 million in outstanding commitments to extend credit that are subject to credit risk and $1.9 billion outstanding commitments subject to certain performance criteria and cancellation by the Company, including loans pending closing, unfunded construction draws, and unfunded lines of warehouse credit. We anticipate that we will have sufficient funds available to meet our current loan origination commitments.

Certificates of deposit that are scheduled to mature in less than one year from December 31, 2019 totaled $2.1 billion. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

At December 31, 2019, based on available collateral and our ownership of FHLB stock, we had access to additional FHLB advances of up to $1.5 billion.

Capital Resources

The access to and cost of funding for new business initiatives, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs and the level and nature of regulatory oversight depend, in part, on our capital position. The Company filed a registration statement on Form S-3 with the SEC on December 30, 2019, which was declared effective on January 9, 2020, and which provides a means to allow us to issue registered securities to finance our growth objectives.

The assessment of capital adequacy depends on a number of factors, including asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to our current operations and to promote public confidence in our Company.

Shareholders’ Equity. Shareholders’ equity was $653.7 million as of December 31, 2019, compared to $421.2 million as of December 31, 2018.  The $232.5 million increase resulted primarily from the issuance of $171.1 million in preferred stock, net of expenses and repurchases, as well as net income of $77.3 million, which was partially offset by dividends paid on common and preferred shares of $8.0 million and $9.2 million, respectively, during the period.

7% Preferred Stock. In March 2019 the Company issued 2,000,000 shares of 7.00% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, without par value, and with a liquidation preference of $25.00 per share (“Series A Preferred Stock”). The Company received net proceeds of $48.3 million after underwriting discounts, commissions and direct offering expenses. In April 2019, the Company issued an additional 81,800 shares of Series A Preferred Stock to the underwriters related to their exercise of an option to purchase additional shares under the associated underwriting agreement, resulting in an addition $2.0 million in net proceeds, after underwriting discounts.

In June 2019 the Company issued an additional 874,000 shares of Series A Preferred Stock for net proceeds of $21.85 million.

In September 2019 the Company repurchased and subsequently retired 874,000 shares of Series A Preferred Stock at an aggregate cost of $21.85 million. There were no brokerage fees in connection with the transaction.

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

6% Preferred Stock. In August 2019 the Company issued 5,000,000 depositary shares, each representing a 1/40th interest in a share of its 6.00% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, without par value, and with a liquidation preference of $1,000.00 per share (equivalent to $25.00 per depositary share)(“Series B Preferred Stock”). After deducting underwriting discounts, commissions, and direct offering expenses, the Company received total net proceeds of $120.8 million.

Dividends on the Series B Preferred Stock, to the extent declared by the Company’s board, are payable quarterly at an annual rate of $60.00 per depositary share (equivalent to $1.50 per depositary share) through December 31, 2024. After such date, quarterly dividends will accrue and be payable at a floating rate equal to three-month LIBOR plus a spread of 456.9 basis points per year. In the event that three-month LIBOR is less than zero, three-month LIBOR shall be deemed to be zero. The Company may redeem the Series B Preferred Stock at its option, subject to regulatory approval, on or after October 1, 2024, as described in the prospectus supplement relating to the offering filed with the SEC on August 13, 2019.

8% Preferred Stock. The Company previously issued a total of 41,625 shares of 8% Non-Cumulative, Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000.00 per share (“8% Preferred Stock”) in private placement offerings.

Dividends on the 8% Preferred Stock, to the extent declared by the Company’s board, are payable quarterly at an annual rate of $80.00 per share. The Company may redeem the 8% Preferred Stock at its option, subject to regulatory approval, on or after December 31, 2020.

Common Shares/Dividends. As of December 31, 2019, the Company had 28,706,438 common shares issued and outstanding. In 2019 the Board declared quarterly dividends at an annual rate of $0.28 per share.

Capital Adequacy.

The following table presents the capital ratios under the Basel III capital framework:

				Well-Capitalized Basel III
				Ratio as of Jan. 1, 2015
	December 31, 2019	December 31, 2018	Minimum Capital Levels	Under Prompt Corrective
	Actual	Actual	as of Jan. 1, 2017	Action Regulations
Merchants Bancorp
Common Equity Tier 1 (to risk-weighted assets)	7.4%	10.6%	4.5%	N/A
Tier 1 Leverage Ratio	9.4%	10.0%	4.0%	N/A
Tier 1 Capital	11.3%	11.9%	6.0%	N/A
Total Capital (to risk-weighted assets)	11.6%	12.3%	8.0%	N/A
Merchants Bank
Common Equity Tier 1 (to risk-weighted assets)	11.7%	12.9%	4.5%	≥6.5%
Tier 1 Leverage Ratio	9.7%	11.0%	4.0%	≥5.0%
Tier 1 Capital	11.7%	12.9%	6.0%	≥8.0%
Total Capital (to risk-weighted assets)	12.0%	13.3%	8.0%	≥10.0%
FMBI
Common Equity Tier 1 (to risk-weighted assets)	12.8%	18.4%	4.5%	≥6.5%
Tier 1 Leverage Ratio	11.7%	10.8%	4.0%	≥5.0%
Tier 1 Capital	12.8%	18.4%	6.0%	≥8.0%
Total Capital (to risk-weighted assets)	13.1%	18.6%	8.0%	≥10.0%

At December 31, 2019, the Company exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $621.6 million, or 9.4% of adjusted total assets, which is above the required level of $264.3 million, or 4.0%; total risk‑based capital of $637.5 million, or 11.6% of risk‑weighted assets, which is above the required level of $440.1 million, or 8.0%; and common equity Tier 1 capital of $409.0 million, or 7.4% of risk‑weighted assets, which is above the required level of $247.5 million, or 4.5% of risk‑weighted assets. Management is not aware of any conditions or events since the most recent notification that would change our category.

At December 31, 2019,  Merchants Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $623.7 million, or 9.7% of adjusted total assets, which is above the required level of $257.5 million, or 4.0%; total risk‑based capital of $639.1 million, or 12.0% of risk‑weighted assets, which is above the required level of $426.7 million, or 8.0%; and common equity Tier 1 capital of $623.7 million, or 11.7% of risk‑weighted assets, which is above the required level of $240.0 million, or 4.5% of risk‑weighted assets. Accordingly, Merchants Bank was categorized as well capitalized at December 31, 2019. Management is not aware of any conditions or events since the most recent notification that would change our category.

At December 31, 2019, FMBI exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $21.3 million, or 11.7% of adjusted total assets, which is above the required level of $7.3 million, or 4.0%; total risk‑based capital of $21.7 million, or 13.1% of risk‑weighted assets, which is above the required level of $13.3 million, or 8.0%; and common equity Tier 1 capital of $21.3 million, or 12.8% of risk‑weighted assets, which is above the required level of $7.5 million, or 4.5% of risk‑weighted assets. Accordingly, FMBI was categorized as well capitalized at December 31, 2019. Management is not aware of any conditions or events since the most recent notification that would change our category.

In November 2017 the federal regulators finalized and adopted the Transitions Rule. If the Transitions Rule had not been adopted, we would have had to make certain deductions and increases to increases in risk-weighting for the purposes of our capital calculations, which would have resulted in us reporting a lower amount of capital in 2018 and 2019. Additionally, the July 2019 the federal regulators finalized and adopted the Simplification Rule, which generally will become effective on January 1, 2020. Under the Simplification Rule the threshold of MSR allowable for the purposes of Common Equity Tier 1 capital was increased from 15% to 25% of common equity, which will benefit us because it will reduce the deductions to capital that have traditionally been required, including in 2018 and 2019, but we will be required to risk-weight the non-deducted portion of our MSRs at 250% unless we elect to use CBLR which will also become effective on January 1, 2020. However, starting in the first quarter of 2020 we expect to elect to use CBLR. Under CBLR, so long as we remain a qualifying depository institution and our leverage ratio remains above 9%, subject to a limited two quarter grace period, we will not be required to calculate and report risk-based capital ratios. We anticipate that making such an election could reduce the level of capital for us to maintain our well capitalized status and will allow us to consider offering products which would have otherwise been cost prohibitive to us under Basel III (i.e., the risk-weighting requirements). See Item 1 - “Supervision and Regulation—Merchants Bank and FMBI—Capital Requirements and Basel III” for further information about the Transitions Rule, Simplification Rule, and CBLR.

Contractual obligations

The following table summarizes aggregated information about our outstanding contractual obligations and other long‑term liabilities as of December 31, 2019. The payment amounts represent those amounts contractually due to the recipients.

	Payments Due by Period
				Three to	More
		Less Than	One to Three	Five	than
(Dollars in thousands)	Total	One Year	Years	Years	Five Years

Deposits without a stated maturity	$3,303,736	$3,303,736	$—	$—	$—
Time deposits	2,174,339	2,084,369	82,123	7,847	—
Borrowings	181,439	164,329	15,136	403	1,571
Operating lease obligations	7,917	1,564	2,591	2,211	1,551
Total	$5,667,431	$5,553,998	$99,850	$10,461	$3,122

Borrowings are fully described in Note 11 of the Consolidated Financial Statements as of December 31, 2019 and 2018. Operating lease obligations are in place primarily for facilities and land on which banking facilities are located. See Note 23 of our Consolidated Financial Statements as of December 31, 2019,  2018, and 2017 for additional information.

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

Recently Issued Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2019, see Note 26 of our Consolidated Financial Statements “Recent Accounting Pronouncements.”

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

The following table presents NII at Risk for Merchants Bank as of December 31,  2019,  2018,  and 2017:

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200
	(Dollars in thousands)
December 31, 2019:
Dollar change	$(10,311)	$(16,293)	$17,501	$34,703
Percent change	(7.8)%	(12.3)%	13.2%	26.2%

December 31, 2018:
Dollar change	$(25,230)	$(11,716)	$11,225	$22,407
Percent change	(24.1)%	(11.2)%	10.7%	21.4%

December 31, 2017:
Dollar change	$(22,500)	$(14,336)	$11,578	$23,134
Percent change	(22.9)%	(14.6)%	11.8%	23.6%

Our interest rate risk management policy limits the change in our net interest income to 20% for a +/- 100 basis point move in interest rates, and 30% for a +/- 200 basis point move in rates. At both December 31,  2019 and 2018 we estimated that we are within policy limits set by our board of directors for the −200,  −100, +100, and +200 basis point scenarios.

The EVE results for Merchants Bank included in the following table reflect the analysis used quarterly by management. It models immediate −200,  −100, +100, and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200
	(Dollars in thousands)
December 31, 2019:
Dollar change	$(3)	$(1,154)	$(3,130)	$(7,615)
Percent change	—%	(0.2)%	(0.5)%	(1.2)%

December 31, 2018:
Dollar change	$4,746	$3,193	$(4,622)	$(9,757)
Percent change	1.1%	0.8%	(1.1)%	(2.3)%

December 31, 2017:
Dollar change	$5,816	$3,524	$(6,718)	$(14,803)
Percent change	1.4%	0.9%	(1.6)%	(3.6)%

Our interest rate risk management policy limits the change in our EVE to 15% for a +/- 100 basis point move in interest rates, and 20% for a +/- 200 basis point move in rates. We are within policy limits set by our board of directors for the −200,  −100, +100, and +200 basis point scenarios. The EVE reported at December 31,  2019 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

Merchants Bancorp

Carmel, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Merchants Bancorp (Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Indianapolis, Indiana

March 16, 2020

Merchants Bancorp

Consolidated Balance Sheets

December 31, 2019 and 2018

	December 31,	December 31,
	2019	2018
Assets
Cash and due from banks	$13,909	$25,855
Interest-earning demand accounts	492,800	310,669
Cash and cash equivalents	506,709	336,524
Securities purchased under agreements to resell	6,723	6,875
Trading securities	269,891	163,419
Available for sale securities	290,243	331,071
Federal Home Loan Bank (FHLB) stock	20,369	7,974
Loans held for sale (includes $19,592 and $11,886 at fair value, respectively)	2,093,789	832,455
Loans receivable, net of allowance for loan losses of $15,842 and $12,704, respectively	3,012,468	2,045,423
Premises and equipment, net	29,274	15,136
Mortgage servicing rights	74,387	77,844
Interest receivable	18,359	13,827
Goodwill	15,845	17,477
Intangible assets, net	3,799	3,542
Other assets and receivables	30,072	32,596
Total assets	$6,371,928	$3,884,163
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$272,037	$182,879
Interest-bearing	5,206,038	3,048,207
Total deposits	5,478,075	3,231,086
Borrowings	181,439	195,453
Deferred and current tax liabilities, net	16,917	15,444
Other liabilities	41,769	20,943
Total liabilities	5,718,200	3,462,926
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 50,000,000 shares
Issued and outstanding - 28,706,438 shares at December 31, 2019 and 28,694,036 shares at December 31, 2018	135,640	135,057
Preferred stock, without par value - 5,000,000 total shares authorized
8% Preferred stock - $1,000 per share liquidation preference
Authorized - 50,000 shares
Issued and outstanding - 41,625 shares	41,581	41,581
7% Series A Preferred stock - $25 per share liquidation preference
Authorized - 3,500,000 shares
Issued and outstanding - 2,081,800 shares	50,221	—
6% Series B Preferred stock - $1,000 per share liquidation preference
Authorized - 125,000 shares
Issued and outstanding - 125,000 shares (equivalent to 5,000,000 depositary shares)	120,844	—
Retained earnings	304,984	244,909
Accumulated other comprehensive income (loss)	458	(310)
Total shareholders' equity	653,728	421,237
Total liabilities and shareholders' equity	$6,371,928	$3,884,163

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Income

Years Ended December 31, 2019, 2018 and 2017

(In thousands, except share and per share data)
	Year Ended
	December 31,
	2019	2018	2017
Interest Income

Loans	$186,428	$119,457	$79,922
Investment securities:
Trading	6,690	5,012	5,187
Available for sale - taxable	6,208	6,448	4,531
Available for sale - tax exempt	272	—	—
Federal Home Loan Bank stock	932	385	321
Other	11,465	9,261	4,426
Total interest income	211,995	140,563	94,387
Interest Expense
Deposits	84,661	42,216	20,003
Borrowed funds	5,036	8,376	7,787
Total interest expense	89,697	50,592	27,790
Net interest income	122,298	89,971	66,597
Provision for loan losses	3,940	4,629	2,472
Net Interest Income After Provision for Loan Losses	118,358	85,342	64,125
Noninterest Income
Gain on sale of loans	35,411	39,266	37,790
Loan servicing fees, net	(1,118)	5,741	6,273
Mortgage warehouse fees	7,145	2,550	2,608
Gains/(losses) on sale of investments available for sale (includes $476, $0, and $0, respectively, related to accumulated other comprehensive earnings reclassifications)	476	—	—
Other income	5,175	2,028	1,009
Total noninterest income	47,089	49,585	47,680
Noninterest Expense
Salaries and employee benefits	38,093	32,240	21,472
Loan expenses	4,534	4,621	4,097
Occupancy and equipment	4,609	2,788	1,602
Professional fees	2,326	2,585	1,516
Deposit insurance expense	2,747	1,024	930
Technology expense	2,623	1,544	1,171
Other expense	8,381	6,098	3,856
Total noninterest expense	63,313	50,900	34,644
Income Before Income Taxes	102,134	84,027	77,161
Provision for income taxes (includes $(117), $0, and $0, respectively, related to income tax (expense)/benefit for reclassification items)	24,805	21,153	22,477
Net Income	$77,329	$62,874	$54,684
Dividends on preferred stock	(9,216)	(3,330)	(3,330)
Net Income Allocated to Common Shareholders	68,113	59,544	51,354
Basic Earnings Per Share	$2.37	$2.08	$2.28
Diluted Earnings Per Share	$2.37	$2.07	$2.28
Weighted-Average Shares Outstanding
Basic	28,705,125	28,692,955	22,551,452
Diluted	28,745,707	28,724,419	22,568,154

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2019, 2018 and 2017

(In thousands)

	Year Ended
	December 31,
	2019	2018	2017
Net Income	$77,329	$62,874	$54,684
Other Comprehensive Income (Loss):
Net change in unrealized losses on investment securities available for sale, net of (taxes) benefits of $(386), $(294), and $256, respectively	1,127	939	(378)
Less: Reclassification adjustment for gains/(losses) included in net income, net of tax (expense)/benefits of $(117), $0, and $0, respectively	359	—	—
Other comprehensive income (loss) for the period	768	939	(378)
Comprehensive Income	$78,097	$63,813	$54,306

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2019, 2018 and 2017

(In thousands, except share and per share data)

										Accumulated
										Other
	Common Stock		8% Preferred Stock		7% Preferred Stock		6% Preferred Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance, January 1, 2017	21,111,200	20,061	41,625	41,581	—	—	—	—	145,274	(628)	206,288
Net income	—	—	—	—	—	—	—	—	54,684	—	54,684
Shares issued for stock compensation plans	3,196	458	—	—	—	—	—	—	—	—	458
Shares issued for MCS acquisition	383,271	8,127	—	—	—	—	—	—	—	—	8,127
Dividends on preferred stock, $80.00 per share, annually	—	—	—	—	—	—	—	—	(3,330)	—	(3,330)
Dividends on common stock, $0.20 per share, annually	—	—	—	—	—	—	—	—	(4,620)	—	(4,620)
Initial public offering, net of issuance costs	7,187,500	106,245	—	—	—	—	—	—	—	—	106,245
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(378)	(378)
Balance, December 31, 2017	28,685,167	$134,891	41,625	$41,581	—	$—	—	$—	$192,008	$(1,006)	$367,474
Net income	—	—	—	—	—	—	—	—	62,874	—	62,874
Shares issued for stock compensation plans	8,869	166	—	—	—	—	—	—	—	—	166
Dividends on preferred stock, $80.00 per share, annually	—	—	—	—	—	—	—	—	(3,330)	—	(3,330)
Dividends on common stock, $0.24 per share, annually	—	—	—	—	—	—	—	—	(6,886)	—	(6,886)
Reclassification upon adoption of ASU 2018-02	—	—	—	—	—	—	—	—	243	(243)	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	939	939
Balance, December 31, 2018	28,694,036	$135,057	41,625	$41,581	—	$—	—	$—	$244,909	$(310)	$421,237
Net income	—	—	—	—	—	—	—	—	77,329	—	77,329
Shares issued for stock compensation plans	12,402	583	—	—	—	—	—	—	—	—	583
Issuance of 7% preferred stock, net of offering expenses of $1,824	—	—	—	—	2,955,800	72,071	—	—	—	—	72,071
Repurchase of 7% preferred stock	—	—	—	—	(874,000)	(21,850)	—	—	—	—	(21,850)
Issuance of 6% preferred stock, net of offering expenses of $4,156	—	—	—	—	—	—	125,000	120,844	—	—	120,844
Dividends on 8% preferred stock, $80.00 per share, annually	—	—	—	—	—	—	—	—	(3,330)	—	(3,330)
Dividends on 7% preferred stock, $1.75 per share, annually, pro-rated	—	—	—	—	—	—	—	—	(3,115)	—	(3,115)
Dividends on 6% preferred stock, $60.00 per share, annually, pro-rated	—	—	—	—	—	—	—	—	(2,771)	—	(2,771)
Dividends on common stock, $0.28 per share, annually	—	—	—	—	—	—	—	—	(8,038)	—	(8,038)
Other comprehensive income	—	—	—	—	—	—	—	—	—	768	768
Balance, December 31, 2019	28,706,438	$135,640	41,625	$41,581	2,081,800	$50,221	125,000	$120,844	$304,984	$458	$653,728

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Cash Flows

Years Ended December 31, 2019, 2018 and 2017

(In thousands)

	Year Ended
	December 31,
	2019	2018	2017
Operating activities:
Net income	$77,329	$62,874	$54,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	852	461	296
Provision for loan losses	3,940	4,629	2,472
Deferred income tax, net	(978)	2,313	(2,415)
Gain on sale of securities	(476)	—	—
Gain on sale of loans	(35,411)	(39,266)	(37,790)
Proceeds from sales of loans	32,792,977	18,027,460	18,498,028
Loans and participations originated and purchased for sale	(34,025,666)	(17,832,035)	(18,702,694)
Change in mortgage servicing rights for paydowns and fair value adjustments	10,789	2,348	2,554
Net change in:
Trading securities	(106,472)	(22,582)	(3,162)
Other assets and receivables	(3,663)	(10,023)	11,501
Other liabilities	24,046	4,164	(850)
Other	5,730	3,992	1,490
Net cash provided by (used in) operating activities	(1,257,003)	204,335	(175,886)
Investing activities:
Net change in securities purchased under agreements to resell	152	168	(1,651)
Purchases of available-for-sale securities	(647,374)	(47,040)	(199,635)
Proceeds from the sale of available-for-sale securities	37,817	6,431	—
Proceeds from calls, maturities and paydowns of available-for-sale securities	651,798	188,252	116,506
Purchases of loans	(87,302)	(138,965)	(133,329)
Net change in loans receivable	(885,150)	(484,102)	(300,889)
Purchase of Federal Home Loan Bank stock	(15,875)	(956)	—
Proceeds from sale of Federal Home Loan Bank stock	3,481	700	—
Proceeds from sale of assets	—	10	—
Purchases of premises and equipment	(13,983)	(9,195)	(788)
Purchases of mortgage servicing rights	—	(6,313)	(1,209)
Purchase of limited partnership interests and other tax credits	(1,365)	(3,810)	(2,694)
Cash (paid) received in acquisition of subsidiary	—	(14,320)	363
Other investing activities	126	74	189
Net cash used in investing activities	(957,675)	(509,066)	(523,137)
Financing activities:
Net change in deposits	2,247,064	155,002	514,940
Proceeds from Federal Home Loan Bank borrowings	8,917,286	1,089,107	754,150
Repayment of Federal Home Loan Bank borrowings	(8,907,917)	(931,994)	(754,544)
Payments of contingent consideration	(1,999)	(745)	—
Proceeds from issuance of common stock	—	—	106,245
Proceeds from issuance of preferred stock	192,915	—	—
Repurchase of preferred stock	(21,850)	—	—
Proceeds from notes payable	6,318	19,116	—
Payments on notes payable	(29,700)	(38,534)	—
Dividends	(17,254)	(10,216)	(7,950)
Net cash provided by financing activities	2,384,863	281,736	612,841
Net Change in Cash and Cash Equivalents	170,185	(22,995)	(86,182)
Cash and Cash Equivalents, Beginning of Period	336,524	359,519	445,701
Cash and Cash Equivalents, End of Period	$506,709	$336,524	$359,519
Additional Cash Flows Information:
Interest paid	$81,892	$49,276	$26,763
Income taxes paid	19,326	16,965	27,050

The Company purchased all of the capital stock of FMBI on January 2, 2018, the capital stock of FMNBP on October 1, 2018, and the assets of NattyMac, LLC on December 31, 2018.  The Company also purchased all of the capital stock for MCS on August 15, 2017.  In conjunction with the acquisitions, liabilities were assumed as follows:

Fair value of assets acquired	$—	$168,153	$12,666
Cash paid for the capital stock/fair value common stock issued	—	29,872	8,127
Fair value of liabilities assumed	—	138,281	4,539

See Notes to Consolidated Financial Statements.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Merchants Bancorp, a registered bank holding company (the “Company”) and its wholly owned subsidiaries, Merchants Bank of Indiana (“Merchants Bank”) and Farmers-Merchants Bank of Illinois (“FMBI,” formerly Joy State Bank prior to October 22, 2018).  Merchants Bank’s direct and indirect subsidiaries include Merchants Capital Corp. (“MCC”), Merchants Capital Servicing, LLC (“MCS”), Ash Realty Holdings, LLC (“Ash Realty”), MBI Midtown West, LLC (“MMW”), Natty Mac Funding, Inc. (“NMF,” which became dormant in the first quarter of 2019 after the Company’s acquisitions of the assets of NattyMac, LLC (“NattyMac”)), and OneTrust Funding, Inc. The Company also acquired Farmers-Merchants National Bank of Paxton (“FMNBP”) on October 1, 2018 through a merger with FMBI, with FMBI as the surviving entity.  In August 2019 the company also formed PR Mortgage Investment, LP (“PRMI”), PRMIGP, LLC (“PRMIGP”), and PR Mortgage Investment Management, LLC (“PRMIM”). All these entities are collectively referred to as the “Company”.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Merchants Bank operates under an Indiana state bank charter and provides full banking services. As a state bank and non-Federal Reserve member, it is subject to the regulation of the Indiana Department of Financial Institutions (“IDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). The Company is further subject to regulations of the Board of Governors of the Federal Reserve System (“Federal Reserve”) governing bank holding companies. Merchants Bank operates from six locations in Indiana, including Lynn, Spartanburg, Richmond, Carmel and Indianapolis. Merchants Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Hamilton, Marion, Wayne, Randolph and surrounding counties in Indiana. Merchants Bank’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Merchants Bank’s Mortgage Warehousing segment funds and participates in single-family and multi‑family, agency eligible loans across the nation.

FMBI operates under an Illinois state bank charter and provides full banking services.  As a state bank and non-Federal Reserve member, it is subject to the regulation of the Illinois Department of Financial and Professional Regulation (“IDFPR”) and the FDIC.  FMBI operates from five offices located in Joy, New Boston, Paxton, Melvin, and Piper City, Illinois.

MCC is primarily engaged in mortgage banking, specializing in lending for multi‑family rental properties and healthcare facilities. It is an FHA approved mortgagee and a Ginnie Mae, Fannie Mae, and Freddie Mac issuer.

Ash Realty is primarily for the purpose of acquiring, holding and liquidating real estate acquired by Merchants Bank as a result of various foreclosures.

Prior to the Company acquiring all the assets of NattyMac from Home Point Financial Corporation (“Home Point”) on December 31, 2018, NMF provided loan participations and participation warehouse financing to Home Point, its subsidiaries, and customers. This entity is no longer active.

MMW is primarily for the purposes of holding the land and building for the Company’s new headquarters building that was completed in 2019.

OneTrust Funding, Inc. is primarily for the purposes of facilitating certain warehouse financing arrangements, similar to those between NMF and Home Point.

PRMI was formed as a limited partnership in a real estate financing fund, while PRMIGP will serve as the general partner of the fund and PRMIM will serve as the management company of the fund on behalf of PRMIGP.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

On October 1, 2018, the Company acquired FM Bancorp, Inc., a bank holding company, and its wholly owned subsidiary, FMNBP. On that date, FM Bancorp, Inc. ultimately merged with and into the Company, with the Company as the surviving entity, and FMNBP merged with and into Joy State Bank, with Joy State Bank as the surviving bank. Effective October 22, 2018, Joy State Bank’s name changed to Farmers-Merchants Bank of Illinois (“FMBI”). Under the terms of the merger agreement, shareholders of the 27,537 outstanding shares of FM Bancorp, Inc. were compensated $795.29 per share, for a total purchase price of $21.9 million. As of December 31, 2018, FM Bancorp, Inc. and Farmers-Merchants National Bank of Paxton had total assets of approximately $110.0 million, available for sale securities of $66.3 million, deposits of approximately $95.7 million, and net loan receivables of approximately $35.0 million. The Company recorded goodwill and intangible assets totaling $6.9 million and $1.9 million. The intangible assets consisted of core deposit intangibles that are being amortized over 10 years on an accelerated basis. The acquired available for sale securities of $66.3 million were recorded at fair value. A fair value discount associated with securities of $1.0 million is being accreted into interest income, in accordance with ASC 310-20. While there were some loans identified for potential classification under ASC 310-30, they were not material to the transaction. The acquired gross loan portfolio of $35.4 million was recorded at a fair value of $34.8 million. The fair value discount of $625,000 includes a discount related to interest assumptions for $279,000 and to credit assumptions for $346,000. The portion related to interest assumptions is being accreted into interest income on a straight-line basis over an average of 72 months in accordance with ASC 310-20. The discount portion related to credit assumptions is being accreted into interest income over the life of the loan. The acquired deposits of $95.7 million were recorded at a fair value of $95.7 million. As a result of the acquisition, the Company increased its deposit base and benefited from economies of scale. The acquisition did not materially impact the Company’s financial position, results of operations or cash flows.

On December 31, 2018, the Company acquired the assets of NattyMac, LLC, a warehouse lender operating out of Clearwater, Florida, from Home Point. The Company also fully repaid Home Point the balance of, and all interest owed on, the $30 million subordinated debt it had previously invested in the Company. Goodwill and intangible assets of $3.7 million and $1.6 million, respectively, have been recorded by the Company. The intangible assets related to customer lists that are being amortized using the straight-line method over 21 months. As a result of the acquisition, the Company expects to increase its geographic footprint in the warehouse business, reduce its costs of borrowing, increase the earnings generated from its warehouse business, and benefit from its experienced talent pool. The acquisition did not materially impact the Company’s financial position, results of operations or cash flows.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

At December 31, 2019, the Company’s cash accounts exceeded federally insured limits by approximately $492.1 million. Included in this amount is approximately $478.8 million with the Federal Reserve and $2.3 million with the Federal Home Loan Bank of Indianapolis (“FHLBI”), and $20,000 with the Federal Home Loan Bank of Chicago (“FHLBC”).

At December 31, 2018, the Company’s cash accounts exceeded federally insured limits by approximately $331.2 million. Included in this amount is approximately $295.4 million with the FHLBI, $12.9 million with the FHLBC, and $15,000 with the Federal Home Loan Bank of Chicago.

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

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. The Company had no securities held to maturity at December 31, 2019 or 2018. Securities not classified as held to maturity or trading are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

Other mortgage loans originated and intended for sale in the secondary market, for which the fair value option has been elected, are carried at fair value at each balance sheet date. The Company believes that the fair value is the best indicator of the resolution of these loans. The difference between the cost and fair value was not material at December 31, 2019.

For all loans held for sale, interest earned from the time of funding to the time of sale is accrued and recognized as interest income. Gains and losses on loan sales are recorded in noninterest income, and generally direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income and noninterest expense upon sale of the loan.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non‑impaired loans and is based on historical charge off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case‑by‑case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by the fair value of the collateral if the loan is collateral dependent, the loan’s obtainable market price, or present value of expected future cash flows discounted at the loan’s effective interest rate. For impaired loans where the Company utilizes discounted cash flows to determine the level of impairment, the Company includes the entire change in the present value of cash flows as bad debt expense.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

Intangible assets, which include licenses and trade names, are amortized over a period ranging from 84 to 120 months using a straight-line method of amortization. Customer list intangible assets are amortized over 21 months using a straight-line method of amortization. Also included are core deposit intangibles that are amortized over a 10 year period using the accelerated sum of the years digits method of amortization. On a periodic basis, the Company evaluates events and circumstances that may indicate a change in the recoverability of the carrying value.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more‑likely‑than‑not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more‑likely‑than‑not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non‑U.S. income tax examinations by tax authorities for years before 2016.

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

In 2018, the Compensation Committee of the Board of Directors also approved a plan for non-executive directors to receive a portion of their annual fees in the form of common stock, which is typically issued once per year, subsequent to the annual meeting of shareholders.

Revenue Recognition

The Company’s principal source of revenue is interest income from loans, investment securities and other financial instruments that are not within the scope of Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers”. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

The Company recognizes revenues as they are earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured.

Interest income on loans is accrued as earned using the interest method based on unpaid principal balances except for interest on loans in nonaccrual status. Interest on loans in nonaccrual status is recorded as a reduction of loan principal when received.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

The Company also earns other noninterest income through a variety of financial and transaction services provided to corporate and consumer clients such as deposit service charges, debit card network fees, collection fees, safe deposit box rental fees and gain/(loss) on sale of other real estate owned. Revenue is recorded for noninterest income based on the contractual terms for the service or transaction performed.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) and accumulated other comprehensive income consist of unrealized appreciation (depreciation) on available‑for‑sale investment securities and reclassification adjustments for investment gains/(losses) on the sale of available-for-sale investment securities.

Derivative Financial Instruments

The Company occasionally enters into derivative financial instruments as part of its interest rate risk management strategies. These derivative financial instruments consist primarily of interest rate swaps and forward sale commitments.  These derivative instruments are recorded on the Consolidated Statements of Financial Condition, as either an asset or liability, at their fair value. Changes in fair value are recognized in noninterest income on the Consolidated Statements of Income. The Company also began offering interest rate swaps to some customers through a third-party dealer. These derivatives generally work together as an economic interest rate hedge, but the Company does not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability are recorded as either a charge or credit to current earnings during the period in which the changes occurred, typically resulting in no net earnings impact.

Reclassifications

 Certain reclassifications have been made to the 2018 and 2017 financial statements to conform to the financial statement presentation as of and for the year ended December 31, 2019. These reclassifications had no effect on net income.

Note 2: Restriction on Cash and Due From Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve. The reserve required at December 31, 2019 and 2018 was $184.5 million and $114.2 million, respectively.

Note 3: Securities

Trading Securities

Securities that are held principally for resale in the near term are recorded as trading securities at fair value. Trading securities include FHA and conventional Fannie Mae and Freddie Mac participation certificates. The unrealized gains included in earnings for trading securities totaled $3.1 million and $870,000 at December 31, 2019 and 2018, respectively.

Securities Available-For-Sale

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

	December 31, 2019
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale securities:
Treasury notes	$4,744	$21	$—	$4,765
Federal agencies	244,986	24	37	244,973
Municipals	5,577	360	—	5,937
Mortgage-backed - Government-sponsored entity (GSE) - residential	34,357	213	2	34,568
Total available-for-sale securities	$289,664	$618	$39	$290,243

	December 31, 2018
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale securities:
Treasury notes	$11,928	$26	$13	$11,941
Federal agencies	237,894	8	972	236,930
Municipals	21,014	336	18	21,332
Mortgage-backed - Government-sponsored entity (GSE) - residential	60,693	254	79	60,868
Total available-for-sale securities	$331,529	$624	$1,082	$331,071

The amortized cost and fair value of available‑for‑sale securities at December 31, 2019 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2019
	Amortized	Fair
	Cost	Value
Contractual Maturity	(In thousands)
Within one year	$23,250	$23,233
After one through five years	226,748	226,783
After five through ten years	—	—
After ten years	5,309	5,659
	255,307	255,675
Mortgage-backed - Government-sponsored entity (GSE) - residential	34,357	34,568
	$289,664	$290,243

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2019 and 2018 was $95.8 million and $240.2 million, respectively, which is approximately 33%, and 73%, respectively, of the Company’s available‑for‑sale investment portfolio.

The following tables show the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other‑than‑temporarily impaired, aggregated by investment class and

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019, and 2018:

	December 31, 2019
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Available-for-sale securities:
Treasury notes	$—	$—	$—	$—	$—	$—
Federal agencies	94,963	37	—	—	94,963	37
Municipals	—	—	—	—	—	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	809	2	—	—	809	2
	$95,772	$39	$—	$—	$95,772	$39

	December 31, 2018
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Available-for-sale securities:
Treasury notes	$1,990	$8	$995	$5	$2,985	$13
Federal agencies	28,296	97	191,280	875	219,576	972
Municipals	2,051	18	—	—	2,051	18
Mortgage-backed - Government-sponsored entity (GSE) - residential	15,543	79	—	—	15,543	79
	$47,880	$202	$192,275	$880	$240,155	$1,082

Unrealized losses on securities have not been recognized to income because the Company has the intent and ability to hold the securities for the foreseeable future, and the decline in fair value is primarily due to increased market interest rates. The fair value is expected to recover as the bonds approach the maturity date.

During the year ended December 31, 2019, proceeds from the sale of securities available for sale were $37.8 million, and a net gain of $476,000 was recognized, consisting of gross gains of $713,000 and gross losses of $237,000. During the year ended December 31, 2018, proceeds from the sale of securities available for sale were $6.4 million, and no gains or losses were recognized. There were no sales of securities available for sale during the year ended December 31, 2017.

The carrying value of securities pledged as collateral, to secure borrowings, pubic deposits and for other purposes, was $290.2 million, and $281.2 million at December 31, 2019 and 2018, respectively.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

Note 4: Loans and Allowance for Loan Losses

Classes of loans at December 31, 2019 and 2018, include:

	December 31,	December 31,
	2019	2018
	(In thousands)

Mortgage warehouse lines of credit	$765,151	$337,332
Residential real estate	413,835	410,871
Multi-family and healthcare financing	1,347,125	914,393
Commercial and commercial real estate	398,601	299,194
Agricultural production and real estate	85,210	79,255
Consumer and margin loans	18,388	17,082
	3,028,310	2,058,127
Less
Allowance for loan losses	15,842	12,704

Loans Receivable	$3,012,468	$2,045,423

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

As a secured line of credit, collateral pledged to the Company secures each individual mortgage until the lender sells the loan in the secondary market. A traditional secured warehouse line of credit typically carries a base interest rate of 30‑day LIBOR, plus a margin, or mortgage note rate, less a margin.  The interest rate will typically not go below an agreed upon threshold.

Risk is evident if there is a change in the fair value of mortgage loans originated by mortgage bankers in warehouse, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit.

Residential Real Estate Loans (RES RE): Real estate loans are secured by owner occupied 1‑4 family residences. Repayment of residential real estate loans is primarily dependent on the personal income and credit rating of the borrowers. All-in-One mortgages included in this segment typically carry a base rate of 30-day LIBOR, plus a margin.

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

Years Ended December 31, 2019 and 2018

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

Agricultural Production and Real Estate Loans (AG & AGRE): Agricultural production loans are generally comprised of seasonal operating lines of credit to grain farmers to plant and harvest corn and soybeans and term loans to fund the purchase of equipment. The Company also offers long‑term financing to purchase agricultural real estate. Specific underwriting standards have been established for agricultural related loans including the establishment of projections for each operating year based on industry developed estimates of farm input costs and expected commodity yields and prices. Operating lines are typically written for one year and secured by the crop and other farm assets as considered necessary. The Company is approved to sell agricultural loans in the secondary market through the Federal Agricultural Mortgage Corporation and uses this relationship to manage interest rate risk within the portfolio.

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

The following tables present by loan portfolio segment, the activity in the allowance for loan losses for the years ended December 31, 2019, 2018 and 2017 and the recorded investment in loans and impairment method as of December 31, 2019, 2018 and 2017:

	At or For the Year Ended December 31, 2019
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$1,068	$1,986	$6,030	$3,051	$429	$140	$12,704
Provision for loan losses	952	56	988	1,817	94	33	3,940
Loans charged to the allowance	(107)	—	—	(857)	—	—	(964)
Recoveries of loans previously charged off	—	—	—	162	—	—	162
Balance, end of period	$1,913	$2,042	$7,018	$4,173	$523	$173	$15,842
Ending balance: individually evaluated for impairment	$—	$23	$—	$650	$—	$8	$681
Ending balance: collectively evaluated for impairment	$1,913	$2,019	$7,018	$3,523	$523	$165	$15,161
Loans
Ending balance	$765,151	$413,835	$1,347,125	$398,601	$85,210	$18,388	$3,028,310
Ending balance individually evaluated for impairment	$233	$3,109	$—	$9,152	$—	$23	$12,517
Ending balance collectively evaluated for impairment	$764,918	$410,726	$1,347,125	$389,449	$85,210	$18,365	$3,015,793

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

	At or For the Year Ended December 31, 2018
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$283	$1,587	$3,502	$2,362	$320	$257	$8,311
Provision (credit) for loan losses	785	399	2,528	779	109	29	4,629
Loans charged to the allowance	—	—	—	(90)	—	(146)	(236)
Recoveries of loans previously charged off	—	—	—	—	—	—	—
Balance, end of period	$1,068	$1,986	$6,030	$3,051	$429	$140	$12,704
Ending balance: individually evaluated for impairment	$225	$—	$—	$400	$20	$—	$645
Ending balance: collectively evaluated for impairment	$843	$1,986	$6,030	$2,651	$409	$140	$12,059
Loans
Ending balance	$337,332	$410,871	$914,393	$299,194	$79,255	$17,082	$2,058,127
Ending balance individually evaluated for impairment	$575	$1,606	$—	$8,576	$370	$58	$11,185
Ending balance collectively evaluated for impairment	$336,757	$409,265	$914,393	$290,618	$78,885	$17,024	$2,046,942

	For the Year Ended December 31, 2017
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of year	$373	$2,170	$1,962	$1,374	$269	$102	$6,250
Provision for loan losses	(90)	(583)	1,540	1,399	51	155	2,472
Loans charged to the allowance	—	—	—	(546)	—	—	(546)
Recoveries of loans previously charged off	—	—	—	135	—	—	135
Balance, end of year	$283	$1,587	$3,502	$2,362	$320	$257	$8,311

Internal Risk Categories

In adherence with policy, the Company uses the following internal risk grading categories and definitions for loans:

Average or above - Loans to borrowers of satisfactory financial strength or better. Earnings performance is consistent with primary and secondary sources of repayment that are well defined and adequate to retire the debt in a timely and orderly fashion. These businesses would generally exhibit satisfactory asset quality and liquidity with moderate leverage, average performance to their peer group and experienced management in key positions. These loans are disclosed as “Acceptable and Above” in the following table.

Acceptable - Loans to borrowers involving more than average risk and which contain certain characteristics that require some supervision and attention by the lender. Asset quality is acceptable, but debt capacity is modest and little excess liquidity is available. The borrower may be fully leveraged and unable to sustain major setbacks. Covenants are structured to ensure adequate protection. Borrower’s management may have limited experience and depth. This category includes loans which are highly leveraged due to regulatory constraints, as well as loans involving reasonable exceptions to policy. These loans are disclosed as “Acceptable and Above” in the following table.

Special Mention (Watch) - This is a loan that is sound and collectable but contains considerable risk. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

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

Years Ended December 31, 2019 and 2018

Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of December 31, 2019 and 2018:

	December 31, 2019
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)

Special Mention (Watch)	$—	$2,472	$41,882	$13,806	$2,114	$31	$60,305
Substandard	233	3,109	—	9,152	—	23	12,517
Doubtful	—	—	—	—	—	—	—
Acceptable and Above	764,918	408,254	1,305,243	375,643	83,096	18,334	2,955,488
Total	$765,151	$413,835	$1,347,125	$398,601	$85,210	$18,388	$3,028,310

	December 31, 2018
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)

Special Mention (Watch)	$—	$443	$71,734	$14,650	$3,096	$681	$90,604
Substandard	575	1,606	—	8,576	370	58	11,185
Doubtful	—	—	—	—	—	—	—
Acceptable and Above	336,757	408,822	842,659	275,968	75,789	16,343	1,956,338
Total	$337,332	$410,871	$914,393	$299,194	$79,255	$17,082	$2,058,127

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year.

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2019 and 2018:

	December 31, 2019
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans
	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$765,151	$765,151
RES RE	3,089	562	2,324	5,975	407,860	413,835
MF RE	—	—	—	—	1,347,125	1,347,125
CML & CRE	2,293	335	1,663	4,291	394,310	398,601
AG & AGRE	2,047	—	195	2,242	82,968	85,210
CON & MAR	50	31	19	100	18,288	18,388
	$7,479	$928	$4,201	$12,608	$3,015,702	$3,028,310

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

The following tables present impaired loans and specific valuation allowance information based on class level as of December 31, 2019 and 2018:

	December 31, 2019
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Impaired loans without a specific allowance:
Recorded investment	$233	$2,899	$—	$6,662	$—	$12	$9,806
Unpaid principal balance	233	2,899	—	6,662	—	12	9,806
Impaired loans with a specific allowance:
Recorded investment	—	210	—	2,490	—	11	2,711
Unpaid principal balance	—	210	—	2,490	—	11	2,711
Specific allowance	—	23	—	650	—	8	681
Total impaired loans:
Recorded investment	233	3,109	—	9,152	—	23	12,517
Unpaid principal balance	233	3,109	—	9,152	—	23	12,517
Specific allowance	—	23	—	650	—	8	681

	December 31, 2018
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Impaired loans without a specific allowance:
Recorded investment	$251	$1,606	$—	$5,636	$88	$58	$7,639
Unpaid principal balance	251	1,606	—	5,636	88	58	7,639
Impaired loans with a specific allowance:
Recorded investment	324	—	—	2,940	282	—	3,546
Unpaid principal balance	324	—	—	2,940	282	—	3,546
Specific allowance	225	—	—	400	20	—	645
Total impaired loans:
Recorded investment	575	1,606	—	8,576	370	58	11,185
Unpaid principal balance	575	1,606	—	8,576	370	58	11,185
Specific allowance	225	—	—	400	20	—	645

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

The following tables present by portfolio class, information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2019, 2018and 2017:

	December 31, 2019
	MTG			CML &	AG &	CON &
	WHLOC	RES RE	MF RE	CRE	AGRE	MAR	TOTAL
	(In thousands)
Average recorded investment in impaired loans	$242	$3,175	$—	$8,675	$—	$25	$12,117
Interest income recognized	—	71	—	463	—	—	534

	December 31, 2018
	MTG			CML &	AG &	CON &
	WHLOC	RES RE	MF RE	CRE	AGRE	MAR	TOTAL
	(In thousands)
Average recorded investment in impaired loans	$932	$1,485	$—	$8,872	$489	$52	$11,830
Interest income recognized	59	50	—	375	43	1	528

	December 31, 2017
	MTG			CML &	AG &	CON &
	WHLOC	RES RE	MF RE	CRE	AGRE	MAR	TOTAL
	(In thousands)
Average recorded investment in impaired loans	$—	$156	$—	$3,703	$282	$197	$4,338
Interest income recognized	—	1	—	182	—	—	183

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at December 31, 2019 and 2018.

	December 31,		December 31,
	2019		2018
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing
	(In thousands)
MTG WHLOC	$233	$—	$575	$—
RES RE	740	1,851	893	74
MF RE	—	—	—	—
CML & CRE	1,118	486	136	117
AG & AGRE	—	231	282	307
CON & MAR	18	1	18	9

	$2,109	$2,569	$1,904	$507

No troubled loans were restructured during 2019. During 2018, the Company had one newly classified troubled debt restructuring in the CML & CRE loan class. The loan had a pre and post modification balance of $2.0 million. During 2017, the Company had one newly classified troubled debt restructuring to the same borrower in the CML & CRE loan class. This loan also had a pre and post modification balance of $2.0 million. The modifications on both loans included a combination of term and rate concessions which reflect the unlikeliness of the borrower being able to obtain similar financing from another financial institution. For 2019, 2018 and 2017, no troubled debt restructurings modified in the prior 12 months subsequently defaulted.

There was one customer with a residential loan balance of $725,000 in the process of foreclosure at December 31, 2019. No residential loans were in the process of foreclosure at December 31, 2018.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

The following table presents the notional amount and fair value of interest rate locks and forward contracts utilized by the Company at December 31, 2019 and December 31, 2018.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	(Liability)
December 31, 2019	(In thousands)		(In thousands)
Interest rate lock commitments	$17,826	Derivative assets/liabilities	$186	$—
Forward contracts	34,268	Derivative assets/liabilities	—	27
			$186	$27

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	(Liability)
December 31, 2018	(In thousands)		(In thousands)
Interest rate lock commitments	$8,812	Derivative assets/liabilities	$70	$—
Forward contracts	19,640	Derivative assets/liabilities	—	9
			$70	$9

Fair values of derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the interest rate lock commitment and the balance sheet date. The following tables summarizes the periodic changes in the fair value of the derivative financial instruments on the consolidated statements of income for the years ended December 31, 2019, 2018, and 2017.

	Year Ended
	December 31,
	2019	2018	2017
	(In thousands)
Interest rate lock commitments	$116	$70	$—
Forward contracts (1)	(53)	(64)	—
Net gains (losses)	63	$6	$—

(1)	Amounts include pair-off settlements.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

Derivatives on Behalf of Customers

The Company began offering derivative contracts to some customers in connection with their risk management needs during the year ended December 31, 2019. These derivatives include interest rate swaps. The Company manages the risk associated with these contracts by entering into an equal and offsetting derivative with a third-party dealer. These derivatives generally work together as an economic interest rate hedge, but the Company does not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred, typically resulting in no net earnings impact. The fair values of derivative assets and liabilities related to derivatives for customers with interest rate swaps were recorded in the condensed consolidated balance sheets as follows:

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability
	(In thousands)		(In thousands)
December 31, 2019	$58,067	Other assets/liabilities	$511	$511
December 31, 2018	—	Other assets/liabilities	$—	$—

The gross gains and losses on these derivative assets and liabilities recorded in Other income in the condensed consolidated statements of income as follows:

	Year Ended
	December 31,
	2019	2018	2017
	(In thousands)
Gross swap gains	$511	$—	$—
Gross swap losses	(511)	—	—
Net swap gains (losses)	—	$—	$—

The Company pledged $590,000 and $0 in collateral to secure its obligations under swap contracts at December 31, 2019 and December 31, 2018, respectively.

Note 6: Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets and represent agency eligible multi‑family loans. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. Call protection is in place to deter from prepayments on a 10‑year sliding scale. The unpaid principal balances of mortgage and other loans serviced for others were $6.3 billion and $5.8 billion at December 31, 2019 and 2018, respectively. Mortgage loans sub‑serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of loans sub‑serviced for others were $3.8 billion and $3.1 billion at December 31, 2019 and 2018, respectively.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

The following summarizes the activity in mortgage servicing rights measured using the fair value method for the years ended December 31, 2019,  2018, and 2017:

	For the Year Ended
	December 31,
	2019	2018	2017
	(In thousands)
Balance, beginning of period	$77,844	$66,079	$53,670
Additions
Originated and purchased servicing	7,332	14,113	10,993
Acquisition of MCS	—	—	3,970
Subtractions
Paydowns	(5,994)	(4,196)	(5,504)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(4,795)	1,848	2,950
Balance, end of period	$74,387	$77,844	$66,079

Contractually specified servicing fees for retained, purchased and sub‑serviced loans were $9.7 million, $8.7 million, and $8.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

In connection with certain loan servicing and sub‑servicing agreements, the Company is to reconcile the payments received monthly on these loans, for principal and interest, taxes, insurance, and reserves for replacements. The funds are required to be maintained in separate trust accounts and not commingled with the Company’s general operating funds. At December 31, 2019 and 2018, MCC held restricted escrow funds for these loans, amounting to $459.3 million and $412.4 million, respectively.

Note 7: Goodwill and Intangibles

Goodwill at December 31, 2019 decreased by approximately $1.6 million, compared with December 31, 2018, primarily as a result of purchase accounting adjustments to the FMNBP and NattyMac, LLC acquisitions. Included in those adjustments was a $1.6 million transfer of goodwill, related to the NattyMac, LLC acquisition, to intangible assets. Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets acquired. Goodwill is tested for impairment as of year‑end, or more frequently if events and circumstances exist that indicate a goodwill impairment test should be performed. Based upon management’s assessment and evaluation of goodwill at year‑end, the likelihood that an impairment of the current carrying amount of goodwill has occurred is considered remote.

	2019				2018				2017
	Multifamily	Banking	Warehouse	Total	Multifamily	Banking	Warehouse	Total	Multifamily	Banking	Warehouse	Total
	(In thousands)				(In thousands)				(In thousands)
Balance, beginning of period	$3,791	$8,686	$5,000	$17,477	$3,379	$523	$—	$3,902	$—	$523	$—	$523
Goodwill acquired during the period	—	—	—	—	—	8,163	5,000	13,163	3,379	—	—	3,379
Post-acquisition adjustments	—	(333)	(1,299)	(1,632)	412	—	—	412	—	—	—	—
Impairment losses	—	—	—	—	—	—	—	—	—	—	—	—
Balance, end of period	$3,791	$8,353	$3,701	$15,845	$3,791	$8,686	$5,000	$17,477	$3,379	$523	$—	$3,902

In conjunction with the acquisition of the assets of NattyMac, LLC on December 31, 2018, the Company recorded goodwill of $3.7 million in the Warehouse segment, after reflecting a $1.6 million transfer to intangible assets and a $271,000 purchase accounting adjustment related to contingent consideration that increased goodwill during 2019.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

Intangible assets of $1.6 million, related to customer lists, were recorded and are being amortized over 21 months using the straight-line method. Amortization of these intangible assets was $673,000 for the year ended December 31, 2019.

In conjunction with the acquisition of FMNBP on October 1, 2018, the Company recorded goodwill of $6.9 million in the Banking segment as of December 31, 2019, after reflecting a $333,000 purchase accounting adjustment, primarily related to the valuation of securities, that decreased goodwill during 2019. The Company also recorded intangible assets for core deposits, as summarized below. The core deposit intangibles are being amortized over 10 years using the accelerated sum of the years digits method. Amortization for these intangible assets was $339,000 and $85,000 for the years ended December 31, 2019 and December 31, 2018, respectively.

In conjunction with the acquisition of FMBI on January 2, 2018, the Company recorded goodwill of $988,000 in the Banking segment as of December 31, 2019. The Company also recorded intangible assets for core deposits, as summarized below. The core deposit intangibles are being amortized over 10 years using the accelerated sum of the years digits method. Amortization for these intangible assets was $82,000 and $84,000 for the years ended December 31, 2019 and December 31, 2018, respectively.

In conjunction with the acquisition of MCS on August 15, 2017, the Company recorded goodwill of $3.8 million in the Multi-family segment, after reflecting a purchase accounting adjustment of $412,000, related to contingent consideration for loans closed after the acquisition date, that increased goodwill during the year ended December 31, 2018. The Company also recorded intangible assets for licenses and trade names as summarized below. The licenses are being amortized over 84 months and trade names are being amortized over 120 months, both using the straight-line method. Amortization of these intangible assets was $218,000 for the year ended December 31, 2019, $218,000 for the year ended December 31, 2018, and $82,000 for the year ended December 31, 2017.

	2019			2018			2017
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Total	Amount	Amortization	Total	Amount	Amortization	Total
	(In thousands)			(In thousands)			(In thousands)
Licenses	$1,370	$(465)	$905	$1,370	$(269)	$1,101	$1,370	$(74)	$1,296
Trade names	224	(53)	171	224	(31)	193	224	(8)	216
Customer list	1,570	(673)	897	—	—	—	—	—	—
Core deposit intangible	2,417	(591)	1,826	2,417	(169)	2,248	—	—	—
Total intangible Assets	$5,581	$(1,782)	$3,799	$4,011	$(469)	$3,542	$1,594	$(82)	$1,512

Estimated amortization expense for future years is as follows (in thousands):

Year ending December 31,
2020	$1,516
2021	577
2022	521
2023	462
2024	335
Thereafter	388
Total	$3,799

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

Note 8: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2019	2018
	(In thousands)
Land	$3,072	$3,072
Buildings	22,775	4,095
Building in progress	—	8,272
Leasehold improvements	53	83
Furniture, fixtures and equipment	6,445	2,427
Total cost	32,345	17,949
Accumulated depreciation	(3,071)	(2,813)
Net premises and equipment	$29,274	$15,136

Note 9: Other Assets and Receivables

The following items are included in other assets and receivables in the consolidated balance sheets.

Investment in Qualified Affordable Housing Limited Partnerships

The Company invests in qualified affordable housing limited partnerships. At December 31, 2019 and 2018, the balance of the investments for qualified affordable housing limited partnerships was $14.9 million and $17.2 million, respectively. The Company does not expect to contribute any additional investments related to the partnerships outstanding at December 31, 2019. During the years ended December 31, 2019 and 2018, the Company recorded amortization expense of $2.3 million and $1.2 million, respectively. Tax credits related to these investments were $2.5 million for the 2019 tax year and was $1.5 for the 2018 tax year. The Company expects to receive additional tax credits and other benefits in 2020 and will continue to amortize this investment based on the proportional amortization method.

Other items included in other assets and receivables on the balance sheet are not individually significant.

Note 10: Deposits

Deposits were comprised of the following at and December 31, 2019 and 2018:

	December 31,
	2019	2018
	(In thousands)
Demand deposits	$2,099,373	$1,548,969
Savings deposits	1,204,363	1,001,663
Certificates of deposit	2,174,339	680,454
Total deposits	$5,478,075	$3,231,086

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

At December 31, 2019, the scheduled maturities of time deposits are as follows:

December 31, 2019
(In thousands)
Due within one year	$2,084,369
Due in one year to two years	57,085
Due in two years to three years	25,038
Due in three years to four years	6,284
Due in four years to five years	1,563
$2,174,339

Certificates of deposit of $250,000 or more totaled $128.9 million at December 31, 2019 and $46.7 million at December 31, 2018.

Brokered deposit amounts at December 31, 2019 and 2018, were as follows:

	December 31,
	2019	2018
	(In thousands)
Brokered certificates of deposit	$1,962,389	$578,471
Brokered savings deposits	184,603	109,607
Brokered deposit on demand accounts	10,001	300,134
	$2,156,993	$988,212

Note 11: Borrowings

Borrowings were comprised of the following at December 31, 2019 and 2018:

	December 31,
	2019	2018
	(In thousands)
Lines of credit	$6,540	$33,150
Short-term subordinated debt	12,200	10,582
FHLB advances	162,699	151,721
Total borrowings	$181,439	$195,453

The Company has a revolving line of credit (“LOC”) with the FHLB. This arrangement has a maximum borrowing limit of collateral pledged, with an outstanding balance at both December 31, 2019 and 2018 of $6.5 million and $8.2 million, respectively. The floating interest rate on the LOC is set daily at a fixed spread to the actual Federal Funds rate earned by the FHLB, or 1.77% at December 31, 2019 and 2.61% at December 31, 2018. The LOC is automatically renewed daily, unless either party notifies the other of its desire not to continue the arrangement.

During 2019 the Company also paid off a LOC with a bank for up to $25.0 million and allowed it to expire in August of 2019. The LOC had an outstanding balance at both December 31, 2018 of $25.0 million. The interest rate on the note was LIBOR Rate plus 1.85%, or 4.2%, at December 31, 2018. The LOC was collateralized by a pledge and first lien security interest in and to all of the issued and outstanding common stock of Merchants Bank of Indiana, the 100% owned subsidiary of the Company. The agreement also required Merchants Bank to maintain at all times a Tier 1 leverage ratio of not less than 8% and was tested on a quarterly basis.

The Company entered into a warehouse financing arrangement in April 24, 2018, whereby a customer agreed to invest up to $30 million in the Company’s subordinated debt. The subordinated debt balance as of December 31, 2019 and 2018 was $12.2 million and $10.6 million, respectively. Interest on the debt is paid quarterly by the Company at a rate equal to one-month LIBOR, plus 350 basis points, plus additional interest equal to 50% of the earnings generated. The agreement is automatically renewed annually on April 24th, unless either party notifies the other party at least 180 days prior to its renewable date, of its desire not to continue the relationship.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

FHLB advances and the LOC are secured by mortgage loans totaling $1.4 billion and $88.1 million at, December 31, 2019 and 2018, respectively. In addition, available for sale securities and securities purchased under agreements to resell with a carrying value of $276.7 million and $269.3. million were pledged as of December 31, 2019 and 2018, respectively. At December 31, 2019, the FHLB advances had interest rates ranging from 1.58% to 4.74%, and at December 31, 2018, the FHLB advances had interest rates ranging from 1.79% to 4.74%, and were subject to restrictions or penalties in the event of prepayment.

Maturities of FHLB advances were as follows December 31, 2019:

December 31,
2019
(In thousands)
Due within one year	$145,589
Due in one year to two years	15,077
Due in two years to three years	59
Due in three years to four years	342
Due in four years to five years	61
Thereafter	1,571
$162,699

At December 31, 2019, the Company has excess borrowing capacity with the FHLB for approximately $425.0 million based on currently owned FHLB stock and $1.5 billion based on current collateral.

Note 12: Income Taxes

The provision for income taxes includes these components for the years ended December 31, 2019,  2018 and 2017:

	Year Ended
	December 31,
	2019	2018	2017
	(In thousands)
Income tax expense
Current tax payable
Federal	$21,396	$13,312	$21,413
State	4,387	5,528	3,479
Deferred tax payable
Federal	(375)	1,583	(2,627)
State	(603)	730	212
Income tax expense	$24,805	$21,153	$22,477
Effective tax rate	24.3%	29.1%	29.1%

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the years ended December 31, 2019,  2018 and 2017, is shown below:

	Year Ended
	December 31,
	2019	2018	2017
	(In thousands)
Computed at the statutory rate (21% for 2019 and 2018, and 35% for 2017)	$21,448	$17,646	$27,006
Increase resulting from
State income taxes	2,989	4,944	2,399
Effect of Tax Cuts and Jobs Act	—	—	(6,928)
Tax Credits net of related amortization	(190)	(1,533)	—
Other	558	96	—
Actual tax expense	$24,805	$21,153	$22,477

The tax effects of temporary differences related to deferred taxes shown on the balance sheet were:

	December 31,
	2019	2018
	(In thousands)
Deferred tax assets
Allowance for loan losses	$4,069	$3,366
Unrealized loss on available for sale securities	—	148
Fair value adjustments on acquisitions	228	—
Other	1,309	854
Total assets	5,606	4,368
Deferred tax liabilities
Depreciation	(1,374)	(466)
Intangible assets	(466)	(618)
Mortgage servicing rights	(17,035)	(17,477)
Limited partnership investments	(1,791)	(2,212)
Unrealized loss on available for sale securities	(121)	—
Fair value adjustments on acquisitions	—	(3)
Total liabilities	(20,787)	(20,776)
Net deferred tax liability	$(15,181)	$(16,408)

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

Quantitative measures established by regulation to ensure capital adequacy require the Company, Merchants Bank, and FMBI to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2019 and 2018, that the Company, Merchants Bank, and FMBI met all capital adequacy requirements to which they were subject.

As of December 31, 2019, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank and FMBI as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company, Merchants Bank, or FMBI’s category.

The Company’s, Merchants Bank’s, and FMBI’s actual capital amounts and ratios are also presented in the following tables.

			Minimum Amount
			Required for		Minimum Amount
			Adequately		To Be Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2019
Total capital(1) (to risk-weighted assets)
Company	$637,472	11.6%	$440,063	8.0%	$—	N/A
Merchants Bank	639,104	12.0%	426,748	8.0%	533,435	10.0%
FMBI	21,726	13.1%	13,306	8.0%	16,632	10.0%
Tier 1 capital(1) (to risk-weighted assets)
Company	621,630	11.3%	330,047	6.0%	—	N/A
Merchants Bank	623,716	11.7%	320,061	6.0%	426,748	8.0%
FMBI	21,272	12.8%	9,979	6.0%	13,306	8.0%
Common Equity Tier 1 capital(1) (to risk-weighted assets)
Company	408,984	7.4%	247,536	4.5%	—	N/A
Merchants Bank	623,716	11.7%	240,046	4.5%	346,733	6.5%
FMBI	21,272	12.8%	7,484	4.5%	10,811	6.5%
Tier 1 capital(1) (to average assets)
Company	621,630	9.4%	264,324	4.0%	—	N/A
Merchants Bank	623,716	9.7%	257,487	4.0%	321,859	5.0%
FMBI	21,272	11.7%	7,302	4.0%	9,128	5.0%

(1)	As defined by regulatory agencies.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

			Minimum		Minimum
			Amount Required		Amount To Be
			for Adequately		Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2018
Total capital(1) (to risk-weighted assets)
Company	$393,654	12.3%	$255,884	8.0%	$—	N/A
Merchants Bank	412,386	13.3%	248,290	8.0%	310,363	10.0%
FMBI	17,537	18.6%	7,559	8.0%	9,448	10.0%
Tier 1 capital(1) (to risk-weighted assets)
Company	380,950	11.9%	191,913	6.0%	—	N/A
Merchants Bank	399,815	12.9%	186,218	6.0%	248,290	8.0%
FMBI	17,404	18.4%	5,669	6.0%	7,559	8.0%
Common Equity Tier 1 capital(1) (to risk-weighted assets)
Company	339,369	10.6%	143,935	4.5%	—	N/A
Merchants Bank	399,815	12.9%	139,663	4.5%	201,736	6.5%
FMBI	17,404	18.4%	4,252	4.5%	6,141	6.5%
Tier 1 capital(1) (to average assets)
Company	380,950	10.0%	152,081	4.0%	—	N/A
Merchants Bank	399,815	11.0%	145,723	4.0%	182,154	5%
FMBI	17,404	10.8%	6,453	4.0%	8,066	5.0%

(1)	As defined by regulatory agencies.

Beginning January 1, 2015, the Basel III capital rules applied to Merchants Bank. The following table lists the capital categories and ratios determined by the Federal Reserve and FDIC.

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

The Company’s principal source of funds for dividend payments to shareholders is dividends received from Merchants Bank and FMBI. Banking regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

any calendar year is limited to Merchants Bank’s and FMBI’s retained net income (as defined) for the current year plus those for the previous two years, subject to the capital requirements described above. At December 31, 2019, the amount available, without prior regulatory approval, for dividends which could be paid by Merchants Bank and FMBI to the Company was $117.7 million.

Note 14: Earnings Per Share

Earnings per share were computed as follows for years ended December 31, 2019,  2018 and 2017.

	Year Ended December 31,
	2019			2018			2017
		Weighted-	Per		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)			(In thousands)
Net income	$77,329			$62,874			$54,684
Dividends on preferred stock	(9,216)			(3,330)			(3,330)
Net income allocated to common shareholders	$68,113			$59,544			$51,354
Basic earnings per share		28,705,125	$2.37		28,692,955	$2.08		22,551,452	$2.28
Effect of dilutive securities—restricted stock awards		40,582			31,464			16,702
Diluted earnings per share		28,745,707	$2.37		28,724,419	$2.07		22,568,154	$2.28

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

Note 17: Preferred Stock

Public Offerings of Preferred Stock

On March 28, 2019 the Company issued 2,000,000 shares of 7.00% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, without par value, and with a liquidation preference of $25.00 per share (the “Series A Preferred Stock”). The aggregate gross offering proceeds for the shares issued by the Company was $50.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $1.7 million paid to third parties, the Company received total net proceeds of $48.3 million. On April 12, 2019, the Company issued an additional 81,800 shares of Series A Preferred Stock to the underwriters related to their exercise of an option to purchase additional shares under the associated underwriting agreement, resulting in an additional $2.0 million in net proceeds, after deducting $41,000 underwriting discounts. The Series A Preferred Stock have no voting rights with respect to matters that generally require the approval of our common shareholders. Dividends on the Series A Preferred Stock, to the extent declared by the Company’s board, are payable quarterly. The Company may redeem the Series A Preferred Stock, in whole or in part, at our option, on any dividend payment date on or after April 1, 2024, subject to the

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

On August 19, 2019 the Company issued 5,000,000 depositary shares, each representing a 1/40th interest in a share of its 6.00% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, without par value (the “Series B Preferred Stock”), and with a liquidation preference of $1,000.00 per share (equivalent to $25.00 per depositary share). The aggregate gross offering proceeds for the shares issued by the Company was $125.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $4.2 million paid to third parties, the Company received total net proceeds of $120.8 million. The Series B Preferred Stock have no voting rights with respect to matters that generally require the approval of our common shareholders. Dividends on the Series B Preferred Stock, to the extent declared by the Company’s board, are payable quarterly. The Company may redeem the Series A Preferred Stock, in whole or in part, at our option, on any dividend payment date on or after October 1, 2024, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

Private Placement Offerings of Preferred Stock

The Company previously issued a total of 41,625 shares of 8% Non-Cumulative, Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000.00 per share (8% Preferred Stock”) in private placement offerings. The Company may redeem this Preferred Stock, in whole or in part, at our option, on any dividend payment date on or after December 31, 2020, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

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

In 2016, the Company purchased a 30% ownership in one of its key loan processing vendors, and in 2019 increased its ownership to 44.23%. The investment is accounted for using the equity method of accounting. Fees paid to this company during each of the years ended December 31, 2019, 2018, and 2017 were $3.1 million, $3.4 million, and $3.7 million, respectively. At December 31, 2019, 2018, and 2017, fees of $214,000, $226,000, and $253,000 were accrued for services received.

The Company retained a law firm of which a Board member of Merchants Bank, and previously of Merchants Bancorp through July 5, 2017, is a partner. Services rendered are primarily related to documentation of current loan

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

originations, and loan collections from Merchants Bank’s borrowers. Fees paid to the law firm totaled $3.6 million, $3.7 million, and $3.0 million for the years ended December 31, 2019, 2018 and 2017 respectively.

During 2019 the Company purchased technology equipment and services for its new corporate headquarters building from a company owned by a Board member of Merchants Bancorp. Fees paid directly and indirectly to this company totaled $641,000 for the year ended December 31, 2019. No fees were incurred for the years ended December 31, 2018 or 2017.

On May 8, 2017, the Company entered into a purchase agreement to acquire FMBI from Mr. Petrie, the Company’s Chairman and Chief Executive Officer and Mr. Rogers, a director of the Company. On October 31, 2016, the Company had entered into an Agreement and Plan of Merger to acquire FMBI. Because the timing and regulatory approval of the transaction was uncertain due to the Company’s capital position at December 31, 2016, the parties agreed that Messrs. Petrie and Rogers, would acquire FMBI. The acquisition of FMBI by the Messrs. Petrie and Rogers closed on April 3, 2017. The purchase agreement provided for the Company to pay a purchase price equal to approximately $5.4 million plus an approximate cost of funds of $16,000 for each 30 days after June 30, 2017, prorated to the closing date. The purchase price was equal to the price paid by Messrs. Petrie and Rogers, plus expenses and a cost of funds equal to 3.75%. The acquisition closed on January 2, 2018 at a total cost of approximately $5.5 million. At December 31, 2017 FMBI had $43 million in assets and $36.9 million of deposits.

Note 19: Employee Benefits

Effective January 1, 2016, the Company discontinued its SIMPLE IRA plan and began offering a 401(k) plan. Pursuant to the plan agreement, matching contributions equal to 100% of the employees’ elective deferrals which do not exceed 3% of the employees’ compensation will be made unless management elects to make either the alternative matching contribution or the non‑elective contribution. Employer contributions to the plans were $629,000, $464,000, and $294,000 for the years ended December 31, 2019,  2018, and 2017, respectively.

Note 20: Share‑Based Payment Plan

Equity-based incentive awards are currently issued pursuant to the 2017 Equity Incentive Plan (the “2017 Incentive Plan”). Prior to the adoption of the 2017 Incentive Plan, the equity awards issued historically consisted of restricted stock awards issued pursuant to the Incentive Plan for Merchants Bank Executive Officers (the “Prior Incentive Plan”). As of the effective date of the 2017 Equity Incentive Plan, no further awards will be granted under the Prior Incentive Plan. However, any previously outstanding incentive award granted under the Prior Incentive Plan remains subject to the terms of such plans until the time it is no longer outstanding. During the years ended December 31, 2019 and 2018, the Company issued 10,127 and 7,039 shares, respectively, pursuant under these plans. Expense recognized for these plans totaled $533,000, $171,000, and $458,000 for the years ended December 31, 2019,  2018, and 2017, respectively. At December 31, 2019 and 2018, there were 91,266 and 83,708 unvested shares awarded under the 2017 Plan, respectively. Unrecognized compensation cost totaled $1.3 million and $1.1 million at December 31, 2019 and 2018, respectively.

During 2018, the Compensation Committee of the Board of Directors approved a plan for non-executive directors to receive a portion of their annual fees in the form of common stock equal to $10,000, rounded up to the nearest whole share. Accordingly, there were 2,275 total shares issued during the year ended December 31, 2019, reflecting $50,000 in expenses.  There were 1,830 total shares issued during the year ended December 31, 2018, reflecting $50,000 in expenses.

Note 21: Disclosures About Fair Value of Assets and Liabilities

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2019 and 2018:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2019
Trading securities	$269,891	$—	$269,891	$—
Available-for-sale securities:
Treasury notes	4,765	4,765	—	—
Federal agencies	244,973	—	244,973	—
Municipals	5,937	—	5,937	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	34,568	—	34,568	—
Loans held for sale	19,592	—	19,592	—
Mortgage servicing rights	74,387	—	—	74,387
Derivative assets - interest rate lock commitments	186	—	—	186
Derivative asset - interest rate swap	511	—	511	—
Derivative liabilities - forward contracts	27	—	27	—
Derivative liabilities - interest rate swap	511	—	511	—

December 31, 2018
Trading securities	$163,419	$—	$163,419	$—
Available-for-sale securities:
Treasury notes	11,941	11,941	—	—
Federal agencies	236,930	—	236,930	—
Municipals	21,332	—	21,332	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	60,868		60,868	—
Loans held for sale	11,886	—	11,886	—
Mortgage servicing rights	77,844	—	—	77,844
Derivative assets - interest rate lock commitments	70	—	—	70
Derivative liabilities - forward contracts	9	—	9	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the years

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

ended December 31, 2019 and 2018. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Trading and Available‑for‑Sale Securities

Where quoted market prices are available in an active market, securities such as U.S. Treasuries are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market‑based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy including federal agencies, mortgage backed securities, equities and FHA participation certificates. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Loans Held for Sale

Certain loans held for sale at fair value are saleable into the secondary mortgage markets and their fair values are estimated using observable quoted market or contracted prices, or market price equivalents, which would be used by other market participants. These saleable loans are considered Level 2.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models having significant inputs of discount rate, prepayment speed, and default rate. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

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

Years Ended December 31, 2019 and 2018

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Mortgage servicing rights
Balance, beginning of period	$77,844	$66,079	$53,670
Additions
Originated and purchased servicing	7,332	14,113	10,993
Acquisition of MCS	—	—	3,970
Subtractions
Paydowns	(5,994)	(4,196)	(5,504)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(4,795)	1,848	2,950
Balance, end of period	$74,387	$77,844	$66,079

Available-for-sale securities - Municipals
Balance, beginning of period	$—	$6,688	$—
Additions
Purchased securities	—	—	6,688
Subtractions
Paydowns	—	(257)	—
Sales	—	(6,431)	—
Unrealized gains (losses) included in other comprehensive income	—	—	—
Balance, end of period	$—	$—	$6,688

Derivative Assets - interest rate lock commitments
Balance, beginning of period	$70	$—	$—
Purchases	—	—	—
Changes in fair value	116	70	—
Balance, end of period	$186	$70	$—

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2019 and 2018:

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
December 31, 2019
Impaired loans (collateral-dependent)	$1,570	$—	$—	$1,570
December 31, 2018
Impaired loans (collateral-dependent)	$2,639	$—	$—	$2,639

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral dependent loans are obtained when the loan is determined to be collateral‑dependent and subsequently as deemed necessary by the Chief Credit Officer’s (CCO) office. Appraisals and evaluations are reviewed for accuracy and consistency by the CCO’s office. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the CCO’s office by comparison to historical results.

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

		Valuation
	Fair Value	Technique	Unobservable Inputs	Range
	(In thousands)
At December 31, 2019:
Collateral-dependent impaired loans	$1,570	Market comparable properties	Marketability discount	37%-55%
Mortgage servicing rights	$74,387	Discounted cash flow	Discount rate	8% - 13%
			Constant prepayment rate	1% - 39%
Derivative assets - interest rate lock commitments	$186	Discounted cash flow	Loan closing rates	73-99%

At December 31, 2018:
Collateral-dependent impaired loans	$2,639	Market comparable properties	Marketability discount	5% - 47%
Mortgage servicing rights	$77,844	Discounted cash flow	Discount rate	8% - 13%
			Constant prepayment rate	1% - 36%
Derivative assets - interest rate lock commitments	$70	Discounted cash flow	loan closing rates	95-100%

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

Years Ended December 31, 2019 and 2018

Mortgage Servicing Rights

The significant unobservable inputs used in the fair value measurement of the Company’s mortgage servicing rights are discount rates and constant prepayment rates. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2019 and 2018.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Assets	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2019
Financial assets:
Cash and cash equivalents	$506,709	$506,709	$506,709	$—	$—
Securities purchased under agreements to resell	6,723	6,723	—	6,723	—
FHLB stock	20,369	20,369	—	20,369	—
Loans held for sale	2,074,197	2,074,197	—	2,074,197	—
Loans, net	3,012,468	2,999,580	—	—	2,999,580
Interest receivable	18,359	18,359	—	18,359	—
Financial liabilities:
Deposits	5,478,075	5,478,682	3,303,736	2,174,946	—
Lines of credit	6,540	6,540	—	6,540	—
Short-term subordinated debt	12,200	12,200	—	12,200	—
FHLB advances	162,699	162,803	—	162,803	—
Interest payable	11,938	11,938	—	11,938	—

December 31, 2018
Financial assets:
Cash and cash equivalents	$336,524	$336,524	$336,524	$—	$—
Securities purchased under agreements to resell	6,875	6,875	—	6,875	—
FHLB stock	7,974	7,974	—	7,974	—
Loans held for sale	820,569	820,569	—	820,569	—
Loans, net	2,045,423	2,041,772	—	—	2,041,772
Interest receivable	13,827	13,827	—	13,827	—
Financial liabilities:
Deposits	3,231,086	3,230,397	2,550,632	679,765	—
Lines of credit	33,150	33,150	—	33,150	—
Short-term subordinated debt	10,582	10,582	—	10,582	—
FHLB advances	151,721	151,723	—	151,723	—
Interest payable	4,132	4,132	—	4,132	—

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

Major Customer

The Company had no major customers whose business represented more than 10% of revenues during the year ended December 31, 2019 or 2018. For the year ended 2017 the Company had a major customer of the Mortgage Warehousing segment, whose business represented $14.3 million, or 10% of total revenues.

Note 23: Commitments, Credit Risk, and Contingencies

Financial Instruments

Merchants offers certain financial instruments, including commitments with contracts that contain credit risk for the Company and others that are subject to certain performance criteria and cancellation by the Company. Such commitments were as follows at December 31, 2019 and 2018:

	December 31,
	2019	2018
	(In thousands)
Commitments subject to credit risk:
Commitments to extend credit	$761,068	$676,987
Standby letters of credit	26,944	23,030
Total commitments subject to credit risk	788,012	700,017

Commitments subject to certain performance criteria and cancellation:
Outstanding commitments to originate loans	$886,017	$507,216
Unfunded construction draws	287,659	457,762
Unfunded lines of warehouse credit	774,424	782,431
Total commitments subject to certain performance criteria and cancellation	1,948,100	1,747,409

Included in the chart above are the following commitments that are subject to credit risk:

Commitments to extend credit. These are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case‑by‑case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income‑producing commercial properties.

Standby letters of credit. These instruments are irrevocable, conditional commitments issued by the Company or by another party on behalf of the Company, for a fee, to guarantee the performance of a customer to a third party and they generally have fixed expiration dates or other termination clauses. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers. The Company’s policy for obtaining collateral and/or guarantees and the nature thereof is generally the same as that involved extending commitments to its customers. The Company has not been required to fund nor has it incurred any losses on any standby letter of credit commitment during the years ended December 31, 2019, 2018 or 2017.

Included in the chart above are the following commitments that are subject to certain performance criteria and can be denied by the Company:

Outstanding commitments to originate loans. The Company has entered into funding commitments with customers who have applied for loans that are awaiting closing. The customers must meet certain credit and underwriting criteria before the Company is required to fund the loans. Closing and funding of the majority of these loans is contingent upon various performance criteria by the potential borrower and the commitment may be rescinded by the Company. The Company may also enter into a corresponding sales commitment if it is the Company’s intent to close the loan and to sell the loan after closing.

Unfunded construction draws. Through the Multi-family Mortgage Banking segment, the Company has made commitments to fund certain FHA insured construction loans that are drawn upon throughout the construction period. These commitments are subject to certain performance criteria and inspections throughout the project, and funding can be denied by the Company. As construction draws are disbursed, the amounts are securitized and sold to Ginnie Mae, and the Company continues to service the loans.

Unfunded warehouse lines of credit. Through the Mortgage Warehousing segment, the Company has line of credit agreements with its non‑depository financial institution customers engaged in mortgage lending. Funds drawn on the lines of credit are used by the borrowers to fund the loans they originate. The customers’ loans must meet certain credit and underwriting criteria before the Company will fund the draw requests on the lines of credit, and the draw requests can be denied by the Company.

Risk-Sharing Arrangements

As a Fannie Mae multifamily lender, Merchants assumes a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that is sold to Fannie Mae. Under this loss sharing agreement, Merchants bears a risk of up to one-third of incurred losses resulting from borrower defaults. Accordingly, Merchants maintained a reserve liability for this risk-sharing obligation of $277,000 at December 31, 2019 and none at December 31, 2018.  There have been no loans in default during the year ended December 31, 2019, 2018 or 2017.

Leases

The Company has several non-cancellable operating leases, primarily for office space, that expire over the next 1‑10 years. Rental expense for these leases was $1.8 million, $1.1 million, and $764,000 for the years ended December 31, 2019,  2018 and 2017, respectively.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

Future minimum lease payments under operating leases as of December 31, 2019 are as follows:

December 31,
2019
(In thousands)
Due within one year	$1,564
Due in one year to two years	1,383
Due in two years to three years	1,208
Due in three years to four years	1,208
Due in four years to five years	1,003
Thereafter	1,551
Total minimum lease payments	$7,917

Other

The Company and its subsidiaries can be parties to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the Company’s consolidated financial position or results of operations.

Note 24: Segment Information

The Company’s business segments are defined as Multi‑family Mortgage Banking, Mortgage Warehousing, and Banking. The reportable business segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company. The Multi-family Mortgage Banking segment originates and services government sponsored mortgages for multi-family and healthcare facilities. The Mortgage Warehousing segment funds agency eligible residential loans from the date of origination or purchase, until the date of sale in the secondary market, as well as commercial loans to non-depository financial institutions. The Banking segment provides a wide range of financial products and services to consumers and businesses, including retail banking, commercial lending, agricultural lending, retail and correspondent residential mortgage banking, and Small Business Administration (“SBA”) lending. Other includes general and administrative expenses that provide services to all segments; internal funds transfer pricing offsets resulting from allocations to/from the other segments; certain elimination entries and investments in qualified affordable housing limited partnerships. All operations are domestic.

The tables below present selected business segment financial information for the years ended December 31, 2019,  2018 and 2017.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Year Ended December 31, 2019
Interest income	$1,328	$102,157	$106,443	$2,067	$211,995
Interest expense	—	50,880	45,681	(6,864)	89,697
Net interest income	1,328	51,277	60,762	8,931	122,298
Provision for loan losses	—	1,358	2,582	—	3,940
Net interest income after provision for loan losses	1,328	49,919	58,180	8,931	118,358
Noninterest income	41,682	7,178	1,005	(2,776)	47,089
Noninterest expense	22,556	11,397	17,738	11,622	63,313
Income before income taxes	20,454	45,700	41,447	(5,467)	102,134
Income taxes	5,691	10,934	9,593	(1,413)	24,805
Net income	$14,763	$34,766	$31,854	$(4,054)	$77,329
Total assets	$188,866	$3,124,684	$3,018,568	$39,810	$6,371,928

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Year Ended December 31, 2018
Interest income	$712	$58,784	$79,332	$1,735	$140,563
Interest expense	—	24,369	29,508	(3,285)	50,592
Net interest income	712	34,415	49,824	5,020	89,971
Provision for loan losses	—	1,372	3,257	—	4,629
Net interest income after provision for loan losses	712	33,043	46,567	5,020	85,342
Noninterest income	45,831	2,550	3,150	(1,946)	49,585
Noninterest expense	19,205	7,721	14,876	9,098	50,900
Income before income taxes	27,338	27,872	34,841	(6,024)	84,027
Income taxes	7,528	6,872	8,572	(1,819)	21,153
Net income	$19,810	$21,000	$26,269	$(4,205)	$62,874
Total assets	$166,102	$1,430,776	$2,256,687	$30,598	$3,884,163

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Year Ended December 31, 2017
Interest income	$414	$48,798	$44,454	$721	$94,387
Interest expense	—	13,673	14,853	(736)	27,790
Net interest income	414	35,125	29,601	1,457	66,597
Provision for loan losses	—	452	2,020	—	2,472
Net interest income after provision for loan losses	414	34,673	27,581	1,457	64,125
Noninterest income	43,715	2,836	1,943	(814)	47,680
Noninterest expense	10,911	7,710	9,835	6,188	34,644
Income before income taxes	33,218	29,799	19,689	(5,545)	77,161
Income taxes	4,557	11,558	8,279	(1,917)	22,477
Net income	$28,661	$18,241	$11,410	$(3,628)	$54,684
Total assets	$134,390	$1,352,748	$1,889,140	$16,855	$3,393,133

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

Note 25: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information of the Company as to financial position as of December 31, 2019 and 2018, and results of operations and cash flows for the years ended December 31, 2019,  2018 and 2017:

Condensed Balance Sheets

	December 31,
	2019	2018
	(In thousands)
Assets
Cash and cash equivalents	$463	$2,224
Investment in subsidiaries	664,878	453,028
Other assets	2,213	2,104
Total assets	$667,554	$457,356
Liabilities
Lines of credit	$—	$25,000
Short-term subordinated debt	12,200	10,582
Other liabilities	1,626	537
Total liabilities	13,826	36,119
Shareholders’ Equity	653,728	421,237
Total liabilities and shareholders’ equity	$667,554	$457,356

Condensed Statements of Income and Comprehensive Income

	Year Ended
	December 31,
	2019	2018	2017
	(In thousands)
Income
Dividends and return of capital from subsidiaries	43,903	37,816	13,632
Other Income	—	195	208
Total income	43,903	38,011	13,840
Expenses
Interest expense	3,641	8,055	7,603
Salaries and employee benefits	1,611	1,216	1,617
Professional fees	335	707	341
Other	423	420	251
Total expense	6,010	10,398	9,812
Income Before Income Tax and Equity in Undistributed Income of Subsidiaries	37,893	27,613	4,028
Income Tax Benefit	(1,433)	(2,542)	(3,670)
Income Before Equity in Undistributed Income of Subsidiaries	39,326	30,155	7,698
Equity in Undistributed Income of Subsidiaries	38,003	32,719	46,986
Net Income	$77,329	$62,874	$54,684
Comprehensive Income	$78,097	$63,813	$54,306

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

Condensed Statements of Cash Flows

	Year Ended
	December 31,
	2019	2018	2017
	(In thousands)
Operating Activities
Net income	$77,329	$62,874	$54,684
Adjustments to reconcile net income to net cash used in operating activities	(36,567)	(30,522)	(44,185)
Net cash provided by operating activities	40,762	32,352	10,499
Investing Activities
Return of capital from/(contributed capital to) subsidiaries	(173,078)	19,368	(101,868)
Net cash paid for acquisitions	—	(27,209)	—
Other investing activity	126	74	189
Net cash used in investing activities	(172,952)	(7,767)	(101,679)
Financing Activities
Net change in lines of credit and subordinated debt	(23,382)	(19,418)	—
Dividends paid	(17,254)	(10,216)	(7,950)
Proceeds from issuance of common stock	—	—	106,245
Proceeds from issuance of preferred stock	192,915	—	—
Repurchase of preferred stock	(21,850)	—	—
Net cash provided by (used in) financing activities	130,429	(29,634)	98,295
Net Change in Cash and Due From Banks	(1,761)	(5,049)	7,115
Cash and Due From Banks at Beginning of Year	2,224	7,273	158
Cash and Due From Banks at End of Year	$463	$2,224	7,273

Note 26: Recent Accounting Pronouncements

The Company is an emerging growth company and as such will be subject to the effective dates noted for the private companies if they differ from the effective dates noted for public companies.

FASB ASU 2014‑09, Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014‑09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in U.S. GAAP. In March 2016 the FASB issued ASU 2016‑08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016‑10, “Identifying Performance Obligations and Licensing,” which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016‑12, “Narrow‑Scope Improvements and Practical Expedients,” which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. This ASU also provides a practical expedient for contract modifications.

As an emerging growth company, these amendments were effective for annual reporting periods beginning after December 15, 2018, and for interim periods within annual periods beginning after December 15, 2019. The Company’s revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09. The Company’s services that fall within the scope of this ASU are presented within noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer. The services that are within scope include services charges on deposits, interchange income, collection fees, safe deposit box rental fees, and gain/(loss) on sale of other real estate owned. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. Because performance

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying this ASU that significantly affects the determination of the amount and timing of revenue from contracts with customers. The Company adopted ASU 2014-09 on December 31, 2019, and it did not have an impact on the Company’s financial position or results of operations.

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

As an emerging growth company, the amendments in this update were effective for fiscal years beginning after December 15, 2018, and interim periods within years beginning after December 15, 2019. An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability at fair value in accordance with the fair value option for financial instruments. An entity should apply the amendments to this update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company adopted ASU 2016-01 on December 31, 2019, and the impact did not have a material impact on the Company’s financial position or results of operation, nor did it require any cumulative-effect adjustments.

FASB ASU 2016-15,  Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued Accounting Standards Update ASU 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". ASU 2016-15 provides specific guidance on eight cash flow classification issues, including contingent consideration, debt prepayment or debt extinguishment costs and distributions received from equity method investees, to reduce diversity in practice. ASU 2016-15 requires a retrospective transition.

As an emerging growth company, the amendments in this update were effective for fiscal years beginning after December 15, 2018, and interim periods within years beginning after December 15, 2019. The Company adopted ASU 2016-15 on December 31, 2019 and the impact did not have a material impact on the Company’s financial position or results of operation.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

As an emerging growth company, the amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2020, and for interim periods for years beginning after January 1, 2021. The Company is continuing to evaluate the impact of adopting this new guidance, but it does not expect the adoption to have a material impact on the Company’s financial position or results of operations.

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

As an emerging growth company, the amendments in ASU 2016‑13 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.. Because the Company’s status as an emerging growth company is expected to expire on December 31, 2022, this standard will likely be implemented by December 31, 2022. The Company has established a cross-functional committee that has developed a project plan to review modeling data currently available and technology needed to ensure compliance of this standard. The committee has contracted with a vendor to assist in generating specific loan level details within our core systems, as well as compiling peer and industry data that would be useful in our modeling forecasts. While the Company generally expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, the Company cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial statements. Management continues to recognize that the implementation of this ASU may increase the balance of the allowance for loan losses and is continuing to evaluate the potential impact on the Company’s financial position and results of operations.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

Note 27: Quarterly Condensed Financial Information (Unaudited)

The following tables present the unaudited quarterly condensed financial information for the years ended December 31, 2019 and 2018:

	2019 Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31

Interest income	$39,674	$48,761	$59,761	$63,799
Interest expense	15,543	20,839	27,137	26,178
Net interest income	24,131	27,922	32,624	37,621
Provision for loan losses	649	105	1,193	1,993
Net interest income after provision for loan losses	23,482	27,817	31,431	35,628
Noninterest income	3,664	9,870	10,852	22,703
Noninterest expense	13,035	15,920	15,522	18,836
Income before income taxes	14,111	21,767	26,761	39,495
Income taxes	3,541	5,328	6,502	9,434
Net income	10,570	16,439	20,259	30,061
Less: preferred stock dividends	833	1,743	3,022	3,618
Net income allocated to common shareholders	$9,737	$14,696	$17,237	$26,443
Per common share data:
Basic earnings per common share	$0.34	$0.51	$0.60	$0.92
Diluted earnings per common share	0.34	0.51	0.60	0.92

	2018 Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31

Interest income	$29,038	$34,123	$37,577	$39,825
Interest expense	8,930	11,917	14,095	15,650
Net interest income	20,108	22,206	23,482	24,175
Provision for loan losses	1,406	998	617	1,608
Net interest income after provision for loan losses	18,702	21,208	22,865	22,567
Noninterest income	11,313	11,630	11,907	14,735
Noninterest expense	10,270	12,000	12,449	16,181
Income before income taxes	19,745	20,838	22,323	21,121
Income taxes	4,684	5,186	5,584	5,699
Net income	15,061	15,652	16,739	15,422
Less: preferred stock dividends	833	832	833	832
Net income allocated to common shareholders	$14,228	$14,820	$15,906	$14,590
Per common share data:
Basic earnings per common share	$0.50	$0.52	$0.55	$0.51
Diluted earnings per common share	0.50	0.52	0.55	0.51

Note 28: Subsequent Events

No material events were noted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

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

Our management assessed our internal control over financial reporting as of December 31, 2019, based in part upon certain assumptions about the likelihood of future events. Based on this assessment, management asserts that we maintained effective internal control over financial reporting as of December 31, 2019 based on the specified criteria.

Changes in Internal Control

There have been no changes made in our internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be in the Proxy Statement (the “2020 Proxy Statement”) for the 2020 annual meeting of shareholders that will be filed within 120 days after December 31, 2019, which is incorporated by reference.

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

Item 11. Executive Compensation.

The information required by Item 11 will be in the 2020 Proxy Statement, which is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 will be in the 2020 Proxy Statement, which is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be in the 2020 Proxy Statement, which is incorporated by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 will be in the 2020 Proxy Statement, which is incorporated by reference.

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

3.1	First Amended and Restated Articles of Incorporation of Merchants Bancorp (incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1, filed on September 25, 2017).

3.2

Articles of Amendment to the First Amended and Restated Articles of Incorporation dated March 27, 2019 designating the 7.00% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.2 of the registration statement on Form 8-A filed on March 28, 2019).

3.3

Articles of Amendment to the First Amended and Restated Articles of Incorporation dated August 19, 2019 designating the 6.00% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.3 of the registration statement on Form 8-A filed on August 19, 2019).

3.4	Second Amended and Restated By‑laws of Merchants Bancorp (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on November 20, 2017).
4.1	Description of Registered Securities of Merchants Bancorp.
10.1*

Description of Incentive Plans for Michael F. Petrie, Chairman and CEO of Merchants Bancorp, Michael Dury, CEO of Merchants Capital Corporation, and Michael J. Dunlap, Director,  President and Chief Operating Officer of Merchants Bancorp and CEO of Merchants Bank of Indiana. (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on January 23, 2020).

10.2*	Description of Incentive Plan for Scott A. Evans, Director of Merchants Bancorp, and President and Co‑Chief Operating Officer of Merchants Bank.
10.3*

Employment Agreement by and between Merchants Capital Corp. and Michael R. Dury dated December 29, 2010 (previously filed as Exhibit 10.14) (incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1, filed on September 25, 2017).

10.4*

Amendment to Employment Agreement by and between Merchants Capital Corp. and Michael R. Dury effective as of January 1, 2017 (previously filed as Exhibit 10.15) (incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1, filed on September 25, 2017).

10.5*	Merchants Bancorp 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 of the registration statement on Form S-1, filed on September 25, 2017).

(a) Form of Award Agreement for Non-Qualified Stock Options under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on February 22, 2018).

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
10.6*	Form of Change of Control Agreement entered into by Merchants Bancorp and each of Michael J. Dunlap, Scott A. Evans, Michael R. Dury, and John F. Macke.
21.1	Subsidiaries of Merchants Bancorp.
23.1	Consent of BKD, LLP.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2018 and 2017; (ii) Consolidated Statements of Income for the Years Ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31 2019, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

*Management contract or compensatory plan or arrangement.

†   Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission; provided, however, that the Company may request confidential treatment pursuant to Rule 83 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCHANTS BANCORP

By: /s/ Michael F. Petrie
Michael F. Petrie
Chairman and Chief Executive Officer

Date: March 16, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael F. Petrie
Michael F. Petrie	Director (Chairman); Chief Executive Officer (Principal Executive Officer)	March 16, 2020
/s/ John F. Macke
John F. Macke	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2020
/s/ Randall D. Rogers
Randall D. Rogers	Director	March 16, 2020
/s/ Michael J. Dunlap
Michael J. Dunlap	Director	March 16, 2020
/s/ Scott A. Evans
Scott A. Evans	Director	March 16, 2020
/s/ Sue Ann Gilroy
Sue Ann Gilroy	Director	March 16, 2020
/s/ Andrew A. Juster
Andrew A. Juster	Director	March 16, 2020

/s/ Patrick D. O’Brien
Patrick D. O’Brien	Director	March 16, 2020
/s/ Anne E. Sellers
Anne E. Sellers	Director	March 16, 2020
/s/ David N. Shane
David N. Shane	Director	March 16, 2020