Form 10-Q
period 2020-03-31
Merchants Bancorp
filed 2020-05-04
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 1,  2020, the latest practicable date,  28,742,484 shares of the registrant’s common stock, without par value, were issued and outstanding.

Merchants Bancorp

Part I – Financial Information

Item 1. Financial Statements

Merchants Bancorp

Condensed Consolidated Balance Sheets

March 31, 2020 (Unaudited) and December 31, 2019

(In thousands, except share data)

	March 31,	December 31,
	2020	2019
Assets
Cash and due from banks	$8,168	$13,909
Interest-earning demand accounts	559,914	492,800
Cash and cash equivalents	568,082	506,709
Securities purchased under agreements to resell	6,685	6,723
Trading securities	465,157	269,891
Available for sale securities	339,053	290,243
Federal Home Loan Bank (FHLB) stock	46,156	20,369
Loans held for sale (includes $18,938 and $19,592, respectively at fair value)	2,796,008	2,093,789
Loans receivable, net of allowance for loan losses of $18,883 and $15,842, respectively	3,501,770	3,012,468
Premises and equipment, net	29,415	29,274
Mortgage servicing rights	69,978	74,387
Interest receivable	18,139	18,359
Goodwill	15,845	15,845
Intangible assets, net	3,419	3,799
Other assets and receivables	48,691	30,072
Total assets	$7,908,398	$6,371,928
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$327,805	$272,037
Interest-bearing	6,394,900	5,206,038
Total deposits	6,722,705	5,478,075
Borrowings	444,567	181,439
Other liabilities	68,157	58,686
Total liabilities	7,235,429	5,718,200
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 50,000,000 shares
Issued and outstanding - 28,742,484 shares at March 31, 2020 and 28,706,438 shares at December 31, 2019	135,746	135,640
Preferred stock, without par value - 5,000,000 total shares authorized
8% Preferred stock - $1,000 per share liquidation preference
Authorized - 50,000 shares
Issued and outstanding - 41,625 shares	41,581	41,581
7% Series A Preferred stock - $25 per share liquidation preference
Authorized - 3,500,000 shares
Issued and outstanding - 2,081,800 shares	50,221	50,221
6% Series B Preferred stock - $1,000 per share liquidation preference
Authorized - 125,000 shares
Issued and outstanding - 125,000 shares (equivalent to 5,000,000 depositary shares)	120,844	120,844
Retained earnings	323,651	304,984
Accumulated other comprehensive income	926	458
Total shareholders' equity	672,969	653,728
Total liabilities and shareholders' equity	$7,908,398	$6,371,928

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Income (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

(In thousands, except share data)

	Three Months Ended
	March 31,
	2020	2019
Interest Income
Loans	$53,564	$34,455
Investment securities:
Trading securities	2,796	1,045
Available for sale - taxable	1,322	1,551
Available for sale - tax exempt	37	96
Federal Home Loan Bank stock	239	223
Other	2,459	2,304
Total interest income	60,417	39,674
Interest Expense
Deposits	20,630	14,227
Borrowed funds	1,434	1,316
Total interest expense	22,064	15,543
Net Interest Income	38,353	24,131
Provision for loan losses	2,998	649
Net Interest Income After Provision for Loan Losses	35,355	23,482
Noninterest Income
Gain on sale of loans	21,166	2,643
Loan servicing fees, net	(5,824)	(347)
Mortgage warehouse fees	2,746	753
Gains on sale of investments available for sale (includes $0 and $127, respectively, related to accumulated other comprehensive earnings reclassifications)	—	127
Other income	1,814	488
Total noninterest income	19,902	3,664
Noninterest Expense
Salaries and employee benefits	14,240	8,567
Loan expenses	1,164	934
Occupancy and equipment	1,492	876
Professional fees	569	539
Deposit insurance expense	1,786	277
Technology expense	610	472
Other expense	2,432	1,370
Total noninterest expense	22,293	13,035
Income Before Income Taxes	32,964	14,111
Provision for income taxes (includes $0 and $32, respectively, related to income tax expense for reclassification items)	8,381	3,541
Net Income	$24,583	$10,570
Dividends on preferred stock	(3,618)	(833)
Net Income Allocated to Common Shareholders	20,965	9,737
Basic Earnings Per Share	$0.73	$0.34
Diluted Earnings Per Share	$0.73	$0.34
Weighted-Average Shares Outstanding
Basic	28,734,632	28,702,250
Diluted	28,759,412	28,737,439

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Net Income	$24,583	$10,570
Other Comprehensive Income:
Net change in unrealized gains on investment securities available for sale, net of tax expense of $152 and $192, respectively	468	559
Less: Reclassification adjustment for gains included in net income, net of tax expense of $0 and $32, respectively	—	95
Other comprehensive income for the period	468	464
Comprehensive Income	$25,051	$11,034

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2020

(In thousands, except share data)

										Accumulated
										Other
	Common Stock		8% Preferred Stock		7% Preferred Stock		6% Preferred Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income	Total
Balance, January 1, 2020	28,706,438	$135,640	41,625	$41,581	2,081,800	$50,221	125,000	$120,844	$304,984	$458	$653,728
Net income	—	—	—	—	—	—	—	—	24,583	—	24,583
Shares issued for stock compensation plans, net of taxes withheld to satisfy employee tax obligations	36,046	106	—	—	—	—	—	—	—	—	106
Dividends on 8% preferred stock, $80.00 per share, annually	—	—	—	—	—	—	—	—	(833)	—	(833)
Dividends on 7% preferred stock, $1.75 per share, annually	—	—	—	—	—	—	—	—	(910)	—	(910)
Dividends on 6% preferred stock, $60.00 per share, annually	—	—	—	—	—	—	—	—	(1,875)	—	(1,875)
Dividends on common stock, $0.32 per share, annually	—	—	—	—	—	—	—	—	(2,298)	—	(2,298)
Other comprehensive income	—	—	—	—	—	—	—	—	—	468	468
Balance, March 31, 2020	28,742,484	$135,746	41,625	$41,581	2,081,800	$50,221	125,000	$120,844	$323,651	$926	$672,969

For the Three Months Ended March 31, 2019

(In thousands, except share data)

										Accumulated
										Other
	Common Stock		8% Preferred Stock		7% Preferred Stock		6% Preferred Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance, January 1, 2019	28,694,036	$135,057	41,625	$41,581	—	$—	—	$—	$244,909	$(310)	$421,237
Net income	—	—	—	—	—	—	—	—	10,570	—	10,570
Shares issued for stock compensation plans	10,127	133	—	—	—	—	—	—	—	—	133
Issuance of 7% preferred stock, net of offering expenses of $1,731	—	—	—	—	2,000,000	48,269	—	—	—	—	48,269
Dividends on 8% preferred stock, $80.00 per share, annually	—	—	—	—	—	—	—	—	(833)	—	(833)
Dividends on common stock, $0.28 per share, annually	—	—	—	—	—	—	—	—	(2,009)	—	(2,009)
Other comprehensive income	—	—	—	—	—	—	—	—	—	464	464
Balance, March 31, 2019	28,704,163	$135,190	41,625	$41,581	2,000,000	$48,269	—	$—	$252,637	$154	$477,831

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2020 and 2019

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Operating activities:
Net income	$24,583	$10,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	453	137
Provision for loan losses	2,998	649
Gain on sale of securities	—	(127)
Gain on sale of loans	(21,166)	(2,643)
Proceeds from sales of loans	10,866,020	3,729,430
Loans and participations originated and purchased for sale	(11,551,090)	(3,776,827)
Change in mortgage servicing rights for paydowns and fair value adjustments	8,338	2,615
Net change in:
Trading securities	(195,266)	33,505
Other assets and receivables	(17,686)	2,699
Other liabilities	9,822	1,933
Other	1,379	798
Net cash provided by (used in) operating activities	(871,615)	2,739
Investing activities:
Net change in securities purchased under agreements to resell	38	37
Purchases of available-for-sale securities	(156,666)	(45,000)
Proceeds from the sale of available-for-sale securities	—	31,086
Proceeds from calls, maturities and paydowns of available-for-sale securities	107,995	49,055
Purchases of loans	(32,631)	(14,233)
Net change in loans receivable	(459,617)	(109,620)
Purchase of Federal Home Loan Bank stock	(25,787)	(11,860)
Proceeds from sale of Federal Home Loan Bank stock	—	1,190
Purchases of premises and equipment	(594)	(4,206)
Purchase of limited partnership interests	(1,090)	—
Net cash used in investing activities	(568,352)	(103,551)
Financing activities:
Net change in deposits	1,244,630	(110,031)
Proceeds from Federal Home Loan Bank borrowings	5,597,675	2,348,720
Repayment of Federal Home Loan Bank borrowings	(5,334,998)	(2,209,281)
Proceeds from notes payable	450	4,404
Payments on notes payable	—	(1,500)
Payments of contingent consideration	(501)	—
Proceeds from issuance of preferred stock	—	48,269
Redemption of preferred stock	—	—
Dividends	(5,916)	(2,842)
Net cash provided by financing activities	1,501,340	77,739
Net Change in Cash and Cash Equivalents	61,373	(23,073)
Cash and Cash Equivalents, Beginning of Period	506,709	336,524
Cash and Cash Equivalents, End of Period	$568,082	$313,451
Additional Cash Flows Information:
Interest paid	$23,782	$14,745
Income taxes paid	46	64

See notes to condensed consolidated financial statements.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Merchants Bancorp, a registered bank holding company (the “Company”) and its wholly owned subsidiaries, Merchants Bank of Indiana (“Merchants Bank”) and Farmers-Merchants Bank of Illinois (“FMBI”).  Merchants Bank’s direct and indirect subsidiaries include Merchants Capital Corp. (“MCC”), Merchants Capital Servicing, LLC (“MCS”), Ash Realty Holdings, LLC (“Ash Realty”), MBI Midtown West, LLC (“MMW”), Natty Mac Funding, Inc. (“NMF”), which became dormant in the first quarter of 2019 after the Company’s acquisition of the assets of NattyMac, LLC (“NattyMac”), and OneTrust Funding, Inc. In August 2019 the company also formed PR Mortgage Investment, LP (“PRMI”), PRMIGP, LLC (“PRMIGP”), and PR Mortgage Investment Management, LLC (“PRMIM”). All these entities are collectively referred to as the “Company”.

The accompanying unaudited condensed consolidated balance sheet of the Company as of December 31, 2019, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of March 31, 2020 and for the three months ended March 31, 2020 and 2019, were prepared in accordance with the instructions for Form 10‑Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2019 in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of March 31, 2020 and the results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019. All interim amounts have not been audited and the results of operations for the three months ended March 31, 2020, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of and for the period ended March 31, 2020 and 2019 include results from the Company, and its wholly owned subsidiaries, Merchants Bank, and FMBI.   Also included are Merchants Bank’s wholly owned subsidiaries, MCC, MCC’s wholly owned subsidiary, MCS, Ash Realty, NMF, MMW, and OneTrust Funding, Inc.  The unaudited condensed consolidated financial statements as of and for the period ended March 31, 2020 also include PRMI, PRMIGP, and PRMIM, all of which are 99% owned by Merchants Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, loan servicing rights and fair values of financial instruments. The uncertainties related to the COVID-19 pandemic could cause significant changes to these estimates compared to what was known at the time these financial statements were prepared.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Reclassifications

Certain reclassifications have been made to the 2019 financial statements to conform to the financial statement presentation as of and for the three months ended March 31, 2020.  These reclassifications had no effect on net income.

Note 2:   Securities Available For Sale

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities were as follows:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale securities:
Treasury notes	$1,994	$49	$—	$2,043
Federal agencies	306,152	423	—	306,575
Municipals	5,566	385	—	5,951
Mortgage-backed - Government-sponsored entity (GSE) - residential	24,142	343	1	24,484
Total available-for-sale securities	$337,854	$1,200	$1	$339,053

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale securities:
Treasury notes	$4,744	$21	$—	$4,765
Federal agencies	244,986	24	37	244,973
Municipals	5,577	360	—	5,937
Mortgage-backed - Government-sponsored entity (GSE) - residential	34,357	213	2	34,568
Total available-for-sale securities	$289,664	$618	$39	$290,243

The amortized cost and fair value of available-for-sale securities at March 31, 2020 and December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Contractual Maturity	(In thousands)
Within one year	$20,500	$20,563	$23,250	$23,233
After one through five years	287,914	288,337	226,748	226,783
After five through ten years	—	—	—	—
After ten years	5,298	5,669	5,309	5,659
	313,712	314,569	255,307	255,675
Mortgage-backed - Government-sponsored entity (GSE) - residential	24,142	24,484	34,357	34,568
	$337,854	$339,053	$289,664	$290,243

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three months ended March 31, 2020, no securities available-for-sale were sold. During the three months ended March 31, 2019, $31.1 million of securities available-for-sale were sold, and a net gain of $127,000 was recognized, consisting of $361,000 in gains and $234,000 of losses.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019:

March 31, 2020
12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In thousands)
Available-for-sale securities:
Treasury notes	$—	$—	$—	$—	$—	$—
Federal agencies	—	—	—	—	—	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	1,113	1	—	—	1,113	1
	$1,113	$1	$—	$—	$1,113	$1

	December 31, 2019
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Available-for-sale securities:
Treasury notes	$—	$—	$—	$—	$—	$—
Federal agencies	94,963	37	—	—	94,963	$37
Municipals	—	—	—	—	—	$—
Mortgage-backed - Government-sponsored entity (GSE) - residential	809	2	—	—	809	2
	$95,772	$39	$—	$—	$95,772	$39

Other-than-temporary Impairment

Unrealized losses on securities have not been recognized to income because the Company has the intent and ability to hold the securities for the foreseeable future, and the decline in fair value is primarily due to increased market interest rates. The fair value is expected to recover as the securities approach the maturity date.

Note 3:   Trading Securities

Trading securities are recorded at fair value with changes in fair value recorded in earnings. These include multi-family rental real estate loan originations, primarily in Government National Mortgage Association (“GNMA”) mortgage backed securities, as well as FHA and conventional Fannie Mae and Freddie Mac participation certificates pending settlements that typically occur within 30 days. The unrealized gains included in trading securities totaled $2.2 million and $545,000 at March 31, 2020 and 2019, respectively.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4:   Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

For loans at amortized cost, interest income is accrued based on the unpaid principal balance.

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

Loans receivable at March 31, 2020 and December 31, 2019 include:

	March 31,	December 31,
	2020	2019
	(In thousands)

Mortgage warehouse lines of credit	$1,083,776	$765,151
Residential real estate	421,978	413,835
Multi-family and healthcare financing	1,435,206	1,347,125
Commercial and commercial real estate	468,668	398,601
Agricultural production and real estate	92,498	85,210
Consumer and margin loans	18,527	18,388
	3,520,653	3,028,310
Less
Allowance for loan losses	18,883	15,842

Loans Receivable	$3,501,770	$3,012,468

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Commercial Lending and Commercial Real Estate Loans (CML & CRE):  The commercial lending and commercial real estate portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions, as well as loans to commercial customers to finance land and improvements. It also includes loans collateralized by mortgage servicing rights and loan sale proceeds of mortgage warehouse customers. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by the fair value of the collateral if the loan is collateral dependent, the loan’s obtainable market price, or either the present value of expected future cash flows discounted at the loan’s effective interest rate. For impaired loans where the Company utilizes discounted cash flows to determine the level of impairment, the Company includes the entire change in the present value of cash flows as bad debt expense.

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

In the course of working with borrowers, the Company may choose to restructure the contractual terms of certain loans. In restructuring the loan, the Company attempts to work out an alternative payment schedule with the borrower in order to optimize collectability of the loan. A troubled debt restructuring (“TDR)” occurs when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status, and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

With regard to determination of the amount of the allowance for credit losses, restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each loan portfolio segment within troubled debt restructurings is the same as detailed previously above.

The following tables present, by loan portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2020 and 2019 and the recorded investment in loans and impairment method as of March 31, 2020:

	At or For the Three Months Ended March 31, 2020
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$1,913	$2,042	$7,018	$4,173	$523	$173	$15,842
Provision (credit) for loan losses	796	20	676	1,445	38	23	2,998
Loans charged to the allowance	—	—	—	—	—	(1)	(1)
Recoveries of loans previously charged off	—	—	—	44	—	—	44
Balance, end of period	$2,709	$2,062	$7,694	$5,662	$561	$195	$18,883
Ending balance: individually evaluated for impairment	$—	29	—	1,167	—	6	$1,202
Ending balance: collectively evaluated for impairment	$2,709	$2,033	$7,694	$4,495	$561	$189	$17,681
Loans
Ending balance	$1,083,776	$421,978	$1,435,206	$468,668	$92,498	$18,527	$3,520,653
Ending balance individually evaluated for impairment	$230	$2,410	$—	$9,425	$2,043	$16	$14,124
Ending balance collectively evaluated for impairment	$1,083,546	$419,568	$1,435,206	$459,243	$90,455	$18,511	$3,506,529

	For the Three Months Ended March 31, 2019
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, beginning of period	$1,068	$1,986	$6,030	$3,051	$429	$140	$12,704
Provision (credit) for loan losses	186	4	347	71	34	7	649
Loans charged to the allowance	—	—	—	—	—	—	—
Recoveries of loans previously charged off	—	—	—	—	3	—	3
Balance, end of period	$1,254	$1,990	$6,377	$3,122	$466	$147	$13,356

The following table presents the allowance for loan losses and the recorded investment in loans and impairment method as of December 31, 2019:

	December 31, 2019
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Allowance for loan losses
Balance, December 31, 2019	$1,913	$2,042	$7,018	$4,173	$523	$173	$15,842
Ending balance: individually evaluated for impairment	$—	$23	$—	$650	$—	$8	$681
Ending balance: collectively evaluated for impairment	$1,913	$2,019	$7,018	$3,523	$523	$165	$15,161
Loans
Balance, December 31, 2019	$765,151	$413,835	$1,347,125	$398,601	$85,210	$18,388	$3,028,310
Ending balance individually evaluated for impairment	$233	$3,109	$—	$9,152	$—	$23	$12,517
Ending balance collectively evaluated for impairment	$764,918	$410,726	$1,347,125	$389,449	$85,210	$18,365	$3,015,793

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)

Special Mention (Watch)	$—	$2,413	$30,930	$12,961	$2,006	$30	$48,340
Substandard	230	2,410	—	9,425	2,043	16	14,124
Doubtful	—	—	—	—	—	—	—
Acceptable and Above	1,083,546	417,155	1,404,276	446,282	88,449	18,481	3,458,189
Total	$1,083,776	$421,978	$1,435,206	$468,668	$92,498	$18,527	$3,520,653

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans
	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$1,083,776	$1,083,776
RES RE	1,002	289	1,972	3,263	418,715	421,978
MF RE	—	—	—	—	1,435,206	1,435,206
CML & CRE	274	622	2,180	3,076	465,592	468,668
AG & AGRE	429	152	1,908	2,489	90,009	92,498
CON & MAR	610	36	42	688	17,839	18,527
	$2,315	$1,099	$6,102	$9,516	$3,511,137	$3,520,653

	December 31, 2019
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans
	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$765,151	$765,151
RES RE	3,089	562	2,324	5,975	407,860	413,835
MF RE	—	—	—	—	1,347,125	1,347,125
CML & CRE	2,293	335	1,663	4,291	394,310	398,601
AG & AGRE	2,047	—	195	2,242	82,968	85,210
CON & MAR	50	31	19	100	18,288	18,388
	$7,479	$928	$4,201	$12,608	$3,015,702	$3,028,310

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in TDRs.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present impaired loans and specific valuation allowance information based on class level as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Impaired loans without a specific allowance:
Recorded investment	$230	$2,179	$—	$7,028	$2,043	$7	$11,487
Unpaid principal balance	230	2,179	—	7,028	2,043	7	11,487
Impaired loans with a specific allowance:
Recorded investment	—	231	—	2,397	—	9	2,637
Unpaid principal balance	—	231	—	2,397	—	9	2,637
Specific allowance	—	29	—	1,167	—	6	1,202
Total impaired loans:
Recorded investment	230	2,410	—	9,425	2,043	16	14,124
Unpaid principal balance	230	2,410	—	9,425	2,043	16	14,124
Specific allowance	—	29	—	1,167	—	6	1,202

	December 31, 2019
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Impaired loans without a specific allowance:
Recorded investment	$233	$2,899	$—	$6,662	$—	$12	$9,806
Unpaid principal balance	233	2,899	—	6,662	—	12	9,806
Impaired loans with a specific allowance:
Recorded investment	—	210	—	2,490	—	11	2,711
Unpaid principal balance	—	210	—	2,490	—	11	2,711
Specific allowance	—	23	—	650	—	8	681
Total impaired loans:
Recorded investment	233	3,109	—	9,152	—	23	12,517
Unpaid principal balance	233	3,109	—	9,152	—	23	12,517
Specific allowance	—	23	—	650	—	8	681

The following tables present by portfolio class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2020 and 2019:

	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL
	(In thousands)
Three Months Ended March 31, 2020
Average recorded investment in impaired loans	$231	$3,088	$—	$9,502	$2,043	$20	$14,884
Interest income recognized	—	16	—	131	—	—	147

Three Months Ended March 31, 2019
Average recorded investment in impaired loans	$574	$2,806	$—	$8,468	$364	$48	$12,260
Interest income recognized	—	15	—	140	—	—	155

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at March 31, 2020 and December 31, 2019.

	March 31,		December 31,
	2020		2019
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing
	(In thousands)
MTG WHLOC	$230	$—	$233	$—
RES RE	664	1,551	740	1,851
MF RE	—	—	—	—
CML & CRE	1,766	396	1,118	486
AG & AGRE	—	1,908	—	231
CON & MAR	16	26	18	1

	$2,676	$3,881	$2,109	$2,569

No troubled loans were restructured during the three months ended March 31, 2020 or 2019. No restructured loans defaulted during the three months ended March 31, 2020 or 2019. Loan modifications or forbearances related to the COVID-19 pandemic will generally not be considered TDRs.

There was one customer with a residential loan balance of $725,000 in the process of foreclosure at December 31, 2019 that was paid in full at March 31, 2020 and there were no residential loans in process of foreclosure as of March 31, 2020.

Note 5:   Regulatory Matters

The Company, Merchants Bank, and FMBI are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by federal and state banking regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company, Merchants Bank, and FMBI must meet specific capital guidelines that involve quantitative measures of the Company’s, Merchants Bank’s, and FMBI’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s, Merchants Bank’s, and FMBI’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, and other factors. Furthermore, the Company’s, Merchants Bank’s, and FMBI’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company, Merchants Bank, and FMBI to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of March 31, 2020 and December 31, 2019, that the Company, Merchants Bank, and FMBI met all capital adequacy requirements to which they were subject.

As of March 31, 2020 and December 31, 2019, the most recent notifications from the Board of Governors of the Federal Reserve System (“Federal Reserve”) categorized the Company as well capitalized and most recent notifications from the Federal Deposit Insurance Corporation (“FDIC”) categorized Merchants Bank and FMBI as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s, Merchants Bank’s, or FMBI’s category.

On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. The intent of CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

holding companies, as directed under the Economic Growth, Regulatory Relief, and Consumer Protection Act. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9%, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. In April 2020, under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act”), the 9% leverage ratio threshold was temporarily reduced to 8% in response to the COVID-19 pandemic.  The threshold will increase to 8.5% in 2021 and return to 9% in 2022.  The Company, Merchants Bank, and FMBI elected to begin using CBLR for the first quarter of 2020.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s, Merchants Bank’s, and FMBI’s actual capital amounts and ratios are presented in the following tables.

			Minimum Amount
			To Be Well
	Actual		Capitalized(1)
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2020
Tier 1 capital(1) (to average assets)
(i.e., leverage ratio)
Company	$652,781	9.9%	$592,662	> 9%
Merchants Bank	642,891	10.1%	574,263	> 9%
FMBI	21,969	10.7%	18,397	> 9%

			Minimum		Minimum
			Amount Required		Amount To Be
			for Adequately		Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2019
Total capital(1) (to risk-weighted assets)
Company	$637,472	11.6%	$440,063	8.0%	$—	N/A
Merchants Bank	639,104	12.0%	426,748	8.0%	533,435	10.0%
FMBI	21,726	13.1%	13,306	8.0%	16,632	10.0%
Tier 1 capital(1) (to risk-weighted assets)
Company	621,630	11.3%	330,047	6.0%	—	N/A
Merchants Bank	623,716	11.7%	320,061	6.0%	426,748	8.0%
FMBI	21,272	12.8%	9,979	6.0%	13,306	8.0%
Common Equity Tier 1 capital(1) (to risk-weighted assets)
Company	408,984	7.4%	247,536	4.5%	—	N/A
Merchants Bank	623,716	11.7%	240,046	4.5%	346,733	6.5%
FMBI	21,272	12.8%	7,484	4.5%	10,811	6.5%
Tier 1 capital(1) (to average assets)
Company	621,630	9.4%	264,324	4.0%	—	N/A
Merchants Bank	623,716	9.7%	257,487	4.0%	321,859	5.0%
FMBI	21,272	11.7%	7,302	4.0%	9,128	5.0%

1	As defined by regulatory agencies.

Failure to exceed the leverage ratio thresholds required under CBLR in the future, subject to any applicable grace period, would require the Company, Merchants Bank, and/or FMBI to return to the risk-based capital ratio thresholds previously utilized under the fully phased-in Basel III Capital Rules to determine capital adequacy.

Note 6:    Derivative Financial Instruments

The Company uses derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table presents the notional amount and fair value of interest rate locks and forward contracts utilized by the Company at March 31, 2020 and December 31, 2019.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability
March 31, 2020	(In thousands)		(In thousands)
Interest rate lock commitments	$162,228	Other assets/liabilities	$2,079	$80
Forward contracts	122,706	Other assets/liabilities	96	1,273
			$2,175	$1,353

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability
December 31, 2019	(In thousands)		(In thousands)
Interest rate lock commitments	$17,826	Other assets/liabilities	$186	$—
Forward contracts	34,268	Other assets/liabilities	—	27
			$186	$27

Fair values of these derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the interest rate lock commitment and the balance sheet date.  The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Interest rate lock commitments	$1,813	$—
Forward contracts (includes pair-off settlements)	(1,844)	(5)
Net derivative gains (losses)	$(31)	$(5)

Derivatives on Behalf of Customers

The Company offers derivative contracts to some customers in connection with their risk management needs. These derivatives include interest rate swaps. The Company manages the risk associated with these contracts by entering into an equal and offsetting derivative with a third-party dealer. These derivatives generally work together as an economic interest rate hedge, but the Company does not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

earnings during the period in which the changes occurred, typically resulting in no net earnings impact. The fair values of derivative assets and liabilities related to derivatives for customers with interest rate swaps were recorded in the condensed consolidated balance sheets as follows:

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability
	(In thousands)		(In thousands)
March 31, 2020	$62,470	Other assets/liabilities	$3,214	$3,214
December 31, 2019	58,067	Other assets/liabilities	$511	$511

The gross gains and losses on these derivative assets and liabilities were recorded in Other Noninterest income and Other Noninterest expense in the condensed consolidated statements of income as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Gross swap gains	$2,703	$—
Gross swap losses	(2,703)	—
Net swap gains (losses)	—	$—

The Company pledged $3.1 million and $590,000 in collateral to secure its obligations under swap contracts at March 31, 2020 and December 31, 2019, respectively.

Note 7:    Disclosures about Fair Value of Assets and Liabilities

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2020 and December 31, 2019:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2020
Trading securities	$465,157	$—	$465,157	$—
Available-for-sale securities:
Treasury notes	2,043	2,043	—	—
Federal agencies	306,575	—	306,575	—
Municipals	5,951	—	5,951	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	24,484	—	24,484	—
Loans held for sale	18,938	—	18,938	—
Mortgage servicing rights	69,978	—	—	69,978
Derivative assets - interest rate lock commitments	2,079	—	—	2,079
Derivative assets - forward contracts	96	—	96	—
Derivative assets - interest rate swaps	3,214	—	3,214	—
Derivative liabilities - interest rate lock commitments	80	—	—	80
Derivative liabilities - forward contracts	1,273	—	1,273	—
Derivative liabilities - interest rate swaps	3,214	—	3,214	—

December 31, 2019
Trading securities	$269,891	$—	$269,891	$—
Available-for-sale securities:
Treasury notes	4,765	4,765	—	—
Federal agencies	244,973	—	244,973	—
Municipals	5,937	—	5,937	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	34,568	—	34,568	—
Loans held for sale	19,592	—	19,592	—
Mortgage servicing rights	74,387	—	—	74,387
Derivative assets - interest rate lock commitments	186	—	—	186
Derivative asset - interest rate swap	511	—	511	—
Derivative liabilities - forward contracts	27	—	27	—
Derivative liabilities - interest rate swap	511	—	511	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2020 and the year ended December 31, 2019. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Trading and Available-for-Sale Securities

Where quoted market prices are available in an active market, securities such as U.S. Treasuries are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy including federal agencies, mortgage-backed securities, U.S. Treasuries, and Federal Housing Administration participation certificates. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Derivative Financial Instruments

The Company estimates the fair value of interest rate lock commitments based on the value of the underlying mortgage loan, quoted mortgage backed security prices, estimates of the fair value of the mortgage servicing rights, and an estimate of the probability that the mortgage loan will fund within the terms of the interest rate lock commitment, net of expenses. With respect to its interest rate lock commitments, management determined that a Level 3 classification was most appropriate based on the various significant unobservable inputs utilized in estimating the fair value of its interest rate lock commitments. The Company estimates the fair value of forward sales commitments based on market quotes of mortgage backed security prices for securities similar to the ones used, which are considered Level 2. The fair value of interest rate swaps is based on prices that are obtained from a third party that uses observable market inputs, thereby supporting a Level 2 classification. Changes in fair value of the Company’s derivative financial instruments are recognized through noninterest income and/or noninterest expenses on its condensed consolidated statement of income.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Mortgage servicing rights
Balance, beginning of period	$74,387	$77,844
Additions
Originated and purchased servicing	3,929	1,020
Subtractions
Paydowns	(1,858)	(1,110)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(6,480)	(1,505)
Balance, end of period	$69,978	$76,249

Derivative Assets - interest rate lock commitments
Balance, beginning of period	$186	$70
Changes in fair value	1,893	1
Balance, end of period	$2,079	$71

Derivative Liabilities - interest rate lock commitments
Balance, beginning of period	$—	$—
Changes in fair value	80	1
Balance, end of period	$80	$1

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2020 and December 31, 2019.

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
March 31, 2020
Impaired loans (collateral-dependent)	$1,306	$—	$—	$1,306
December 31, 2019
Impaired loans (collateral-dependent)	$1,570	$—	$—	$1,570

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

		Valuation
	Fair Value	Technique	Unobservable Inputs	Range
	(In thousands)
At March 31, 2020:
Collateral-dependent impaired loans	$1,306	Market comparable properties	Marketability discount	44% - 75%
Mortgage servicing rights	$69,978	Discounted cash flow	Discount rate	8% - 13%
			Constant prepayment rate	2% - 43%
Derivative assets - interest rate lock commitments	$2,079	Discounted cash flow	loan closing rates	56-99%
Derivative liabilities - interest rate lock commitments	$80	Discounted cash flow	loan closing rates	56-99%

At December 31, 2019:
Collateral-dependent impaired loans	$1,570	Market comparable properties	Marketability discount	37%-55%
Mortgage servicing rights	$74,387	Discounted cash flow	Discount rate	8% - 13%
			Constant prepayment rate	1% - 39%
Derivative assets - interest rate lock commitments	$186	Discounted cash flow	loan closing rates	73-99%

Sensitivity of Significant Unobservable Inputs

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement, and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2020 and December 31, 2019.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Assets	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2020
Financial assets:
Cash and cash equivalents	$568,082	$568,082	$568,082	$—	$—
Securities purchased under agreements to resell	6,685	6,685	—	6,685	—
FHLB stock	46,156	46,156	—	46,156	—
Loans held for sale	2,777,070	2,777,070	—	2,777,070	—
Loans, net	3,501,770	3,475,393	—	—	3,475,393
Interest receivable	18,139	18,139	—	18,139	—
Financial liabilities:
Deposits	6,722,705	6,730,101	3,967,232	2,762,869	—
Lines of credit	—	—	—	—	—
Short-term subordinated debt	12,650	12,650	—	12,650	—
FHLB advances	431,917	431,283	—	431,283	—
Interest payable	10,219	10,219	—	10,219	—

December 31, 2019
Financial assets:
Cash and cash equivalents	$506,709	$506,709	$506,709	$—	$—
Securities purchased under agreements to resell	6,723	6,723	—	6,723	—
FHLB stock	20,369	20,369	—	20,369	—
Loans held for sale	2,074,197	2,074,197	—	2,074,197	—
Loans, net	3,012,468	2,999,580	—	—	2,999,580
Interest receivable	18,359	18,359	—	18,359	—
Financial liabilities:
Deposits	5,478,075	5,478,682	3,303,736	2,174,946	—
Lines of credit	6,540	6,540	—	6,540	—
Short-term subordinated debt	12,200	12,200	—	12,200	—
FHLB advances	162,699	162,803	—	162,803	—
Interest payable	11,938	11,938	—	11,938	—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8:   Earnings Per Share

Earnings per share were computed as follows:

	Three Month Periods Ended March 31,
	2020			2019
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$24,583			$10,570
Dividends on preferred stock	(3,618)			(833)
Net income allocated to common shareholders	$20,965			$9,737
Basic earnings per share		28,734,632	$0.73		28,702,250	$0.34
Effect of dilutive securities-restricted stock awards		24,780			35,189
Diluted earnings per share		28,759,412	$0.73		28,737,439	$0.34

Note 9:   Share-Based Payment Plans

Equity-based incentive awards are currently issued pursuant to the 2017 Equity Incentive Plan (the “2017 Incentive Plan”). Prior to the adoption of the 2017 Incentive Plan, the equity awards issued historically consisted of restricted stock awards issued pursuant to the Incentive Plan for Merchants Bank Executive Officers (the “Prior Incentive Plan”). As of the effective date of the 2017 Equity Incentive Plan, no further awards will be granted under the Prior Incentive Plan. However, any previously outstanding incentive award granted under the Prior Incentive Plan remains subject to the terms of such plan until the time it is no longer outstanding. During the three months ended March 31, 2020 and March 31, 2019, the Company issued 36,046 and 10,127 shares, respectively, pursuant to these plans.

During 2018, the Compensation Committee of the Board of Directors approved a plan for non-executive directors to receive a portion of their annual retainer fees in the form of shares of common stock equal to $10,000, rounded up to the nearest whole share. There were no shares issued to non-executive directors during the three months ended March 31, 2020 or March 31, 2019.

Note 10:   Segment Information

Our business segments are defined as Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. The reportable business segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company. The Multi-family Mortgage Banking segment originates and services government sponsored mortgages for multi-family and healthcare facilities. The Mortgage Warehousing segment funds agency eligible residential loans from the date of origination or purchase, until the date of sale in the secondary market, as well as commercial loans to non-depository financial institutions. The Banking segment provides a wide range of financial products and services to consumers and businesses, including retail banking, commercial lending, agricultural lending, retail and correspondent residential mortgage banking, and Small Business Administration (“SBA”) lending. Other includes general and administrative expenses that provide services to all segments, internal funds transfer pricing offsets resulting from allocations to/from the other segments, and certain elimination entries and investments in qualified affordable housing limited partnerships. All operations are domestic.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present selected business segment financial information for the three months ended March 31, 2020 and 2019.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Three Months Ended March 31, 2020
Interest income	$420	$30,099	$29,230	$668	$60,417
Interest expense	—	12,085	11,807	(1,828)	22,064
Net interest income	420	18,014	17,423	2,496	38,353
Provision for loan losses	—	1,180	1,818	—	2,998
Net interest income after provision for loan losses	420	16,834	15,605	2,496	35,355
Noninterest income	17,364	2,776	683	(921)	19,902
Noninterest expense	10,348	3,019	5,688	3,238	22,293
Income before income taxes	7,436	16,591	10,600	(1,663)	32,964
Income taxes	2,037	4,154	2,650	(460)	8,381
Net income (loss)	$5,399	$12,437	$7,950	$(1,203)	$24,583
Total assets	$180,772	$4,362,423	$3,323,750	$41,453	$7,908,398

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total
	(In thousands)
Three Months Ended March 31, 2019
Interest income	$331	$14,380	$24,492	$471	$39,674
Interest expense	—	7,529	8,982	(968)	15,543
Net interest income	331	6,851	15,510	1,439	24,131
Provision for loan losses	—	133	516	—	649
Net interest income after provision for loan losses	331	6,718	14,994	1,439	23,482
Noninterest income	2,691	753	883	(663)	3,664
Noninterest expense	3,977	2,336	4,120	2,602	13,035
Income before income taxes	(955)	5,135	11,757	(1,826)	14,111
Income taxes	(243)	1,303	2,988	(507)	3,541
Net income (loss)	$(712)	$3,832	$8,769	$(1,319)	$10,570
Total assets	$160,609	$1,554,233	$2,223,890	37,993	$3,976,725

Note 11: Preferred Stock Offerings

Public Offerings of Preferred Stock:

On March 28, 2019, the Company issued 2,000,000 shares of 7.00% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, without par value, and with a liquidation preference of $25.00 per share (the “Series A Preferred Stock”). The aggregate gross offering proceeds for the shares issued by the Company was $50.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $1.7 million paid to third parties, the Company received total net proceeds of $48.3 million. On April 12, 2019, the Company issued an additional 81,800 shares of Series A Preferred Stock to the underwriters related to their exercise of an option to purchase additional shares under the associated underwriting agreement, resulting in an additional $2.0 million in net proceeds, after deducting $41,000 in underwriting discounts. The Series A Preferred Stock have no voting rights with respect to matters that generally require the approval of our common shareholders. Dividends on the Series A Preferred

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock, to the extent declared by the Company’s board, are payable quarterly. The Company may redeem the Series A Preferred Stock, in whole or in part, at our option, on any dividend payment date on or after April 1, 2024, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

On August 19, 2019, the Company issued 5,000,000 depositary shares, each representing a 1/40th interest in a share of its 6.00% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, without par value (the “Series B Preferred Stock”), and with a liquidation preference of $1,000.00 per share (equivalent to $25.00 per depositary share). The aggregate gross offering proceeds for the shares issued by the Company was $125.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $4.2 million paid to third parties, the Company received total net proceeds of $120.8 million. The Series B Preferred Stock have no voting rights with respect to matters that generally require the approval of our common shareholders. Dividends on the Series B Preferred Stock, to the extent declared by the Company’s board, are payable quarterly. The Company may redeem the Series A Preferred Stock, in whole or in part, at our option, on any dividend payment date on or after October 1, 2024, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

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

Repurchase of Preferred Stock:

On September 23, 2019 the Company repurchased and subsequently retired 874,000 shares of its 7.00% Series A Preferred Stock, for its liquidation preference of $25 per share, at an aggregate cost of $21.85 million. There were no brokerage fees in connection with the transaction.

Note 12:   Recent Accounting Pronouncements

The Company is an emerging growth company and as such will be subject to the effective dates noted for private companies if they differ from the effective dates noted for public companies.

FASB ASU 2016‑02, Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016‑02, “Leases.” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short‑term leases) at the commencement date:

•	A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As an emerging growth company, the amendments in ASU 2016‑13 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  Because the Company’s status as an emerging growth company is expected to expire on December 31, 2022, this standard will likely be implemented by December 31, 2022. The Company has established a cross-functional committee that has developed a project plan to review modeling data currently available and technology needed to ensure compliance with this standard. The committee has contracted with a vendor to assist in generating specific loan level details within our core systems, as well as compiling peer and industry data that would be useful in our modeling forecasts. While the Company generally expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, the Company cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial statements. Management continues to recognize that the implementation of this ASU may increase the balance of the allowance for loan losses and is continuing to evaluate the potential impact on the Company’s financial position and results of operations.

FASB ASU No. 2017‑04, Intangibles—Goodwill and Other (Topic 350)

In January 2017, the FASB issued ASU 2017‑04, “Intangibles—Goodwill and Other (Topic 350).” This ASU simplifies the test for goodwill impairment. Specifically, these amendments eliminate Step 2 from the goodwill impairment test and also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As an emerging growth company, the amendments in this ASU are effective for annual goodwill impairment tests in fiscal years beginning after December 15, 2021. Management continues to believe that the changes will not have a material effect on the Company’s financial position and results of operations.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Forward-Looking Statements

Certain statements in this Form 10-Q, including, but not limited to, statements within Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the rules and regulations of the Securities and Exchange Commission (“SEC”).  These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized,” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward‑looking nature. These forward‑looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, such as the potential impacts of the COVID-19 pandemic. Accordingly, we caution that any such forward‑looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward‑looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward‑looking statements.

A  number of important factors could cause our actual results to differ materially from those indicated in these forward‑looking statements, including those factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 or “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q or the following:

•

impacts of the COVID-19 pandemic, such as the severity, magnitude, duration, and businesses’ and governments’ responses thereto, on the Company’s operations and personnel, and on activity and demand across its businesses;

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

•	compliance with governmental and regulatory requirements, including the Dodd‑Frank Act and others relating to banking, consumer protection, securities, and tax matters;
•	our ability to maintain licenses required in connection with multi‑family mortgage origination, sale, and servicing operations;
•	our ability to identify and address cyber‑security risks, fraud, and systems errors;
•	our ability to effectively execute our strategic plan and manage our growth;
•	changes in our senior management team and our ability to attract, motivate, and retain qualified personnel;
•	governmental monetary and fiscal policies, and changes in market interest rates;

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•	liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;
•	incremental costs and obligations associated with operating as a public company;
•	effects of competition from a wide variety of local, regional, national, and other providers of financial, investment and insurance services;
•	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation; and
•	changes in federal tax law or policy.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Form 10-Q. Any forward‑looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward‑looking statement, whether as a result of new information, future developments, or otherwise.

Merchants Bancorp

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at March 31, 2020, and results of operations for the three months ended March 31, 2020 and 2019, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this Form 10-Q.

The words “the Company,” “we,” “our,” and “us” refer to Merchants Bancorp and its consolidated subsidiaries, unless we indicate otherwise.

Financial Highlights for the Three Months Ended March 31, 2020

•

Total assets of $7.9 billion increased $1.5 billion, or 24%, compared to December 31, 2019, driven by record-setting loan growth. Return on average assets was 1.49% compared to 1.14% for the three months ended March 31, 2019.

•	Net income per common share of $0.73 increased 115% compared to the three months ended March 31, 2019.
•

The $14.0 million, or 133%, increase in net income compared to the three months ended March 31, 2019 was primarily driven by a 701% increase in gain on sale of loans from significantly higher growth in multi-family loans, and a 59% increase in net interest income that reflected significant growth in mortgage warehouse loans.

•	Results reflected a $6.5 million negative fair market value adjustment to mortgage servicing rights compared to a $1.5 million negative adjustment in the three months ended March 31, 2019.
•

Partially offsetting the increases in net income was a $9.3 million, or 71%, increase in noninterest expenses, primarily due to an increase in salaries and employee benefits associated with higher commissions from higher volume and to support the strong growth in our businesses. The efficiency ratio was 38.3% compared to 46.9% for the three months ended March 31, 2019.

•

The net interest margin of 2.40% declined 37 basis points compared to 2.77% for the three months ended March 31, 2019. The decline reflected the flattening of the yield curve, and reflects the shift in business mix to a higher concentration of warehouse loans that typically are funded for a shorter duration and earn interest based on underlying mortgage rates or LIBOR.   Furthermore, interest rate floors are used in the Mortgage Warehousing segment to support net interest margin. Profitability in this business, which also includes fees classified as noninterest income, made the most significant contribution to net income for the first quarter of 2020. Our diverse business model is designed to maximize overall profitability in both rising and falling interest rate environments, and unlike many other banks and holding companies, our future profitability relies less upon changes in net interest margin.

•

A 210% increase in warehouse loan volume compared to the three months ended March 31, 2019 was well ahead of industry volume increases of 73%, according to the Mortgage Bankers Association. We have benefited from the increased loan origination and refinancing activity due to lower market interest rates.

•

The volume of loans originated and acquired for sale in the secondary market through our multi-family business increased by $786.1 million, to $810.6 million, compared to $24.4 million for the three months ended March 31, 2019.

•

Our asset quality remained strong, with nonperforming loans representing only 0.19% of total loans, and the allowance for loan losses as a percentage nonperforming loans was 288.0%. The number of delinquencies improved, with the total balance of loans over 30 days past due declining from $12.6 million at December 31,

Merchants Bancorp

2019, to $9.5 million at March 31, 2020. Loans classified as special mention (watch) also declined from $60.3 million at December 31, 2019, to $48.3 million at March 31, 2020.

Business Overview

We are a diversified bank holding company headquartered in Carmel, Indiana and registered under the Bank Holding Company Act of 1956, as amended. We currently operate in and service multiple lines of business, including multi-family housing, mortgage warehouse financing, retail and correspondent residential mortgage banking, agricultural lending, and traditional community banking.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the current circumstances. These estimates form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The estimates and judgments that management believes have the most effect on its reported financial position and results of operations are set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since those reported for the year ended December 31, 2019.

Financial Condition

As of March 31, 2020, we had approximately $7.9 billion in total assets, $6.7 billion in deposits, and $673.0 million in total shareholders’ equity. Total assets as of March 31, 2020 included approximately $568.1 million of cash and cash equivalents, $2.8 billion of loans held for sale and $3.5 billion of loans held for investment. It also includes $465.2 million of trading securities that represent pre-sold multi-family rental real estate loan originations in primarily Government National Mortgage Association (“GNMA”) mortgage backed securities pending settlements that typically occur within 30 days. There are $339.1 million of available for sale securities that are match funded with related custodial deposits. There are restrictions on the types of securities, as these are funded by certain custodial deposits where we set the cost of deposits based on the yield of the related securities. Mortgage servicing rights were $70.0 million at March 31, 2020 based on the fair value of the loan servicing, which are primarily GNMA servicing rights with 10-year call protection.

Merchants Bancorp

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Total Assets.    Total assets increased $1.5 billion, or 24%, to $7.9 billion at March 31, 2020 from $6.4 billion at December 31, 2019. The increase was due primarily to increases in loans held for sale of $702.2 million, net loans receivable of $489.3 million, trading securities of $195.3, and cash and cash equivalents of $61.4 million.

Cash and Cash Equivalents.   Cash and cash equivalents increased $61.4 million, or 12%, to $568.1 million at March 31, 2020 from $506.7 million at December 31, 2019. The 12% increase reflected cash levels consistent with balance sheet growth and increased funding activities.

Trading Securities.    Trading securities increased $195.3 million, or 72%, to $465.2 million at March 31, 2020, from $269.9 million at December 31, 2019. These represent loans that our banking subsidiary, Merchants Bank, has funded and are held pending settlement, primarily as GNMA mortgage-backed securities with a firm investor commitment to purchase the securities. The 72% increase was primarily due to a significant increase in the volume of loans that had not yet settled with government agencies.

Securities Available-for-Sale.    Investment securities available-for-sale increased $48.8 million, or 17%, to $339.1 million at March 31, 2020 from $290.2 million at December 31, 2019. The increase in securities available-for-sale was primarily due to purchases of $156.7 million, partially offset by calls, maturities, sales, and repayments of securities totaling $108.0 million during the period. We invest in available for sale securities primarily using funds from escrow deposits held at Merchants Bank, received in connection with our multi-family mortgage servicing activities. The available for sale securities are funded by, and paired with as to interest rates, escrow custodial deposits held at the Company on loans serviced by us. This portfolio of securities is structured to achieve a favorable interest rate spread.

Federal Home Loan Bank (“FHLB”) stock.    FHLB stock increased $25.8 million, or 127%, to $46.2 million at March 31, 2020 from $20.4 million at December 31, 2019. The increase in FHLB stock was due primarily to additional borrowing from the FHLB that allows us to manage our liquidity and funding costs more effectively. Additional stock purchases are required by the FHLB in order to facilitate increased borrowing capacity.

Loans Held for Sale.    Loans held for sale, comprised primarily of government agency eligible, single-family residential real estate loan participations, increased $702.2 million, or 34%, to $2.8 billion at March 31, 2020 from $2.1 billion at December 31, 2019. The increase in loans held for sale was due primarily to higher warehouse volumes at the end of the quarter ended March 31, 2020.

Loans Receivable, Net.    Loans receivable, net, which are comprised of loans held for investment, increased  $489.3 million, or 16%, to $3.5 billion at March 31, 2020 compared to December 31, 2019. The increase in net loans was comprised primarily of:

•	an increase of $318.6 million, or 42%, in mortgage warehouse lines of credit, to $1.1 billion at March 31, 2020,
•	an increase of $88.1 million, or 7%, in multi-family and healthcare financing loans, to $1.4 billion at March 31, 2020, and
•	an increase of $70.1 million, or 18%, in commercial and commercial real estate, to $468.7 million at March 31, 2020.

The increase in mortgage warehouse lines of credit was primarily due to an increase in single-family refinancing activity associated with lower market interest rates. Our growth in this business was higher than the industry overall. We reported a 3% increase in mortgage warehouse volumes for the three months ended March 31, 2020 compared to the three months ended December 31, 2019, while the forecast is for a 19% industry decline in single-family residential loan volumes for the same period, according to the Mortgage Bankers Association.

Merchants Bancorp

The increase in multi-family and healthcare financing was due to higher origination volume for construction, bridge and other loans generated through our Multi-family segment that will remain on our balance sheet until they convert to permanent financing or are otherwise paid off over an average of one to three years.

The increase in commercial loans was primarily due to higher origination volume for low income housing construction projects and SBA loan growth since December 31, 2019.

As of March 31, 2020,  approximately 94% of the total net loans at Merchants Bank reprice within three months.

Allowance for Loan Losses.  The allowance for loan losses of $18.9 million at March 31, 2020 increased $3.0 million compared to December 31, 2019, primarily reflecting increases associated with loan growth and uncertainties surrounding the COVID-19 pandemic.  Loan growth drove approximately $2.5 million, or 82%, of the $3.0 million increase, while additional provision associated with the COVID-19 pandemic represented approximately $547,000, or 18% of the increase.

The $2.5 million increase in the allowance for loan losses associated with loan growth was largely driven by the 42% growth in mortgage warehouse loans,  18% growth in commercial and commercial real estate loans, and the 9% growth in agricultural loans. Loss factors applied to mortgage warehouse loans have traditionally represented the lowest loss factors of all loan categories utilized to compute allowances for loan losses.  At March 31, 2020, the higher concentration of warehouse loans with lower loss factors in the allowance, has contributed to the overall percentage of the allowance for loan losses to total loans to increase by only 2 basis points, from .52% at December 31, 2019, to .54% at March 31, 2020.

The Company has minimal direct exposure to consumer, commercial, and other small businesses that may be negatively impacted by COVID-19, but management has analyzed and increased the qualitative factors in these and other loan categories for potential future loan losses attributable to COVID-19.  Accordingly, the Company has increased the allowance by approximately $547,000.  As of March 31, 2020, management did not see significant disruption with existing customers related to COVID-19.  However, Merchants did grant customer requests to defer payments on 24 loans with unpaid balances of $23.6 million.  While it is too early to know the full extent of potential future losses associated with the impact of COVID-19, the Company continues to monitor the situation and may need to adjust future expectations with additional increases to its provision for loan losses as developments occur throughout the remainder of 2020.

Also influencing the overall level of the allowance for loan losses is our differentiated strategy to typically hold loans with shorter durations and to maintain strict underwriting standards that enable us to sell the majority of our loans to government agencies.

Goodwill.   Goodwill of $15.8 million at March 31, 2020 remained unchanged compared to December 31, 2019.  As of March 31, 2020, the Company’s market capitalization declined in response to news related to the COVID-19 pandemic, to a level that was below its book value, prompting an assessment of potential impairment to goodwill.  At this time, we do not believe there exists any impairment to goodwill or intangible assets.

Mortgage Servicing Rights.    Mortgage servicing rights decreased $4.4 million, or 6%, to $70.0 million at March 31, 2020 compared to December 31, 2019. During the three months ended March 31, 2020, originated and purchased servicing of  $3.9 million was offset by paydowns of $1.9 million and a fair value decrease of $6.5 million.  Mortgage servicing rights are recognized in connection with sales of loans when we retain servicing of the sold loans, as well as upon purchases of loan servicing portfolios. The mortgage servicing rights are recorded and carried at fair value. The fair value decrease recorded during the three months ended March 31, 2020 was driven primarily by the decline in short term interest rates that drive the valuation of escrow deposits held in conjunction with the servicing, and the decline in multi-family mortgage rates that increased borrower prepayment assumptions. Further decreases in interest rates could result in additional reductions to fair market values. The opposite could occur if interest rates increase.

Merchants Bancorp

Deposits.    Deposits increased 23%, to $6.7 billion at March 31, 2020 from $5.5 billion at December 31, 2019. The increase was primarily due to our higher use of brokered certificates of deposits to support the significant growth in warehouse loans and to match the expected duration.

Certificates of deposit accounts increased $581.1 million, or 27%, to $2.8 billion at March 31, 2020, primarily driven by the increase in brokered deposits outstanding period to period. Demand deposits increased $466.4 million, or 22%, to $2.6 billion at March 31, 2020, while savings deposits increased $197.1 million, or 16%, to $1.4 billion at March 31, 2020.

To fund the significant growth in loans that have relatively short durations, we have increased our use of brokered deposits by $671.2 million, or 31%, to $2.8 billion at March 31, 2020 from $2.2 billion at December 31, 2019.

•	Brokered certificates of deposit accounts increased $503.4 million, or 26%, to $2.5 billion at March 31, 2020 from $2.0 billion at December 31, 2019.
•	Brokered savings deposits increased $158.8 million, or 86%, to $343.4 million at March 31, 2020 from $184.6 million at December 31, 2019.
•	Brokered demand deposit accounts increased by $9.0 million, or 90%, to $19.0 million at March 31, 2020 from $10.0 million at December 31, 2019.

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

Interest-bearing deposits increased $1.2 billion, or 23%, to $6.4 billion at March 31, 2020, and noninterest-bearing deposits increased $55.8 million, to $327.8 million at March 31, 2020.

Borrowings.    Borrowings totaled $444.6 million at March 31, 2020, an increase of $263.1 million, or 145%, from December 31, 2019, in order to maintain an appropriate level of cash to fund our businesses.  Depending on rates and timing, borrowing can be a more effective liquidity management alternative than utilizing brokered deposits.  The Company has also applied to utilize the Federal Reserve’s discount window, should the need arise.

Total Shareholders’ Equity.    Total shareholders’ equity increased $19.2 million, or 3%, to $673.0 million at March 31, 2020 compared to December 31, 2019. The increase resulted primarily from an increase in net income of $24.6 million, which was partially offset by dividends paid on common and preferred shares of $2.3 million and $3.6 million, respectively, during the period.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019

General.    Net income for the three months ended March 31, 2020 was $24.6 million, an increase of $14.0 million, or 133%, from net income of $10.6 million for the three months ended March 31, 2019. The increase was due to an  $18.5 million increase in gain on sale of loans and a $14.2 million increase in net interest income. Partially offsetting the increases was a  $9.3 million increase in noninterest expenses, a $5.5 million decrease in loan servicing fees related primarily to negative fair market value adjustments to mortgage servicing rights, a $4.8 million increase in the provision for income taxes, and a $2.3 million increase in the provision for loan losses.

Net Interest Income.     Net interest income increased $14.2 million, or 59%, to $38.4 million for the three months ended March 31, 2020, compared with the three months ended March 31, 2019.  The increase was due to a $2.9

Merchants Bancorp

billion increase in our average interest earning assets that offset a 31 basis point decrease in our interest rate spread, to 2.19%, for the three months ended March 31, 2020 from 2.50% for the three months ended March 31, 2019.

Our net interest margin decreased 37 basis points, to 2.40%, for the three months ended March 31, 2020 from 2.77% for the three months ended March 31, 2019. The decline in net interest margin reflected the flattening of the yield curve compared to the prior year, and reflects the shift in business mix to a higher concentration of warehouse loans that typically are funded for a shorter duration and earn interest based on longer term rates. Profitability in this business, which also includes fees classified as noninterest income, had the most significant growth in net income of all our businesses during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Interest Income.    Interest income increased $20.7 million, or 52%, to $60.4 million for the three months ended March 31, 2020, compared with the three months ended March 31, 2019. This increase was primarily attributable to a $19.1 million increase in interest on loans and loans held for sale and a $1.8 million increase in interest on trading securities.

The average balance of loans, including loans held for sale, during the three months ended March 31, 2020 increased $2.3 billion, or 82%, to $5.0 billion from $2.7 billion for the three months ended March 31, 2019, while the average yield on loans decreased 79 basis points, to 4.3%, for the three months ended March 31, 2020, compared to 5.09% for the three months ended March 31, 2019.  The increase in average balances of loans and loans held for sale was primarily due to significant increases in warehouse funding and multi-family volume. The decrease in the average yield on loans was due to the overall decrease in interest rates in the economy period to period.

The average balance of trading securities increased $240.3 million, or 220%, to $349.7 million for the three months ended March 31, 2020, compared to $109.4 million for the three months ended March 31, 2019, while the average yield decreased 65 basis points to 3.22% for the three months ended March 31, 2020.

The average balance of interest-earning deposits and other increased $408.1 million, or 110%, to $777.8 million for the three months ended March 31, 2020 from $369.7 million for the three months ended March 31, 2019, while the average yield decreased 137 basis points, to 1.40%, for the three months ended March 31, 2020.

Interest Expense.    Total interest expense increased $6.5 million, or 42%, to $22.1 million for the three months ended March 31, 2020, compared with the three months ended March 31, 2019.

Interest expense on deposits increased $6.4 million, or 45%, to $20.6 million for the three months ended March 31, 2020 from the three months ended March 31, 2019. The increase was attributable to an increase in the average balance of interest-bearing deposits of $2.4 billion, or 79%, to $5.3 billion for the three months ended March 31, 2020. The higher average balances were offset by a 39 basis point decrease in the average cost of interest-bearing deposits, to 1.55% for the three months ended March 31, 2020 from 1.94% for the same period in 2019. The increase in the average balance of interest-bearing deposits was primarily due to growth in certificates of deposit and interest-bearing checking accounts, while the decrease in the cost of deposits was primarily due to the overall decrease in interest rates in the economy period to period.

Interest expense on borrowings increased $118,000, or 9%, to $1.4 million for the three months ended March 31, 2020 from $1.3 million for the three months ended March 31, 2019. The increase was due primarily to a  $200.9 million, or 227%, increase in the average balance of borrowings outstanding for the three months ended March 31, 2019 that was partially offset by a  405 basis point decrease in the average cost of borrowings of 1.99%, compared to 6.04% for the three months ended March 31, 2019.  The higher average balances for the three months ended March 31, 2020 reflected an increase in borrowing from the FHLB at much lower rates. Partially offsetting the lower FHLB borrowing rates, were short-term subordinated debt instruments that have carried a higher cost than our other categories of borrowing, as they include a variable interest rate equal to the one-month LIBOR rate plus an applicable margin. Additionally, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings

Merchants Bancorp

generated.  As a result, the cost of borrowings increased from a base rate of 0.96% and 3.68%, to an effective rate of 1.99% and 6.04% for the three months ended March 31, 2020 and 2019, respectively.

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

	Three Months Ended March 31,
	2020			2019
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest-bearing deposits, and other	$777,820	$2,698	1.40%	$369,736	$2,527	2.77%
Securities available for sale - taxable	293,964	1,322	1.81%	292,500	1,551	2.15%
Securities available for sale - tax exempt	5,305	37	2.81%	12,460	96	3.12%
Trading securities	349,746	2,796	3.22%	109,423	1,045	3.87%
Loans and loans held for sale	5,012,324	53,564	4.30%	2,746,562	34,455	5.09%
Total interest-earning assets	6,439,159	60,417	3.77%	3,530,681	39,674	4.56%
Allowance for loan losses	(15,841)			(12,704)
Noninterest-earning assets	181,076			179,968
Total assets	$6,604,394			$3,697,945

Liabilities/Equity:
Interest-bearing checking	$2,064,967	6,891	1.34%	$1,314,733	6,434	1.98%
Savings deposits	163,154	58	0.14%	147,534	80	0.22%
Money market	1,143,249	4,575	1.61%	892,806	4,208	1.91%
Certificates of deposit	1,964,622	9,106	1.86%	618,646	3,505	2.30%
Total deposits	5,335,992	20,630	1.55%	2,973,719	14,227	1.94%
Borrowings	289,263	1,434	1.99%	88,353	1,316	6.04%
Total interest-bearing liabilities	5,625,255	22,064	1.58%	3,062,072	15,543	2.06%
Noninterest-bearing deposits	235,020			155,218
Noninterest-bearing liabilities	74,950			51,425
Total liabilities	5,935,225			3,268,715
Equity	669,169			429,230
Total liabilities and equity	$6,604,394			$3,697,945
Net interest income		$38,353			$24,131
Interest rate spread			2.19%			2.50%
Net interest-earning assets	$813,904			$468,609
Net interest margin			2.40%			2.77%
Average interest-earning assets to average interest-bearing liabilities			114.47%			115.30%

Provision for Loan Losses.    We recorded a provision for loan losses of $3.0 million for the three months ended March 31, 2020, an increase of $2.3 million, over the three months ended March 31, 2019. The allowance for loan losses was $18.9 million, or 0.54% of total loans, at March 31, 2020, compared to $15.8 million, or 0.52% of total loans, at December 31, 2019, and $13.4 million, or 0.61%, at March 31, 2019.  The increases in the allowance for loan losses compared to both prior periods reflected increases associated with loan growth and uncertainties surrounding COVID-19.  Additional details are provided in the Allowance for Loan Losses portion of the Comparison of Financial Condition

Merchants Bancorp

at March 31, 2020 and December 31, 2019.  While it is too early to know the full extent of potential future losses associated with the impact of COVID-19, the Company continues to monitor the situation and may need to adjust future expectations as developments occur throughout the remainder of 2020.

Noninterest Income.    Noninterest income increased $16.2 million, or 443%, to $19.9 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily due to an  $18.5 million, or 701%, increase in gain on sale of loans, to  $21.2 million, for the three months ended March 31, 2020 compared to $2.6 million in the year earlier period, primarily from  an increase in the volume of multi-family rental real estate loan sales.

Also contributing to the increase in noninterest income was a $2.0 million increase in mortgage warehouse fees that reached $2.7 million for the three months ended March 31, 2020, related to the significant increase in volume compared to the year earlier period.

These increases were partially offset by a $5.5 million decrease in loan servicing fees that included a  $6.5 million negative adjustment to the fair value of mortgage servicing rights for the three months ended March 31, 2020,  compared to a negative adjustment of $1.5 million for the three months ended March 31, 2019.

Noninterest Expense.    Noninterest expense increased $9.3 million, or 71%, to $22.3 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was due primarily to a $5.7 million, or 66% increase in salaries and employee benefits. The increase in salaries and employee benefits was due primarily to an increase in commission expense associated with higher volume and additional employees to support business growth.  Also contributing to the increase was a $1.5 million increase in deposit insurance expense related to the growth in deposits and assets. The efficiency ratio was at 38.3% in the three months ended March 31, 2020, compared with 46.9%  in the three months ended March 31, 2019.

Income Taxes.    Income tax expense increased $4.8 million, or 137%, to $8.4 million for the three months ended March 31, 2020 from the three months ended March 31, 2019. The increase was due primarily to a 134%  increase in pretax income period to period. The effective tax rate was 25.4% for the three months ended March 31, 2020 and 25.1% for the three months ended March 31, 2019.

Asset Quality

In response to the COVID-19 pandemic, we migrated employees to work-from-home arrangements in mid-March 2020 and expect to continue operating without disruption to our customers.    We have also assessed our internal control environment and believe we have the necessary precautions in place to ensure business continuity.

The Company believes it has minimal direct exposure to consumer, commercial and other small businesses that may be negatively impacted by COVID-19.  As of March 31, 2020, Merchants granted customer requests to defer payments on 24 loans with unpaid balances of $23.6 million, representing less than 1% of total loans receivable. Management has also assisted small businesses that could benefit from the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, particularly in the SBA’s Paycheck Protection Program (“PPP”). As of March 31, 2020, the Company was taking applications, but had not funded any loans to small businesses under this program until it launched on April 3, 2020.

Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $6.6 million, or 0.19%, of total loans at March 31, 2020, compared to $4.7 million, or 0.15%, of total loans at December 31, 2019 and $2.6 million, or 0.12%, at March 31, 2019.  The increase compared to December 31, 2019 was primarily related to one collateralized agricultural loan that was delinquent greater than 90 days, with repayment still anticipated. Also contributing to the increase compared to March 31, 2019 were higher delinquencies greater than 90 days late for residential real estate and commercial loans, for which repayment is still anticipated.

Merchants Bancorp

As a percentage of nonperforming loans, the allowance for loan losses was 288.0% at March 31, 2020 compared to 338.6% at December 31, 2019 and 523.1% at March 31, 2019.  The decreases compared to both periods were primarily due to the increase in the nonperforming loans.

Total loans greater than 30 days past due were $9.5 million at March 31, 2020, $12.6 million at December 31, 2019, and $6.3 million at March 31, 2019.

Special Mention (Watch) loans were $48.3 million at March 31, 2020, compared to $60.3 million at December 31, 2019 and $73.2 million at March 31, 2019.  The decreases  primarily reflected the completion of certain construction projects with cost over-runs that had been funded by the borrowers. Classified (substandard, doubtful and loss) loans were $14.1 million at March 31, 2020, $12.5 million at December 31, 2019 and $13.4 million at March 31, 2019. Although we currently do not anticipate COVID-19 to have a material increase to Special Mention or Classified loans, given the industries in which we provide funding, we continue to monitor the situation.

We had $1,000 of charge-offs and $44,000 in recoveries during the three months ended March 31, 2020. For the three months ended March 31, 2019, there were no charge-offs and $3,000 in recoveries.

Our Segments

We operate in three primary segments: Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. We believe that Merchants Bank’s subsidiary, Merchants Capital Corp. (“MCC”), which operates in our Multi-Family Mortgage Banking segment, is one of the largest FHA lenders and GNMA servicers in the country based on aggregate loan principal value. MCC originated and acquired $1.2 billion in loans during the three months ended March 31, 2020.  As of March 31, 2020, MCC also had a $13.3 billion servicing portfolio for banks and investors, including $1.9 billion serviced for Merchants Bank. The servicing portfolio is primarily GNMA and is a significant source of our noninterest income and deposits.

Our Mortgage Warehousing segment funds agency eligible loans for non-depository financial institutions from the date of origination or purchase until the date of sale to an investor, which typically takes less than 30 days and is a significant source of our net interest income, loans, and deposits. Mortgage Warehousing has grown to fund over $20 billion of loan principal annually since 2015 and exceeded $46 billion in 2019. Mortgage Warehousing also provides commercial loans and collects deposits related to the mortgage escrow accounts of its customers.

The Banking segment includes retail banking, commercial lending, agricultural lending, retail and correspondent residential mortgage banking, and SBA lending. Banking operates primarily in Indiana and Illinois, except for correspondent mortgage banking which, like Multi-family Mortgage Banking and Mortgage Warehousing, is a national business. The Banking segment has a well-diversified customer and borrower base and has experienced significant growth over the past three years. These segments diversify the net income of Merchants Bank and provide synergies across the segments. The strategic opportunities include that MCC loans are funded by the Banking segment and the Banking segment provides GNMA custodial services to MCC. The securities available for sale funded by MCC custodial deposits, as well as loans generated by Merchants Bank, are pledged to the FHLB to provide advance capacity during periods of high residential loan volume for mortgage warehousing. Mortgage Warehousing provides leads to correspondent residential lending in the banking segment. Retail, SBA and commercial customers provide cross selling opportunities within the banking segment. These and other synergies form a part of our strategic plan.

Merchants Bancorp

For the three months ended March 31, 2020 and 2019, we had total net income of $24.6 million and $10.6 million, respectively. Net income for our three segments for the respective periods was as follows:

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Multi-family Mortgage Banking	$5,399	$(712)
Mortgage Warehousing	12,437	3,832
Banking	7,950	8,769
Other	(1,203)	(1,319)

Total	$24,583	$10,570

Multi-family Mortgage Banking.    The Multi-family Mortgage Banking segment reported net income of $5.4 million  for the three months ended March 31, 2020, an increase of $6.1 million, or 858%, from the $712,000 net loss reported for the three months ended March 31, 2019. The growth was due to a $14.7 million increase in noninterest income, primarily associated with a $19.0 million increase in gain on sale of loans.  The volume of loans originated and acquired for sale in the secondary market increased by $786.1 million, to $810.6 million, for the three months ended March 31, 2020 compared to $24.4 million for the three months ended March 31, 2019.

Partially offsetting the increase in gain on sale of loans compared to the prior year period were negative fair market value adjustments to mortgage servicing rights.  The three months ended March 31, 2020 included a $6.5 million negative fair value adjustment to mortgage servicing rights, compared with a $1.5 million negative adjustment for the three months ended March 31, 2019.

Also partially offsetting the increase in noninterest income was a $6.4 million increase in noninterest expenses, primarily due to an increase in salaries and employee benefits associated with higher commissions and additional employees to support future growth in volume, in addition to a $2.3 million increase in the provision for income taxes associated with significantly higher pre-tax income compared to the three months ended March 31, 2019.

Mortgage Warehousing.    The Mortgage Warehousing segment reported net income for the three months ended March 31, 2020 of $12.4 million, an increase of $8.6 million, or 225%, over the $3.8 million reported for the three months ended March 31, 2019.  The higher net income was primarily due to a $10.1 million, or 151%, increase in net interest income after provision for loan losses, associated with significantly higher volume.  The volume of loans funded during the three months ended March 31, 2020 amounted to $16.8 billion, an increase of $11.4 billion, or 210%, compared to the same period in 2019. This compared favorably to the 73% industry increase in single-family residential loan volumes from the three months ended March 31, 2019 to the three months ended March 31, 2020, according to the Mortgage Bankers Association. Also contributing to the increase in net income for the three months ended March 2020 compared to the prior year period was a $2.0 million, or 269%, increase in noninterest income that was offset by a $2.9 million increase in the provision for income taxes associated with a 223% higher pre-tax income.

Banking.    The Banking segment reported net income of $8.0 million for the three months ended March 31, 2020, a decrease of $819,000 million, or 9%, over the three months ended March 31, 2019. The decrease in net income was primarily due to a $1.6 million increase in noninterest expenses that reflected higher deposit insurance related to the growth in deposits and assets compared to the prior year period. Also impacting the lower net income compared to March 31, 2019 was a $1.3 million increase in the provision for loan losses reflecting loan growth and uncertainties associated with COVID-19 that was offset by a $1.9 million increase in net interest income.

Merchants Bancorp

Liquidity and Capital Resources

Liquidity.

Our primary sources of funds are business and consumer deposits, escrow and custodial deposits, principal and interest payments on loans, and proceeds from sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash, short-term investments, including interest-bearing demand deposits, trading securities, and loans held for sale. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $(871.6) million and $2.7 million for the three months ended March 31, 2020 and 2019, respectively. Net cash provided by (used in) investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $(568.4) million and $(103.6) million for the three months ended March 31, 2020 and 2019, respectively. Net cash provided by financing activities, which is comprised primarily of net change in deposits and borrowings, was $1.5 billion and $77.7 million for the three months ended March 31, 2020 and 2019, respectively.

At March 31, 2020, we had $786.0 million in outstanding commitments to extend credit that are subject to credit risk and $1.9 billion outstanding commitments subject to certain performance criteria and cancellation by the Company, including loans pending closing, unfunded construction draws, and unfunded lines of warehouse credit. We anticipate that we will have sufficient funds available to meet our current loan origination commitments.

Within our role as a multi-family mortgage servicer for other banks and investors,  we may be obligated to remit principal and interest payments to investors on certain loans regardless of the borrower’s ability to make payments, which could become more likely as a result of the COVID-19 pandemic. If there are situations where  a borrower is granted a forbearance, the Company believes it has sufficient liquidity to cover these required advances. We have not approved any requests for forbearance in our multi-family servicing portfolio as of March 31, 2020 but remain confident in our ability to fund potential advances we may be required to make as a result of the COVID-19 pandemic.

Certificates of deposit that are scheduled to mature in less than one year from March 31, 2019 totaled $2.6 billion. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances, the Federal Reserve’s discount window, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

At March 31, 2020, based on available collateral, we had access to additional FHLB advances of up to $1.2 billion.

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

Merchants Bancorp

Shareholders’ Equity. Shareholders’ equity was $673.0 million as of March 31, 2020, compared to $653.7 million as of December 31, 2019.  The $19.2 million increase resulted primarily from the net income of $24.6 million, which was partially offset by dividends paid on common and preferred shares of $2.3 million and $3.6 million, respectively, during the period.

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

Common Shares/Dividends. As of March 31, 2020, the Company had 28,742,484 common shares issued and outstanding. In February 2020, the board of directors declared quarterly dividends at an annual rate of $0.32 per share.

Merchants Bancorp

Capital Adequacy.

On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. The intent of CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Regulatory Relief, and Consumer Protection Act. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9%, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. In April 2020, under the CARES Act, the 9% leverage ratio threshold was temporarily reduced to 8% in response to the COVID-19 pandemic. The threshold will increase to 8.5% in 2021 and return to 9% in 2022. The Company, Merchants Bank, and FMBI elected to begin using CBLR in the first quarter of 2020.

At March 31, 2020,  the Company, Merchants Bank,  and FMBI exceeded all of its regulatory capital requirements with Tier 1 leverage capital levels exceeding 9% and management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s, Merchants Bank’s, or FMBI’s category.

At March 31, 2020, the Company reported a Tier 1 leverage capital level of $652.8 million, or 9.9% of adjusted total assets, which is above the required level of $592.7 million, or 9.0%; Merchants Bank reported a Tier 1 leverage capital level of $642.9 million, or 10.1% of adjusted total assets, which is above the required level of $574.3 million, or 9.0%; FMBI reported a Tier 1 leverage capital level of $22.0 million, or 10.7% of adjusted total assets, which is above the required level of $18.4 million, or 9.0%.

Failure to exceed the leverage ratio threshold required under CBLR in the future, subject to any applicable grace period, would require the Company, Merchants Bank, and/or FMBI to return to the risk-based capital ratio thresholds previously utilized under the fully phased-in Basel III Capital Rules to determine capital adequacy.

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

Merchants Bancorp

We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results reflect the analysis used quarterly by management. It models gradual -200, -100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period. The following table presents NII at Risk for Merchants Bank as of March 31, 2020 and December 31, 2019.

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200
	(Dollars in thousands)
March 31, 2020:
Dollar change	$(1,512)	$(138)	$27,522	$53,517
Percent change	(0.8)%	(0.1)%	13.7%	26.7%

December 31, 2019:
Dollar change	$(10,311)	$(16,293)	$17,501	$34,703
Percent change	(7.8)%	(12.3)%	13.2%	26.2%

Our interest rate risk management policy limits the change in our net interest income to 20% for a +/-100 basis point move in interest rates, and 30% for a +/-200 basis point move in rates. At March 31, 2020 we estimated that we are within policy limits set by our board of directors for the -200, -100, +100, and +200 basis point scenarios.

The EVE results for Merchants Bank included in the following table reflect the analysis used quarterly by management. It models immediate -200, -100, +100 and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200
	(Dollars in thousands)
March 31, 2020:
Dollar change	$(7,945)	$25,180	$7,952	$11,518
Percent change	(1.3)%	4.0%	1.3%	1.8%

December 31, 2019:
Dollar change	$(3)	$(1,154)	$(3,130)	$(7,615)
Percent change	—%	(0.2)%	(0.5)%	(1.2)%

Our interest rate risk management policy limits the change in our EVE to 15% for a +/-100 basis point move in interest rates, and 20% for a +/-200 basis point move in rates. We are within policy limits set by our board of directors for the -200, -100, +100 and +200 basis point scenarios. The EVE reported at March 31, 2020 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

ITEM 3        Quantitative and Qualitative Disclosures About Market Risk

The information required under this item is included as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q under the headings “Liquidity and Capital Resources” and “Interest Rate Risk.”

Merchants Bancorp

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

Merchants Bancorp

Part II

Other Information

ITEM 1.       Legal Proceedings

None.

ITEM 1A.    Risk Factors

In addition to the risk factors previously disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the Company has made the following updates:

The current COVID-19 pandemic could adversely affect our business operations, asset valuations, financial condition, and results of operations.

We are unable to estimate the near-term and ultimate impacts of the COVID-19 pandemic on our business and operations at this time. It is unknown how long the COVID-19 pandemic will last, or when restrictions on individuals and businesses will be lifted and businesses and their employees will be able to resume normal activities. Additional information may emerge regarding the severity of COVID-19 and additional actions may be taken by federal, state, and local governments to contain COVID-19 or treat its impact.

While the COVID-19 pandemic has minimally impacted our business and as of March 31, 2020 we had deferred payments on only 24 loans with unpaid balances of $23.6 million and we believe deferrals may better position customers to resume their regular payments to us in the future, these deferrals, and any additional deferrals may negatively impact our revenue and other results of operations at least in the near term, may produce additional requests for deferrals and/or for extensions and modifications beyond what we anticipate, and we may not be as successful as we expect in managing our credit risk, resulting in higher credit losses in our lending portfolio.

Additionally, the COVID-19 pandemic could cause further increases to our allowance for credit losses, impairment of our goodwill and other financial assets, diminished access to capital markets and other funding sources, and reduced demand for our products and services. Further, although the Federal Reserve’s monetary policies to date have been accommodative and may benefit us to some degree by supporting economic activity of our customers, sudden shifts in the Federal Reserve’s policies may impact our ability to grow and/or effectively manage interest-rate risk. While we continue to anticipate that our capital and liquidity positions will be sufficient, sustained adverse effects may impair these positions or prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements.

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

3.4	Second Amended and Restated By-Laws of Merchants Bancorp (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 20, 2018)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Merchants Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Merchants Bancorp

Date:	May 4, 2020	By:	/s/ Michael F. Petrie
Michael F. Petrie
Chairman & Chief Executive Officer

Date:	May 4, 2020	By:	/s/ John F. Macke
John F. Macke Chief Financial & Accounting Officer
(Principal Financial Officer)