Form 10-Q
period 2020-06-30
Merchants Bancorp
filed 2020-08-10
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 001-38258	MERCHANTS BANCORP
(Exact name of registrant as specified in its charter)

Indiana	20-5747400
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

410 Monon Blvd. Carmel, Indiana	46032
(Address of principal executive office)	(Zip Code)

(317) 569-7420

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value Series A Preferred Stock, without par value Depositary Shares, each representing a 1/40th interest in a share of Series B Preferred Stock, without par value	MBIN MBINP MBINO	NASDAQ NASDAQ NASDAQ

As of August 3, 2020, the latest practicable date, 28,745,614 shares of the registrant’s common stock, without par value, were issued and outstanding.

Merchants Bancorp

Part I – Financial Information

Item 1. Financial Statements

Merchants Bancorp

Condensed Consolidated Balance Sheets

June 30, 2020 (Unaudited) and December 31, 2019

(In thousands, except share data)

	June 30,	December 31,
	2020	2019
Assets
Cash and due from banks	$13,830	$13,909
Interest-earning demand accounts	389,357	492,800
Cash and cash equivalents	403,187	506,709
Securities purchased under agreements to resell	6,651	6,723
Mortgage loans in process of securitization	518,788	269,891
Available for sale securities	259,656	290,243
Federal Home Loan Bank (FHLB) stock	53,224	20,369
Loans held for sale (includes $42,000 and $19,592, respectively at fair value)	3,877,769	2,093,789
Loans receivable, net of allowance for loan losses of $20,497 and $15,842, respectively	4,133,315	3,012,468
Premises and equipment, net	29,362	29,274
Mortgage servicing rights	72,889	74,387
Interest receivable	18,574	18,359
Goodwill	15,845	15,845
Intangible assets, net	3,038	3,799
Other assets and receivables	47,102	30,072
Total assets	$9,439,400	$6,371,928
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$601,265	$272,037
Interest-bearing	6,307,363	5,206,038
Total deposits	6,908,628	5,478,075
Borrowings	1,761,113	181,439
Other liabilities	61,461	58,686
Total liabilities	8,731,202	5,718,200
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 50,000,000 shares
Issued and outstanding - 28,745,614 shares at June 30, 2020 and 28,706,438 shares at December 31, 2019	135,949	135,640
Preferred stock, without par value - 5,000,000 total shares authorized
8% Preferred stock - $1,000 per share liquidation preference
Authorized - 50,000 shares
Issued and outstanding - 41,625 shares	41,581	41,581
7% Series A Preferred stock - $25 per share liquidation preference
Authorized - 3,500,000 shares
Issued and outstanding - 2,081,800 shares	50,221	50,221
6% Series B Preferred stock - $1,000 per share liquidation preference
Authorized - 125,000 shares
Issued and outstanding - 125,000 shares (equivalent to 5,000,000 depositary shares)	120,844	120,844
Retained earnings	358,895	304,984
Accumulated other comprehensive income	708	458
Total shareholders' equity	708,198	653,728
Total liabilities and shareholders' equity	$9,439,400	$6,371,928

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Income (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest Income
Loans	$63,979	$42,365	$117,543	$76,820
Mortgage loans in process of securitization	2,534	1,967	5,330	3,012
Investment securities:
Available for sale - taxable	972	1,477	2,294	3,028
Available for sale - tax exempt	38	53	75	149
Federal Home Loan Bank stock	447	257	686	480
Other	234	2,642	2,693	4,946
Total interest income	68,204	48,761	128,621	88,435
Interest Expense
Deposits	15,398	19,344	36,028	33,571
Borrowed funds	1,572	1,495	3,006	2,811
Total interest expense	16,970	20,839	39,034	36,382
Net Interest Income	51,234	27,922	89,587	52,053
Provision for loan losses	1,745	105	4,743	754
Net Interest Income After Provision for Loan Losses	49,489	27,817	84,844	51,299
Noninterest Income
Gain on sale of loans	17,084	9,104	38,250	11,747
Loan servicing fees, net	1,597	(1,561)	(4,227)	(1,908)
Mortgage warehouse fees	5,475	1,138	8,221	1,891
Gains/(losses) on sale of investments available for sale (includes $0, $(3), $0, and $124, respectively, related to accumulated other comprehensive earnings reclassifications)	—	(3)	—	124
Other income	2,032	1,192	3,846	1,680
Total noninterest income	26,188	9,870	46,090	13,534
Noninterest Expense
Salaries and employee benefits	11,828	9,965	26,068	18,532
Loan expenses	2,039	1,345	3,203	2,279
Occupancy and equipment	1,383	946	2,875	1,822
Professional fees	726	453	1,295	992
Deposit insurance expense	1,851	218	3,637	495
Technology expense	716	629	1,326	1,101
Other expense	1,739	2,364	4,171	3,734
Total noninterest expense	20,282	15,920	42,575	28,955
Income Before Income Taxes	55,395	21,767	88,359	35,878
Provision for income taxes (includes $0, $1, $0 and $(31), respectively, related to income tax (expense)/benefit for reclassification items)	14,233	5,328	22,614	8,869
Net Income	$41,162	$16,439	$65,745	$27,009
Dividends on preferred stock	(3,619)	(1,743)	(7,237)	(2,576)
Net Income Allocated to Common Shareholders	37,543	14,696	58,508	24,433
Basic Earnings Per Share	$1.31	$0.51	$2.04	$0.85
Diluted Earnings Per Share	$1.31	$0.51	$2.03	$0.85
Weighted-Average Shares Outstanding
Basic	28,743,894	28,705,313	28,739,263	28,703,790
Diluted	28,762,349	28,746,297	28,760,880	28,741,877

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Income	$41,162	$16,439	$65,745	$27,009
Other Comprehensive Income (Loss):
Net change in unrealized gains/(losses) on investment securities available for sale, net of tax (expense)/benefits of $83, $(153), $(69), and $(345), respectively	(218)	484	250	1,043
Less: Reclassification adjustment for gains/(losses) included in net income, net of tax (expense)/benefits of $0, $1, $0, and $(31), respectively	—	(2)	—	93
Other comprehensive income (loss) for the period	(218)	486	250	950
Comprehensive Income	$40,944	$16,925	$65,995	$27,959

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2020

										Accumulated
										Other
	Common Stock		8% Preferred Stock		7% Preferred Stock		6% Preferred Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income	Total
Balance, January 1, 2020	28,706,438	$135,640	41,625	$41,581	2,081,800	$50,221	125,000	$120,844	$304,984	$458	$653,728
Net income	—	—	—	—	—	—	—	—	24,583	—	24,583
Shares issued for stock compensation plans, net of taxes withheld to satisfy employee tax obligations	36,046	106	—	—	—	—	—	—	—	—	106
Dividends on 8% preferred stock, $80.00 per share, annually	—	—	—	—	—	—	—	—	(833)	—	(833)
Dividends on 7% preferred stock, $1.75 per share, annually	—	—	—	—	—	—	—	—	(910)	—	(910)
Dividends on 6% preferred stock, $60.00 per share, annually	—	—	—	—	—	—	—	—	(1,875)	—	(1,875)
Dividends on common stock, $0.32 per share, annually	—	—	—	—	—	—	—	—	(2,298)	—	(2,298)
Other comprehensive income	—	—	—	—	—	—	—	—	—	468	468
Balance, March 31, 2020	28,742,484	$135,746	41,625	$41,581	2,081,800	$50,221	125,000	$120,844	$323,651	$926	$672,969
Net income	—	—	—	—	—	—	—	—	41,162	—	41,162
Shares issued for stock compensation plans	3,130	203	—	—	—	—	—	—	—	—	203
Dividends on 8% preferred stock, $80.00 per share, annually	—	—	—	—	—	—	—	—	(833)	—	(833)
Dividends on 7% preferred stock, $1.75 per share, annually	—	—	—	—	—	—	—	—	(911)	—	(911)
Dividends on 6% preferred stock, $60.00 per share, annually	—	—	—	—	—	—	—	—	(1,875)	—	(1,875)
Dividends on common stock, $0.32 per share, annually	—	—	—	—	—	—	—	—	(2,299)	—	(2,299)
Other comprehensive income	—	—	—	—	—	—	—	—	—	(218)	(218)
Balance, June 30, 2020	28,745,614	$135,949	41,625	$41,581	2,081,800	$50,221	125,000	$120,844	$358,895	$708	$708,198

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2019

(In thousands, except share data)

										Accumulated
										Other
	Common Stock		8% Preferred Stock		7% Preferred Stock		6% Preferred Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance, January 1, 2019	28,694,036	$135,057	41,625	$41,581	—	$—	—	$—	$244,909	$(310)	$421,237
Net income	—	—	—	—	—	—	—	—	10,570	—	10,570
Shares issued for stock compensation plans	10,127	133	—	—	—	—	—	—	—	—	133
Issuance of 7% preferred stock, net of offering expenses of $1,731	—	—	—	—	2,000,000	48,269	—	—	—	—	48,269
Dividends on 8% preferred stock, $80.00 per share, annually	—	—	—	—	—	—	—	—	(833)	—	(833)
Dividends on common stock, $0.28 per share, annually	—	—	—	—	—	—	—	—	(2,009)	—	(2,009)
Other comprehensive income	—	—	—	—	—	—	—	—	—	464	464
Balance, March 31, 2019	28,704,163	$135,190	41,625	$41,581	2,000,000	$48,269	—	$—	$252,637	$154	$477,831
Net income	—	—	—	—	—	—	—	—	16,439	—	16,439
Shares issued for stock compensation plans	2,275	184	—	—	—	—	—	—	—	—	184
Issuance of 7% preferred stock, net of offering expenses of $69	—	—	—	—	955,800	23,826	—	—	—	—	23,826
Dividends on 8% preferred stock, $80.00 per share, annually	—	—	—	—	—	—	—	—	(832)	—	(832)
Dividends on 7% preferred stock, $1.75 per share, annually	—	—	—	—	—	—	—	—	(911)	—	(911)
Dividends on common stock, $0.28 per share, annually	—	—	—	—	—	—	—	—	(2,010)	—	(2,010)
Other comprehensive income	—	—	—	—	—	—	—	—	—	486	486
Balance, June 30, 2019	28,706,438	135,374	41,625	41,581	2,955,800	72,095	—	—	265,323	640	$515,013

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2020 and 2019

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Operating activities:
Net income	$65,745	$27,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	915	285
Provision for loan losses	4,743	754
Gain on sale of securities	—	(124)
Gain on sale of loans	(38,250)	(11,747)
Proceeds from sales of loans	33,261,044	10,048,228
Loans and participations originated and purchased for sale	(35,013,737)	(11,124,623)
Change in mortgage servicing rights for paydowns and fair value adjustments	9,442	6,575
Net change in:
Mortgage loans in process of securitization	(248,897)	61,905
Other assets and receivables	(17,371)	(6,489)
Other liabilities	3,208	12,621
Other	2,228	2,713
Net cash provided used in operating activities	(1,970,930)	(982,893)
Investing activities:
Net change in securities purchased under agreements to resell	72	77
Purchases of available for sale securities	(360,029)	(124,256)
Proceeds from the sale of available for sale securities	—	31,083
Proceeds from calls, maturities and paydowns of available for sale securities	390,328	164,128
Purchases of loans	(104,971)	(33,824)
Net change in loans receivable	(1,020,199)	(270,090)
Purchase of limited partnership interests and other tax credits	(1,314)	—
Purchase of FHLB stock	(32,855)	(12,926)
Proceeds from sale of FHLB stock	—	2,080
Purchases of premises and equipment	(1,036)	(9,648)
Other investing activities	(480)	124
Net cash used in investing activities	(1,130,484)	(253,252)
Financing activities:
Net change in deposits	1,430,553	1,424,959
Proceeds from FHLB and Federal Reserve Discount Window borrowings	11,275,355	5,595,159
Repayment of FHLB and Federal Reserve Discount Window borrowings	(9,698,441)	(5,728,891)
Proceeds from notes payable	2,760	5,204
Payments on notes payable	—	(4,700)
Proceeds from issuance of preferred stock	—	72,095
Payments of contingent consideration	(501)	(474)
Dividends	(11,834)	(2,842)
Net cash provided by financing activities	2,997,892	1,360,510
Net Change in Cash and Cash Equivalents	(103,522)	124,365
Cash and Cash Equivalents, Beginning of Period	506,709	336,524
Cash and Cash Equivalents, End of Period	$403,187	$460,889
Additional Cash Flows Information:
Interest paid	$44,840	$32,871
Income taxes paid	17,632	11,376
Dividends payable	—	3,753

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

The accompanying unaudited condensed consolidated balance sheet of the Company as of December 31, 2019, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of June 30, 2020 and for the three months ended June 30, 2020 and 2019, were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2019 in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of June 30, 2020 and the results of operations for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. All interim amounts have not been audited and the results of operations for the three and six months ended June 30, 2020, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of and for the period ended June 30, 2020 and 2019 include results from the Company, and its wholly owned subsidiaries, Merchants Bank, and FMBI. Also included are Merchants Bank’s wholly owned subsidiaries, MCC, MCC’s wholly owned subsidiary, MCS, Ash Realty, NMF, MMW, and OneTrust Funding, Inc. The unaudited condensed consolidated financial statements as of and for the period ended June 30, 2020 also include PRMI, PRMIGP, and PRMIM, all of which are 99% owned by Merchants Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Reclassifications

Certain reclassifications have been made to the 2019 financial statements to conform to the financial statement presentation as of and for the three and six months ended June 30, 2020. These reclassifications had no effect on net income.

Note 2:   Securities Available For Sale

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities were as follows:

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Available-for-sale securities:
Treasury notes	$3,991	$41	$—	$4,032
Federal agencies	225,861	36	23	225,874
Municipals	5,555	513	—	6,068
Mortgage-backed - Government-sponsored entity (GSE) - residential	23,351	333	2	23,682
Total available-for-sale securities	$258,758	$923	$25	$259,656

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Available-for-sale securities:
Treasury notes	$4,744	$21	$—	$4,765
Federal agencies	244,986	24	37	244,973
Municipals	5,577	360	—	5,937
Mortgage-backed - Government-sponsored entity (GSE) - residential	34,357	213	2	34,568
Total available-for-sale securities	$289,664	$618	$39	$290,243

The amortized cost and fair value of available-for-sale securities at June 30, 2020 and December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Contractual Maturity	(In thousands)
Within one year	$3,496	$3,514	$23,250	$23,233
After one through five years	227,142	227,239	226,748	226,783
After five through ten years	—	—	—	—
After ten years	4,769	5,221	5,309	5,659
	235,407	235,974	255,307	255,675
Mortgage-backed - Government-sponsored entity (GSE) - residential	23,351	23,682	34,357	34,568
	$258,758	$259,656	$289,664	$290,243

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three and six months ended June 30, 2020, no securities available for sale were sold. During the three months ended June 30, 2019, proceeds from sales of securities available-for-sale were $35,000, and a loss of $3,000 was recognized. During the six months ended June 30, 2019, proceeds from sales of securities available-for-sale were $31.1 million, and a net gain of $124,000 was recognized, consisting of $361,000 in gains and $237,000 of losses.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019:

	June 30, 2020
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Available-for-sale securities:
Federal agencies	89,976	23	—	—	89,976	23
Mortgage-backed - Government-sponsored entity (GSE) - residential	675	2	—	—	675	2
	$90,651	$25	$—	$—	$90,651	$25

	December 31, 2019
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Available-for-sale securities:
Federal agencies	94,963	37	—	—	94,963	$37
Mortgage-backed - Government-sponsored entity (GSE) - residential	809	2	—	—	809	2
	$95,772	$39	$—	$—	$95,772	$39

Other-than-temporary Impairment

Unrealized losses on securities have not been recognized to income because the Company has the intent and ability to hold the securities for the foreseeable future, and the decline in fair value is primarily due to increased market interest rates. The fair value is expected to recover as the securities approach the maturity date.

Note 3:   Mortgage Loans in Process of Securitization

Mortgage loans in process of securitization are recorded at fair value with changes in fair value recorded in earnings. These include multi-family rental real estate loan originations to be sold as Government National Mortgage Association (“GNMA”) mortgage backed securities and Fannie Mae and Freddie Mac participation certificates, all of which are pending settlement with firm investor commitments to purchase the securities, typically occurring within 30 days. The fair value increases recorded in earnings for mortgage loans in process of securitization totaled $3.6 million and $944,000 at June 30, 2020 and 2019, respectively.

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest collected on these loans is applied to the principal balance until the loan can be returned to an accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

When cash payments for accrued interest are received on impaired loans in each loan class, the Company records the payment as interest income unless collection of the remaining recorded principal amount is doubtful, at which time payments are used to reduce the principal balance of the loan. Troubled debt restructured loans recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms.

Loans receivable at June 30, 2020 and December 31, 2019 include:

	June 30,	December 31,
	2020	2019

	(In thousands)

Mortgage warehouse lines of credit	$1,287,246	$765,151
Residential real estate	471,807	413,835
Multi-family and healthcare financing	1,848,811	1,347,125
Commercial and commercial real estate	432,222	398,601
Agricultural production and real estate	99,035	85,210
Consumer and margin loans	14,691	18,388
	4,153,812	3,028,310
Less
Allowance for loan losses	20,497	15,842

Loans Receivable	$4,133,315	$3,012,468

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

As a secured line of credit, collateral pledged to the Company secures each individual mortgage until the lender sells the loan in the secondary market. A traditional secured warehouse line of credit typically carries a base interest rate of 30-day LIBOR, or mortgage note rate plus or minus a margin.

Risk is evident if there is a change in the fair value of mortgage loans originated by mortgage bankers in warehouse, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit.

Residential Real Estate Loans (RES RE): Real estate loans are secured by owner-occupied 1-4 family residences. Repayment of residential real estate loans is primarily dependent on the personal income and credit rating of the borrowers. First-lien HELOC mortgages included in this segment typically carry a base rate of 30-day LIBOR, plus a margin.

Multi-Family and Healthcare Financing (MF RE): The Company engages in multi-family and healthcare financing, including construction loans, specializing in originating and servicing loans for multi-family rental and senior living properties. In addition, the Company originates loans secured by an assignment of federal income tax credits by partnerships invested in multi-family real estate projects. Construction and land loans are generally based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent agency-eligible financing is obtained. These loans are considered to be higher risk than single-family real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economy in the Company’s market area. Repayment of these loans depends on the successful operation of a business or property and the borrower’s cash flows.

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

Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower or the loan has been classified as impaired.

In the course of working with borrowers, the Company may choose to restructure the contractual terms of certain loans. In restructuring the loan, the Company attempts to work out an alternative payment schedule with the borrower in order to optimize collectability of the loan. A troubled debt restructuring (“TDR”) occurs when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status, and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two.

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

The following tables present, by loan portfolio segment, the activity in the allowance for loan losses for the three and six months ended June 30, 2020 and 2019 and the recorded investment in loans and impairment method as of June 30, 2020:

	At or For the Three Months Ended June 30, 2020
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of period	$2,709	$2,062	$7,694	$5,662	$561	$195	$18,883
Provision (credit) for loan losses	494	248	2,184	(1,188)	49	(42)	1,745
Loans charged to the allowance	—	—	—	(131)	—	—	(131)
Recoveries of loans previously charged off	—	—	—	—	—	—	—
Balance, end of period	$3,203	$2,310	$9,878	$4,343	$610	$153	$20,497
Ending balance: individually evaluated for impairment	$—	16	—	1,060	—	1	$1,077
Ending balance: collectively evaluated for impairment	$3,203	$2,294	$9,878	$3,283	$610	$152	$19,420
Loans
Ending balance	$1,287,246	$471,807	$1,848,811	$432,222	$99,035	$14,691	$4,153,812
Ending balance individually evaluated for impairment	$—	$2,827	$—	$9,019	$2,238	$19	$14,103
Ending balance collectively evaluated for impairment	$1,287,246	$468,980	$1,848,811	$423,203	$96,797	$14,672	$4,139,709

	For the Three Months Ended June 30, 2019
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of period	$1,254	$1,990	$6,377	$3,122	$466	$147	$13,356
Provision (credit) for loan losses	311	(61)	(1,233)	1,003	52	33	105
Loans charged to the allowance	—	—	—	(854)	(3)	—	(857)
Recoveries of loans previously charged off	—	—	—	—	—	—	—
Balance, end of period	$1,565	$1,929	$5,144	$3,271	$515	$180	$12,604

	For the Six Months Ended June 30, 2020
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of period	$1,913	$2,042	$7,018	$4,173	$523	$173	$15,842
Provision for loan losses	1,290	268	2,860	257	87	(19)	4,743
Loans charged to the allowance	—	—	—	(131)	—	(1)	(132)
Recoveries of loans previously charged off	—	—	—	44	—	—	44
Balance, end of period	$3,203	$2,310	$9,878	$4,343	$610	$153	$20,497

	For the Six Months Ended June 30, 2019
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of period	$1,068	$1,986	$6,030	$3,051	$429	$140	$12,704
Provision (credit) for loan losses	497	(57)	(886)	1,074	86	40	754
Loans charged to the allowance	—	—	—	(854)	(3)	—	(857)
Recoveries of loans previously charged off	—	—	—	—	3	—	3
Balance, end of period	$1,565	$1,929	$5,144	$3,271	$515	$180	$12,604

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

Special Mention (Watch) – This is a loan that is sound and collectable but contains potential risk. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Special Mention (Watch) – COVID-19 Deferrals – This is a loan that is sound and collectable but contains potential risk because the borrower has requested to defer payments, typically for 90 days, in response to COVID-related hardships. Interest is still accruing on these loans and they were not more than 30 days late at the time the deferral was granted. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)

Special Mention (Watch)	$224	$721	$33,314	$10,486	$1,651	$28	$46,424
Special Mention (Watch) - COVID-19 Deferrals	$—	$136	$48,103	$15,605	$—	$92	$63,936
Substandard	—	2,827	—	9,019	2,238	19	14,103
Doubtful	—	—	—	—	—	—	—
Acceptable and Above	1,287,022	468,123	1,767,394	397,112	95,146	14,552	4,029,349
Total	$1,287,246	$471,807	$1,848,811	$432,222	$99,035	$14,691	$4,153,812

	December 31, 2019
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)

Special Mention (Watch)	$—	$2,472	$41,882	$13,806	$2,114	$31	$60,305
Substandard	233	3,109	—	9,152	—	23	12,517
Doubtful	—	—	—	—	—	—	—
Acceptable and Above	764,918	408,254	1,305,243	375,643	83,096	18,334	2,955,488
Total	$765,151	$413,835	$1,347,125	$398,601	$85,210	$18,388	$3,028,310

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year beyond the addition of a new category, Special Mention (Watch) – COVID-19 Deferrals. This new category includes loans not already in the traditional Special Mention (Watch) category that have been granted deferrals in response to the COVID-19 pandemic.

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$1,287,246	$1,287,246
RES RE	165	138	560	863	470,944	471,807
MF RE	—	—	—	—	1,848,811	1,848,811
CML & CRE	1,522	368	2,750	4,640	427,582	432,222
AG & AGRE	212	97	2,417	2,726	96,309	99,035
CON & MAR	14	11	622	647	14,044	14,691
	$1,913	$614	$6,349	$8,876	$4,144,936	$4,153,812

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following tables present impaired loans and specific valuation allowance information based on class level as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$2,755	$—	$6,834	$2,238	$7	$11,834
Unpaid principal balance	—	2,755	—	6,834	2,238	7	11,834
Impaired loans with a specific allowance:
Recorded investment	—	72	—	2,185	—	12	2,269
Unpaid principal balance	—	72	—	2,185	—	12	2,269
Specific allowance	—	16	—	1,060	—	1	1,077
Total impaired loans:
Recorded investment	—	2,827	—	9,019	2,238	19	14,103
Unpaid principal balance	—	2,827	—	9,019	2,238	19	14,103
Specific allowance	—	16	—	1,060	—	1	1,077

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

The following tables present by portfolio class, information related to the average recorded investment and interest income recognized on impaired loans for the three and six month periods ended June 30, 2020 and 2019:

	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Three Months Ended June 30, 2020
Average recorded investment in impaired loans	$171	$2,916	$—	$9,229	$2,092	$17	$14,425
Interest income recognized	—	19	—	94	—	—	113

Three Months Ended June 30, 2019
Average recorded investment in impaired loans	$568	$4,091	$—	$7,659	$314	$52	$12,684
Interest income recognized	—	45	—	118	—	1	164

	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Six Months Ended June 30, 2020
Average recorded investment in impaired loans	$197	$2,875	$—	$9,231	$1,195	$18	$13,516
Interest income recognized	—	35	—	215	—	1	251

Six Months Ended June 30, 2019
Average recorded investment in impaired loans	$571	$3,745	$—	$7,857	$338	$53	$12,564
Interest income recognized	—	85	—	255	—	1	341

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at June 30, 2020 and December 31, 2019.

	June 30,		December 31,
	2020		2019
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing

	(In thousands)
MTG WHLOC	$—	$—	$233	$—
RES RE	630	175	740	1,851
MF RE	—	—	—	—
CML & CRE	1,809	1,622	1,118	486
AG & AGRE	195	2,221	—	231
CON & MAR	19	1	18	1

	$2,653	$4,019	$2,109	$2,569

No troubled loans were restructured during the three or six months ended June 30, 2020 or 2019. No restructured loans defaulted during the three or six months ended June 30, 2020 or 2019. Loan modifications or forbearances related to the COVID-19 pandemic will generally not be considered TDRs.

There was one customer with a residential loan balance of $725,000 in the process of foreclosure at December 31, 2019 that was paid in full at March 31, 2020 and there were no residential loans in process of foreclosure as of June 30, 2020.

Note 5:   Borrowings

The Company began borrowing from the Federal Reserve discount window during the three months ended June 30, 2020. This arrangement has a maximum borrowing limit of collateral pledged multiplied by an advance rate. Borrowing maturities can range from 24 hours to up to a term of 90 days. As of June 30, 2020, the outstanding balance was $575.0 million. This 24-hour advance was based on a fixed interest rate of 0.25% set by the Federal Reserve for Primary Credit institutions.

Note 6:   Regulatory Matters

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

On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. The intent of CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Regulatory Relief, and Consumer Protection Act. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

consolidated assets (i.e., leverage ratio) exceeds a 9% threshold, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. In April 2020, under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act”), the 9% leverage ratio threshold was temporarily reduced to 8% in response to the COVID-19 pandemic. The threshold will increase to 8.5% in 2021 and return to 9% in 2022. The Company, Merchants Bank, and FMBI elected to begin using CBLR for the first quarter of 2020.

Quantitative measures established by regulation to ensure capital adequacy require the Company, Merchants Bank, and FMBI to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of June 30, 2020 and December 31, 2019, that the Company, Merchants Bank, and FMBI met all capital adequacy requirements, subject to the grace period under the temporary relief granted under the CARES Act. The Company, Merchants Bank, and FMBI expect to exceed the required 8% Tier 1 capital leverage ratio by the end of the end of two-quarter grace period.

As of June 30, 2020 and December 31, 2019, the most recent notifications from the Board of Governors of the Federal Reserve System (“Federal Reserve”) categorized the Company as well capitalized and most recent notifications from the Federal Deposit Insurance Corporation (“FDIC”) categorized Merchants Bank and FMBI as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s, Merchants Bank’s, or FMBI’s category.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s, Merchants Bank’s, and FMBI’s actual capital amounts and ratios are also presented in the following tables.

			Minimum Amount
			To Be Well
	Actual		Capitalized(1)(2)
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
June 30, 2020
Tier 1 capital(1) (to average assets)
(i.e., leverage ratio)
Company	$688,881	7.9%	$693,626	> 8%
Merchants Bank	680,095	8.1%	674,642	> 8%
FMBI	22,663	9.5%	19,025	> 8%

			Minimum		Minimum
			Amount Required		Amount To Be
			for Adequately		Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2019
Total capital(1) (to risk-weighted assets)
Company	$637,472	11.6%	$440,063	8.0%	$—	N/A
Merchants Bank	639,104	12.0%	426,748	8.0%	533,435	10.0%
FMBI	21,726	13.1%	13,306	8.0%	16,632	10.0%
Tier 1 capital(1) (to risk-weighted assets)
Company	621,630	11.3%	330,047	6.0%	—	N/A
Merchants Bank	623,716	11.7%	320,061	6.0%	426,748	8.0%
FMBI	21,272	12.8%	9,979	6.0%	13,306	8.0%
Common Equity Tier 1 capital(1) (to risk-weighted assets)
Company	408,984	7.4%	247,536	4.5%	—	N/A
Merchants Bank	623,716	11.7%	240,046	4.5%	346,733	6.5%
FMBI	21,272	12.8%	7,484	4.5%	10,811	6.5%
Tier 1 capital(1) (to average assets)
Company	621,630	9.4%	264,324	4.0%	—	N/A
Merchants Bank	623,716	9.7%	257,487	4.0%	321,859	5.0%
FMBI	21,272	11.7%	7,302	4.0%	9,128	5.0%

1	As defined by regulatory agencies.
2	Subject to the two-quarter grace period.

Failure to exceed the leverage ratio thresholds required under CBLR in the future, subject to any applicable grace period, would require the Company, Merchants Bank, and/or FMBI to return to the risk-based capital ratio thresholds previously utilized under the fully phased-in Basel III Capital Rules to determine capital adequacy.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7: Derivative Financial Instruments

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

The following table presents the notional amount and fair value of interest rate locks and forward contracts utilized by the Company at June 30, 2020 and December 31, 2019.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

June 30, 2020	(In thousands)		(In thousands)
Interest rate lock commitments	$353,094	Other assets/liabilities	$5,742	$—
Forward contracts	241,333	Other assets/liabilities	16	1,249
			$5,758	$1,249

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

December 31, 2019	(In thousands)		(In thousands)
Interest rate lock commitments	$17,826	Other assets/liabilities	$186	$—
Forward contracts	34,268	Other assets/liabilities	—	27
			$186	$27

Fair values of these derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the interest rate lock commitment and the balance sheet date. The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)		(In thousands)
Interest rate lock commitments	$3,743	$74	$5,556	$74
Forward contracts (includes pair-off settlements)	(2,114)	(50)	(3,958)	(55)
Net derivative gains	$1,629	$24	1,598	$19

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)		(In thousands)
June 30, 2020	$82,942	Other assets/liabilities	$3,848	$3,848
December 31, 2019	58,067	Other assets/liabilities	$511	$511

The gross gains and losses on these derivative assets and liabilities were recorded in Other Noninterest income and Other Noninterest expense in the condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)		(In thousands)
Gross swap gains	$634	$—	$3,337	$—
Gross swap losses	(634)	—	(3,337)	—
Net swap gains (losses)	$—	$—	—	$—

The Company pledged $3.9 million and $590,000 in collateral to secure its obligations under swap contracts at June 30, 2020 and December 31, 2019, respectively.

Note 8:   Disclosures about Fair Value of Assets and Liabilities

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2020 and December 31, 2019:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2020
Mortgage loans in process of securitization	$518,788	$—	$518,788	$—
Available-for-sale securities:
Treasury notes	4,032	4,032	—	—
Federal agencies	225,874	—	225,874	—
Municipals	6,068	—	6,068	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	23,682	—	23,682	—
Loans held for sale	42,000	—	42,000	—
Mortgage servicing rights	72,889	—	—	72,889
Derivative assets - interest rate lock commitments	5,742	—	—	5,742
Derivative assets - forward contracts	16	—	16	—
Derivative assets - interest rate swaps	3,848	—	3,848	—
Derivative liabilities - forward contracts	1,249	—	1,249	—
Derivative liabilities - interest rate swaps	3,848	—	3,848	—

December 31, 2019
Mortgage loans in process of securitization	$269,891	$—	$269,891	$—
Available-for-sale securities:
Treasury notes	4,765	4,765	—	—
Federal agencies	244,973	—	244,973	—
Municipals	5,937	—	5,937	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	34,568	—	34,568	—
Loans held for sale	19,592	—	19,592	—
Mortgage servicing rights	74,387	—	—	74,387
Derivative assets - interest rate lock commitments	186	—	—	186
Derivative asset - interest rate swap	511	—	511	—
Derivative liabilities - forward contracts	27	—	27	—
Derivative liabilities - interest rate swap	511	—	511	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the six months ended June 30, 2020 and the year ended December 31, 2019. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Mortgage Loans in Process of Securitization and Available for Sale Securities

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)		(In thousands)
Mortgage servicing rights
Balance, beginning of period	$69,978	$76,249	$74,387	$77,844
Additions
Originated and purchased servicing	4,015	2,261	7,944	3,281
Subtractions
Paydowns	(604)	(1,079)	(2,462)	(2,189)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(500)	(2,881)	(6,980)	(4,386)
Balance, end of period	$72,889	$74,550	$72,889	$74,550

Derivative Assets - interest rate lock commitments
Balance, beginning of period	$2,079	$71	$186	$70
Changes in fair value	3,663	76	5,556	77
Balance, end of period	$5,742	$147	$5,742	$147

Derivative Liabilities - interest rate lock commitments
Balance, beginning of period	$80	$1	$—	$—
Changes in fair value	(80)	2	—	3
Balance, end of period	$—	$3	$—	3

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2020 and December 31, 2019.

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
June 30, 2020
Impaired loans (collateral-dependent)	$1,262	$—	$—	$1,262
December 31, 2019
Impaired loans (collateral-dependent)	$1,570	$—	$—	$1,570

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

		Valuation			Weighted
	Fair Value	Technique	Unobservable Inputs	Range	Average
	(In thousands)
At June 30, 2020:
Collateral-dependent impaired loans	$1,262	Market comparable properties	Marketability discount	45%-79%	46%
Mortgage servicing rights	$72,889	Discounted cash flow	Discount rate	8% - 13%	8%
			Constant prepayment rate	2% - 45%	4%
Derivative assets - interest rate lock commitments	$5,742	Discounted cash flow	loan closing rates	53%-99%	77%

At December 31, 2019:
Collateral-dependent impaired loans	$1,570	Market comparable properties	Marketability discount	37%-55%	N/A
Mortgage servicing rights	$74,387	Discounted cash flow	Discount rate	8% - 13%	N/A
			Constant prepayment rate	1% - 39%	N/A
Derivative assets - interest rate lock commitments	$186	Discounted cash flow	loan closing rates	73-99%	N/A

Sensitivity of Significant Unobservable Inputs

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement, and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Mortgage Servicing Rights

The most significant unobservable inputs used in the fair value measurement of the Company’s mortgage servicing right are discount rates and constant prepayment rates. These two inputs can drive a significant amount of a market participant’s valuation of mortgage servicing rights. Significant increases (decreases) in the discount rate or assumed constant prepayment rates used to value mortgage servicing rights would decrease (increase) the value derived.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2020 and December 31, 2019.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Assets	Value	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2020
Financial assets:
Cash and cash equivalents	$403,187	$403,187	$403,187	$—	$—
Securities purchased under agreements to resell	6,651	6,651	—	6,651	—
FHLB stock	53,224	53,224	—	53,224	—
Loans held for sale	3,835,769	3,835,769	—	3,835,769	—
Loans, net	4,133,315	4,125,830	—	—	4,125,830
Interest receivable	18,574	18,574	—	18,574	—
Financial liabilities:
Deposits	6,908,628	6,913,986	5,263,050	1,650,936	—
Short-term subordinated debt	14,960	14,960	—	14,960	—
FHLB advances	1,171,153	1,130,816	—	1,130,816	—
Federal Reserve discount window advances	575,000	575,000	—	575,000	—
Interest payable	6,132	6,132	—	6,132	—

December 31, 2019
Financial assets:
Cash and cash equivalents	$506,709	$506,709	$506,709	$—	$—
Securities purchased under agreements to resell	6,723	6,723	—	6,723	—
FHLB stock	20,369	20,369	—	20,369	—
Loans held for sale	2,074,197	2,074,197	—	2,074,197	—
Loans, net	3,012,468	2,999,580	—	—	2,999,580
Interest receivable	18,359	18,359	—	18,359	—
Financial liabilities:
Deposits	5,478,075	5,478,682	3,303,736	2,174,946	—
Lines of credit	6,540	6,540	—	6,540	—
Short-term subordinated debt	12,200	12,200	—	12,200	—
FHLB advances	162,699	162,803	—	162,803	—
Interest payable	11,938	11,938	—	11,938	—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9:   Earnings Per Share

Earnings per share were computed as follows:

	Three Month Periods Ended June 30,
	2020			2019
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$41,162			$16,439
Dividends on preferred stock	(3,619)			(1,743)
Net income allocated to common shareholders	$37,543			$14,696
Basic earnings per share		28,743,894	$1.31		28,705,313	$0.51
Effect of dilutive securities-restricted stock awards		18,455			40,984
Diluted earnings per share		28,762,349	$1.31		28,746,297	$0.51

	Six Month Periods Ended June 30,
	2020			2019
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$65,745			$27,009
Dividends on preferred stock	(7,237)			(2,576)
Net income allocated to common shareholders	$58,508			$24,433
Basic earnings per share		28,739,263	$2.04		28,703,790	$0.85
Effect of dilutive securities-restricted stock awards		21,617			38,087
Diluted earnings per share		28,760,880	$2.03		28,741,877	$0.85

Note 10:   Share-Based Payment Plans

Equity-based incentive awards are currently issued pursuant to the 2017 Equity Incentive Plan (the “2017 Incentive Plan”). Prior to the adoption of the 2017 Incentive Plan, the equity awards issued historically consisted of restricted stock awards issued pursuant to the Incentive Plan for Merchants Bank Executive Officers (the “Prior Incentive Plan”). As of the effective date of the 2017 Equity Incentive Plan, no further awards will be granted under the Prior Incentive Plan. However, any previously outstanding incentive award granted under the Prior Incentive Plan remains subject to the terms of such plan until the time it is no longer outstanding. During the three months ended June 30, 2020 and 2019, the Company did not issue any shares pursuant to awards issued under these plans. During the six months ended June 30, 2020 and 2019, the Company issued 36,046 and 10,127 shares, respectively, pursuant to plans.

During 2018, the Compensation Committee of the Board of Directors approved a plan for non-executive directors to receive a portion of their annual retainer fees in the form of shares of common stock equal to $10,000, rounded up to the nearest whole share. There were 3,130 and 2,275 shares issued to non-executive directors during the three and six months ended June 30, 2020 and 2019, respectively.

Note 11:   Segment Information

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

residential mortgage banking, and Small Business Administration (“SBA”) lending. Other includes general and administrative expenses that provide services to all segments; internal funds transfer pricing offsets resulting from allocations to/from the other segments, and certain elimination entries and investments in qualified affordable housing limited partnerships. All operations are domestic.

The tables below present selected business segment financial information for the three and six months ended June 30, 2020 and 2019.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Three Months Ended June 30, 2020
Interest income	$260	$42,044	$25,683	$217	$68,204
Interest expense	—	7,786	10,377	(1,193)	16,970
Net interest income	260	34,258	15,306	1,410	51,234
Provision for loan losses	—	(800)	2,545	—	1,745
Net interest income after provision for loan losses	260	35,058	12,761	1,410	49,489
Noninterest income	12,325	5,626	9,179	(942)	26,188
Noninterest expense	7,468	3,521	6,097	3,196	20,282
Income before income taxes	5,117	37,163	15,843	(2,728)	55,395
Income taxes	1,466	9,451	4,031	(715)	14,233
Net income (loss)	$3,651	$27,712	$11,812	$(2,013)	$41,162
Total assets	$182,072	$5,575,169	$3,639,638	$42,521	$9,439,400

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Three Months Ended June 30, 2019
Interest income	$334	$21,950	$25,984	$493	$48,761
Interest expense	—	11,595	11,209	(1,965)	20,839
Net interest income	334	10,355	14,775	2,458	27,922
Provision for loan losses	—	327	(222)	—	105
Net interest income after provision for loan losses	334	10,028	14,997	2,458	27,817
Noninterest income	8,418	1,141	999	(688)	9,870
Noninterest expense	5,327	2,790	4,862	2,941	15,920
Income before income taxes	3,425	8,379	11,134	(1,171)	21,767
Income taxes	908	2,059	2,726	(365)	5,328
Net income (loss)	$2,517	$6,320	$8,408	$(806)	$16,439
Total assets	$164,990	$2,661,836	$2,412,026	48,538	$5,287,390

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Six Months Ended June 30, 2020
Interest income	$680	$72,143	$54,913	$885	$128,621
Interest expense	—	19,871	22,184	(3,021)	39,034
Net interest income	680	52,272	32,729	3,906	89,587
Provision for loan losses	—	380	4,363	—	4,743
Net interest income after provision for loan losses	680	51,892	28,366	3,906	84,844
Noninterest income	29,689	8,402	9,862	(1,863)	46,090
Noninterest expense	17,816	6,540	11,785	6,434	42,575
Income before income taxes	12,553	53,754	26,443	(4,391)	88,359
Income taxes	3,503	13,605	6,681	(1,175)	22,614
Net income	$9,050	$40,149	$19,762	$(3,216)	$65,745
Total assets	$182,072	$5,575,169	$3,639,638	$42,521	$9,439,400

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Six Months Ended June 30, 2019
Interest income	$665	$36,330	$50,476	$964	$88,435
Interest expense	—	19,124	20,191	(2,933)	36,382
Net interest income	665	17,206	30,285	3,897	52,053
Provision for loan losses	—	460	294	—	754
Net interest income after provision for loan losses	665	16,746	29,991	3,897	51,299
Noninterest income	11,109	1,894	1,882	(1,351)	13,534
Noninterest expense	9,304	5,126	8,982	5,543	28,955
Income before income taxes	2,470	13,514	22,891	(2,997)	35,878
Income taxes	665	3,362	5,714	(872)	8,869
Net income	$1,805	$10,152	$17,177	$(2,125)	$27,009
Total assets	$164,990	$2,661,836	$2,412,026	$48,538	$5,287,390

Note 12:   Preferred Stock Offerings

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On June 27, 2019 the Company issued an additional 874,000 shares of its 7.00% Series A Preferred Stock, without par value and with a liquidation preference of $25.00 per share, for aggregate proceeds of $21.85 million. No underwriter or placement agent was involved in this private placement and the Company did not pay any brokerage or underwriting fees or discounts in connection with the issuance of such shares. The shares were purchased primarily by related parties, including Michael Petrie, Chairman and Chief Executive Officer; Randall Rogers, Vice Chairman and a director and members of his family; Michael Dury, President and Chief Executive Officer of MCC; and other accredited investors.

Repurchase of Preferred Stock:

On September 23, 2019 the Company repurchased and subsequently retired 874,000 shares of its 7.00% Series A Preferred Stock, for its liquidation preference of $25 per share, at an aggregate cost of $21.85 million. There were no brokerage fees in connection with the transaction.

Note 13:   Recent Accounting Pronouncements

The Company is an emerging growth company and as such will be subject to the effective dates noted for private companies if they differ from the effective dates noted for public companies.

FASB ASU 2016-02, Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, “Leases.” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

●	A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and
●	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

As an emerging growth company, the amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2021, and for interim periods for years beginning after January 1, 2022. The Company is continuing to evaluate the impact of adopting this new guidance, but it does not expect the adoption to have a material impact on the Company’s financial position or results of operations.

FASB ASU 2016-13, Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses”, commonly referred to as “CECL”. The amendments in this ASU replace the incurred loss model with a methodology that reflects the “current expected credit losses” over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. ASU 2016-13 replaces the incurred loss impairment methodology with a new methodology that reflects expected credit losses over the lives of the loans and requires consideration of a broader range of information to form credit loss estimates. The ASU requires an organization to estimate all expected credit losses for financial assets measured at amortized cost, including loans and held-to-maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts. Additional disclosures are required.

As an emerging growth company, the amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.   Because the Company’s status as an emerging growth company is expected to expire on December 31, 2022, this standard will likely be implemented by December 31, 2022. The Company has established a cross-functional committee that has developed a project plan to review modeling data currently available and technology needed to ensure compliance with this standard. The committee has contracted with a vendor to assist in generating specific loan level details within our core systems, as well as compiling peer and industry data that would be useful in our modeling forecasts. While the Company generally expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, the Company cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial statements. Management continues to recognize that the implementation of this ASU may increase the balance of the allowance for loan losses and is continuing to evaluate the potential impact on the Company’s financial position and results of operations.

FASB ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350)

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350).” This ASU simplifies the test for goodwill impairment. Specifically, these amendments eliminate Step 2 from the goodwill impairment test and also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.

As an emerging growth company, the amendments in this ASU are effective for annual goodwill impairment tests in fiscal years beginning after December 15, 2022. Management continues to believe that the changes will not have a material effect on the Company’s financial position and results of operations.

Merchants Bancorp

Forward-Looking Statements

Certain statements in this Form 10-Q, including, but not limited to, statements within Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the rules and regulations of the Securities and Exchange Commission (“SEC”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized”, and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, such as the potential impacts of the COVID-19 pandemic. Accordingly, we caution that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 or “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q or the following:

●	impacts of the COVID-19 pandemic, such as the severity, magnitude, duration, and businesses’ and governments’ responses thereto, on the Company’s operations and personnel, and on activity and demand across its businesses;
●	business and economic conditions, particularly those affecting the financial services industry and our primary market areas;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for loan loss;
●	factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities, and tax matters;
●	our ability to maintain licenses required in connection with multi-family mortgage origination, sale, and servicing operations;
●	our ability to identify and address cyber-security risks, fraud, and systems errors;
●	our ability to effectively execute our strategic plan and manage our growth;
●	changes in our senior management team and our ability to attract, motivate, and retain qualified personnel;
●	governmental monetary and fiscal policies, and changes in market interest rates;
●	liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;
●	incremental costs and obligations associated with operating as a public company;

Merchants Bancorp

●	effects of competition from a wide variety of local, regional, national, and other providers of financial, investment and insurance services;
●	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation; and
●	changes in federal tax law or policy.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise.

Merchants Bancorp

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at June 30, 2020 and results of operations for the three and six months ended June 30, 2020 and 2019, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this Form 10-Q.

The words “the Company,” “we,” “our” and “us” refer to Merchants Bancorp and its consolidated subsidiaries, unless we indicate otherwise.

Financial Highlights for the Three Months Ended June 30, 2020

●	Net income per common share of $1.31 increased 157% compared to the three months ended June 30, 2019.
●	The $24.7 million, or 150%, increase in net income compared to the three months ended June 30, 2019 was primarily driven by an 83% increase in net interest income that reflected significant growth in mortgage warehouse loans, and an 88% increase in gain on sale of loans, primarily from higher growth in single-family mortgages.
●	Partially offsetting the increases to net income was an $8.9 million increase in the provision for income taxes due to the 154% increase in pre-tax income, and a $4.4 million, or 27%, increase in noninterest expenses, reflecting higher salaries and employee benefits to support the strong growth in our businesses, as well as increases in deposit insurance expenses associated with higher deposit and asset levels.
●	Total assets of $9.4 billion increased $3.1 billion, or 48%, compared to December 31, 2019, driven by record-setting loan growth.
●	Return on average assets was 1.89% compared to 1.41% for the three months ended June 30, 2019.
●	Asset quality remained strong, with nonperforming loans representing only 0.16% of total loans, and the allowance for loan losses as a percentage of nonperforming loans was 307.2%. The number of delinquencies improved, with the total balance of loans over 30 days past due declining from $12.6 million at December 31, 2019, to $8.9 million at June 30, 2020.
●	As of June 30, 2020, management did not see significant disruption with existing customers related to the COVID-19 pandemic. As such, we added $48,000 to the loan loss provision during the three months ended June 30, 2020, which was in addition to the $547,000 added during the three months ended March 31, 2020.
●	Only $80.6 million, or 1% of total loans receivable and loans held for sale, were in payment deferral arrangements due to the COVID-19 pandemic.
●	The efficiency ratio was 26.2% compared to 42.1% for the three months ended June 30, 2019.
●	The net interest margin of 2.42% declined 7 basis points compared to 2.49% for the three months ended June 30, 2019. However, the net interest spread of 2.31% increased by 9 basis compared to 2.22% for the three months ended June 30, 2019. Our diverse business model is designed to maximize overall profitability in both rising and falling interest rate environments, and unlike many other banks and holding companies, our future profitability relies less upon changes in net interest margin.

Merchants Bancorp

●	We began borrowing from the Federal Reserve discount window, which has contributed to lowering overall interest expenses.
●	A 201% increase in warehouse loan volume compared to the three months ended June 30, 2019 was well ahead of industry volume increases of 85%, according to the Mortgage Bankers Association. We have benefited from the increased loan origination and refinancing activity due to lower market interest rates.
●	The volume of loans originated and acquired for sale in the secondary market through our multi-family business decreased by $44.3 million compared to the three months ended June 30, 2019.
●	Our Small Business Administration team financed $88 million in loans during the second quarter through the Paycheck Protection Program (“PPP”).

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

Merchants Bancorp

Financial Condition

As of June 30, 2020, we had approximately $9.4 billion in total assets, $6.9 billion in deposits, $1.8 billion in borrowings, and $708.2 million in total shareholders’ equity. Total assets as of June 30, 2020 included approximately $403.2 million of cash and cash equivalents, $3.9 billion of loans held for sale and $4.2 billion of loans held for investment. It also included $518.8 million of mortgage loans in process of securitization that primarily represent pre-sold multi-family rental real estate loan originations in primarily Government National Mortgage Association (“GNMA”) mortgage backed securities pending settlements that typically occur within 30 days. There were $259.7 million of available for sale securities that are match funded with related custodial deposits. There are restrictions on the types of securities, as these are funded by certain custodial deposits where we set the cost of deposits based on the yield of the related securities. Mortgage servicing rights were $72.9 million at June 30, 2020 based on the fair value of the loan servicing, which are primarily GNMA servicing rights with 10-year call protection.

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Total Assets.   Total assets increased $3.1 billion, or 48%, to $9.4 billion at June 30, 2020 from $6.4 billion at December 31, 2019. The increase was due primarily to increases in loans held for sale of $1.8 billion, net loans receivable of $1.1 billion, mortgage loans in process of securitization of $248.9 million, and FHLB stock of $32.9 million. Partially offsetting the increase was a $103.5 million decrease in cash and cash equivalents and a $30.6 million decrease in securities available for sale.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $103.5 million, or 20%, to $403.2 million at June 30, 2020 from $506.7 million at December 31, 2019. The 20% decrease reflected strategies to manage cash and borrowings most cost-effectively for our increased funding activities.

Mortgage Loans in Process of Securitization.   Mortgage loans in process of securitization increased $248.9 million, or 92%, to $518.8 million at June 30, 2020, from $269.9 million at December 31, 2019. These represent loans that our banking subsidiary, Merchants Bank, has funded and are held pending settlement, primarily as GNMA mortgage-backed securities with a firm investor commitment to purchase the securities. The 92% increase was primarily due to a significant increase in the volume of loans that had not yet settled with government agencies.

Securities Available for Sale.   Securities available-for-sale decreased $30.6 million, or 11%, to $259.7 million at June 30, 2020. The decrease in securities available for sale was primarily due to purchases of $360.0 million, offset by calls, maturities, sales, and repayments of securities totaling $390.3 million during the period. We invest in available for sale securities primarily using funds from escrow deposits held at Merchants Bank, received in connection with our multi-family mortgage servicing activities. The available for sale securities are funded by, and paired with as to interest rates, escrow custodial deposits held at the Company on loans serviced by us. This portfolio of securities is structured to achieve a favorable interest rate spread.

Federal Home Loan Bank (“FHLB”) stock.   FHLB stock increased $32.9 million, or 161%, to $53.2 million at June 30, 2020. The increase in FHLB stock was due primarily to additional borrowing from the FHLB that allows us to manage our liquidity and funding costs more effectively. Additional stock purchases are required by the FHLB in order to facilitate increased borrowing capacity.

Loans Held for Sale.   Loans held for sale, comprised primarily of single-family residential real estate loan participations that meet Fannie Mae, Freddie Mac, or GNMA eligibility, increased $1.8 billion, or 85%, to $3.9 billion at June 30, 2020 from $2.1 billion at December 31, 2019. The increase in loans held for sale was due primarily to higher warehouse volumes for the six months ended June 30, 2020.

Loans Receivable, Net.   Loans receivable, net, which are comprised of loans held for investment, increased $1.1 billion, or 37%, to $4.1 billion at June 30, 2020 compared to $3.0 billion at December 31, 2019. The increase in net loans receivable was comprised primarily of:

Merchants Bancorp

●	an increase of $522.1 million, or 68%, in mortgage warehouse lines of credit, to $1.3 billion at June 30, 2020,
●	an increase of $501.7 million, or 37%, in multi-family and healthcare financing loans, to $1.8 billion at June 30, 2020, and
●	an increase of $58.0 million, or 14%, in residential real estate, to $471.8 million at June 30, 2020.

The increase in mortgage warehouse lines of credit was primarily due to an increase in single-family refinancing activity associated with lower market interest rates. Our growth in this business was higher than the industry overall. We reported a 204% increase in mortgage warehouse volumes for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, while the forecast is for an 81% industry increase in single-family residential loan volumes for the same period, according to the Mortgage Bankers Association.

The increase in multi-family and healthcare financing was due to higher origination volume for construction, bridge and other loans generated through our Multi-family segment that will remain on our balance sheet until they convert to permanent financing or are otherwise paid off over an average of one to three years.

The increase in residential real estate loans was primarily due to growth in first-lien HELOC loans.

As of June 30, 2020, approximately 94% of the total net loans at Merchants Bank reprice within three months.

Allowance for Loan Losses. The allowance for loan losses of $20.5 million at June 30, 2020 increased $4.7 million compared to December 31, 2019, primarily reflecting increases associated with loan growth and uncertainties surrounding the COVID-19 pandemic. Loan growth drove approximately $3.7 million, or 79%, of the $4.7 million increase, while additional provision associated with the COVID-19 pandemic represented approximately $595,000, or 13% of the increase.

The $3.7 million increase in the allowance for loan losses associated with loan growth compared to December 31, 2019 was largely driven by the 68% growth in mortgage warehouse loans and 37% growth in multi-family & healthcare financing loans compared to December 31, 2019. Loss factors applied to mortgage warehouse loans have traditionally represented the lowest loss factors of all loan categories utilized to compute allowances for loan losses. At June 30, 2020, the higher concentration of warehouse loans, which have lower loss factors in the allowance, has contributed to the overall percentage of the allowance for loan losses to total loans to decrease by 3 basis points, from .52% at December 31, 2019, to .49% at June 30, 2020.

The Company has minimal direct exposure to consumer, commercial, and other small businesses that may be negatively impacted by COVID-19, but management has analyzed and increased the qualitative factors in these and other loan categories for potential future loan losses attributable to COVID-19. Accordingly, the Company increased the allowance by approximately $595,000 since December 31, 2019. As of June 30, 2020, management did not see significant disruption with existing customers related to COVID-19. However, Merchants did grant customer requests to defer payments on 52 loans with unpaid balances of $80.6 million. If any of these 52 loans were not already classified on the Special Mention (Watch) list, they have been added to a new category of Special Mention (Watch) loans specifically related to COVID-19 deferral arrangements. Because it is still too early to know the full extent of potential future losses associated with the impact of COVID-19, the Company continues to monitor the situation and may need to adjust future expectations with additional increases to its provision for loan losses as developments occur throughout the remainder of 2020.

Also influencing the overall level of the allowance for loan losses is our differentiated strategy to typically hold loans with shorter durations and to maintain strict underwriting standards that enable us to sell the majority of our loans to government agencies.

Merchants Bancorp

Goodwill.   Goodwill of $15.8 million at June 30, 2020 remained unchanged compared to December 31, 2019. As of June 30, 2020, the Company’s market capitalization was above its book value, despite stock market volatility related to the COVID-19 pandemic. Given the continued strength of the Company’s results, we do not believe there exists any impairment to goodwill or intangible assets.

Mortgage Servicing Rights.   Mortgage servicing rights decreased $1.5 million, or 2%, to $72.9 million at June 30, 2020 compared to $74.4 million at December 31, 2019. During the six months ended June 30, 2020, originated and purchased servicing of $7.9 million was offset by paydowns of $2.5 million and a fair value decrease of $7.0 million. Mortgage servicing rights are recognized in connection with sales of loans when we retain servicing of the sold loans, as well as upon purchases of loan servicing portfolios. The mortgage servicing rights are recorded and carried at fair value. The fair value decrease recorded during the six months ended June 30, 2020 was driven primarily by the decline in short term interest rates that drive the valuation of escrow deposits held in conjunction with the servicing, and the decline in multi-family mortgage rates that increased borrower prepayment assumptions. Further decreases in interest rates could result in additional reductions to fair market values. The opposite could occur if interest rates increase.

Deposits.   Deposits increased $1.4 billion, or 26%, to $6.9 billion at June 30, 2020 from $5.5 billion at December 31, 2019. The increase was primarily due to growth in traditional and brokered demand accounts that were partially offset by lower levels of brokered certificates of deposits, as we shifted to utilize more cost-effective funding to match the expected duration of our loans, including borrowing through the Federal Reserve discount window.

Demand deposits increased $1.5 billion, or 71%, to $3.6 billion at June 30, 2020, while savings deposits increased $468.9 million, or 39%, to $1.7 billion at June 30, 2020. Certificates of deposit accounts decreased $528.8 million, or 24%, to $1.6 billion at June 30, 2020, primarily driven by the decrease in brokered deposits outstanding period to period.

To fund the significant growth in loans that have relatively short durations, we have increased our use of total brokered deposits by 9%, to $2.4 billion at June 30, 2020 from $2.2 billion at December 31, 2019.

●	Brokered certificates of deposit accounts decreased $600.8 million, or 31%, to $1.4 billion at June 30, 2020 from $2.0 billion at December 31, 2019. The decrease reflected our shift to utilize more cost-effective funding to match the expected duration of our loans, including borrowing through the Federal Reserve discount window.
●	Brokered savings deposits increased $208.6 million, or 113%, to $393.2 million at June 30, 2020 from $184.6 million at December 31, 2019.
●	Brokered demand deposit accounts increased by $590.1 million, to $600.1 million at June 30, 2020 from $10.0 million at December 31, 2019.

Although our brokered deposits are short-term in nature, they may be more rate sensitive compared to other sources of funding. In the future, those depositors may not replace their brokered deposits with us as they mature, or we may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or other sources of funds. Not being able to maintain or replace those deposits as they mature would adversely affect our liquidity. Additionally, if Merchants Bank does not maintain its well-capitalized position, it may not accept or renew any brokered deposits without a waiver granted by the FDIC.

Total interest-bearing deposits increased $1.1 billion, or 21%, to $6.3 billion at June 30, 2020, primarily due to the increase in custodial deposits from customers that are experiencing significant refinancing activity. Total noninterest-bearing deposits increased $329.2 million, or 121%, to $601.3 million at June 30, 2020.

Borrowings.   Borrowings totaled $1.8 billion at June 30, 2020, an increase of $1.6 billion, or 871%, from December 31, 2019, in order to maintain an appropriate level of cash to fund our businesses. Depending on rates and timing, borrowing can be, and has been during the six months ended June 30, 2020, a more effective liquidity

Merchants Bancorp

management alternative than utilizing brokered certificates of deposits. The Company has also started utilizing the Federal Reserve’s discount window which is contributing to lower interest expenses.

During this time of unprecedented loan growth at Merchants, we also increased our borrowing capacity based on available collateral. As of June 30, 2020, we had $1.9 billion in unused lines of credit, compared to $1.5 billion at December 31, 2019.

Total Shareholders’ Equity.   Total shareholders’ equity increased $54.5 million, or 8%, to $708.2 million at June 30, 2020 compared to December 31, 2019. The increase resulted primarily from net income of $65.7 million, which was partially offset by dividends paid on common and preferred shares of $4.6 million and $7.2 million, respectively, during the period.

Asset Quality

In response to the COVID-19 pandemic, we migrated employees to work-from-home arrangements in mid-March 2020 and have continued operating without disruption to our customers. We have also assessed our internal control environment and believe we have the necessary precautions in place to ensure business continuity.

The Company believes it has minimal direct exposure to consumer, commercial and other small businesses that may be negatively impacted by COVID-19. As of June 30, 2020, Merchants granted customer requests to defer payments on 52 loans with unpaid balances of $80.6 million, representing 1.0% of total loans receivable and loans held for sale. Management has also assisted small businesses that could benefit from the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, particularly in the SBA’s Paycheck Protection Program (“PPP”). As of June 30, 2020, the Company has funded approximately $88 million in loans to small businesses under this program since it launched on April 3, 2020.

Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $6.7 million, or 0.16%, of total loans at June 30, 2020, compared to $4.7 million, or 0.15%, of total loans at December 31, 2019 and $3.8 million, or 0.16%, at June 30, 2019. The increase compared to December 31, 2019 was primarily related to one collateralized agricultural loan that was delinquent greater than 90 days, with repayment still anticipated.

As a percentage of nonperforming loans, the allowance for loan losses was 307.2% at June 30, 2020 compared to 338.6% at December 31, 2019 and 331.5% at June 30, 2019. The decreases compared to both periods were primarily due to the increase in the nonperforming loans.

Total loans greater than 30 days past due were $8.9 million at June 30, 2020, $12.6 million at December 31, 2019, and $5.6 million at June 30, 2019.

Traditional Special Mention (Watch) loans were $46.4 million at June 30, 2020, compared to $60.3 million at December 31, 2019 and $57.8 million at June 30, 2019. The decreases primarily reflected the payment of outstanding balances and completion of certain construction projects with cost over-runs that had been funded by the borrowers. An additional category of Special Mention (Watch) loans has been added as of June 30, 2020 to include the additional $63.9 million in arrangements related to COVID-19 deferral plans that were not already included in the traditional Special Mention loans category. Classified (substandard, doubtful and loss) loans were $14.1 million at June 30, 2020, $12.5 million at December 31, 2019 and $13.8 million at June 30, 2019. Although we currently do not anticipate COVID-19 to have a material increase to Special Mention or Classified loans, given the industries in which we provide funding, we continue to monitor the situation.

During the three months ended June 30, 2020 there were $131,000 of charge-offs and no recoveries, compared to $857,000 of charge-offs and no recoveries for the three months ended June 30, 2019.

Merchants Bancorp

For the six months ended June 30, 2020, there were $132,000 of charge-offs and $44,000 of recoveries, compared to $857,000 of charge-offs and $3,000 of recoveries for the six months ended June 30, 2019.

Comparison of Operating Results for the Three Months Ended June 30, 2020 and 2019

General.   Net income for the three months ended June 30, 2020 was $41.2 million, an increase of $24.7 million, or 150%, from net income of $16.4 million for the three months ended June 30, 2019. The increase was primarily due to a $23.3 million, or 83% increase in net interest income that reflected significant growth in mortgage warehouse and multi-family loans, and an increase of $8.0 million, or 88% increase in gain on sale of loans, primarily from higher growth in single-family mortgages. Also contributing to the increase in net income was a $4.3 million, or 381%, increase in mortgage warehouse fees and a $3.2 million increase in loan servicing fees that reflected a lower negative fair market value adjustment to mortgage servicing rights.

Partially offsetting the increases to net income was an $8.9 million increase in the provision for income taxes due to the 154% increase in pre-tax income, and a $4.4 million increase in noninterest expenses, reflecting higher salaries and employee benefits to support the strong growth in our businesses, as well as increases in deposit insurance expenses associated with higher deposit levels. Additionally, there was a $1.6 million increase in the provision for loan losses primarily to reflect loan growth.

Net Interest Income.    Net interest income increased $23.3 million, or 83%, to $51.2 million for the three months ended June 30, 2020, compared with the three months ended June 30, 2019. The 83% increase was due to a $4.0 billion increase in our average interest earning assets and a 9 basis point increase in our interest rate spread, to 2.31%, for the three months ended June 30, 2020 from 2.22% for the three months ended June 30, 2019.

Our net interest margin decreased 7 basis points, to 2.42%, for the three months ended June 30, 2020 from 2.49% for the three months ended June 30, 2019. The decline in net interest margin reflected lower overall market interest rates.

Interest Income.   Interest income increased $19.4 million, or 40%, to $68.2 million for the three months ended June 30, 2020, compared with the three months ended June 30, 2019. This increase was primarily attributable to a $21.6 million increase in interest on loans and loans held for sale from higher volumes and was partially offset by lower overall market interest rates.

The average balance of loans, including loans held for sale, during the three months ended June 30, 2020 increased $3.4 billion, or 94%, to $6.9 billion from $3.6 billion for the three months ended June 30, 2019, while the average yield on loans decreased 104 basis points, to 3.71%, for the three months ended June 30, 2020, compared to 4.75% for the three months ended June 30, 2019. The increase in average balances of loans and loans held for sale was primarily due to significant increases in warehouse funding and multi-family volume. The decrease in the average yield on loans was due to the overall decrease in interest rates in the economy period to period.

The average balance of interest-earning deposits and other increased $530.8 million, or 121%, to $971.4 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, while the average yield decreased 236 basis points, to 0.28%, for the three months ended June 30, 2020.

The average balance of mortgage loans in process of securitization increased $133.7 million, or 69%, to $328.1 million for the three months ended June 30, 2020, compared to $194.4 million for the three months ended June 30, 2019, while the average yield decreased 95 basis points to 3.11% for the three months ended June 30, 2020.

Interest Expense.   Total interest expense decreased $3.9 million, or 19%, to $17.0 million for the three months ended June 30, 2020, compared with the three months ended June 30, 2019.

Interest expense on deposits decreased $3.9 million, or 20%, to $15.4 million for the three months ended June 30, 2020 from the three months ended June 30, 2019. The decrease was attributable to a 116 basis point decrease in the

Merchants Bancorp

average cost of interest-bearing deposits, to 0.88% for the three months ended June 30, 2020 from 2.04% for the same period in 2019. The decrease in the cost of deposits was primarily due to custodial interest-bearing checking accounts that are tied to lower short-term LIBOR rates, lower rates on brokered certificates of deposits, and the overall decrease in interest rates in the economy period to period. The lower rates were partially offset by a $3.2 billion, or 84%, increase in the average balance of interest-bearing deposits, to $7.0 billion for the three months ended June 30, 2020. The increase in the average balance of interest-bearing deposits was primarily due to growth in certificates of deposits and interest-bearing checking accounts.

Interest expense on borrowings increased $77,000 or 5%, to $1.6 million for the three months ended June 30, 2020 from $1.5 million for the three months ended June 30, 2019. The increase was due primarily to a $400.6 million, or 340%, increase in the average balance of borrowings outstanding for the three months ended June 30, 2020 that was partially offset by a 388 basis point decrease in the average cost of borrowings of 1.22%, compared to 5.10% for the three months ended June 30, 2019. The higher average balances for the three months ended June 30, 2020 reflected an increase in borrowing from the FHLB and the Federal Reserve discount window at much lower rates. Partially offsetting the lower FHLB and Federal Reserve borrowing rates, were short-term subordinated debt instruments that have carried a higher cost than our other categories of borrowing, as they include a variable interest rate equal to the one-month LIBOR rate plus an applicable margin. Additionally, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 0.48% and 3.31%, to an effective rate of 1.22% and 5.10% for the three months ended June 30, 2020 and 2019, respectively.

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

	Three Months Ended June 30,
	2020			2019
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-bearing deposits, and other	$971,350	$681	0.28%	$440,502	$2,899	2.64%
Securities available for sale - taxable	276,928	972	1.41%	266,950	1,477	2.22%
Securities available for sale - tax exempt	5,294	38	2.89%	9,052	53	2.35%
Mortgage loans in process of securitization	328,089	2,534	3.11%	194,411	1,967	4.06%
Loans and loans held for sale	6,936,368	63,979	3.71%	3,580,620	42,365	4.75%
Total interest-earning assets	8,518,029	68,204	3.22%	4,491,535	48,761	4.35%
Allowance for loan losses	(19,474)			(13,466)
Noninterest-earning assets	190,657			183,069
Total assets	$8,689,212			$4,661,138

Liabilities/Equity:
Interest-bearing checking	$2,656,105	$2,327	0.35%	$1,527,971	$7,567	1.99%
Savings deposits	176,546	27	0.06%	144,315	81	0.23%
Money market	1,402,562	3,966	1.14%	959,296	4,725	1.98%
Certificates of deposit	2,763,853	9,078	1.32%	1,174,106	6,971	2.38%
Total deposits	6,999,066	15,398	0.88%	3,805,688	19,344	2.04%
Borrowings	518,207	1,572	1.22%	117,647	1,495	5.10%
Total interest-bearing liabilities	7,517,273	16,970	0.91%	3,923,335	20,839	2.13%
Noninterest-bearing deposits	372,195			194,530
Noninterest-bearing liabilities	107,612			47,484
Total liabilities	7,997,080			4,165,349
Equity	692,132			495,789
Total liabilities and equity	$8,689,212			$4,661,138
Net interest income		$51,234			$27,922
Interest rate spread			2.31%			2.22%
Net interest-earning assets	$1,000,756			$568,200
Net interest margin			2.42%			2.49%
Average interest-earning assets to average interest-bearing liabilities			113.31%			114.48%

Provision for Loan Losses.   We recorded a provision for loan losses of $1.7 million for the three months ended June 30, 2020, an increase of $1.6 million, over the three months ended June 30, 2019. The allowance for loan losses was $20.5 million, or 0.49% of loans receivable, at June 30, 2020, compared to $15.8 million, or 0.52% of loans receivable at December 31, 2019, and $12.6 million, or 0.53%, at June 30, 2019. The increases in the allowance for loan losses compared to both prior periods reflected increases associated with loan growth and uncertainties surrounding COVID-19. Additional details are provided in the Allowance for Loan Losses portion of the Comparison of Financial Condition at June 30, 2020 and December 31, 2019. While it is too early to know the full extent of potential future losses associated with the impact of COVID-19, the Company continues to monitor the situation and may need to adjust future expectations as developments occur throughout the remainder of 2020.

Merchants Bancorp

Noninterest Income.   Noninterest income increased $16.3 million, or 165%, to $26.2 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily due to an $8.0 million, or 88%, increase in gain on sale of loans, to $17.1 million, for the three months ended June 30, 2020 compared to $9.1 million for the three months ended June 30, 2019, primarily from an increase in volume from single-family mortgage loans.

Also contributing to the increase in noninterest income was a $4.3 million increase in mortgage warehouse fees that reached $5.5 million for the three months ended June 30, 2020, related to the significant increase in loan volume compared to the year earlier period.

Additionally, a $3.2 million increase in loan servicing fees included a $500,000 negative adjustment to the fair value of mortgage servicing rights for the three months ended June 30, 2020, compared to a negative adjustment of $2.9 million for the three months ended June 30, 2019.

Noninterest Expense.   Noninterest expense increased $4.4 million, or 27%, to $20.3 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was due primarily to a $1.9 million, or 19% increase in salaries and employee benefits to support business growth. Also contributing to the increase was a $1.6 million increase in deposit insurance expense related to the growth in deposits and assets. The efficiency ratio was at 26.2% in the three months ended June 30, 2020, compared with 42.1% in the three months ended June 30, 2019.

Income Taxes.   Income tax expense increased $8.9 million, or 167%, to $14.2 million for the three months ended June 30, 2020 from the three months ended June 30, 2019. The increase was due primarily to a 154% increase in pretax income period to period. The effective tax rate was 25.7% for the three months ended June 30, 2020 and 24.5% for the three months ended June 30, 2019.

Comparison of Operating Results for the Six Months Ended June 30, 2020 and 2019

General.   Net income for the six months ended June 30, 2020 was $65.7 million, an increase of $38.7 million, or 143%, from net income of $27.0 million for the six months ended June 30, 2019. The increase was primarily due to a $37.5 million increase in net interest income, a $26.5 million increase in gain on sale of loans, and a $6.3 million increase in mortgage warehouse fees. Partially offsetting the increases was a $13.7 million increase in the provision for income taxes, a $13.6 million increase in noninterest expenses, a $4.0 million increase in the provision for loan losses, and a $2.3 million decrease in loan servicing fees related primarily to negative fair market value adjustments to mortgage servicing rights.

Net Interest Income.    Net interest income increased $37.5 million, or 72%, to $89.6 million for the six months ended June 30, 2020, compared with the six months ended June 30, 2019. The increase was due to a $3.5 billion increase in our average interest earning assets that offset an 8 basis point decrease in our interest rate spread, to 2.26%, for the six months ended June 30, 2020 from 2.34% for the six months ended June 30, 2019.

Our net interest margin decreased 21 basis points, to 2.41%, for the six months ended June 30, 2020 from 2.62% for the six months ended June 30, 2019. The decline in net interest margin reflected the flattening of the yield curve and lower overall market interest rates compared to the six months ended June 30, 2019.

Interest Income.   Interest income increased $40.2 million, or 45%, to $128.6 million for the six months ended June 30, 2020, compared with the six months ended June 30, 2019. This increase was primarily attributable to a $40.7 million increase in interest on loans and loans held for sale and a $2.3 million increase in interest on mortgage loans in process of securitization.

The average balance of loans, including loans held for sale, during the six months ended June 30, 2020 increased $2.8 billion, or 89%, to $6.0 billion from $3.2 billion for the six months ended June 30, 2019, reflecting significant increases in warehouse funding and multi-family volume. The average yield on loans decreased 93 basis points, to

Merchants Bancorp

3.96%, for the six months ended June 30, 2020, compared to 4.89% for the six months ended June 30, 2019, due to the overall decrease in interest rates in the economy period to period.

The average balance of interest-earning deposits and other increased $469.3 million, or 116%, to $874.6 million for the six months ended June 30, 2020 from $405.3 million for the six months ended June 30, 2019, while the average yield decreased 192 basis points, to 0.78%, for the six months ended June 30, 2020.

The average balance of mortgage loans in process of securitization increased $186.8 million, or 123%, to $338.9 million for the six months ended June 30, 2020, compared to $152.2 million for the six months ended June 30, 2019, while the average yield decreased 83 basis points to 3.16% for the six months ended June 30, 2020.

Interest Expense.   Total interest expense increased $2.7 million, or 7%, to $39.0 million for the six months ended June 30, 2020, compared with the six months ended June 30, 2019.

Interest expense on deposits increased $2.5 million, or 7%, to $36.0 million for the six months ended June 30, 2020 from the six months ended June 30, 2019. The increase was attributable to an increase in the average balance of interest-bearing deposits of $2.8 billion, or 82%, to $6.2 billion for the six months ended June 30, 2020, reflecting growth in certificates of deposit and interest-bearing checking accounts. The higher average balances were partially offset by an 83 basis point decrease in the average cost of interest-bearing deposits, to 1.17% for the six months ended June 30, 2020 from 2.00% for the same period in 2019, primarily due to the overall decrease in interest rates in the economy period to period.

Interest expense on borrowings increased $195,000, or 7%, to $3.0 million for the six months ended June 30, 2020 from $2.8 million for the six months ended June 30, 2019. The increase was due primarily to a $300.7 million, or 292%, increase in the average balance of borrowings outstanding for the six months ended June 30, 2020 that was nearly offset by a 400 basis point decrease in the average cost of borrowings of 1.50%, compared to 5.50% for the six months ended June 30, 2019. The higher average balances for the six months ended June 30, 2020 reflected an increase in borrowing from the FHLB and Federal Reserve discount window at much lower rates. Partially offsetting these lower borrowing rates, were short-term subordinated debt instruments that have carried a higher cost than our other categories of borrowing, as they include a variable interest rate equal to the one-month LIBOR rate plus an applicable margin. Additionally, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 0.66% and 3.47%, to an effective rate of 1.50% and 5.5% for the six months ended June 30, 2020 and 2019, respectively.

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

	Six Months Ended June 30,
	2020			2019
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-bearing deposits, and other	$874,585	$3,379	0.78%	$405,315	$5,426	2.70%
Securities available for sale - taxable	285,446	2,294	1.62%	279,654	3,028	2.18%
Securities available for sale - tax exempt	5,299	75	2.85%	10,747	149	2.80%
Mortgage loans in process of securitization	338,918	5,330	3.16%	152,152	3,012	3.99%
Loans and loans held for sale	5,974,346	117,543	3.96%	3,165,895	76,820	4.89%
Total interest-earning assets	7,478,594	128,621	3.46%	4,013,763	88,435	4.44%
Allowance for loan losses	(17,658)			(13,087)
Noninterest-earning assets	185,867			181,527
Total assets	$7,646,803			$4,182,203

Liabilities/Equity:

Interest-bearing checking	$2,360,536	$9,218	0.79%	$1,421,941	$14,001	1.99%
Savings deposits	169,850	85	0.10%	145,915	161	0.22%
Money market	1,272,905	8,541	1.35%	926,235	8,933	1.94%
Certificates of deposit	2,364,237	18,184	1.55%	897,910	10,476	2.35%
Total deposits	6,167,528	36,028	1.17%	3,392,001	33,571	2.00%
Borrowings	403,735	3,006	1.50%	103,081	2,811	5.50%
Total interest-bearing liabilities	6,571,263	39,034	1.19%	3,495,082	36,382	2.10%
Noninterest-bearing deposits	303,607			174,982
Noninterest-bearing liabilities	91,282			49,445
Total liabilities	6,966,152			3,719,509
Equity	680,651			462,694
Total liabilities and equity	$7,646,803			$4,182,203
Net interest income		$89,587			$52,053
Interest rate spread			2.26%			2.34%
Net interest-earning assets	$907,331			$518,681
Net interest margin			2.41%			2.62%
Average interest-earning assets to average interest-bearing liabilities			113.81%			114.84%

Provision for Loan Losses.   We recorded a provision for loan losses of $4.7 million for the six months ended June 30, 2020, an increase of $4.0 million, over the six months ended June 30, 2019. The allowance for loan losses was $20.5 million, or 0.49% of loans receivable at June 30, 2020, compared to $15.8 million, or 0.52% of loans receivable at December 31, 2019, and $12.6 million, or 0.53%, at June 30, 2019. The increases in the allowance for loan losses compared to both prior periods reflected increases associated with loan growth and uncertainties surrounding COVID-19. Additional details are provided in the Allowance for Loan Losses portion of the Comparison of Financial Condition at June 30, 2020 and December 31, 2019. While it is too early to know the full extent of potential future losses

Merchants Bancorp

associated with the impact of COVID-19, the Company continues to monitor the situation and may need to adjust future expectations as developments occur throughout the remainder of 2020.

Noninterest Income.   Noninterest income increased $32.6 million, or 241%, to $46.1 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily due to an $26.5 million, or 226%, increase in gain on sale of loans, to $38.3 million, for the six months ended June 30, 2020 compared to $11.7 million for the same period in 2019, from an increase in the volume of multi-family rental real estate and single-family mortgage loans.

Also contributing to the increase in noninterest income was a $6.3 million increase in mortgage warehouse fees that reached $8.2 million for the six months ended June 30, 2020, related to the significant increase in volume compared to the same period in 2019.

These increases were partially offset by a $2.3 million decrease in loan servicing fees that included a $7.0 million negative adjustment to the fair value of mortgage servicing rights for the six months ended June 30, 2020, compared to a negative adjustment of $4.4 million for the six months ended June 30, 2019.

Noninterest Expense.   Noninterest expense increased $13.6 million, or 47%, to $42.6 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was due primarily to a $7.5 million, or 41%, increase in salaries and employee benefits, reflecting an increase in commission expense associated with higher volume and additional employees to support business growth. Also contributing to the increase was a $3.1 million increase in deposit insurance expense related to the growth in deposits and assets. The efficiency ratio was at 31.4% in the six months ended June 30, 2020, compared with 44.2% in the six months ended June 30, 2019.

Income Taxes.   Income tax expense increased $13.7 million, or 155%, to $22.6 million for the six months ended June 30, 2020 from the six months ended June 30, 2019. The increase was due primarily to a 146% increase in pretax income period to period. The effective tax rate was 25.6% for the six months ended June 30, 2020 and 24.7% for the six months ended June 30, 2019.

Our Segments

We operate in three primary segments: Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. We believe that Merchants Bank’s subsidiary, Merchants Capital Corp. (“MCC”), which operates in our Multi-Family Mortgage Banking segment, is one of the largest FHA lenders and GNMA servicers in the country based on aggregate loan principal value. MCC originated and acquired $1.9 billion of loans during the six months ended June 30, 2020. As of June 30, 2020, MCC also had a $14.2 billion servicing portfolio for banks and investors, including $2.3 billion serviced for Merchants Bank. The servicing portfolio is primarily GNMA loans and is a significant source of our noninterest income and deposits.

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

Merchants Bancorp

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

For the three months ended June 30, 2020 and 2019, we had total net income of $41.2 million and $16.4 million, respectively, and for the six months ended June 30, 2020 and 2019, we had total net income of $65.7 million and $27.0 million, respectively. Net income for our three segments for the respective periods was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Multi-family Mortgage Banking	$3,651	$2,517	$9,050	$1,805
Mortgage Warehousing	27,712	6,320	40,149	10,152
Banking	11,812	8,408	19,762	17,177
Other	(2,013)	(806)	(3,216)	(2,125)

Total	$41,162	$16,439	$65,745	$27,009

Multi-family Mortgage Banking.

Comparison of results for the three months ended June 30, 2020 and 2019:

The Multi-family Mortgage Banking segment reported net income of $3.7 million for the three months ended June 30, 2020, an increase of $1.1 million, or 45%, from the $2.5 million net income reported for the three months ended June 30, 2019. The growth was primarily due to a lower negative fair market value adjustment to mortgage servicing rights compared to the three months ended June 30, 2019 and a $1.2 million increase in gain on sale of loans.

Partially offsetting the increases in net income was a $2.1 million increase in noninterest expenses, primarily due to an increase in salaries and employee benefits to support future growth in volume, in addition to a $558,000 increase in the provision for income taxes associated with higher pre-tax income compared to the three months ended June 30, 2019.

The three months ended June 30, 2020 included a $811,000 negative fair value adjustment to mortgage servicing rights, compared with a $2.9 million negative adjustment for the three months ended June 30, 2019.

The volume of loans originated and acquired for sale in the secondary market decreased by $44.3 million, to $182.1 million, for the three months ended June 30, 2020 compared to $226.4 million for the three months ended June 30, 2019.

Comparison of results for the six months ended June 30, 2020 and 2019:

The Multi-family Mortgage Banking segment reported net income of $9.1 million for the six months ended June 30, 2020, an increase of $7.2 million, or 401%, from the $1.8 million of net income reported for the six months ended June 30, 2019. The growth was primarily due to a $20.3 million increase in gain on sale of loans.

Partially offsetting the increase in gain on sale of loans was an $8.5 million increase in noninterest expenses, primarily due to an increase in salaries and employee benefits associated with higher commissions and additional employees to support future growth in volume, in addition to a $2.8 million increase in the provision for income taxes associated with significantly higher pre-tax income compared to the six months ended June 30, 2019.

Merchants Bancorp

Also partially offsetting the increase in gain on sale of loans compared to the prior year period were higher negative fair market value adjustments to mortgage servicing rights. The six months ended June 30, 2020 included a $7.3 million negative fair value adjustment to mortgage servicing rights, compared with a $4.4 million negative adjustment for the six months ended June 30, 2019.

The volume of loans originated and acquired for sale in the secondary market increased by $741.9 million, to $992.7 million, for the six months ended June 30, 2020 compared to $250.8 million for the six months ended June 30, 2019.

Mortgage Warehousing.

Comparison of results for the three months ended June 30, 2020 and 2019:

The Mortgage Warehousing segment reported net income for the three months ended June 30, 2020 of $27.7 million, an increase of $21.4 million, or 338%, over the $6.3 million reported for the three months ended June 30, 2019. The higher net income was primarily due to a $25.0 million, or 250%, increase in net interest income after provision for loan losses, associated with significantly higher volume. The volume of loans funded during the three months ended June 30, 2020 amounted to $28.6 billion, an increase of $19.1 billion, or 201%, compared to the same period in 2019. This compared favorably to the 85% industry increase in single-family residential loan volumes from the three months ended June 30, 2019 to the three months ended June 30, 2020, according to the Mortgage Bankers Association. Also contributing to the increase in net income for the three months ended June 30, 2020 compared to the prior year period was a $4.5 million, or 393%, increase in noninterest income that was offset by a $7.4 million increase in the provision for income taxes associated with a 344% higher pre-tax income.

Comparison of results for the six months ended June 30, 2020 and 2019:

The Mortgage Warehousing segment reported net income for the six months ended June 30, 2020 of $40.1 million, an increase of $30.0 million, or 295%, over the $10.2 million reported for the six months ended June 30, 2019. The higher net income was primarily due to a $35.1 million, or 210%, increase in net interest income after provision for loan losses, associated with significantly higher volume. The volume of loans funded during the six months ended June 30, 2020 amounted to $45.4 billion, an increase of $30.5 billion, or 204%, compared to the same period in 2019. This compared favorably to the 81% industry increase in single-family residential loan volumes from the six months ended June 30, 2019 to the six months ended June 30, 2020, according to the Mortgage Bankers Association. Also contributing to the increase in net income for the six months ended June 30, 2020 compared to the prior year period was a $6.5 million, or 344%, increase in noninterest income that was offset by a $10.2 million increase in the provision for income taxes associated with a 298% higher pre-tax income.

Banking.

Comparison of results for the three months ended June 30, 2020 and 2019:

The Banking segment reported net income of $11.8 million for the three months ended June 30, 2020, an increase of $3.4 million, or 40%, over the three months ended June 30, 2019. The increase was primarily due to an $8.2 million increase in noninterest income, reflecting significant growth in gain on sale of single-family mortgage loans. Partially offsetting this increase was a $2.8 million increase in the provision for loan losses reflecting loan growth and uncertainties associated with COVID-19, as well as a $1.3 million increase in the provision for income taxes to reflect the increase in pre-tax income and a $1.2 million increase in noninterest expenses that reflected higher deposit insurance related to the growth in deposits and assets compared to the prior year period.

Comparison of results for the six months ended June 30, 2020 and 2019:

The Banking segment reported net income of $19.8 million for the six months ended June 30, 2020, an increase of $2.6 million, or 15%, over the six months ended June 30, 2019. The increase was primarily due to an $8.0 million

Merchants Bancorp

increase in noninterest income, reflecting significant growth in gain on sale of single-family mortgage loans. Partially offsetting this increase was a $4.1 million increase in the provision for loan losses reflecting loan growth and uncertainties associated with COVID-19, as well as a $2.8 million increase in noninterest expenses that reflected higher deposit insurance related to the growth in deposits and assets compared to the prior year period.

Liquidity and Capital Resources

Liquidity.

Our primary sources of funds are business and consumer deposits, escrow and custodial deposits, principal and interest payments on loans, and proceeds from sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash, short-term investments, including interest-bearing demand deposits, mortgage loans in process of securitization, and loans held for sale. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $(2.0) billion and $(982.9) million for the six months ended June 30, 2020 and 2019, respectively. Net cash provided by (used in) investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $(1.1) billion and $(253.3) million for the six months ended June 30, 2020 and 2019, respectively. Net cash provided by financing activities, which is comprised primarily of net change in deposits and borrowings, was $3.0 billion and $1.4 billion for the six months ended June 30, 2020 and 2019, respectively.

At June 30, 2020, we had $1.1 billion in outstanding commitments to extend credit that are subject to credit risk and $2.8 billion outstanding commitments subject to certain performance criteria and cancellation by the Company, including loans pending closing, unfunded construction draws, and unfunded lines of warehouse credit. We anticipate that we will have sufficient funds available to meet our current loan origination commitments.

Within our role as a multi-family mortgage servicer for other banks and investors, we may be obligated to remit principal and interest payments to investors on certain loans regardless of the borrower’s ability to make payments, which could become more likely as a result of the COVID-19 pandemic. If there are situations where a borrower is granted a forbearance, the Company believes it has sufficient liquidity to cover these required advances. We have not approved any requests for forbearance in our multi-family portfolio that is serviced for others as of June 30, 2020 but remain confident in our ability to fund potential advances we may be required to make as a result of the COVID-19 pandemic.

Certificates of deposit that are scheduled to mature in less than one year from June 30, 2020 totaled $1.6 billion. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances, the Federal Reserve’s discount window, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Based on available collateral at June 30, 2020, we had access of up to an additional $1.9 billion in unused lines of credit. This liquidity enhances the ability to effectively manage interest expense and assets levels in the future. The Company began utilizing the Federal Reserve’s discount window during the three months ended June 30, 2020, which has contributed to lowering interest expenses.

Merchants Bancorp

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

Shareholders’ Equity. Shareholders’ equity was $708.2 million as of June 30, 2020, compared to $653.7 million as of December 31, 2019. The $54.5 million increase resulted primarily from the net income of $65.7 million, which was partially offset by dividends paid on common and preferred shares of $4.6 million and $7.2 million, respectively, during the period.

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

Merchants Bancorp

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

Common Shares/Dividends. As of June 30, 2020, the Company had 28,745,614 common shares issued and outstanding. In February 2020, the board of directors declared quarterly dividends at an annual rate of $0.32 per share.

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

At June 30, 2020, the Company, Merchants Bank, and FMBI met all of the regulatory capital requirements with Tier 1 leverage capital levels to be classified as well-capitalized, and management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s, Merchants Bank’s, or FMBI’s category.

At June 30, 2020, the Company reported a Tier 1 leverage capital level of $688.9 million, or 7.9% of adjusted total assets, which is slightly below the required level of $693.6 million, or 8.0%. The Company is expected to reach the 8% required level within the permitted two-quarter grace period. Merchants Bank reported a Tier 1 leverage capital level of $680.1 million, or 8.1% of adjusted total assets, which is above the required level of $674.6 million, or 8.0%; FMBI reported a Tier 1 leverage capital level of $22.7 million, or 9.5% of adjusted total assets, which is above the required level of $19.0 million, or 8.0%.

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

Merchants Bancorp

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

We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results reflect the analysis used quarterly by management. It models gradual -200, -100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period. The following table presents NII at Risk for Merchants Bank as of June 30, 2020 and December 31, 2019.

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
June 30, 2020:
Dollar change	$(2,600)	$(3,651)	$25,577	$51,574
Percent change	(1.1)%	(1.5)%	10.7%	21.6%

December 31, 2019:
Dollar change	$(10,311)	$(16,293)	$17,501	$34,703
Percent change	(7.8)%	(12.3)%	13.2%	26.2%

Our interest rate risk management policy limits the change in our net interest income to 20% for a +/- 100 basis point move in interest rates, and 30% for a +/- 200 basis point move in rates. At June 30, 2020 we estimated that we are within policy limits set by our board of directors for the -200, -100, +100, and +200 basis point scenarios.

The EVE results for Merchants Bank included in the table below reflect the analysis used quarterly by management. It models immediate -200, -100, +100 and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
June 30, 2020:
Dollar change	$(48,270)	$(35,296)	$(50,178)	$(54,203)
Percent change	(6.7)%	(4.9)%	(6.9)%	(7.5)%

December 31, 2019:
Dollar change	$(3)	$(1,154)	$(3,130)	$(7,615)
Percent change	—%	(0.2)%	(0.5)%	(1.2)%

Our interest rate risk management policy limits the change in our EVE to 15% for a +/- 100 basis point move in interest rates, and 20% for a +/- 200 basis point move in rates. We are within policy limits set by our board of directors

Merchants Bancorp

for the -200, -100, +100 and +200 basis point scenarios. The EVE reported at June 30, 2020 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective.

(b)        Changes in internal control.

There have been no changes in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Merchants Bancorp

Part II

Other Information

ITEM 1.       Legal Proceedings

None.

ITEM 1A.    Risk Factors

In addition to the risk factors previously disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the Company made the following update in its Form 10-Q for the quarter ended March 31, 2020, which has been further updated below for information as of June 30, 2020:

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

While the COVID-19 pandemic has minimally impacted our business and as of June 30, 2020 we had deferred payments on only 52 loans with unpaid balances of $80.6 million and we believe deferrals may better position customers to resume their regular payments to us in the future, these deferrals, and any additional deferrals may negatively impact our revenue and other results of operations at least in the near term, may produce additional requests for deferrals and/or for extensions and modifications beyond what we anticipate, and we may not be as successful as we expect in managing our credit risk, resulting in higher credit losses in our lending portfolio.

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

3.4	Second Amended and Restated By-Laws of Merchants Bancorp. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 20, 2018)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

Merchants Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Merchants Bancorp

Date:	August 10, 2020	By:	/s/ Michael F. Petrie
Michael F. Petrie
Chairman & Chief Executive Officer

Date:	August 10, 2020	By:	/s/ John F. Macke
John F. Macke Chief Financial Officer
(Principal Financial & Accounting Officer)