Form 10-Q
period 2020-09-30
Merchants Bancorp
filed 2020-11-09
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 001-38258	MERCHANTS BANCORP
(Exact name of registrant as specified in its charter)

Indiana	20-5747400
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

410 Monon Blvd. Carmel, Indiana	46032
(Address of principal executive office)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value	MBIN	NASDAQ
Series A Preferred Stock, without par value	MBINP	NASDAQ
Depositary Shares, each representing a 1/40th interest in a share of Series B Preferred Stock, without par value	MBINO	NASDAQ

As of November 2, 2020, the latest practicable date, 28,745,614 shares of the registrant’s common stock, without par value, were issued and outstanding.

Merchants Bancorp

Part I – Financial Information

Item 1. Financial Statements

Merchants Bancorp

Condensed Consolidated Balance Sheets

September 30, 2020 (Unaudited) and December 31, 2019

(In thousands, except share data)

	September 30,	December 31,
	2020	2019
Assets
Cash and due from banks	$9,276	$13,909
Interest-earning demand accounts	419,926	492,800
Cash and cash equivalents	429,202	506,709
Securities purchased under agreements to resell	6,616	6,723
Mortgage loans in process of securitization	374,721	269,891
Available for sale securities	278,861	290,243
Federal Home Loan Bank (FHLB) stock	70,656	20,369
Loans held for sale (includes $41,418 and $19,592, respectively at fair value)	3,319,619	2,093,789
Loans receivable, net of allowance for loan losses of $23,436 and $15,842, respectively	4,857,554	3,012,468
Premises and equipment, net	29,261	29,274
Mortgage servicing rights	75,772	74,387
Interest receivable	19,130	18,359
Goodwill	15,845	15,845
Intangible assets, net	2,657	3,799
Other assets and receivables	50,581	30,072
Total assets	$9,530,475	$6,371,928
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$666,081	$272,037
Interest-bearing	6,418,566	5,206,038
Total deposits	7,084,647	5,478,075
Borrowings	1,618,201	181,439
Other liabilities	70,492	58,686
Total liabilities	8,773,340	5,718,200
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 50,000,000 shares
Issued and outstanding - 28,745,614 shares at September 30, 2020 and 28,706,438 shares at December 31, 2019	136,103	135,640
Preferred stock, without par value - 5,000,000 total shares authorized
8% Preferred stock - $1,000 per share liquidation preference
Authorized - 50,000 shares
Issued and outstanding - 41,625 shares	41,581	41,581
7% Series A Preferred stock - $25 per share liquidation preference
Authorized - 3,500,000 shares
Issued and outstanding - 2,081,800 shares	50,221	50,221
6% Series B Preferred stock - $1,000 per share liquidation preference
Authorized - 125,000 shares
Issued and outstanding - 125,000 shares (equivalent to 5,000,000 depositary shares)	120,844	120,844
Retained earnings	407,979	304,984
Accumulated other comprehensive income	407	458
Total shareholders' equity	757,135	653,728
Total liabilities and shareholders' equity	$9,530,475	$6,371,928

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Income (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest Income
Loans	$71,857	$52,779	$189,400	$129,599
Mortgage loans in process of securitization	3,250	1,422	8,580	4,434
Investment securities:
Available for sale - taxable	431	1,604	2,725	4,632
Available for sale - tax exempt	37	68	112	217
Federal Home Loan Bank stock	531	262	1,217	742
Other	152	3,626	2,845	8,572
Total interest income	76,258	59,761	204,879	148,196
Interest Expense
Deposits	9,104	26,039	45,132	59,610
Borrowed funds	1,832	1,098	4,838	3,909
Total interest expense	10,936	27,137	49,970	63,519
Net Interest Income	65,322	32,624	154,909	84,677
Provision for loan losses	2,981	1,193	7,724	1,947
Net Interest Income After Provision for Loan Losses	62,341	31,431	147,185	82,730
Noninterest Income
Gain on sale of loans	29,498	8,312	67,748	20,059
Loan servicing fees, net	(643)	(1,410)	(4,870)	(3,318)
Mortgage warehouse fees	6,833	2,699	15,054	4,590
Gains on sale of investments available for sale (includes $441, $0, $441, and $124, respectively, related to accumulated other comprehensive earnings reclassifications)	441	—	441	124
Other income	2,528	1,251	6,374	2,931
Total noninterest income	38,657	10,852	84,747	24,386
Noninterest Expense
Salaries and employee benefits	16,567	9,139	42,635	27,671
Loan expenses	2,944	1,248	6,147	3,527
Occupancy and equipment	1,420	994	4,295	2,816
Professional fees	712	508	2,007	1,500
Deposit insurance expense	1,404	859	5,041	1,354
Technology expense	903	674	2,229	1,775
Other expense	2,434	2,100	6,605	5,834
Total noninterest expense	26,384	15,522	68,959	44,477
Income Before Income Taxes	74,614	26,761	162,973	62,639
Provision for income taxes (includes $(97), $0, $(97), and $(31), respectively, related to income tax (expense)/benefit for reclassification items)	19,612	6,502	42,226	15,371
Net Income	$55,002	$20,259	$120,747	$47,268
Dividends on preferred stock	(3,618)	(3,022)	(10,855)	(5,598)
Net Income Allocated to Common Shareholders	51,384	17,237	109,892	41,670
Basic Earnings Per Share	$1.79	$0.60	$3.82	$1.45
Diluted Earnings Per Share	$1.79	$0.60	$3.82	$1.45
Weighted-Average Shares Outstanding
Basic	28,745,614	28,706,438	28,741,395	28,704,682
Diluted	28,778,462	28,744,953	28,766,756	28,742,911

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Income	$55,002	$20,259	$120,747	$47,268
Other Comprehensive Income (Loss):
Net change in unrealized gains/(losses) on investment securities available for sale, net of tax (expense)/benefits of $(22), $(7), $(91), and $(352), respectively	43	52	293	1,095
Less: Reclassification adjustment for gains included in net income, net of tax (expense) of $(97), $0, $(97), and $(31), respectively	344	—	344	93
Other comprehensive income (loss) for the period	(301)	52	(51)	1,002
Comprehensive Income	$54,701	$20,311	$120,696	$48,270

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2020

										Accumulated
										Other
	Common Stock		8% Preferred Stock		7% Preferred Stock		6% Preferred Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income	Total
Balance, January 1, 2020	28,706,438	$135,640	41,625	$41,581	2,081,800	$50,221	125,000	$120,844	$304,984	$458	$653,728
Net income	—	—	—	—	—	—	—	—	24,583	—	24,583
Shares issued for stock compensation plans, net of taxes withheld to satisfy employee tax obligations	36,046	106	—	—	—	—	—	—	—	—	106
Dividends on 8% preferred stock, $80.00 per share, annually	—	—	—	—	—	—	—	—	(833)	—	(833)
Dividends on 7% preferred stock, $1.75 per share, annually	—	—	—	—	—	—	—	—	(910)	—	(910)
Dividends on 6% preferred stock, $60.00 per share, annually	—	—	—	—	—	—	—	—	(1,875)	—	(1,875)
Dividends on common stock, $0.32 per share, annually	—	—	—	—	—	—	—	—	(2,298)	—	(2,298)
Other comprehensive income	—	—	—	—	—	—	—	—	—	468	468
Balance, March 31, 2020	28,742,484	$135,746	41,625	$41,581	2,081,800	$50,221	125,000	$120,844	$323,651	$926	$672,969
Net income	—	—	—	—	—	—	—	—	41,162	—	41,162
Shares issued for stock compensation plans	3,130	203	—	—	—	—	—	—	—	—	203
Dividends on 8% preferred stock, $80.00 per share, annually	—	—	—	—	—	—	—	—	(833)	—	(833)
Dividends on 7% preferred stock, $1.75 per share, annually	—	—	—	—	—	—	—	—	(911)	—	(911)
Dividends on 6% preferred stock, $60.00 per share, annually	—	—	—	—	—	—	—	—	(1,875)	—	(1,875)
Dividends on common stock, $0.32 per share, annually	—	—	—	—	—	—	—	—	(2,299)	—	(2,299)
Other comprehensive income	—	—	—	—	—	—	—	—	—	(218)	(218)
Balance, June 30, 2020	28,745,614	$135,949	41,625	$41,581	2,081,800	$50,221	125,000	$120,844	$358,895	$708	$708,198
Net income	—	—	—	—	—	—	—	—	55,002	—	55,002
Shares issued for stock compensation plans	—	154	—	—	—	—	—	—	—	—	154
Dividends on 8% preferred stock, $80.00 per share, annually	—	—	—	—	—	—	—	—	(832)	—	(832)
Dividends on 7% preferred stock, $1.75 per share, annually	—	—	—	—	—	—	—	—	(911)	—	(911)
Dividends on 6% preferred stock, $60.00 per share, annually	—	—	—	—	—	—	—	—	(1,875)	—	(1,875)
Dividends on common stock, $0.32 per share, annually	—	—	—	—	—	—	—	—	(2,300)	—	(2,300)
Other comprehensive income	—	—	—	—	—	—	—	—	—	(301)	(301)
Balance, September 30, 2020	28,745,614	$136,103	41,625	$41,581	2,081,800	$50,221	125,000	$120,844	$407,979	$407	$757,135

See notes to condensed consolidated financial statements

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2019

(In thousands, except share data)

										Accumulated
										Other
	Common Stock		8% Preferred Stock		7% Preferred Stock		6% Preferred Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance, January 1, 2019	28,694,036	$135,057	41,625	$41,581	—	$—	—	$—	$244,909	$(310)	$421,237
Net income	—	—	—	—	—	—	—	—	10,570	—	10,570
Shares issued for stock compensation plans	10,127	133	—	—	—	—	—	—	—	—	133
Issuance of 7% preferred stock, net of offering expenses of $1,731	—	—	—	—	2,000,000	48,269	—	—	—	—	48,269
Dividends on 8% preferred stock, $80.00 per share, annually	—	—	—	—	—	—	—	—	(833)	—	(833)
Dividends on common stock, $0.28 per share, annually	—	—	—	—	—	—	—	—	(2,009)	—	(2,009)
Other comprehensive income	—	—	—	—	—	—	—	—	—	464	464
Balance, March 31, 2019	28,704,163	$135,190	41,625	$41,581	2,000,000	$48,269	—	$—	$252,637	$154	$477,831
Net income	—	—	—	—	—	—	—	—	16,439	—	16,439
Shares issued for stock compensation plans	2,275	184	—	—	—	—	—	—	—	—	184
Issuance of 7% preferred stock, net of offering expenses of $69	—	—	—	—	955,800	23,826	—	—	—	—	23,826
Dividends on 8% preferred stock, $80.00 per share, annually	—	—	—	—	—	—	—	—	(832)	—	(832)
Dividends on 7% preferred stock, $1.75 per share, annually	—	—	—	—	—	—	—	—	(911)	—	(911)
Dividends on common stock, $0.28 per share, annually	—	—	—	—	—	—	—	—	(2,010)	—	(2,010)
Other comprehensive income	—	—	—	—	—	—	—	—	—	486	486
Balance, June 30, 2019	28,706,438	135,374	41,625	41,581	2,955,800	72,095	—	—	265,323	640	$515,013
Net income	—	—	—	—	—	—	—	—	20,259	—	20,259
Shares issued for stock compensation plans	—	133	—	—	—	—	—	—	—	—	133
Issuance of 6% preferred stock, net of offering expenses of $4,138	—	—	—	—	—	—	125,000	120,863	—	—	120,863
Repurchase of 7% preferred stock	—	—	—	—	(874,000)	(21,850)	—	—	—	—	(21,850)
Dividends on 8% preferred stock, $80.00 per share, annually									(833)	—	(833)
Dividends on 7% preferred stock, $1.75 per share, annually									(1,293)	—	(1,293)
Dividends on 6% preferred stock, $7.166667 per share	—	—	—	—	—	—	—	—	(896)	—	(896)
Dividends on common stock, $0.28 per share, annually	—	—	—	—	—	—	—	—	(2,009)	—	(2,009)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	52	52
Balance, September 30, 2019	28,706,438	$135,507	41,625	$41,581	2,081,800	$50,245	125,000	$120,863	$280,551	$692	$629,439

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2020 and 2019

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities:
Net income	$120,747	$47,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,409	436
Provision for loan losses	7,724	1,947
Gain on sale of securities	(441)	(124)
Gain on sale of loans	(67,748)	(20,059)
Proceeds from sales of loans	63,058,544	20,483,906
Loans and participations originated and purchased for sale	(64,230,337)	(22,133,767)
Change in mortgage servicing rights for paydowns and fair value adjustments	13,021	10,492
Net change in:
Mortgage loans in process of securitization	(104,830)	(64,495)
Other assets and receivables	(20,576)	(4,839)
Other liabilities	12,314	11,155
Other	1,947	4,249
Net cash used in operating activities	(1,208,226)	(1,663,831)
Investing activities:
Net change in securities purchased under agreements to resell	107	115
Purchases of available for sale securities	(434,331)	(382,385)
Proceeds from the sale of available for sale securities	4,347	31,083
Proceeds from calls, maturities and paydowns of available for sale securities	441,181	375,095
Purchases of loans	(236,358)	(61,848)
Net change in loans receivable	(1,614,787)	(637,957)
Purchase of limited partnership interests and other tax credits	(2,074)	—
Purchase of FHLB stock	(50,854)	(14,085)
Proceeds from sale of FHLB stock	567	3,251
Purchases of premises and equipment	(1,430)	(12,273)
Other investing activities	(730)	124
Net cash used in investing activities	(1,894,362)	(698,880)
Financing activities:
Net change in deposits	1,606,572	2,268,637
Proceeds from borrowings	31,577,468	6,887,077
Repayment of borrowings	(30,143,465)	(6,899,275)
Proceeds from notes payable	2,759	6,118
Payments on notes payable	—	(29,700)
Proceeds from issuance of preferred stock	—	192,958
Redemption of preferred stock	—	(21,850)
Payments of contingent consideration	(501)	(1,176)
Dividends	(17,752)	(11,626)
Net cash provided by financing activities	3,025,081	2,391,163
Net Change in Cash and Cash Equivalents	(77,507)	28,452
Cash and Cash Equivalents, Beginning of Period	506,709	336,524
Cash and Cash Equivalents, End of Period	$429,202	$364,976
Additional Cash Flows Information:
Interest paid	$57,940	$54,522
Income taxes paid	35,522	13,871

See notes to condensed consolidated financial statements.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Merchants Bancorp, a registered bank holding company (the “Company”) and its wholly owned subsidiaries, Merchants Bank of Indiana (“Merchants Bank”) and Farmers-Merchants Bank of Illinois (“FMBI”). Merchants Bank’s direct and indirect subsidiaries include Merchants Capital Corp. (“MCC”), Merchants Capital Servicing, LLC (“MCS”), Ash Realty Holdings, LLC (“Ash Realty”), MBI Midtown West, LLC (“MMW”), Natty Mac Funding, Inc. (“NMF”), which became dormant in the first quarter of 2019 after the Company’s acquisition of the assets of NattyMac, LLC (“NattyMac”), and OneTrust Funding, Inc. In August 2019 the Company formed PR Mortgage Investment, LP (“PRMI”), PRMIGP, LLC (“PRMIGP”), and PR Mortgage Investment Management, LLC (“PRMIM”). In August 2020 the Company also formed Merchants Capital Investments, LLC (“MCI”) and Merchants Capital Tax Credit Equity Fund I, LP (“MCTCE-I”). All these entities are collectively referred to as the “Company”.

The accompanying unaudited condensed consolidated balance sheet of the Company as of December 31, 2019, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019, were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2019 in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of September 30, 2020 and the results of operations for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019. All interim amounts have not been audited and the results of operations for the three and nine months ended September 30, 2020, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of and for the period ended September 30, 2020 and 2019 include results from the Company, and its wholly owned subsidiaries, Merchants Bank, and FMBI. Also included are Merchants Bank’s wholly owned subsidiaries, MCC, MCC’s wholly owned subsidiary, MCS, Ash Realty, NMF, MMW, and OneTrust Funding, Inc. The unaudited condensed consolidated financial statements as of and for the period ended September 30, 2020 also include PRMIGP and PRMIM, which are both 99% owned by Merchants Bank, and PRMI, which PRIMGP is the general partner of and Merchants Bank owns 50.4% of the total equity, as well as MCI owned 100% by MCC and its subsidiary MCTCE-I. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

pandemic could cause significant changes to these estimates compared to what was known at the time these financial statements were prepared.

Reclassifications

Certain reclassifications have been made to the 2019 financial statements to conform to the financial statement presentation as of and for the three and nine months ended September 30, 2020. These reclassifications had no effect on net income.

Note 2:   Securities Available For Sale

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities were as follows:

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Available-for-sale securities:
Treasury notes	$3,993	$34	$—	$4,027
Federal agencies	245,861	84	—	245,945
Municipals	5,937	87	—	6,024
Mortgage-backed - Government-sponsored entity (GSE) - residential	22,548	318	1	22,865
Total available-for-sale securities	$278,339	$523	$1	$278,861

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Available-for-sale securities:
Treasury notes	$4,744	$21	$—	$4,765
Federal agencies	244,986	24	37	244,973
Municipals	5,577	360	—	5,937
Mortgage-backed - Government-sponsored entity (GSE) - residential	34,357	213	2	34,568
Total available-for-sale securities	$289,664	$618	$39	$290,243

The amortized cost and fair value of available-for-sale securities at September 30, 2020 and December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Contractual Maturity	(In thousands)
Within one year	$3,497	$3,511	$23,250	$23,233
After one through five years	250,925	251,042	226,748	226,783
After five through ten years	516	549	—	—
After ten years	853	894	5,309	5,659
	255,791	255,996	255,307	255,675
Mortgage-backed - Government-sponsored entity (GSE) - residential	22,548	22,865	34,357	34,568
	$278,339	$278,861	$289,664	$290,243

During the three and nine months ended September 30, 2020, proceeds from sales of securities available-for-sale were $4.3 million, and a net gain of $441,000 was recognized, consisting of $441,000 in gains and $0 of losses. During the three months ended September 30, 2019, there were no sales of securities available for sale. During the nine months ended September 30, 2019, proceeds from sales of securities available-for-sale were $31.1 million, and a net gain of $124,000 was recognized, consisting of $361,000 in gains and $237,000 of losses.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019:

	September 30, 2020
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Available-for-sale securities:
Mortgage-backed - Government-sponsored entity (GSE) - residential	—	—	645	1	645	1
	$—	$—	$645	$1	$645	$1

	December 31, 2019
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Available-for-sale securities:
Federal agencies	94,963	37	—	—	94,963	$37
Mortgage-backed - Government-sponsored entity (GSE) - residential	809	2	—	—	809	2
	$95,772	$39	$—	$—	$95,772	$39

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

Note 3:   Mortgage Loans in Process of Securitization

Mortgage loans in process of securitization are recorded at fair value with changes in fair value recorded in earnings. These include multi-family rental real estate loan originations to be sold as Government National Mortgage Association (“GNMA”) mortgage backed securities and Fannie Mae and Freddie Mac participation certificates, all of which are pending settlement with firm investor commitments to purchase the securities, typically occurring within 30 days. The fair value increases recorded in earnings for mortgage loans in process of securitization totaled $3.2 million and $1.7 million at September 30, 2020 and 2019, respectively.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Loans receivable at September 30, 2020 and December 31, 2019 include:

	September 30,	December 31,
	2020	2019

	(In thousands)

Mortgage warehouse lines of credit	$1,647,521	$765,151
Residential real estate	572,527	413,835
Multi-family and healthcare financing	2,125,516	1,347,125
Commercial and commercial real estate	419,812	398,601
Agricultural production and real estate	101,636	85,210
Consumer and margin loans	13,978	18,388
	4,880,990	3,028,310
Less
Allowance for loan losses	23,436	15,842

Loans Receivable	$4,857,554	$3,012,468

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

As a secured repurchase agreement, collateral pledged to the Company secures each individual mortgage until the lender sells the loan in the secondary market. A traditional secured warehouse line of credit typically carries a base interest rate of 30-day LIBOR, or mortgage note rate plus or minus a margin.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Commercial Lending and Commercial Real Estate Loans (CML & CRE): The commercial lending and commercial real estate portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions, as well as loans to commercial customers to finance land and improvements. It also includes loans collateralized by mortgage servicing rights and loan sale proceeds of mortgage warehouse customers. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations. Small Business Association loans are included in this category, net of those to be sold.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following tables present, by loan portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2020 and 2019 and the recorded investment in loans and impairment method as of September 30, 2020:

	At or For the Three Months Ended September 30, 2020
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of period	$3,203	$2,310	$9,878	$4,343	$610	$153	$20,497
Provision (credit) for loan losses	874	504	1,566	13	21	3	2,981
Loans charged to the allowance	—	—	—	(94)	—	(10)	(104)
Recoveries of loans previously charged off	—	—	—	62	—	—	62
Balance, end of period	$4,077	$2,814	$11,444	$4,324	$631	$146	$23,436
Ending balance: individually evaluated for impairment	$—	18	—	1,162	—	—	$1,180
Ending balance: collectively evaluated for impairment	$4,077	$2,796	$11,444	$3,162	$631	$146	$22,256
Loans
Ending balance	$1,647,521	$572,527	$2,125,516	$419,812	$101,636	$13,978	$4,880,990
Ending balance individually evaluated for impairment	$—	$2,819	$—	$10,955	$2,224	$11	$16,009
Ending balance collectively evaluated for impairment	$1,647,521	$569,708	$2,125,516	$408,857	$99,412	$13,967	$4,864,981

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Three Months Ended September 30, 2019
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of period	$1,565	$1,929	$5,144	$3,271	$515	$180	$12,604
Provision (credit) for loan losses	533	63	753	(174)	14	4	1,193
Loans charged to the allowance	(107)	—	—	—	—	—	(107)
Recoveries of loans previously charged off	—	—	—	15	—	—	15
Balance, end of period	$1,991	$1,992	$5,897	$3,112	$529	$184	$13,705

	For the Nine Months Ended September 30, 2020
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of period	$1,913	$2,042	$7,018	$4,173	$523	$173	$15,842
Provision for loan losses	2,164	772	4,426	270	108	(16)	7,724
Loans charged to the allowance	—	—	—	(225)	—	(11)	(236)
Recoveries of loans previously charged off	—	—	—	106	—	—	106
Balance, end of period	$4,077	$2,814	$11,444	$4,324	$631	$146	$23,436

	For the Nine Months Ended September 30, 2019
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of period	$1,068	$1,986	$6,030	$3,051	$429	$140	$12,704
Provision (credit) for loan losses	1,030	6	(133)	900	100	44	1,947
Loans charged to the allowance	(107)	—	—	(854)	(3)	—	(964)
Recoveries of loans previously charged off	—	—	—	15	3	—	18
Balance, end of period	$1,991	$1,992	$5,897	$3,112	$529	$184	$13,705

The following table presents the allowance for loan losses and the recorded investment in loans and impairment method as of December 31, 2019:

	December 31, 2019
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, December 31, 2019	$1,913	$2,042	$7,018	$4,173	$523	$173	$15,842
Ending balance: individually evaluated for impairment	$—	$23	$—	$650	$—	$8	$681
Ending balance: collectively evaluated for impairment	$1,913	$2,019	$7,018	$3,523	$523	$165	$15,161
Loans
Balance, December 31, 2019	$765,151	$413,835	$1,347,125	$398,601	$85,210	$18,388	$3,028,310
Ending balance individually evaluated for impairment	$233	$3,109	$—	$9,152	$—	$23	$12,517
Ending balance collectively evaluated for impairment	$764,918	$410,726	$1,347,125	$389,449	$85,210	$18,365	$3,015,793

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)

Special Mention (Watch)	$223	$693	$94,315	$9,199	$2,954	$31	$107,415
Special Mention (Watch) - COVID-19 Deferrals	—	176	185	617	—	—	978
Substandard	—	2,819	—	10,955	2,224	11	16,009
Doubtful	—	—	—	—	—	—	—
Acceptable and Above	1,647,298	568,839	2,031,016	399,041	96,458	13,936	4,756,588
Total	$1,647,521	$572,527	$2,125,516	$419,812	$101,636	$13,978	$4,880,990

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

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2020 and December 31, 2019. There were 11 loans totaling $1.6 million at September 30, 2020 that have been modified in accordance with the CARES Act and therefore not classified as delinquent.  These loans have been granted extended dates to make payments and no payments were due as of September 30, 2020.

	September 30, 2020
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$1,647,521	$1,647,521
RES RE	344	446	647	1,437	571,090	572,527
MF RE	—	—	—	—	2,125,516	2,125,516
CML & CRE	145	—	4,628	4,773	415,039	419,812
AG & AGRE	33	—	2,372	2,405	99,231	101,636
CON & MAR	33	44	15	92	13,886	13,978
	$555	$490	$7,662	$8,707	$4,872,283	$4,880,990

	December 31, 2019
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$765,151	$765,151
RES RE	3,089	562	2,324	5,975	407,860	413,835
MF RE	—	—	—	—	1,347,125	1,347,125
CML & CRE	2,293	335	1,663	4,291	394,310	398,601
AG & AGRE	2,047	—	195	2,242	82,968	85,210
CON & MAR	50	31	19	100	18,288	18,388
	$7,479	$928	$4,201	$12,608	$3,015,702	$3,028,310

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present impaired loans and specific valuation allowance information based on class level as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$2,750	$—	$8,515	$2,224	$11	$13,500
Unpaid principal balance	—	2,750	—	8,515	2,224	11	13,500
Impaired loans with a specific allowance:
Recorded investment	—	69	—	2,440	—	—	2,509
Unpaid principal balance	—	69	—	2,440	—	—	2,509
Specific allowance	—	18	—	1,162	—	—	1,180
Total impaired loans:
Recorded investment	—	2,819	—	10,955	2,224	11	16,009
Unpaid principal balance	—	2,819	—	10,955	2,224	11	16,009
Specific allowance	—	18	—	1,162	—	—	1,180

	December 31, 2019
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Impaired loans without a specific allowance:
Recorded investment	$233	$2,899	$—	$6,662	$—	$12	$9,806
Unpaid principal balance	233	2,899	—	6,662	—	12	9,806
Impaired loans with a specific allowance:
Recorded investment	—	210	—	2,490	—	11	2,711
Unpaid principal balance	—	210	—	2,490	—	11	2,711
Specific allowance	—	23	—	650	—	8	681
Total impaired loans:
Recorded investment	233	3,109	—	9,152	—	23	12,517
Unpaid principal balance	233	3,109	—	9,152	—	23	12,517
Specific allowance	—	23	—	650	—	8	681

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present by portfolio class, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine month periods ended September 30, 2020 and 2019:

	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Three Months Ended September 30, 2020
Average recorded investment in impaired loans	$—	$2,892	$—	$10,061	$2,231	$14	$15,198
Interest income recognized	—	7	—	90	—	—	97

Three Months Ended September 30, 2019
Average recorded investment in impaired loans	$239	$5,172	$—	$8,264	$214	$26	$13,915
Interest income recognized	—	9	—	127	—	—	136

	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Nine Months Ended September 30, 2020
Average recorded investment in impaired loans	$138	$2,892	$—	$9,747	$1,506	$17	$14,300
Interest income recognized	—	42	—	305	—	1	348

Nine Months Ended September 30, 2019
Average recorded investment in impaired loans	$244	$5,206	$—	$8,351	$239	$28	$14,068
Interest income recognized	—	62	—	375	—	1	438

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at September 30, 2020 and December 31, 2019.

	September 30,		December 31,
	2020		2019
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing

	(In thousands)
MTG WHLOC	$—	$—	$233	$—
RES RE	625	45	740	1,851
MF RE	—	—	—	—
CML & CRE	2,618	1,994	1,118	486
AG & AGRE	181	2,440	—	231
CON & MAR	11	5	18	1

	$3,435	$4,484	$2,109	$2,569

No troubled loans were restructured during the three or nine months ended September 30, 2020 or 2019. No restructured loans defaulted during the three or nine months ended September 30, 2020 or 2019. Loan modifications or forbearances related to the COVID-19 pandemic will generally not be considered TDRs.

There was one customer with a residential loan balance of $725,000 in the process of foreclosure at December 31, 2019 that was paid in full at March 31, 2020 and there were no residential loans in process of foreclosure as of September 30, 2020.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5:   Borrowings

The Company began borrowing from the Federal Reserve discount window during the nine months ended September 30, 2020. This arrangement has a maximum borrowing limit of collateral pledged multiplied by an advance rate. Borrowing maturities can range from 24 hours to up to a term of 90 days. As of September 30, 2020, the outstanding balance was $295.0 million. This 24-hour advance was based on a fixed interest rate of 0.25% set by the Federal Reserve for Primary Credit institutions.

During the three months ended September 30, 2020, the Company began borrowing from the Paycheck Protection Program Liquidity Facility (“PPPLF”) established as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).  This arrangement has a maximum borrowing limit of collateral pledged in the form of Pay Check Protection (“PPP”) loans.  Borrowing terms require repayments that coincide with maturity dates or early payment of PPP loans as payments are made or loans are forgiven by the Small Business Association (“SBA”).   As of September 30, 2020, maturity dates range from April 1, 2022 to July 1, 2025, and the outstanding balance was $87.1 million.  This borrowing facility was based on a fixed interest rate of 0.35% set by the Federal Reserve.

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

On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. The intent of CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Regulatory Relief, and Consumer Protection Act. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds a 9% threshold, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. In April 2020, under the CARES Act, the 9% leverage ratio threshold was temporarily reduced to 8% in response to the COVID-19 pandemic. The threshold will increase to 8.5% in 2021 and return to 9% in 2022. The Company, Merchants Bank, and FMBI elected to begin using CBLR for the first quarter of 2020 and all intend to utilize this measure for the foreseeable future. Eligibility criteria to utilize CBLR includes the following:

●	Total assets of less than $10 billion,
●	Total trading assets plus liabilities of 5% or less of consolidated assets,
●	Total off-balance sheet exposures of 25% or less of consolidated assets,
●	Cannot be an advanced approaches banking organization, and
●	Leverage ratio greater than 9%, or temporarily prescribed threshold established in response to COVID-19.

Management believes, as of September 30, 2020 and December 31, 2019, that the Company, Merchants Bank, and FMBI met all capital adequacy requirements, subject to the grace period under the temporary relief granted under the

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

CARES Act. The Company, Merchants Bank, and FMBI expect to exceed the required 8% Tier 1 capital leverage ratio by the end of the two-quarter grace period ending December 31, 2020.

As of September 30, 2020 and December 31, 2019, the most recent notifications from the Board of Governors of the Federal Reserve System (“Federal Reserve”) categorized the Company as well capitalized and most recent notifications from the Federal Deposit Insurance Corporation (“FDIC”) categorized Merchants Bank and FMBI as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s, Merchants Bank’s, or FMBI’s category.

The Company’s, Merchants Bank’s, and FMBI’s actual capital amounts and ratios are also presented in the following tables.

			Minimum Amount
			To Be Well
	Actual		Capitalized(1)(2)
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
September 30, 2020
Tier 1 capital(1) (to average assets)
(i.e., leverage ratio)
Company	$738,530	7.9%	$744,333	> 8%
Merchants Bank	727,788	8.0%	724,951	> 8%
FMBI	23,809	9.5%	20,110	> 8%

			Minimum		Minimum
			Amount Required		Amount To Be
			for Adequately		Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2019
Total capital(1) (to risk-weighted assets)
Company	$637,472	11.6%	$440,063	8.0%	$—	N/A
Merchants Bank	639,104	12.0%	426,748	8.0%	533,435	10.0%
FMBI	21,726	13.1%	13,306	8.0%	16,632	10.0%
Tier 1 capital(1) (to risk-weighted assets)
Company	621,630	11.3%	330,047	6.0%	—	N/A
Merchants Bank	623,716	11.7%	320,061	6.0%	426,748	8.0%
FMBI	21,272	12.8%	9,979	6.0%	13,306	8.0%
Common Equity Tier 1 capital(1) (to risk-weighted assets)
Company	408,984	7.4%	247,536	4.5%	—	N/A
Merchants Bank	623,716	11.7%	240,046	4.5%	346,733	6.5%
FMBI	21,272	12.8%	7,484	4.5%	10,811	6.5%
Tier 1 capital(1) (to average assets)
Company	621,630	9.4%	264,324	4.0%	—	N/A
Merchants Bank	623,716	9.7%	257,487	4.0%	321,859	5.0%
FMBI	21,272	11.7%	7,302	4.0%	9,128	5.0%

1	As defined by regulatory agencies.
2	Subject to the two-quarter grace period.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table presents the notional amount and fair value of interest rate locks and forward contracts utilized by the Company at September 30, 2020 and December 31, 2019.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

September 30, 2020	(In thousands)		(In thousands)
Interest rate lock commitments	$452,259	Other assets/liabilities	$8,150	$1
Forward contracts	696,883	Other assets/liabilities	73	980
			$8,223	$981

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

December 31, 2019	(In thousands)		(In thousands)
Interest rate lock commitments	$17,826	Other assets/liabilities	$186	$—
Forward contracts	34,268	Other assets/liabilities	—	27
			$186	$27

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair values of these derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the interest rate lock commitment and the balance sheet date. The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)		(In thousands)
Interest rate lock commitments	$2,407	$144	$7,963	$218
Forward contracts (includes pair-off settlements)	(3,515)	(25)	(7,473)	(80)
Net derivative gains (loss)	$(1,108)	$119	490	$138

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

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)		(In thousands)
September 30, 2020	$82,845	Other assets/liabilities	$3,559	$3,559
December 31, 2019	58,067	Other assets/liabilities	$511	$511

The gross gains and losses on these derivative assets and liabilities were recorded in Other Noninterest income and Other Noninterest expense in the condensed consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)		(In thousands)
Gross swap gains	$(289)	$—	$3,048	$—
Gross swap losses	289	—	(3,048)	—
Net swap gains (losses)	$—	$—	—	$—

The Company pledged $3.9 million and $590,000 in collateral to secure its obligations under swap contracts at September 30, 2020 and December 31, 2019, respectively.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2020 and December 31, 2019:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2020
Mortgage loans in process of securitization	$374,721	$—	$374,721	$—
Available-for-sale securities:
Treasury notes	4,027	4,027	—	—
Federal agencies	245,945	—	245,945	—
Municipals	6,024	—	6,024	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	22,865	—	22,865	—
Loans held for sale	41,418	—	41,418	—
Mortgage servicing rights	75,772	—	—	75,772
Derivative assets - interest rate lock commitments	8,150	—	—	8,150
Derivative assets - forward contracts	73	—	73	—
Derivative assets - interest rate swaps	3,559	—	3,559	—
Derivative liabilities - interest rate lock commitments	1	—	—	1
Derivative liabilities - forward contracts	980	—	980	—
Derivative liabilities - interest rate swaps	3,559	—	3,559	—

December 31, 2019
Mortgage loans in process of securitization	$269,891	$—	$269,891	$—
Available-for-sale securities:
Treasury notes	4,765	4,765	—	—
Federal agencies	244,973	—	244,973	—
Municipals	5,937	—	5,937	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	34,568	—	34,568	—
Loans held for sale	19,592	—	19,592	—
Mortgage servicing rights	74,387	—	—	74,387
Derivative assets - interest rate lock commitments	186	—	—	186
Derivative asset - interest rate swap	511	—	511	—
Derivative liabilities - forward contracts	27	—	27	—
Derivative liabilities - interest rate swap	511	—	511	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the nine months ended September 30, 2020 and the year ended December 31, 2019. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Mortgage Loans in Process of Securitization and Available for Sale Securities

Where quoted market prices are available in an active market, securities such as U.S. Treasuries are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy including federal agencies, mortgage-backed securities, municipal securities and Federal Housing Administration participation certificates. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)		(In thousands)
Mortgage servicing rights
Balance, beginning of period	$72,889	$74,550	$74,387	$77,844
Additions
Originated and purchased servicing	6,462	1,356	14,406	4,637
Subtractions
Paydowns	(2,608)	(2,438)	(5,070)	(4,627)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(971)	(1,479)	(7,951)	(5,865)
Balance, end of period	$75,772	$71,989	$75,772	$71,989

Derivative Assets - interest rate lock commitments
Balance, beginning of period	$5,742	$147	$186	$70
Changes in fair value	2,408	149	7,964	226
Balance, end of period	$8,150	$296	$8,150	$296

Derivative Liabilities - interest rate lock commitments
Balance, beginning of period	$—	$3	$—	$—
Changes in fair value	1	5	1	8
Balance, end of period	$1	$8	$1	8

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2020 and December 31, 2019.

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
September 30, 2020
Impaired loans (collateral-dependent)	$1,090	$—	$—	$1,090
December 31, 2019
Impaired loans (collateral-dependent)	$1,570	$—	$—	$1,570

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

		Valuation			Weighted
	Fair Value	Technique	Unobservable Inputs	Range	Average
	(In thousands)
At September 30, 2020:
Collateral-dependent impaired loans	$1,090	Market comparable properties	Marketability discount	50%	50%
Mortgage servicing rights - Multi-family	$70,212	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	2% - 45%	4%
Mortgage servicing rights - Single-family	$5,560	Discounted cash flow	Discount rate	11%	11%
			Constant prepayment rate	8% - 32%	14%
Derivative assets - interest rate lock commitments	$8,150	Discounted cash flow	loan closing rates	52%-99%	76%
Derivative liabilities - interest rate lock commitments	$1	Discounted cash flow	loan closing rates	52%-99%	76%

At December 31, 2019:
Collateral-dependent impaired loans	$1,570	Market comparable properties	Marketability discount	37%-55%	N/A
Mortgage servicing rights	$74,387	Discounted cash flow	Discount rate	8% - 13%	N/A
			Constant prepayment rate	1% - 39%	N/A
Derivative assets - interest rate lock commitments	$186	Discounted cash flow	loan closing rates	73-99%	N/A

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2020 and December 31, 2019.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Assets	Value	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2020
Financial assets:
Cash and cash equivalents	$429,202	$429,202	$429,202	$—	$—
Securities purchased under agreements to resell	6,616	6,616	—	6,616	—
FHLB stock	70,656	70,656	—	70,656	—
Loans held for sale	3,278,201	3,278,201	—	3,278,201	—
Loans, net	4,857,554	4,847,874	—	—	4,847,874
Interest receivable	19,130	19,130	—	19,130	—
Financial liabilities:
Deposits	7,084,647	7,087,928	5,897,805	1,190,123	—
Short-term subordinated debt	14,960	14,960	—	14,960	—
FHLB advances	1,221,130	1,221,371	—	1,221,371	—
Federal Reserve discount window/PPPLF advances	382,111	382,111	—	382,111	—
Interest payable	3,968	3,968	—	3,968	—

December 31, 2019
Financial assets:
Cash and cash equivalents	$506,709	$506,709	$506,709	$—	$—
Securities purchased under agreements to resell	6,723	6,723	—	6,723	—
FHLB stock	20,369	20,369	—	20,369	—
Loans held for sale	2,074,197	2,074,197	—	2,074,197	—
Loans, net	3,012,468	2,999,580	—	—	2,999,580
Interest receivable	18,359	18,359	—	18,359	—
Financial liabilities:
Deposits	5,478,075	5,478,682	3,303,736	2,174,946	—
Lines of credit	6,540	6,540	—	6,540	—
Short-term subordinated debt	12,200	12,200	—	12,200	—
FHLB advances	162,699	162,803	—	162,803	—
Interest payable	11,938	11,938	—	11,938	—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9:   Earnings Per Share

Earnings per share were computed as follows:

	Three Month Periods Ended September 30,
	2020			2019
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$55,002			$20,259
Dividends on preferred stock	(3,618)			(3,022)
Net income allocated to common shareholders	$51,384			$17,237
Basic earnings per share		28,745,614	$1.79		28,706,438	$0.60
Effect of dilutive securities-restricted stock awards		32,848			38,515
Diluted earnings per share		28,778,462	$1.79		28,744,953	$0.60

	Nine Month Periods Ended September 30,
	2020			2019
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$120,747			$47,268
Dividends on preferred stock	(10,855)			(5,598)
Net income allocated to common shareholders	$109,892			$41,670
Basic earnings per share		28,741,395	$3.82		28,704,682	$1.45
Effect of dilutive securities-restricted stock awards		25,361			38,229
Diluted earnings per share		28,766,756	$3.82		28,742,911	$1.45

Note 10:   Share-Based Payment Plans

Equity-based incentive awards are currently issued pursuant to the 2017 Equity Incentive Plan (the “2017 Incentive Plan”). Prior to the adoption of the 2017 Incentive Plan, the equity awards issued historically consisted of restricted stock awards issued pursuant to the Incentive Plan for Merchants Bank Executive Officers (the “Prior Incentive Plan”). As of the effective date of the 2017 Equity Incentive Plan, no further awards will be granted under the Prior Incentive Plan. However, any previously outstanding incentive award granted under the Prior Incentive Plan remains subject to the terms of such plan until the time it is no longer outstanding. During the three months ended September 30, 2020 and 2019, the Company did not issue any shares pursuant to awards issued under these plans. During the nine months ended September 30, 2020 and 2019, the Company issued 36,046 and 10,127 shares, respectively, pursuant to plans.

During 2018, the Compensation Committee of the Board of Directors approved a plan for non-executive directors to receive a portion of their annual retainer fees in the form of shares of common stock equal to $10,000, rounded up to the nearest whole share. There were 3,130 and 2,275 shares issued to non-executive directors during the three and nine months ended September 30, 2020 and 2019, respectively.

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

The tables below present selected business segment financial information for the three and nine months ended September 30, 2020 and 2019.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Three Months Ended September 30, 2020
Interest income	$245	$47,321	$27,628	$1,064	$76,258
Interest expense	—	4,546	7,139	(749)	10,936
Net interest income	245	42,775	20,489	1,813	65,322
Provision for loan losses	—	691	2,290	—	2,981
Net interest income after provision for loan losses	245	42,084	18,199	1,813	62,341
Noninterest income	20,471	6,834	12,374	(1,022)	38,657
Noninterest expense	11,955	3,534	7,145	3,750	26,384
Income before income taxes	8,761	45,384	23,428	(2,959)	74,614
Income taxes	2,870	11,591	5,942	(791)	19,612
Net income (loss)	$5,891	$33,793	$17,486	$(2,168)	$55,002
Total assets	$194,624	$5,179,664	$4,111,984	$44,203	$9,530,475

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Three Months Ended September 30, 2019
Interest income	$335	$30,946	$27,963	$517	$59,761
Interest expense	—	16,157	12,738	(1,758)	27,137
Net interest income	335	14,789	15,225	2,275	32,624
Provision for loan losses	—	415	778	—	1,193
Net interest income after provision for loan losses	335	14,374	14,447	2,275	31,431
Noninterest income	9,759	2,699	(867)	(739)	10,852
Noninterest expense	6,088	2,829	3,708	2,897	15,522
Income before income taxes	4,006	14,244	9,872	(1,361)	26,761
Income taxes	1,265	3,320	2,223	(306)	6,502
Net income (loss)	$2,741	$10,924	$7,649	$(1,055)	$20,259
Total assets	$169,283	$3,529,267	$2,596,313	42,323	$6,337,186

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Nine Months Ended September 30, 2020
Interest income	$925	$119,464	$82,541	$1,949	$204,879
Interest expense	—	24,417	29,323	(3,770)	49,970
Net interest income	925	95,047	53,218	5,719	154,909
Provision for loan losses	—	1,071	6,653	—	7,724
Net interest income after provision for loan losses	925	93,976	46,565	5,719	147,185
Noninterest income	50,160	15,236	22,236	(2,885)	84,747
Noninterest expense	29,771	10,074	18,930	10,184	68,959
Income before income taxes	21,314	99,138	49,871	(7,350)	162,973
Income taxes	6,373	25,196	12,623	(1,966)	42,226
Net income	$14,941	$73,942	$37,248	$(5,384)	$120,747
Total assets	$194,624	$5,179,664	$4,111,984	$44,203	$9,530,475

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Nine Months Ended September 30, 2019
Interest income	$1,000	$67,276	$78,439	$1,481	$148,196
Interest expense	—	35,281	32,929	(4,691)	63,519
Net interest income	1,000	31,995	45,510	6,172	84,677
Provision for loan losses	—	875	1,072	—	1,947
Net interest income after provision for loan losses	1,000	31,120	44,438	6,172	82,730
Noninterest income	20,868	4,593	1,015	(2,090)	24,386
Noninterest expense	15,392	7,955	12,690	8,440	44,477
Income before income taxes	6,476	27,758	32,763	(4,358)	62,639
Income taxes	1,930	6,682	7,937	(1,178)	15,371
Net income	$4,546	$21,076	$24,826	$(3,180)	$47,268
Total assets	$169,283	$3,529,267	$2,596,313	$42,323	$6,337,186

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

Merchants Bancorp

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at September 30, 2020 and results of operations for the three and nine months ended September 30, 2020 and 2019, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this Form 10-Q.

The words “the Company,” “we,” “our” and “us” refer to Merchants Bancorp and its consolidated subsidiaries, unless we indicate otherwise.

Financial Highlights for the Three Months Ended September 30, 2020

●	Net income per common share of $1.79 increased 198% compared to the three months ended September 30, 2019.
●	The $34.7 million, or 171%, increase in net income compared to the three months ended September 30, 2019 was primarily driven by a $32.7 million, or 100% increase in net interest income that reflected significant growth in mortgage warehouse loans, and a 255% increase in gain on sale of loans, primarily from higher growth in both single-family and multi-family mortgages.
●	Partially offsetting the increases to net income was a $13.1 million increase in the provision for income taxes due to the 179% increase in pre-tax income, and a $10.9 million, or 70%, increase in noninterest expenses, reflecting higher salaries and employee benefits to support the strong growth in our businesses, as well as increases in loan expenses.
●	Total assets of $9.5 billion increased $3.2 billion, or 50%, compared to December 31, 2019, driven by record-setting loan growth.
●	Return on average assets was 2.34% for the third quarter 2020 compared to 1.35% for the third quarter of 2019.
●	Asset quality remained strong, as delinquent loans (greater than or equal to 30 days past due) declined by 3.9 million, or 31%, since December 31, 2019. Nonperforming loans (nonaccrual and accruing loans greater or equal to 90 days past due) represented $7.9 million, or 0.16% of loans receivable at September 30, 2020, compared to $4.7 million, or 0.15% of loans receivable at December 31, 2019.
●	As of September 30, 2020, management did not see significant disruption with existing customers related to the COVID-19 pandemic. The Company had only 11 loans remaining in payment deferral arrangements, with unpaid balances of $1.6 million that represented less than 0.02% of total loans and loans held for sale at September 30, 2020. This compared favorably to the unpaid balances of $80.6 million at June 30, 2020. Despite the positive trends, we maintained $628,000 in our allowance for loan loss reserves for COVID-19 uncertainties as of September 30, 2020.
●	The net interest margin of 2.81% increased 59 basis points compared to 2.22% for the three months ended September 30, 2019. The net interest spread of 2.74% increased by 76 basis points compared to 1.98% for the three months ended September 30, 2019. Our diverse business model is designed to maximize overall profitability in both rising and falling interest rate environments, and unlike many other banks and holding companies, our future profitability relies less upon changes in net interest margin.

Merchants Bancorp

●	We began borrowing from the Paycheck Protection Program Liquidity Facility (“PPPLF”) during the third quarter of 2020 and the Federal Reserve discount window during the second quarter 2020, which has contributed to lower interest expenses and increased borrowing capacity.
●	A 134% increase in warehouse loan volume compared to the three months ended September 30, 2019 was well ahead of industry volume increases of 32%, according to the Mortgage Bankers Association. We have benefited from the increased loan origination and refinancing activity due to lower market interest rates.
●	The volume of loans originated and acquired for sale in the secondary market through our multi-family business increased by $220.5 million, or 88%, compared to the three months ended September 30, 2019.

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

Financial Condition

As of September 30, 2020, we had approximately $9.5 billion in total assets, $7.1 billion in deposits, $1.6 billion in borrowings, and $757.1 million in total shareholders’ equity. Total assets as of September 30, 2020 included approximately $429.2 million of cash and cash equivalents, $3.3 billion of loans held for sale and $4.9 billion of loans

Merchants Bancorp

held for investment. It also included $374.7 million of mortgage loans in process of securitization that primarily represent pre-sold multi-family rental real estate loan originations in primarily Government National Mortgage Association (“GNMA”) mortgage backed securities pending settlements that typically occur within 30 days. There were $278.9 million of available for sale securities that are match funded with related custodial deposits. There are restrictions on the types of securities, as these are funded by certain custodial deposits where we set the cost of deposits based on the yield of the related securities. Mortgage servicing rights were $75.8 million at September 30, 2020 based on the fair value of the loan servicing, which are primarily GNMA servicing rights with 10-year call protection.

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Total Assets.   Total assets increased $3.2 billion, or 50%, to $9.5 billion at September 30, 2020 from $6.4 billion at December 31, 2019. The increase was due primarily to increases in loans held for sale of $1.2 billion, net loans receivable of $1.8 billion, mortgage loans in process of securitization of $104.8 million, and FHLB stock of $50.3 million. Partially offsetting the increase was a $77.5 million decrease in cash and cash equivalents and a $11.4 million decrease in securities available for sale.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $77.5 million, or 15%, to $429.2 million at September 30, 2020 from $506.7 million at December 31, 2019. The 15% decrease reflected strategies to manage cash and borrowings most cost-effectively for our increased funding activities. Less cash is required to be on hand, as our available lines of credit have increased.

Mortgage Loans in Process of Securitization.   Mortgage loans in process of securitization increased $104.8 million, or 39%, to $374.7 million at September 30, 2020, from $269.9 million at December 31, 2019. These represent loans that our banking subsidiary, Merchants Bank, has funded and are held pending settlement, primarily as GNMA mortgage-backed securities with a firm investor commitment to purchase the securities. The 39% increase was primarily due to a significant increase in the volume of loans that had not yet settled with government agencies.

Securities Available for Sale.   Securities available for sale decreased $11.4 million, or 4%, to $278.9 million at September 30, 2020. The decrease in securities available for sale was primarily due to purchases of $434.3 million, offset by calls, maturities, sales, and repayments of securities totaling $445.5 million during the period. We invest in available for sale securities primarily using funds from escrow deposits held at Merchants Bank, received in connection with our multi-family mortgage servicing activities. The available for sale securities are funded by, and paired with as to interest rates, escrow custodial deposits held at the Company on loans serviced by us. This portfolio of securities is structured to achieve a favorable interest rate spread.

Federal Home Loan Bank (“FHLB”) stock.   FHLB stock increased $50.3 million, or 247%, to $70.7 million at September 30, 2020. The increase in FHLB stock was due primarily to additional borrowing from the FHLB that allows us to manage our liquidity and funding costs more effectively. Additional stock purchases are required by the FHLB in order to facilitate increased borrowing capacity.

Loans Held for Sale.   Loans held for sale, comprised primarily of single-family residential real estate loan participations that meet Fannie Mae, Freddie Mac, or GNMA eligibility, increased $1.2 billion, or 59%, to $3.3 billion at September 30, 2020 from $2.1 billion at December 31, 2019. The increase in loans held for sale was due primarily to higher warehouse volumes for the nine months ended September 30, 2020.

Loans Receivable, Net.   Loans receivable, net, which are comprised of loans held for investment, increased $1.8 billion, or 61%, to $4.9 billion at September 30, 2020 compared to $3.0 billion at December 31, 2019. The increase in net loans receivable was comprised primarily of:

●	an increase of $882.4 million, or 115%, in mortgage warehouse lines of credit, to $1.6 billion at September 30, 2020,

Merchants Bancorp

●	an increase of $778.4 million, or 58%, in multi-family and healthcare financing loans, to $2.1 billion at September 30, 2020,
●	an increase of $158.7 million, or 38%, in residential real estate, to $572.5 million at September 30, 2020, and
●	an increase of $21.2 million, or 5%, in commercial and commercial real estate.

The increase in mortgage warehouse lines of credit was primarily due to an increase in single-family refinancing activity associated with lower market interest rates. Our growth in this business was higher than the industry overall. We reported a 169% increase in mortgage warehouse volumes for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, while the forecast is for an 59% industry increase in single-family residential loan volumes for the same period, according to the Mortgage Bankers Association.

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

The increase in commercial and commercial real estate was due to a significant increase in SBA loans that offset declines in traditional commercial loans. PPP loans totaled $87 million at September 30, 2020.

As of September 30, 2020, approximately 95% of the total net loans at Merchants Bank reprice within three months.

Allowance for Loan Losses. The allowance for loan losses of $23.4 million at September 30, 2020 increased $7.6 million compared to December 31, 2019, primarily reflecting increases associated with loan growth and uncertainties surrounding the COVID-19 pandemic. Loan growth drove approximately $6.5 million, or 85%, of the $7.6 million increase, while additional provision associated with the COVID-19 pandemic represented approximately $628,000, or 8% of the increase.

The $6.5 million increase in the allowance for loan losses associated with loan growth compared to December 31, 2019 was largely driven by the 115% growth in mortgage warehouse loans and 58% growth in multi-family & healthcare financing loans compared to December 31, 2019. Loss factors applied to mortgage warehouse loans have traditionally represented the lowest loss factors of all loan categories utilized to compute allowances for loan losses. At September 30, 2020, the higher concentration of warehouse loans, which have lower loss factors in the allowance, has contributed to the overall percentage of the allowance for loan losses to total loans to decrease by 3 basis points, from .52% at December 31, 2019, to .48% at September 30, 2020.

The Company has minimal direct exposure to consumer, commercial, and other small businesses that may be negatively impacted by COVID-19, but management has analyzed and increased the qualitative factors in these and other loan categories for potential future loan losses attributable to COVID-19. Accordingly, the Company increased the allowance by approximately $628,000 since December 31, 2019. As of September 30, 2020, management did not see significant disruption with existing customers related to COVID-19. As of September 30, 2020, the Company had only 11 loans remaining in payment deferral arrangements, with unpaid balances of $1.6 million that represented less than 0.02% of total loans and loans held for sale. This compared favorably to the unpaid balances of $80.6 million at June 30, 2020. If any of these 11 loans were not already classified on the Special Mention (Watch) list, they have been added to a new category of Special Mention (Watch) loans specifically related to COVID-19 deferral arrangements. Because it is still too early to know the full extent of potential future losses associated with the impact of COVID-19, the Company continues to monitor the situation and may need to adjust future expectations with additional increases to its provision for loan losses as developments occur throughout the remainder of 2020.

Merchants Bancorp

Also influencing the overall level of the allowance for loan losses is our differentiated strategy to typically hold loans with shorter durations and to maintain strict underwriting standards that enable us to sell the majority of our loans while meeting the criteria of government agencies.

Goodwill.   Goodwill of $15.8 million at September 30, 2020 remained unchanged compared to December 31, 2019. As of September 30, 2020, the Company’s market capitalization was above its book value, despite stock market volatility related to the COVID-19 pandemic. Given the continued strength of the Company’s results, we do not believe there exists any impairment to goodwill or intangible assets.

Mortgage Servicing Rights.   Mortgage servicing rights increased $1.4 million, or 2%, to $75.8 million at September 30, 2020 compared to $74.4 million at December 31, 2019. During the nine months ended September 30, 2020, originated and purchased servicing of $14.4 million was offset by paydowns of $5.1 million and a fair value decrease of $8.0 million. Mortgage servicing rights are recognized in connection with sales of loans when we retain servicing of the sold loans, as well as upon purchases of loan servicing portfolios. The mortgage servicing rights are recorded and carried at fair value. The fair value decrease recorded during the nine months ended September 30, 2020 was driven primarily by the decline in short term interest rates that drive the valuation of escrow deposits held in conjunction with the servicing, and the decline in mortgage rates that increased borrower prepayment assumptions. Further decreases in interest rates could result in additional reductions to fair market values. The opposite could occur if interest rates increase.

Deposits.   Deposits increased $1.6 billion, or 29%, to $7.1 billion at September 30, 2020 from $5.5 billion at December 31, 2019. The increase was primarily due to growth in traditional and brokered demand accounts that were partially offset by lower levels of brokered certificates of deposits, as we shifted to utilize more cost-effective funding to match the expected duration of our loans, including borrowing through the Federal Reserve discount window.

Demand deposits increased $2.0 billion, or 97%, to $4.1 billion at September 30, 2020, while savings deposits increased $557.8 million, or 46%, to $1.8 billion at September 30, 2020. Certificates of deposit accounts decreased $987.5 million, or 45%, to $1.2 billion at September 30, 2020, primarily driven by the decrease in brokered deposits outstanding period to period.

We have decreased our use of total brokered deposits by 20%, to $1.7 billion at September 30, 2020 from $2.2 billion at December 31, 2019.

●	Brokered certificates of deposit accounts decreased $1.1 billion, or 55%, to $882.6 million at September 30, 2020 from $2.0 billion at December 31, 2019. The decrease reflected our shift to utilize more cost-effective funding to match the expected duration of our loans, including borrowing through the Federal Reserve discount window and the PPPLF.
●	Brokered savings deposits increased $140.5 million, or 76%, to $325.1 million at September 30, 2020 from $184.6 million at December 31, 2019.
●	Brokered demand deposit accounts increased by $510.2 million, to $520.2 million at September 30, 2020 from $10.0 million at December 31, 2019.

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

Merchants Bancorp

Total interest-bearing deposits increased $1.2 billion, or 23%, to $6.4 billion at September 30, 2020, primarily due to the increase in custodial deposits from customers that are experiencing significant refinancing activity. Total noninterest-bearing deposits increased $394.0 million, or 145%, to $666.0 million at September 30, 2020.

Borrowings.   Borrowings totaled $1.6 billion at September 30, 2020, an increase of $1.4 billion, or 792%, from December 31, 2019, in order to maintain an appropriate level of cash to fund our businesses. Depending on rates and timing, borrowing can be, and has been during the nine months ended September 30, 2020, a more effective liquidity management alternative than utilizing brokered certificates of deposits. The Company has also started utilizing the Federal Reserve’s discount window and PPPLF which is contributing to lower interest expenses.

During this time of unprecedented loan growth at Merchants, we also increased our borrowing capacity based on available collateral. As of September 30, 2020, we had $2.5 billion in unused lines of credit, compared to $1.5 billion at December 31, 2019.

Total Shareholders’ Equity.   Total shareholders’ equity increased $103.4 million, or 16%, to $757.1 million at September 30, 2020 compared to December 31, 2019. The increase resulted primarily from net income of $120.7 million, which was partially offset by dividends paid on common and preferred shares of $6.9 million and $10.9 million, respectively, during the period.

Asset Quality

In response to the COVID-19 pandemic, we migrated employees to work-from-home arrangements in mid-March 2020 and continued operating without disruption to our customers. Most employees returned to the office part-time as of September 2020. We have also assessed our internal control environment and believe we have the necessary precautions in place to ensure business continuity.

The Company believes it has minimal direct exposure to consumer, commercial and other small businesses that may be negatively impacted by COVID-19. As of September 30, 2020, we had only 11 loans remaining in payment deferral arrangements, with unpaid balances of $1.6 million that represented less than 0.02% of total loans and loans held for sale. This compared favorably to the unpaid balances of $80.6 million at June 30, 2020. Management has also assisted small businesses that could benefit from the CARES Act, particularly in the SBA’s Paycheck Protection Program (“PPP”). As of September 30, 2020, the Company has funded approximately $87 million in loans to small businesses under this program since it launched on April 3, 2020.

Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $7.9 million, or 0.16%, of loans receivable at September 30, 2020, compared to $4.7 million, or 0.15%, of loans receivable at December 31, 2019 and $6.1 million, or 0.22%, at September 30, 2019. The increase compared to December 31, 2019 was primarily related to one collateralized agricultural loan that was delinquent greater than 90 days, with repayment still anticipated.

As a percentage of nonperforming loans, the allowance for loan losses was 295.9% at September 30, 2020 compared to 338.6% at December 31, 2019 and 223.5% at September 30, 2019. The changes compared to both periods were primarily due to the changes in the nonperforming loans.

Total loans greater than 30 days past due were $8.7 million at September 30, 2020, $12.6 million at December 31, 2019, and $9.2 million at September 30, 2019.

Traditional Special Mention (Watch) loans were $107.4 million at September 30, 2020, compared to $60.3 million at December 31, 2019 and $56.1 million at September 30, 2019. The increases primarily reflected outstanding balances of certain multi-family projects that have experienced cost over-runs funded by the borrower and lower than projected rent collections and occupancy levels, all of which have contributed to lower than projected cash flow of the projects. An additional category of Special Mention (Watch) loans was added as of June 30, 2020, and as of September 30, 2020 included $1.0 million in arrangements related to COVID-19 deferral plans that were not already included in the

Merchants Bancorp

traditional Special Mention loans category. Classified (substandard, doubtful and loss) loans were $16.0 million at September 30, 2020, $12.5 million at December 31, 2019 and $14.1 million at September 30, 2019. Although we currently do not anticipate COVID-19 to have a material increase to Special Mention or Classified loans, given the industries in which we provide funding, we continue to monitor the situation.

During the three months ended September 30, 2020 there were $104,000 of charge-offs and $62,000 of recoveries, compared to $107,000 of charge-offs and $15,000 of recoveries for the three months ended September 30, 2019.

For the nine months ended September 30, 2020, there were $236,000 of charge-offs and $106,000 of recoveries, compared to $964,000 of charge-offs and $18,000 of recoveries for the nine months ended September 30, 2019.

Comparison of Operating Results for the Three Months Ended September 30, 2020 and 2019

General.   Net income for the three months ended September 30, 2020 was $55.0 million, an increase of $34.7 million, or 171%, from net income of $20.3 million for the three months ended September 30, 2019. The increase was primarily due to a $32.7 million, or 100% increase in net interest income that reflected significant growth in mortgage warehouse and multi-family loans, and an increase of $21.2 million, or 255% increase in gain on sale of loans, primarily from higher growth in single-family and multi-family mortgages. Also contributing to the increase in net income was a $4.1 million, or 153%, increase in mortgage warehouse fees and a $767,000 increase in loan servicing fees that reflected a lower negative fair market value adjustment to mortgage servicing rights.

Partially offsetting the increases to net income was a $13.1 million increase in the provision for income taxes due to the 179% increase in pre-tax income, and a $10.9 million increase in noninterest expenses, reflecting higher salaries and employee benefits to support the strong growth in our businesses, as well as increases in loan expenses from higher volume.

Net Interest Income.    Net interest income increased $32.7 million, or 100%, to $65.3 million for the three months ended September 30, 2020, compared with the three months ended September 30, 2019. The 100% increase was due to a $3.4 billion increase in our average interest earning assets and a 76 basis point increase in our interest rate spread, to 2.74%, for the three months ended September 30, 2020 from 1.98% for the three months ended September 30, 2019.

Our net interest margin increased 59 basis points, to 2.81%, for the three months ended September 30, 2020 from 2.22% for the three months ended September 30, 2019. The increase in net interest margin reflected lower funding costs that outpaced the lower overall market interest rates on loans.

Interest Income.   Interest income increased $16.5 million, or 28%, to $76.3 million for the three months ended September 30, 2020, compared with the three months ended September 30, 2019. This increase was primarily attributable to a $19.1 million increase in interest on loans and loans held for sale from higher volumes and was partially offset by lower overall market interest rates.

The average balance of loans, including loans held for sale, during the three months ended September 30, 2020 increased $3.2 billion, or 68%, to $7.9 billion from $4.7 billion for the three months ended September 30, 2019, while the average yield on loans decreased 83 basis points, to 3.61%, for the three months ended September 30, 2020, compared to 4.44% for the three months ended September 30, 2019. The increase in average balances of loans and loans held for sale was primarily due to significant increases in warehouse funding and multi-family volume. The decrease in the average yield on loans was due to the overall decrease in interest rates in the economy period to period.

The average balance of mortgage loans in process of securitization increased $286.4 million, or 176%, to $449.3 million for the three months ended September 30, 2020, compared to $162.9 million for the three months ended September 30, 2019, while the average yield decreased 58 basis points to 2.88% for the three months ended September 30, 2020.

Merchants Bancorp

The average balance of interest-earning deposits and other decreased $82.6 million, or 12%, to $587.8 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, while the average yield decreased 184 basis points, to 0.46%, for the three months ended September 30, 2020.

Interest Expense.   Total interest expense decreased $16.2 million, or 60%, to $10.9 million for the three months ended September 30, 2020, compared with the three months ended September 30, 2019.

Interest expense on deposits decreased $16.9 million, or 65%, to $9.1 million for the three months ended September 30, 2020 from the three months ended September 30, 2019. The decrease was attributable to a 152 basis point decrease in the average cost of interest-bearing deposits, to 0.50% for the three months ended September 30, 2020 from 2.02% for the same period in 2019. The decrease in the cost of deposits was primarily due to custodial interest-bearing checking accounts that are tied to lower short-term LIBOR rates, lower rates on brokered certificates of deposits, and the overall decrease in interest rates in the economy period to period. The lower rates were partially offset by a $2.1 billion, or 42%, increase in the average balance of interest-bearing deposits, to $7.2 billion compared to the balance at September 30, 2019. The increase in the average balance of interest-bearing deposits was primarily due to interest-bearing checking accounts and money market accounts.

Interest expense on borrowings increased $734,000 or 67%, to $1.8 million for the three months ended September 30, 2020 from $1.1 million for the three months ended September 30, 2019. The increase was due primarily to a $740.4 million, or 1,243%, increase in the average balance of borrowings outstanding for the three months ended September 30, 2020 that was partially offset by a 640 basis point decrease in the average cost of borrowings to 0.91%, compared to 7.31% for the three months ended September 30, 2019. The higher average balances for the three months ended September 30, 2020 reflected an increase in borrowing from the FHLB, the Federal Reserve discount window, and the PPPLF at much lower rates. Also included in borrowings, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 0.40% and 3.29%, to an effective rate of 0.91% and 7.31% for the three months ended September 30, 2020 and 2019, respectively.

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

	Three Months Ended September 30,
	2020			2019
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-bearing deposits, and other	$587,804	$683	0.46%	$670,399	$3,888	2.30%
Securities available for sale - taxable	269,896	431	0.64%	278,314	1,604	2.29%
Securities available for sale - tax exempt	5,145	37	2.86%	9,032	68	2.99%
Mortgage loans in process of securitization	449,336	3,250	2.88%	162,915	1,422	3.46%
Loans and loans held for sale	7,923,726	71,857	3.61%	4,718,771	52,779	4.44%
Total interest-earning assets	9,235,907	76,258	3.28%	5,839,431	59,761	4.06%
Allowance for loan losses	(21,585)			(12,990)
Noninterest-earning assets	195,128			183,399
Total assets	$9,409,450			$6,009,840

Liabilities/Equity:
Interest-bearing checking	$3,890,865	$1,368	0.14%	$1,951,613	$9,253	1.88%
Savings deposits	180,931	34	0.07%	152,509	85	0.22%
Money market	1,578,956	3,861	0.97%	977,228	4,698	1.91%
Certificates of deposit	1,589,852	3,841	0.96%	2,032,619	12,003	2.34%
Total interest-bearing deposits	7,240,604	9,104	0.50%	5,113,969	26,039	2.02%
Borrowings	800,021	1,832	0.91%	59,585	1,098	7.31%
Total interest-bearing liabilities	8,040,625	10,936	0.54%	5,173,554	27,137	2.08%
Noninterest-bearing deposits	579,145			198,832
Noninterest-bearing liabilities	57,147			69,722
Total liabilities	8,676,917			5,442,108
Equity	732,533			567,732
Total liabilities and equity	$9,409,450			$6,009,840
Net interest income		$65,322			$32,624
Interest rate spread			2.74%			1.98%
Net interest-earning assets	$1,195,282			$665,877
Net interest margin			2.81%			2.22%
Average interest-earning assets to average interest-bearing liabilities			114.87%			112.87%

Provision for Loan Losses.   We recorded a provision for loan losses of $3.0 million for the three months ended September 30, 2020, an increase of $1.8 million, over the three months ended September 30, 2019. The allowance for loan losses was $23.4 million, or 0.48% of loans receivable, at September 30, 2020, compared to $15.8 million, or 0.52% of loans receivable at December 31, 2019, and $13.7 million, or 0.50%, at September 30, 2019. The increases in the allowance for loan losses compared to both prior periods reflected increases associated with loan growth and uncertainties surrounding COVID-19. Additional details are provided in the Allowance for Loan Losses portion of the Comparison of Financial Condition at September 30, 2020 and December 31, 2019. While it is too early to know the full extent of potential future losses associated with the impact of COVID-19, the Company continues to monitor the situation and may need to adjust future expectations as developments occur throughout the remainder of 2020.

Merchants Bancorp

Noninterest Income.   Noninterest income increased $27.8 million, or 256%, to $38.7 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily due to a $21.2 million, or 255%, increase in gain on sale of loans, to $29.5 million, for the three months ended September 30, 2020 compared to $8.3 million for the three months ended September 30, 2019, primarily from an increase in volume from single-family and multi-family mortgage loans.

A summary of the gain on sale of loans for the three months ended September 30, 2020 and 2019 is below:

	Gain on Sale of Loans
	Three Months Ended
	September 30,	June 30,	September 30,
	2020	2020	2019

	(in thousands)
Loan Type
Multi-family	$14,872	$6,839	$7,582
Single-family	14,093	10,059	724
Small Business Association (SBA)	533	186	6
Total	$29,498	$17,084	$8,312

Also contributing to the increase in noninterest income was a $4.1 million increase in mortgage warehouse fees that reached $6.8 million for the three months ended September 30, 2020, related to the significant increase in loan volume compared to the same period in the prior year.

Additionally, a $767,000 increase in loan servicing fees included a $971,000 negative adjustment to the fair value of mortgage servicing rights for the three months ended September 30, 2020, compared to a negative adjustment of $1.5 million for the three months ended September 30, 2019.

Noninterest Expense.   Noninterest expense increased $10.9 million, or 70%, to $26.4 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was due primarily to a $7.4 million, or 81% increase in salaries and employee benefits to support business growth, with commissions representing $4.6 million of that increase. Also contributing to the increase was a $1.7 million increase in loan expenses. The efficiency ratio was at 25.4% in the three months ended September 30, 2020, compared with 35.7% in the three months ended September 30, 2019.

Income Taxes.   Income tax expense increased $13.1 million, or 202%, to $19.6 million for the three months ended September 30, 2020 from the three months ended September 30, 2019. The increase was due primarily to a 179% increase in pretax income period to period. The effective tax rate was 26.3% for the three months ended September 30, 2020 and 24.3% for the three months ended September 30, 2019.

Comparison of Operating Results for the Nine Months Ended September 30, 2020 and 2019

General.   Net income for the nine months ended September 30, 2020 was $120.7 million, an increase of $73.5 million, or 155%, compared to the nine months ended September 30, 2019. The increase was primarily due to a $70.2 million increase in net interest income, a $47.7 million increase in gain on sale of loans, and a $10.5 million increase in mortgage warehouse fees. Partially offsetting the increases was a $26.9 million increase in the provision for income taxes, a $24.5 million increase in noninterest expenses, a $5.8 million increase in the provision for loan losses, and a $1.6 million decrease in loan servicing fees related primarily to negative fair market value adjustments to mortgage servicing rights.

Merchants Bancorp

Net Interest Income.    Net interest income increased $70.2 million, or 83%, to $154.9 million for the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019. The increase was due to a $3.4 billion increase in our average interest earning assets and a 25 basis point increase in our interest rate spread, to 2.45%, for the nine months ended September 30, 2020 from 2.20% for the nine months ended September 30, 2019.

Our net interest margin increased 11 basis points, to 2.56%, for the nine months ended September 30, 2020 from 2.45% for the nine months ended September 30, 2019. The increase in net interest margin reflected lower funding costs that outpaced the lower overall market interest rates on loans compared to the nine months ended September 30, 2019.

Interest Income.   Interest income increased $56.7 million, or 38%, to $204.9 million for the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019. This increase was primarily attributable to a $59.8 million increase in interest on loans and loans held for sale and a $4.1 million increase in interest on mortgage loans in process of securitization, which was partially offset by a decrease of securities available for sale and other interest-bearing assets.

The average balance of loans, including loans held for sale, during the nine months ended September 30, 2020 increased $2.9 billion, or 80%, to $6.6 billion from $3.7 billion for the nine months ended September 30, 2019, reflecting significant increases in warehouse funding and multi-family volume. The average yield on loans decreased 88 basis points, to 3.82%, for the nine months ended September 30, 2020, compared to 4.70% for the nine months ended September 30, 2019, due to the overall decrease in interest rates in the economy period to period.

The average balance of interest-earning deposits and other increased $283.6 million, or 57%, to $778.3 million for the nine months ended September 30, 2020 from $494.6 million for the nine months ended September 30, 2019, while the average yield decreased 182 basis points, to 0.70%, for the nine months ended September 30, 2020.

The average balance of mortgage loans in process of securitization increased $220.2 million, or 141%, to $376.0 million for the nine months ended September 30, 2020, compared to $155.8 million for the nine months ended September 30, 2019, while the average yield decreased 76 basis points to 3.05% for the nine months ended September 30, 2020.

Interest Expense.   Total interest expense decreased $13.5 million, or 21%, to $50.0 million for the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019.

Interest expense on deposits decreased $14.5 million, or 24%, to $45.1 million for the nine months ended September 30, 2020 from the nine months ended September 30, 2019. The decrease was attributable to 108 basis point decrease in the average cost of interest-bearing deposits, to 0.92% for the nine months ended September 30, 2020 from 2.00% for the same period in 2019, primarily due to the overall decrease in interest rates in the economy period to period. Offsetting the lower average cost was an increase in the average balance of interest-bearing deposits of $2.5 billion, or 64%, to $6.5 billion for the nine months ended September 30, 2020, reflecting growth in interest-bearing checking accounts and certificates of deposit.

Interest expense on borrowings increased $929,000, or 24%, to $4.8 million for the nine months ended September 30, 2020 from $3.9 million for the nine months ended September 30, 2019. The increase was due primarily to a $448.4 million, or 507%, increase in the average balance of borrowings outstanding for the nine months ended September 30, 2020 that was nearly offset by a 471 basis point decrease in the average cost of borrowings of 1.20%, compared to 5.91% for the nine months ended September 30, 2019. The higher average balances for the nine months ended September 30, 2020 reflected an increase in borrowing from the FHLB, Federal Reserve discount window, and PPPLF at much lower rates. Also included in borrowings, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 0.52% and 3.43%, to an effective rate of 1.20% and 5.91% for the nine months ended September 30, 2020 and 2019, respectively.

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

	Nine Months Ended September 30,
	2020			2019
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-bearing deposits, and other	$778,293	$4,062	0.70%	$494,647	$9,314	2.52%
Securities available for sale - taxable	280,225	2,725	1.30%	279,203	4,632	2.22%
Securities available for sale - tax exempt	5,248	112	2.85%	10,169	217	2.85%
Mortgage loans in process of securitization	375,993	8,580	3.05%	155,779	4,434	3.81%
Loans and loans held for sale	6,628,883	189,400	3.82%	3,689,208	129,599	4.70%
Total interest-earning assets	8,068,642	204,879	3.39%	4,629,006	148,196	4.28%
Allowance for loan losses	(18,977)			(13,054)
Noninterest-earning assets	188,976			182,158
Total assets	$8,238,641			$4,798,110

Liabilities/Equity:

Interest-bearing checking	$2,874,370	$10,586	0.49%	$1,617,221	$23,255	1.92%
Savings deposits	173,570	120	0.09%	148,137	246	0.22%
Money market	1,375,667	12,400	1.20%	943,420	13,631	1.93%
Certificates of deposit	2,104,225	22,026	1.40%	1,280,303	22,478	2.35%
Total interest-bearing deposits	6,527,832	45,132	0.92%	3,989,081	59,610	2.00%
Borrowings	536,794	4,838	1.20%	88,423	3,909	5.91%
Total interest-bearing liabilities	7,064,626	49,970	0.94%	4,077,504	63,519	2.08%
Noninterest-bearing deposits	396,124			166,238
Noninterest-bearing liabilities	79,820			56,277
Total liabilities	7,540,570			4,300,019
Equity	698,071			498,091
Total liabilities and equity	$8,238,641			$4,798,110
Net interest income		$154,909			$84,677
Interest rate spread			2.45%			2.20%
Net interest-earning assets	$1,004,016			$551,502
Net interest margin			2.56%			2.45%
Average interest-earning assets to average interest-bearing liabilities			114.21%			113.53%

Provision for Loan Losses.   We recorded a provision for loan losses of $7.7 million for the nine months ended September 30, 2020, an increase of $5.8 million, over the nine months ended September 30, 2019. The allowance for loan losses was $23.4 million, or 0.48% of loans receivable at September 30, 2020, compared to $15.8 million, or 0.52% of loans receivable at December 31, 2019, and $13.7 million, or 0.50%, at September 30, 2019. The increases in the allowance for loan losses compared to both prior periods reflected increases associated with loan growth and uncertainties surrounding COVID-19. Additional details are provided in the Allowance for Loan Losses portion of the Comparison of Financial Condition at September 30, 2020 and December 31, 2019. While it is too early to know the full

Merchants Bancorp

extent of potential future losses associated with the impact of COVID-19, the Company continues to monitor the situation and may need to adjust future expectations as developments occur throughout the remainder of 2020.

Noninterest Income.   Noninterest income increased $60.4 million, or 248%, to $84.7 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily due to a $47.7 million, or 238%, increase in gain on sale of loans, to $67.7 million, for the nine months ended September 30, 2020 compared to $20.1 million for the same period in 2019, from an increase in the volume of single-family mortgage loans and multi-family rental real estate.

A summary of the gain on sale of loans for the nine months ended September 30, 2020 and 2019 is below:

	Gain on Sale of Loans
	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
Loan Type
Multi-family	$40,563	$18,714
Single-family	26,225	1,280
Small Business Association (SBA)	960	65
Total	$67,748	$20,059

Also contributing to the increase in noninterest income was a $10.5 million increase in mortgage warehouse fees that reached $15.1 million for the nine months ended September 30, 2020, related to the significant increase in volume compared to the same period in 2019.

These increases were partially offset by a $1.6 million decrease in loan servicing fees that included a $8.0 million negative adjustment to the fair value of mortgage servicing rights for the nine months ended September 30, 2020, compared to a negative adjustment of $5.9 million for the nine months ended September 30, 2019.

Noninterest Expense.   Noninterest expense increased $24.5 million, or 55%, to $69.0 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was due primarily to a $15.0 million, or 54%, increase in salaries and employee benefits, reflecting an increase in commission expense associated with higher volume and additional employees to support business growth. Also contributing to the increase was a $3.7 million increase in deposit insurance expense related to the growth in deposits and assets. The efficiency ratio was at 28.8% in the nine months ended September 30, 2020, compared with 40.8% in the nine months ended September 30, 2019.

Income Taxes.   Income tax expense increased $26.9 million, or 175%, to $42.2 million for the nine months ended September 30, 2020 from the nine months ended September 30, 2019. The increase was due primarily to a 160% increase in pretax income period to period. The effective tax rate was 25.9% for the nine months ended September 30, 2020 and 24.5% for the nine months ended September 30, 2019.

Our Segments

We operate in three primary segments: Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. We believe that Merchants Bank’s subsidiary, Merchants Capital Corp. (“MCC”), which operates in our Multi-Family Mortgage Banking segment, is one of the largest FHA lenders and GNMA servicers in the country based on aggregate loan principal value. As of September 30, 2020, MCC also had a $15.0 billion servicing portfolio for banks and

Merchants Bancorp

investors, including $2.6 billion serviced for Merchants Bank. The servicing portfolio is primarily GNMA loans and is a significant source of our noninterest income and deposits.

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

For the three months ended September 30, 2020 and 2019, we had total net income of $55.0 million and $20.3 million, respectively, and for the nine months ended September 30, 2020 and 2019, we had total net income of $120.7 million and $47.3 million, respectively. Net income for our three segments for the respective periods was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Multi-family Mortgage Banking	$5,891	$2,741	$14,941	$4,546
Mortgage Warehousing	33,793	10,924	73,942	21,076
Banking	17,486	7,649	37,248	24,826
Other	(2,168)	(1,055)	(5,384)	(3,180)

Total	$55,002	$20,259	$120,747	$47,268

Multi-family Mortgage Banking.

Comparison of results for the three months ended September 30, 2020 and 2019:

The Multi-family Mortgage Banking segment reported net income of $5.9 million for the three months ended September 30, 2020, an increase of $3.2 million, or 115%, from the $2.7 million net income reported for the three months ended September 30, 2019. The growth was primarily due to an increase in gain on sale of loans.

Partially offsetting the increase in gain on sale of loans was a $5.9 million increase in noninterest expenses, primarily due to an increase in salaries and employee benefits associated with higher commissions and additional employees to support growth in volume, in addition to a $1.6 million increase in the provision for income taxes associated with higher pre-tax income compared to the three months ended September 30, 2019.

Merchants Bancorp

The three months ended September 30, 2020 included a $730,000 negative fair value adjustment to mortgage servicing rights, compared with a $1.5 million negative adjustment for the three months ended September 30, 2019.

The volume of loans originated and acquired for sale in the secondary market increased by $220.5 million, to $472.1 million, for the three months ended September 30, 2020 compared to $251.6 million for the three months ended September 30, 2019.

Comparison of results for the nine months ended September 30, 2020 and 2019:

The Multi-family Mortgage Banking segment reported net income of $14.9 million for the nine months ended September 30, 2020, an increase of $10.4 million, or 229%, from the $4.5 million of net income reported for the nine months ended September 30, 2019. The growth was primarily due to an increase in gain on sale of loans.

Partially offsetting the increase in gain on sale of loans was an $14.4 million increase in noninterest expenses, primarily due to an increase in salaries and employee benefits associated with higher commissions and additional employees to support growth in volume, in addition to a $4.4 million increase in the provision for income taxes associated with significantly higher pre-tax income compared to the nine months ended September 30, 2019.

Also partially offsetting the increase in gain on sale of loans compared to the prior year’s period were higher negative fair market value adjustments to mortgage servicing rights. The nine months ended September 30, 2020 included a $8.0 million negative fair value adjustment to mortgage servicing rights, compared with a $5.9 million negative adjustment for the nine months ended September 30, 2019.

The volume of loans originated and acquired for sale in the secondary market increased by $962.3 million, to $1.5 billion, for the nine months ended September 30, 2020 compared to $502.4 million for the nine months ended September 30, 2019.

Mortgage Warehousing.

Comparison of results for the three months ended September 30, 2020 and 2019:

The Mortgage Warehousing segment reported net income for the three months ended September 30, 2020 of $33.8 million, an increase of $22.9 million, or 209%, over the $10.9 million reported for the three months ended September 30, 2019. The higher net income was primarily due to a $27.7 million, or 193%, increase in net interest income after provision for loan losses, associated with significantly higher volume. The volume of loans funded during the three months ended September 30, 2020 amounted to $35.2 billion, an increase of $20.1 billion, or 134%, compared to the same period in 2019. This compared favorably to the 32% industry increase in single-family residential loan volumes from the three months ended September 30, 2019 to the three months ended September 30, 2020, according to the Mortgage Bankers Association. Also contributing to the increase in net income for the three months ended September 30, 2020 compared to the prior year’s period was a $4.1 million, or 153%, increase in noninterest income that was offset by a $8.3 million increase in the provision for income taxes associated with a 219% higher pre-tax income.

Comparison of results for the nine months ended September 30, 2020 and 2019:

The Mortgage Warehousing segment reported net income for the nine months ended September 30, 2020 of $73.9 million, an increase of $52.9 million, or 251%, over the $21.1 million reported for the nine months ended September 30, 2019. The higher net income was primarily due to a $62.9 million, or 202%, increase in net interest income after provision for loan losses, associated with significantly higher volume. The volume of loans funded during the nine months ended September 30, 2020 amounted to $80.5 billion, an increase of $50.6 billion, or 169%, compared to the same period in 2019. This compared favorably to the 59% industry increase in single-family residential loan volumes from the nine months ended September 30, 2019 to the nine months ended September 30, 2020, according to the Mortgage Bankers Association. Also contributing to the increase in net income for the nine months ended September 30,

Merchants Bancorp

2020 compared to the prior year’s period was a $10.6 million, or 232%, increase in noninterest income that was offset by a $18.5 million increase in the provision for income taxes associated with a 257% higher pre-tax income.

Banking.

Comparison of results for the three months ended September 30, 2020 and 2019:

The Banking segment reported net income of $17.5 million for the three months ended September 30, 2020, an increase of $9.8 million, or 129%, over the three months ended September 30, 2019. The increase was primarily due to an $13.2 million increase in noninterest income, reflecting significant growth in gain on sale of single-family mortgage loans. There was also an increase of $3.7 million in net interest income after provision for loan losses. Partially offsetting these increases was a $3.7 million increase in the provision for income tax associated with a 137% increase in pre-tax income, and a $3.4 million increase in noninterest expenses associated with higher loan expenses and salaries to support the increase in single family volume.

Comparison of results for the nine months ended September 30, 2020 and 2019:

The Banking segment reported net income of $37.2 million for the nine months ended September 30, 2020, an increase of $12.4 million, or 50%, over the nine months ended September 30, 2019. The increase was primarily due to a $21.2 million increase in noninterest income, reflecting significant growth in gain on sale of single-family mortgage loans. Partially offsetting this increase was a $5.6 million increase in the provision for loan losses reflecting loan growth and uncertainties associated with COVID-19, as well as a $6.2 million increase in noninterest expenses that reflected higher loan expenses and higher deposit insurance related to the growth in deposits and assets compared to the prior year period.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $(1.2) billion and $(1.7) billion for the nine months ended September 30, 2020 and 2019, respectively. Net cash provided by (used in) investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $(1.9) billion and $(698.9) million for the nine months ended September 30, 2020 and 2019, respectively. Net cash provided by financing activities, which is comprised primarily of net change in deposits and borrowings, was $3.0 billion and $2.4 billion for the nine months ended September 30, 2020 and 2019, respectively.

At September 30, 2020, we had $1.3 billion in outstanding commitments to extend credit that are subject to credit risk and $2.7 billion outstanding commitments subject to certain performance criteria and cancellation by the Company, including loans pending closing, unfunded construction draws, and unfunded lines of warehouse credit. We anticipate that we will have sufficient funds available to meet our current loan origination commitments.

Within our role as a multi-family mortgage servicer for other banks and investors, we may be obligated to remit principal and interest payments to investors on certain loans regardless of the borrower’s ability to make payments, which could become more likely as a result of the COVID-19 pandemic. If there are situations where a borrower is

Merchants Bancorp

granted a forbearance, the Company believes it has sufficient liquidity to cover these required advances. We have not received any requests for forbearance in our multi-family portfolio that is serviced for others as of September 30, 2020 but remain confident in our ability to fund potential advances we may be required to make as a result of the COVID-19 pandemic.

Certificates of deposit that are scheduled to mature in less than one year from September 30, 2020 totaled $1.1 billion. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances, the Federal Reserve’s discount window, and PPPLF, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Based on available collateral at September 30, 2020, we had access of up to an additional $2.5 billion in unused lines of credit. This liquidity enhances the ability to effectively manage interest expense and assets levels in the future. The Company began utilizing the PPPLF during the three months ended September 30, 2020, and the Federal Reserve’s discount window from the second quarter 2020, which has contributed to lowering interest expenses.

Capital Resources.

The access to and cost of funding new business initiatives, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs and the level and nature of regulatory oversight depend, in part, on our capital position. The Company filed a registration statement on Form S-3 with the SEC on December 30, 2019, which was declared effective on January 9, 2020, and which provides a means to allow us to issue registered securities to finance our growth objectives.

The assessment of capital adequacy depends on a number of factors, including asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to our current operations and to promote public confidence in our Company.

Shareholders’ Equity. Shareholders’ equity was $757.1 million as of September 30, 2020, compared to $653.7 million as of December 31, 2019. The $103.4 million increase resulted primarily from the net income of $120.7 million, which was partially offset by dividends paid on common and preferred shares of $6.9 million and $10.9 million, respectively, during the period.

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

Merchants Bancorp

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

Dividends on the Series B Preferred Stock, to the extent declared by the Company’s board, are payable quarterly at an annual rate of $60.00 per share (equivalent to $1.50 per depositary share) through December 31, 2024. After such date, quarterly dividends will accrue and be payable at a floating rate equal to three-month LIBOR plus a spread of 456.9 basis points per year. In the event that three-month LIBOR is less than zero, three-month LIBOR shall be deemed to be zero. The Company may redeem the Series B Preferred Stock at its option, subject to regulatory approval, on or after October 1, 2024, as described in the prospectus supplement relating to the offering filed with the SEC on August 13, 2019.

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

Common Shares/Dividends. As of September 30, 2020, the Company had 28,745,614 common shares issued and outstanding. In February 2020, the board of directors declared quarterly dividends at an annual rate of $0.32 per share.

Capital Adequacy.

On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. The intent of CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Regulatory Relief, and Consumer Protection Act. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9%, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. In April 2020, under the CARES Act, the 9% leverage ratio threshold was temporarily reduced to 8% in response to the COVID-19 pandemic. The threshold will increase to 8.5% in 2021 and return to 9% in 2022. The Company, Merchants Bank, and FMBI elected to begin using CBLR in the first quarter of 2020 and all intend to utilize this measure for the foreseeable future. Eligibility criteria to utilize CBLR includes the following:

●	Total assets of less than $10 billion,
●	Total trading assets plus liabilities of 5% or less of consolidated assets,
●	Total off-balance sheet exposures of 25% or less of consolidated assets,
●	Cannot be an advanced approaches banking organization, and
●	Leverage ratio greater than 9%, or temporarily prescribed threshold established in response to COVID-19.

At September 30, 2020, the Company, Merchants Bank, and FMBI met all of the regulatory capital requirements with Tier 1 leverage capital levels to be classified as well-capitalized, and management is not aware of any conditions or

Merchants Bancorp

events since the most recent regulatory notification that would change the Company’s, Merchants Bank’s, or FMBI’s category.

At September 30, 2020, the Company reported a Tier 1 leverage capital level of $738.5 million, or 7.9% of adjusted total assets, which is slightly below the required level of $744.3 million, or 8.0%. The Company is expected to reach the 8% required level within the permitted two-quarter grace period. Merchants Bank reported a Tier 1 leverage capital level of $727.8 million, or 8.0% of adjusted total assets, which is above the required level of $725.0 million, or 8.0%; FMBI reported a Tier 1 leverage capital level of $23.8 million, or 9.5% of adjusted total assets, which is above the required level of $20.1 million, or 8.0%.

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

We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results reflect the analysis used quarterly by management. It models gradual -200, -100, +100

Merchants Bancorp

and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period. The following table presents NII at Risk for Merchants Bank as of September 30, 2020 and December 31, 2019.

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
September 30, 2020:
Dollar change	$(18,684)	$(19,948)	$22,492	$47,980
Percent change	(7.2)%	(7.7)%	8.7%	18.5%

December 31, 2019:
Dollar change	$(10,311)	$(16,293)	$17,501	$34,703
Percent change	(7.8)%	(12.3)%	13.2%	26.2%

Our interest rate risk management policy limits the change in our net interest income to 20% for a +/- 100 basis point move in interest rates, and 30% for a +/- 200 basis point move in rates. At September 30, 2020 we estimated that we are within policy limits set by our board of directors for the -200, -100, +100, and +200 basis point scenarios.

The EVE results for Merchants Bank included in the table below reflect the analysis used quarterly by management. It models immediate -200, -100, +100 and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
September 30, 2020:
Dollar change	$(2,231)	$10,056	$(17,549)	$(23,327)
Percent change	(0.3)%	1.4%	(2.4)%	(3.2)%

December 31, 2019:
Dollar change	$(3)	$(1,154)	$(3,130)	$(7,615)
Percent change	—%	(0.2)%	(0.5)%	(1.2)%

Our interest rate risk management policy limits the change in our EVE to 15% for a +/- 100 basis point move in interest rates, and 20% for a +/- 200 basis point move in rates. We are within policy limits set by our board of directors for the -200, -100, +100 and +200 basis point scenarios. The EVE reported at September 30, 2020 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective.

(b)        Changes in internal control.

There have been no changes in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Merchants Bancorp

Part II

Other Information

ITEM 1.       Legal Proceedings

None.

ITEM 1A.    Risk Factors

In addition to the risk factors previously disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the Company made the following update in its Form 10-Q for the quarter ended March 31, 2020, which has been further updated below for information as of September 30, 2020:

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

While the COVID-19 pandemic has minimally impacted our business and as of September 30, 2020 we had deferred payments on only 11 loans with unpaid balances of $1.6 million that represent less than 0.02% of total loans and loans held for sale, and we believe deferrals may better position customers to resume their regular payments to us in the future, these deferrals, and any additional deferrals may negatively impact our revenue and other results of operations at least in the near term, may produce additional requests for deferrals and/or for extensions and modifications beyond what we anticipate, and we may not be as successful as we expect in managing our credit risk, resulting in higher credit losses in our lending portfolio.

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

3.4	Second Amended and Restated By-Laws of Merchants Bancorp. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 20, 2018)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Merchants Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Merchants Bancorp

Date:	November 9, 2020	By:	/s/ Michael F. Petrie
Michael F. Petrie
Chairman & Chief Executive Officer

Date:	November 9, 2020	By:	/s/ John F. Macke
John F. Macke Chief Financial Officer
(Principal Financial & Accounting Officer)