Form 10-K
period 2020-12-31
Merchants Bancorp
filed 2021-03-05
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-38258

MERCHANTS BANCORP

(Exact name of Registrant as specified in its charter)

INDIANA	20-5747400
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

410 Monon Blvd. Carmel, Indiana	46032
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (317) 569-7420

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ◻ No ⌧

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” or “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ◻	Smaller reporting company ☐
Accelerated filer ⌧	Emerging growth company ☒
Non-accelerated filer ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”) was $301.3 million.

As of February 25, 2021, the Registrant had 28,782,139 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement, for its 2021 annual meeting of shareholders to be held May 20, 2021, to be filed within 120 days after December 31, 2020, are incorporated by reference into Part III of this Form 10-K.

MERCHANTS BANCORP

Annual Report on Form 10-K

For Year Ended December 31, 2020

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

PART I

Item 1. Business.

Company Overview

Merchants Bancorp (the “Company,” “Merchants,” “we,” “our,” or “us”), an Indiana corporation formed in 2006, is a diversified bank holding company headquartered in Carmel, Indiana and registered under the Bank Holding Company Act of 1956, as amended. We currently operate in and service multiple lines of business, including multi-family housing, mortgage warehouse financing, retail and correspondent residential mortgage banking, agricultural lending, Small Business Administration (“SBA”) lending, and traditional community banking. As of December 31, 2020, we had $9.6 billion in assets, $7.4 billion of deposits and $810.6 million of shareholders’ equity.

We were founded in 1990 as a mortgage banking company, providing financing for multi-family housing and senior living properties. The shared vision of our founders, Michael Petrie and Randall Rogers, was to create a diversified financial services company, which efficiently operates both nationally through mortgage banking and related services and locally through a community bank. We have primarily grown organically, but also through strategic acquisitions. We have strategically built our business in a way that we believe offers insulation from cyclical economic and credit swings and provides synergies across our lines of business.

Merchants Bank of Indiana (“Merchants Bank”), one of our wholly owned banking subsidiaries, operates under an Indiana charter and provides traditional community banking services, as well as retail and correspondent residential mortgage banking and agricultural lending. Merchants Bank has six depository branches located in Carmel, Indianapolis, Lynn, Spartanburg, and Richmond, Indiana. Farmers-Merchants Bank of Illinois (“FMBI”), our other wholly owned banking subsidiary, operates under an Illinois charter and provides traditional community banking services and agricultural lending. FMBI has four depository branches located in Joy, Paxton, Melvin, and Piper City, Illinois.

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

Multi-Family Mortgage Banking

Merchants Capital Corp. (“MCC”) and Merchants Capital Servicing, LLC (“MCS”), subsidiaries of Merchants Bank, are primarily engaged in mortgage banking, specializing in originating and servicing loans for multi-family rental housing and healthcare facility financing. Our servicing portfolio consists primarily of Government National Mortgage Association (“Ginnie Mae”) loans. We also have the ability to originate and service Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) affordable multi-family products. Our origination platform and servicing portfolio are significant sources of our noninterest income and deposits.

Through the Multi-Family Mortgage Banking segment, we primarily originate Federal Housing Authority (“FHA”) loans that are sold as Ginnie Mae mortgage backed securities within approximately 30 days. We believe that MCC is one of the largest FHA lenders and Ginnie Mae servicers in the country based on aggregate loan principal balance. The Company also originates affordable loans sold to Freddie Mac and Fannie Mae as mortgage backed securities. The loans are sold and servicing rights are retained. In addition to the loans originated directly through Multi-Family Mortgage Banking, we also fund loans brought to us by non-affiliated entities and service or sub-service loans for a fee. Other originations include bridge and permanent financing that are referred to the Banking segment.

The segment’s primary source of funding is the national secondary mortgage market. Investors in the market are primarily large financial institutions, brokerage companies, insurance companies and real estate investment trusts. MCC is an approved FHA lender and a Ginnie Mae issuer of mortgage backed securities. It is also an approved Multi-family Accelerated Processing and Housing and Urban Development (“HUD”) section 232 LEAN lender and a Rural Housing Service (“RHS”) approved lender for their Section 538 program. MCC is an approved Freddie Mac Targeted Affordable Lender and Fannie Mae Affordable Lender. These programs facilitate secondary market activities in order to provide funding for the multi-family mortgage market.

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

Mortgage Warehousing

We started the warehouse lending business in 2009 as a result of dislocation in the market. Merchants Bank currently has warehouse lines of credit and loan participations with some of the largest non-depository financial institutions and mortgage bankers in the industry.

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

Mortgage Warehousing has grown to fund over $20 billion of loan principal annually since 2015 and funded $111 billion in 2020. Mortgage Warehousing also provides deposits related to the mortgage escrow accounts of its customers.

Banking

The Banking segment includes retail banking, commercial lending, agricultural lending, retail and correspondent residential mortgage banking, and SBA lending. Banking operates primarily in the Indianapolis metropolitan and Randolph County Indiana markets, as well as Ford County in Central Illinois. Our correspondent mortgage banking business, like Multi-family Mortgage Banking and Mortgage Warehousing, is a national business. The Banking segment has a well-diversified customer and borrower base and has experienced significant growth over the past three years.

Commercial Lending and Retail Banking

Merchants Bank holds loans in its portfolio comprised of multi-family construction and bridge loans referred by MCC, owner occupied commercial real estate loans, commercial and industrial loans, agricultural loans, residential mortgage loans and consumer loans. Merchants Bank receives deposits from customers located primarily in Hamilton, Marion, Randolph and surrounding counties in Indiana and from the escrows generated by the servicing activities of MCC and MCS. FMBI receives deposits from and makes loans to customers located through multiple branches in Illinois.

Agricultural Lending

Merchants Bank’s Lynn and Richmond, Indiana offices primarily offer agricultural loans within its designated Community Reinvestment Act (“CRA”) assessment area of Randolph and Wayne counties in Eastern Indiana and nearby Darke County, Ohio. FMBI primarily provides agricultural loans within its designated CRA assessment area of Mercer County in Western Illinois and with its acquisition of Farmers-Merchants National Bank of Paxton (“FMNBP”) in October 2018, in Ford County in East Central Illinois. Merchants Bank and FMBI offer operating lines of credit for crop and livestock production, intermediate term financing to purchase agricultural equipment and breeding livestock and long-term financing to purchase agricultural real estate. Merchants Bank is approved to sell agricultural loans in the secondary market through the Federal Agricultural Mortgage Corporation (“Farmer Mac”) and uses this relationship to manage interest rate risk within the agricultural loan portfolio. Merchants Bank is also a Certified Lender with the Farm Service Agency and FMBI is a Standard Eligible Lender with the Farm Service Agency in the 90% guarantee program, to offset credit risk inherent in the Agriculture loan portfolio.

Single-Family Mortgage Lending, Correspondent Lending and Servicing

Merchants Mortgage is the branded arm and division of Merchants Bank that is a full service single-family mortgage origination and servicing platform that we launched in February 2013. Merchants Mortgage is both a retail and correspondent mortgage lender. Merchants Mortgage offers agency eligible, jumbo fixed and hybrid adjustable rate mortgages for purchase or refinancing of single-family residences. Other products include construction, bridge and lot financing, and first-lien home equity lines of credit (“HELOC”). Merchants Mortgage generates revenues from fees charged to borrowers, interest income during the warehouse period, gain on sale of loans to investors, and servicing fee income. There are multiple investor outlets, including direct sale capability to Fannie Mae, Freddie Mac, Federal Home Loan Bank (“FHLB”) of Indianapolis and Chicago, and other third-party investors to allow Merchants Mortgage a best execution at sale. Merchants Mortgage also originates loans held for investment and earns interest income over the life of the loan.

SBA Lending

Merchants Bank participates in the SBA’s 7(a), 504 and Express programs in order to meet the needs of our small business communities and help diversify our retail revenue stream. In January 2018, Merchants Bank was awarded Preferred Lender Program status, the SBA’s highest level of approval that a lender can hold. This designation provides us delegated loan approval, closing and servicing authority that enables loan decisions to be made more rapidly. In December 2019, the Company added a new team of SBA originators, located in Illinois and Indiana, to help broaden our reach to small business owners in and around these states and was well positioned to participate in the government sponsored Paycheck Protection Program (“PPP”) established in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) during 2020 and 2021.

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

See “Operating Segment Analysis for the Years Ended December 31, 2020 and 2019” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 25, “Segment Information,” in the notes to our Consolidated Financial Statements for further information about our segments.

Competition

We compete in a number of areas, including commercial and retail banking, residential mortgages, and multi-family FHA, Fannie Mae, and Freddie Mac affordable loan originations in the multi-family and healthcare sectors.

These industries are highly competitive, and the Company faces strong direct competition for deposits, loans, and FHA loan originations and other financial-related services. We compete with other non-depository financial institutions and community banks, thrifts and credit unions. Although some of these competitors are situated locally, others have statewide or regional presence. In addition, we compete with large banks and other financial intermediaries, such as consumer finance companies, brokerage firms, mortgage banking companies, business leasing and finance companies, insurance companies, multi-family loan origination businesses, securities firms, mutual funds and certain government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. Additionally, we face growing competition from online businesses with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, as well as automated retirement and investment service providers. We believe that the range and quality of products that we offer, the knowledge of our personnel and our emphasis on building long-lasting relationships sets us apart from our competitors.

Human Capital

As of December 31, 2020, we had approximately 404 full-time employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement.

We regularly solicit feedback from our employees to gain a better understanding of why they may enjoy working at Merchants and what areas of improvement there may be. Feedback from such surveys is reviewed by senior management, including our Chief Executive Officer and the leader of each of our business units, and is generally used to develop ways in which our employees’ experiences can be improved and/or work can become more efficient. We believe that our relations with employees are positive. For example, we have been named to the list of “Best Places to Work in Indiana” by the Indiana Chamber of Commerce every year since 2016 and in 2020 our turnover rate was 9.49%. Additionally, in order to reward employees for their contributions towards our success and to help ensure that our employees are more aligned with our shareholders, in 2020 we established an Employee Stock Ownership Plan (“ESOP”). Under the ESOP, from time to time we may make a contribution of newly issued shares of our common stock or cash to purchase shares of our common stock, which is then allocated to eligible employees. The ESOP contribution is completely funded by the Company and is in addition to all other wages, incentives, and benefits, and requires nothing from our employees other than their ongoing hard work and dedication.

Additionally, while the health and safety of our employees is always the highest priority, the COVID-19 pandemic has required us to reevaluate our efforts and we made numerous changes and accommodations to help ensure employees remain healthy, safe, and productive, including:

●	added work from home flexibility;
●	encouraged those who are sick to stay home;
●	increasing cleaning protocols across all locations;
●	established new physical distancing procedures for employees who need to be onsite;
●	provided additional personal protective equipment and cleaning supplies;
●	implemented protocols to address actual and suspected COVID-19 cases and potential exposure; and
●	required masks to be worn in all locations.

Corporate Information

Our principal executive offices are located at 410 Monon Blvd., Carmel, Indiana 46032, and our telephone number at that address is (317) 569-7420. Through our website at www.merchantsbankofindiana.com under “Investors,” we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the

“SEC”). Those filings can also be obtained on the SEC’s website at www.sec.gov. Additionally, from time to time we may post other press releases, news, and stories regarding our business on the News section of our website’s Investor page. The information contained on our website is not a part of, or incorporated by reference into, this report.

SUPERVISION AND REGULATION

General

Insured banks, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Indiana Department of Financial Institutions (“IDFI”), Illinois Department of Financial and Professional Regulation (“IDFPR”), Board of Governors of the Federal Reserve System (“Federal Reserve”), Federal Deposit Insurance Corporation (“FDIC”), and Consumer Financial Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), anti-money laundering laws enforced by the U.S. Department of the Treasury (the “Treasury”) and mortgage related rules, including with respect to loan securitization and servicing by HUD and agencies such as Ginnie Mae, Fannie Mae, and Freddie Mac, have an impact on our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our operations and results, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than their shareholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.

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

Permitted Activities

Under the BHC Act, a BHC and its nonbank subsidiaries are generally permitted to engage in, or acquire direct or indirect control of the voting shares of companies engaged in, a wider range of nonbanking activities that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking, including:

•	factoring accounts receivable;
•	making, acquiring, brokering or servicing loans and usual related activities in connection with the foregoing;
•	leasing personal or real property under certain conditions;
•	operating a non-bank depository institution, such as a savings association;
•	engaging in trust company functions in a manner authorized by state law;
•	financial and investment advisory activities;
•	discount securities brokerage activities;
•	underwriting and dealing in government obligations and money market instruments;
•	providing specified management consulting and counseling activities;
•	performing selected data processing services and support services;
•	acting as an agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and
•	performing selected insurance underwriting activities.

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

Repurchase or Redemption of Shares

A BHC is generally required to give the Federal Reserve prior written notice of any purchase or redemption of its own then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve. The Federal Reserve has adopted an exception to this approval requirement for well-capitalized BHCs that meet certain conditions.

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

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“Patriot Act”), is comprehensive anti-terrorism legislation. Title III of the Patriot Act requires financial institutions to help prevent and detect international money laundering and the financing of terrorism and prosecute those involved in such activities. The Treasury has adopted additional requirements to further implement Title III.

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

Merchants Bank and FMBI established an anti-money laundering program pursuant to the BSA and a customer identification program pursuant to the Patriot Act. Merchants Bank and FMBI also maintain records of cash purchases of negotiable instruments, file reports of certain cash transactions exceeding $10,000 (daily aggregate amount), and report suspicious activity that might signify money laundering, tax evasion, or other criminal activities pursuant to the BSA.

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

Currently, a “well capitalized” institution is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8%, a Tier 1 leverage ratio of at least 5%, a common equity Tier 1 risk-based capital ratio of at least 6.5%, and is not subject to regulatory direction to maintain a specific level for any capital measure. Beginning January 1, 2020, an institution that has elected (of which the Company, Merchants Bank, and FMBI have done so) to use the community bank leverage ratio (“CBLR”) will be considered to be “well capitalized” if it has a leverage ratio of at least 9% (which has temporarily been reduced to a lower requirement as a result of the COVID-19 pandemic), as described further under the caption Capital Requirements and Basel III below. An “adequately capitalized” institution is one that has ratios of at least 8%, 6%, 4% and 4.5%, respectively. An institution is “undercapitalized” if any of its respective ratios is less than 8%, 6%, 4% and 4.5%, as applicable. “Significantly undercapitalized” institutions have ratios of less than 6%, 4%, 3% and 3%, respectively. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity to total assets that is 2% or less.

At December 31, 2020, Merchants Bank and FMBI were well capitalized, as defined by applicable regulations.

Capital Requirements and Basel III

Apart from the capital levels for insured depository institutions that were established by FDICIA for the prompt corrective action regime discussed above, the federal regulators have issued rules that impose minimum capital requirements on both insured depository institutions and their holding companies (with the exception of BHCs with less than $1 billion in pro forma consolidated assets and that meet other prerequisites). Although the rules contain certain standards applicable only to large, internationally active banks, many of them apply to all banking organizations, including us, Merchants Bank, and FMBI. The institutions and companies subject to the rules are referred to collectively herein as “covered” banking organizations. By virtue of a provision in The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) known as the Collins Amendment, the requirements must be the same at both the institution level and the holding company level. The minimum capital rules have undergone several revisions over the years. The current requirements, which began to take effect in 2015, are based on the international Basel III capital framework. These requirements apply to all covered banking organizations (including us) with some requirements phasing in over time.

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

On July 9, 2019, the federal regulators finalized and adopted the final Simplification Rule. Under the prior rules, including the Transitions Rule, mortgage servicing rights, net of related deferred tax liabilities, that are in excess of 10% of common equity or when combined with certain other deduction items are in excess of 15% of common equity are deducted from Common Equity Tier 1 capital.  Under the Simplification Rule, on January 1, 2020, this threshold was raised to 25% of common equity, which we expect to benefit the Company because it will reduce the deductions to capital that have traditionally been required. However, the non-deducted portion of MSRs must be risk weighted at 250%.

On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing CBLR, which became effective on January 1, 2020. The intent of CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Regulatory Relief, and Consumer Protection Act. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9%, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. Eligibility criteria to utilize CBLR includes the following:

●	Total assets of less than $10 billion,
●	Total trading assets plus liabilities of 5% or less of consolidated assets,
●	Total off-balance sheet exposures of 25% or less of consolidated assets,
●	Cannot be an advanced approaches banking organization, and
●	Leverage ratio greater than 9%, or temporarily reduced threshold established in response to COVID-19.

In April 2020, under the CARES Act, the 9% leverage ratio threshold was temporarily reduced to 8% in response to the COVID-19 pandemic. The threshold increased to 8.5% in 2021 and will return to 9% in 2022. The Company, Merchants Bank, and FMBI elected to begin using CBLR in the first quarter of 2020 and all intend to utilize this measure for the foreseeable future and thus will not calculate or report risk-based capital ratios.

On December 2, 2020 the FDIC issued an interim final rule related to COVID-19 as it pertains to eligibility to utilize CBLR. The rule allows organizations with less than $10 billion in total assets as of December 31, 2019, to use the assets on that date to determine the applicability of various regulatory asset thresholds during 2020 and 2021.

At December 31, 2020, the Company, Merchants Bank, and FMBI met all of the regulatory capital requirements with CBLR to be classified as well capitalized, and management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s, Merchants Bank’s, or FMBI’s category.

Deposit Insurance Fund and Financing Corporation Assessments

The Deposit Insurance Fund (“DIF”) of the FDIC insures the deposits of Merchants Bank and FMBI up to $250,000 per depositor, qualifying joint accounts, and certain other accounts. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The Dodd-Frank Act required the FDIC to set a DIF reserve ratio of 1.35% of estimated insured deposits, which the FDIC achieved on September 30, 2018 and as a result, we received assessment credits totaling approximately $828,000 for the portion of our assessments that contributed to the growth in the reserve ratio. These credits were used in full during the year ended December 31, 2019 and reduced the deposit insurance expense that would have otherwise been required.

The FDIC’s risk-based assessment system requires insured institutions to pay deposit insurance premiums based on the risk that each institution poses to the DIF. The FDIC recently changed the methodology for determining assessment rates. Through the second quarter of 2016, the FDIC assigned each insured depository institution to one of four risk categories based on the institution’s regulatory capital levels, supervisory evaluations, and certain other factors. The institution’s risk category determines its assessment rate. Certain factors, such as brokered deposits in excess of a certain ceiling, could result in adjustments to an assessment rate. The rate is applied to the institution’s total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital).

In addition to its risk-based insurance assessments, the FDIC also imposed assessments to fund $780 million in annual interest payments on approximately $8 billion of bonds issued in the late 1980s by a government corporation, the Financing Corporation (“FICO”), to help finance the recovery of the thrift industry from the savings and loan crisis. Merchants Bank and FMBI’s FICO assessment for the first quarter of 2019 was equal to .0030% per $100 of assessment base. However, all outstanding bonds matured in 2019, resulting in no additional FICO assessments for 2019 and no additional assessments are expected.

Dividends

We are a legal entity separate and distinct from Merchants Bank and FMBI. There are various legal limitations on the extent to which Merchants Bank or FMBI can supply funds to us. Our principal source of funds consists of dividends from Merchants Bank. State and federal law restrict the amount of dividends that banks may pay to its shareholders or BHC. The specific limits depend on a number of factors, including the bank’s type of charter, recent earnings, recent dividends, level of capital and regulatory status. The regulators are authorized, and under certain circumstances are required, to prohibit the payment of dividends or other distributions if the regulators determine that making such payments would be an unsafe or unsound practice. For example, a bank is generally prohibited from making any capital distribution (including payment of a dividend) to its BHC if the distribution would cause the bank to become undercapitalized.

In addition, under Indiana law, Merchants Bank must obtain the approval of the IDFI prior to the payment of any dividend if the total of all dividends declared by Merchants Bank during the calendar year, including any proposed dividend, would exceed the sum of its net income for the year to date combined with its retained net income for the previous two years.

As of 2016, the capital regulations began to limit a depository institution’s ability to make capital distributions if it does not hold a specified capital conservation buffer above the required minimum risk-based capital ratios. There is a phase-in period that began in 2016 and concluded in 2019 with a buffer requirement of 2.5%. However, such buffer is not applicable during the period that an institution is qualified and has elected to use CBLR. Regulators also review and limit proposed dividend payments as part of the supervisory process and review of an institution’s capital planning. In addition to dividend limitations, Merchants Bank and FMBI are subject to certain restrictions on extensions of credit to us, on investments in our shares or other securities and in taking such shares or securities as collateral for loans.

Community Reinvestment Act

The CRA requires that the federal banking regulators evaluate the record of a financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. Regulators also consider these factors in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on Merchants Bank and FMBI. The Company is currently operating under an approved CRA strategic plan.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represented a sweeping reform of the U.S. supervisory and regulatory framework applicable to financial institutions and capital markets in the wake of the global financial crisis, certain aspects of which are described below in more detail. In particular, and among other things, the Dodd-Frank Act: (i) created a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; (ii) created the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; (iii) narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; (iv) imposed more stringent capital requirements on bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions; (v) with respect to mortgage lending, (a) significantly expanded requirements applicable to loans secured by 1-4 family residential real property, (b) imposed strict rules on mortgage servicing, and (c) required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards; (vi) repealed the prohibition on the payment of interest on business checking accounts; (vii) restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; (viii) in the so-called “Volcker Rule,” subject to numerous exceptions, prohibited depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading; (ix) provided for enhanced regulation of advisers to private funds and of the derivatives markets; (x) enhanced oversight of credit rating agencies; and (xi) prohibited banking agency requirements tied to credit ratings. These statutory changes shifted the regulatory framework for financial institutions, impacted the way in which they do business and have the potential to constrain revenues. Although the reforms primarily targeted systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time.

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

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans do not comply with the ability-to-repay standards described below. The risk retention requirement generally is 5%, but could be increased or decreased by regulation. Merchants Bank does not currently expect the CFPB’s rules to have a significant impact on its operations, except for higher compliance costs.

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

Mortgage Origination

The CFPB’s “ability to repay” rule, among other things, requires lenders to consider a consumer’s ability to repay a mortgage loan before extending credit to the consumer, and limits prepayment penalties. The rule also establishes certain protections from liability for mortgage lenders with regard to the “qualified mortgages” they originate. This rule includes within the definition of a “qualified mortgage” a loan with a borrower debt-to-income ratio of less than or equal to 43% or, alternatively, a loan eligible for purchase by Fannie Mae or Freddie Mac while they operate under federal conservatorship or receivership (“GSE Patch”), and loans eligible for insurance or guarantee by the FHA, VA or USDA. However, on December 10, 2020 the CFPB adopted a new final rule removing the 43% debt-to-income ratio and GSE Patch from the definition of a “qualified mortgage” and replacing it with an annual percentage rate limit, while still requiring the consideration of the debt-to-income ratio, which will become effective for all loans applications after June 30, 2021. Additionally, a qualified mortgage may not: (i) contain excess upfront points and fees; (ii) have a term greater than 30 years; or (iii) include interest−only or negative amortization payments. The rule has not had a significant impact on our mortgage production operations since most of the loans Merchants Bank currently originates would constitute “qualified mortgages” under the rule, including under the revised definition that becomes effective after June 30, 2021.

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

Several state agencies overseeing the mortgage industry have entered into settlements and enforcement consent orders with mortgage servicers regarding certain foreclosure practices. These settlements and orders generally require servicers, among other things, to: (i) modify their servicing and foreclosure practices, for example, by improving communications with borrowers and prohibiting dual-tracking, which occurs when servicers continue to pursue foreclosure during the loan modification process; (ii) establish a single point of contact for borrowers throughout the loan modification and foreclosure processes; and (iii) establish robust oversight and controls of third party vendors, including outside legal counsel, that provide default management or foreclosure services. Although we are not a party to any of these settlements or consent orders, we, like many mortgage servicers, have voluntarily adopted many of these servicing and foreclosure standards due to competitive pressures.

Consumer Laws

Merchants Bank and FMBI must comply with a number of federal consumer protection laws, including, among others:

•	the Gramm-Leach-Bliley Act, which requires a bank to maintain privacy with respect to certain consumer data in its possession and to periodically communicate with consumers on privacy matters;

•

the Right to Financial Privacy Act, which imposed a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	the Fair Debt Collection Practices Act, which regulates the timing and content of debt collection communications;
•	the Truth in Lending Act and Regulation Z thereunder, which requires certain disclosures to consumer borrowers regarding the terms of their loans;
•	the Fair Credit Reporting Act, which regulates the use and reporting of information related to the credit history of consumers;
•	the Equal Credit Opportunity Act and Regulation B thereunder, which prohibits discrimination on the basis of age, race and certain other characteristics, in the extension of credit;
•	the Homeowners Equity Protection Act, which requires, among other things, the cancellation of mortgage insurance once certain equity levels are reached;
•	the Home Mortgage Disclosure Act and Regulation C thereunder, which require mortgage lenders to report certain public loan data;
•	the Fair Housing Act, which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics;
•	the Real Estate Settlement Procedures Act and Regulation X thereunder, which imposes conditions on the consummation and servicing of mortgage loans;
•	the Truth in Savings Act and Regulation DD thereunder, which requires certain disclosures to depositors concerning the terms of their deposit accounts; and
•

the Electronic Funds Transfer Act and Regulation E thereunder, which governs various forms of electronic banking. This statute and regulation often interact with Regulation CC of the Federal Reserve Board, which governs the settlement of checks and other payment system issues.

Future Legislation and Executive Orders

In addition to the specific legislation described above, the new administration may sign executive orders or memoranda that could directly impact the regulation of the banking industry. Congress is also considering legislation to reform certain government sponsored entities (“GSEs”) (e.g., Fannie Mae, Freddie Mac, and Ginnie Mae), including ending the federal government’s conservatorship of Fannie Mae and Freddie Mac. The orders and legislation may change banking statutes and our operating environment in substantial and unpredictable ways by increasing or decreasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance among banks, savings associations, credit unions, and other financial institutions.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, such as the potential impacts of the COVID-19 pandemic. Accordingly, we caution that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the impacts of the COVID-19 pandemic, such as the severity, magnitude, duration and businesses’ and governments’ responses thereto, on the Company’s operations and personnel, and on activity and demand across its businesses, and those factors identified in “Item 1A - Risk Factors” or “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the following:

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

•	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters;
•	our ability to maintain licenses required in connection with multi-family mortgage origination, sale and servicing operations;
•	our ability to identify and mitigate cybersecurity risks, fraud and systems errors;
•	our ability to effectively execute our strategic plan and manage our growth;
•	changes in our senior management team and our ability to attract, motivate and retain qualified personnel;
•	governmental monetary and fiscal policies, and changes in market interest rates;
•	liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;
•	effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
•	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation; and
•	changes in federal tax law or policy.

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

Risks Related to Our Business

Mortgage Banking and Community Banking Risks

Decreased residential and multi-family mortgage origination, volume and pricing decisions of competitors, and changes in interest rates, may adversely affect our profitability.

We currently operate a residential and multi-family mortgage origination, warehouse financing, and servicing business. Changes in interest rates and pricing decisions by our loan competitors may adversely affect demand for our mortgage loan products, the revenue realized on the sale of loans, revenues received from servicing such loans and the valuation of our mortgage servicing rights.

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

In addition, our ability to sell mortgage loans readily is dependent upon our ability to remain eligible for the programs offered by GSEs and other institutional and non-institutional investors. Any significant impairment of our eligibility with any of the GSEs could materially and adversely affect our operations. Further, the criteria for loans to be accepted under such programs may be changed from time to time by the sponsoring entity, which could result in a lower volume of corresponding loan originations. The profitability of participating in specific programs may vary depending on a number of factors, including our administrative costs of originating and purchasing qualifying loans and our costs of meeting such criteria.

The ability for us and our warehouse financing customers to originate and sell residential mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by GSEs and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Because the largest participants in the secondary market are Fannie Mae and Freddie Mac, GSEs whose activities are governed by federal law, any future changes in laws that significantly affect the activity of these GSEs could, in turn, adversely affect our operations. In September 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. government. The federal government has for many years considered proposals to reform Fannie Mae and Freddie Mac, but the results of any such reform, and their impact on us, are difficult to predict. To date, no reform proposal has been enacted.

If we violate HUD lending requirements, our multi-family FHA origination business could be adversely affected.

We originate, sell and service loans under HUD programs, and make certifications regarding compliance with applicable requirements and guidelines. If we were to violate these requirements and guidelines, or other applicable laws, or if the FHA loans we originate show a high frequency of loan defaults, we could be subject to monetary penalties and indemnification claims and could be declared ineligible for FHA programs. Any inability to engage in our multi-family FHA origination and servicing business would lead to a decrease in our net income.

Real estate construction loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Real estate construction loans comprise a small portion of our total loan portfolio, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

We face strong competition from financial services companies and other companies that offer banking, mortgage, leasing, and providers of multi-family agency financing and servicing, which could harm our business.

The banking business is highly competitive, and we experience competition in our market from many other financial institutions. Our operations consist of offering banking and residential mortgage services, and we also offer multi-family agency financing to generate noninterest income. Many of our competitors offer the same, or a wider variety of, banking and related financial services within our market areas. These competitors include national banks, regional banks and community banks, as well as many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in our market areas. Additionally, we face growing competition from online businesses with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms. Increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking and mortgage customers, we may be unable to continue to grow our business, and our financial condition and results of operations may be adversely affected.

Many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. In addition, some of our current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than we may be able to accommodate. Our inability to compete successfully in the markets in which we operate could have an adverse effect on our business, financial condition or results of operations.

If the federal government shuts down or otherwise fails to fully fund the federal budget, our multi-family FHA origination business could be adversely affected.

Disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time in recent years. Federal governmental entities, such as HUD, that rely on funding from the federal budget, could be adversely affected in the event of a government shut-down, which could have a material adverse effect on our multi-family FHA origination business and our results of operations.

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

Credit and Financial Risks

A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly Indiana. If the national, regional or local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Additionally, our ability to assess the credit worthiness of our customers is made more complex by uncertain business and economic conditions. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, increases in nonperforming assets and foreclosures, lower home sales and commercial activity, and fluctuations in the multi-family FHA financing sector. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.

If we do not effectively manage our credit risk, we may experience increased levels of delinquencies, nonperforming loans and charge-offs, which could require increases in our provision for loan losses.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and market conditions. We cannot guarantee that our credit underwriting, credit monitoring, and risk management procedures will adequately reduce these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the United States, generally, or our market areas, specifically, declines, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses, which would cause our net income, return on equity and capital to decrease.

The current COVID-19 pandemic could adversely affect our business operations, asset valuations, financial condition, and results of operations.

We are unable to estimate the ultimate impacts of the COVID-19 pandemic on our business and operations at this time. It is unknown how long the COVID-19 pandemic will last, or when restrictions on individuals and businesses will be fully lifted and businesses and their employees will be able to resume normal activities. Although there is currently downward trend in COVID-19 infection rates, current vaccination efforts may not be successful and/or there may be variants of COVID-19 that require previously lifted restrictions on individuals and businesses be reimposed. Additional information may emerge regarding the severity of COVID-19 and additional actions may be taken by federal, state, and local governments to contain COVID-19 or treat its impact.

While the COVID-19 pandemic has minimally impacted our business and as of December 31, 2020 we had deferred payments on only 11 loans with unpaid balances of $937,000 that represent 0.01% of total loans and loans held for sale, and we believe deferrals may better position customers to resume their regular payments to us in the future, these deferrals, and any additional deferrals may negatively impact our revenue and other results of operations at least in the near term, may produce additional requests for deferrals and/or for extensions and modifications beyond what we anticipate, and we may not be as successful as we expect in managing our credit risk, resulting in higher credit losses in our lending portfolio.

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

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). In April 2020, the Financial Conduct Authority confirmed that the COVID-19 pandemic would not affect this timeline. However, on November 30, 2020, LIBOR’s administrator, the ICE Benchmark Administration (“IBA”) announced that it would consult on its intention to continue to publish most LIBOR term rates (excluding the one week and two month USD LIBOR settings) through June 30, 2023. These announcements indicate that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR.

Additionally, on February 6, 2020, Fannie Mae and Freddie Mac announced that they will not accept single family or multi-family adjustable rate mortgages (“ARMs”) indexed to LIBOR with an application date after September 30, 2020 and will cease accepting all such ARMs on or before December 31, 2020 and thereafter will only accept ARMs indexed to the Federal Reserve’s Secured Overnight Financing Rate (“SOFR”). Also, on November 30, 2020, the federal banking regulators issued guidance on the transition from LIBOR that, among other things, encouraged banks to stop using LIBOR in new financial contracts as soon as practicable but at least by December 31, 2021.

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

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss. These nonperforming loans and other real estate owned also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We establish our allowance for loan losses and maintain it at a level that management considers adequate to absorb probable loan losses based on an analysis of our portfolio, the underlying health of our borrowers, and general economic conditions. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us. The allowance for loan losses contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in our market areas. The determination of the appropriate level of the allowance for loan losses is inherently subjective and requires us to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes. The actual amount of loan losses is affected by changes in economic, operating and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates.

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

We serve the banking and financial service needs of small to midsized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium-sized business often depends on the management talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate and small to medium-sized businesses are adversely affected or our borrowers are otherwise affected by adverse business developments, our business, financial condition and results of operations may be adversely affected.

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

Our goodwill impairment test involves a two-step process. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2020, our goodwill totaled $15.8 million. While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.

Changes in accounting standards could materially impact our financial statements.

From time to time, FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements. Additionally, as an emerging growth company until December 31, 2022, at the latest, we intend to take advantage of extended transition periods for complying with new or revised accounting standards affecting public companies.

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business and stock price.

We are required to comply with the SEC's rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. While we are an emerging growth company until December 31, 2022, at the latest, and elect transitional relief available to emerging growth companies, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting. However, this emerging growth status will expire as of December 31, 2022, at the latest.

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

In 2011, Standard & Poor’s downgraded the credit rating of the U.S. federal government’s long-term sovereign debt for the first time below AAA to AA+. Additionally, numerous rating agencies have lowered their outlook for the same debt to “Negative” at various times since then. Further downgrades of the U.S. federal government’s sovereign credit rating, and the perceived creditworthiness of U.S. government-backed obligations, could affect our ability to obtain funding that is collateralized by affected instruments and our ability to access capital markets on favorable terms. Such downgrades could also affect the pricing of funding, when funding is available. A downgrade of the credit rating of the U.S. government, or of its agencies, GSEs or related institutions or instrumentalities, may also adversely affect the market value of such instruments and, further, exacerbate the other risks to which we are subject and any related adverse effects on our business, financial condition or results of operations.

Operational Risks

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

Our success is dependent, to a large degree, upon the continued service and skills of our executive management team, particularly Michael Petrie, our Chairman and Chief Executive Officer, and Michael Dunlap, our President and Chief Operating Officer. Mr. Dunlap also serves as our Chief Executive Officer and President of Merchants Bank and Chairman of MCC.

Our business and growth strategies are built primarily upon our ability to retain employees with experience and business relationships within their respective market areas. We seek to manage the continuity of our executive management team through regular succession planning. As part of such succession planning, other executives and high performing individuals have been identified and are provided certain training in order to be prepared to assume particular management roles and responsibilities in the event of the departure of a member of our executive management team. However, the loss of Mr. Petrie or Mr. Dunlap, or any of our other key personnel could have an adverse impact on our business and growth because of their skills, years of industry experience, and knowledge of our market areas, our failure to develop and implement a viable succession plan, the difficulty of finding qualified replacement personnel, or any difficulties associated with transitioning of responsibilities to any new members of the executive management team. While our executive officers (except for Mr. Petrie) are subject to non-competition and non-solicitation provisions as part of change in control agreements entered into with them and our mortgage originators and loan officers are generally subject to non-solicitation provisions as part of their employment, our ability to enforce such agreements may not fully mitigate the injury to our business from the breach of such agreements, as such employees could leave us and immediately begin soliciting our customers. The departure of any of our personnel who are not subject to enforceable non-competition and/or non-solicitation agreements could have a material adverse impact on our business, results of operations and growth prospects.

Our management depends on the use of data and modeling in decision-making, and faulty data or modeling approaches could negatively impact decision-making or possibly subject us to regulatory scrutiny in the future.

The use of statistical and quantitative models and other quantitative analyses is endemic to bank decision-making, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, and the identification of possible violations of anti-money laundering regulations are all examples of areas in which we are dependent on models and the data that underlies them. The use of statistical and quantitative models is also becoming more prevalent in regulatory compliance. While we are not currently subject to annual Dodd-Frank Act stress testing (DFAST) and the Comprehensive Capital Analysis and Review (CCAR) submissions, we anticipate that model-derived testing may become more extensively implemented by regulators in the future. We anticipate data-based modeling will penetrate further into bank decision-making, particularly risk management efforts, as the capacities developed to meet rigorous stress testing requirements are able to be employed more widely and in differing applications. While we believe these quantitative techniques and approaches improve our decision-making, they also create the possibility that faulty data or flawed quantitative approaches could negatively impact our decision-making ability or, if we become subject to regulatory stress-testing in the future, adverse regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure, or a similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal or external sources, including our third-party vendors. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability, damage our reputation and inhibit the use of our internet banking services by current and potential customers. We regularly add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches, including firewalls and penetration testing. However, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminal intent on committing cyber-crime. Increasing sophistication of cyber criminals and terrorists make keeping up with new threats difficult and could result in a breach. Controls employed by our information technology department and cloud vendors could prove inadequate. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have an adverse effect on our business, financial condition and results of operations.

Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

We depend to a significant extent on a number of relationships with third-party service providers. Specifically, we receive core systems processing, mortgage servicing, online wire processing, essential web hosting and other internet systems, deposit processing and other processing services from third-party service providers. If these third-party service providers experience difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we are able to replace them, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology or we may experience operational challenges when implementing new technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area. We may experience operational challenges as we implement these new technology enhancements, or seek to implement them across all of our offices and business units, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, a risk exists that we will not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

We are subject to certain operational risks, including customer or employee fraud and data processing system failures and errors.

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

Although we plan to continue to grow our business organically, we also intend to pursue acquisition opportunities that we believe complement our activities and have the ability to enhance our profitability and provide attractive risk-adjusted returns. Our future acquisition activities could be material to our business and involve a number of risks, including the following:

●	intense competition from other banking organizations and other acquirers for potential merger candidates;
●	market pricing for desirable acquisitions resulting in returns that are less attractive than we have traditionally sought to achieve;
●	incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;
●	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;
●	potential exposure to unknown or contingent liabilities of banks and businesses we acquire, including consumer compliance issues;

●	the time and expense required to integrate the operations and personnel of the combined businesses;
●	experiencing higher operating expenses relative to operating income from the new operations;
●	losing key employees and customers;
●	reputational issues if the target’s management does not align with our culture and values;
●	significant problems relating to the conversion of the financial and customer data of the target;
●	integration of acquired customers into our financial and customer product systems; or
●	regulatory timeframes for review of applications may limit the number and frequency of transactions we may be able to consummate.

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

Market, Interest Rate, and Liquidity Risks

Fluctuations in interest rates may reduce net interest income and otherwise negatively impact our financial condition and results of operations.

Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. When interest rates rise, the rate of interest we pay on our liabilities, such as deposits, rises more quickly than the rate of interest that we receive on our interest-bearing assets, such as loans, which may cause our profits to decrease. The impact on earnings is more adverse when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates, leading to similar yields between short-term and long-term rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international economic weaknesses and disorder and instability in domestic and foreign financial markets.

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

Our multi-family mortgage servicing rights assets typically have a ten year call protection, but as interest rates decrease, the potential for prepayment increases and the fair market value of our mortgage servicing rights assets may decrease. Our ability to mitigate this decrease in value is largely dependent on our ability to be the refinancier and retain servicing rights. While we have previously been successful in our servicing retention, we may not be able to achieve the same level of retention in the future.

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

Rising interest rates will result in a decline in value of the fixed-rate debt securities we hold in our investment securities portfolio. The unrealized losses resulting from holding these securities would be recognized in other comprehensive income (loss) and reduce total shareholders’ equity. Unrealized losses do not negatively impact our regulatory capital ratios; however, tangible common equity and the associated ratios would be reduced. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce our regulatory capital ratios.

If short-term interest rates remain at their historically low levels for a prolonged period, and assuming longer term interest rates fall further, we could experience net interest margin compression as our interest earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem. This would have a material adverse effect on our net interest income and our results of operations.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities and from other sources could have a substantial negative effect on our liquidity. A source of our funds consists of our customer deposits, including escrow deposits held in connection with our multi-family mortgage servicing business. These deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors that may be outside of our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek wholesale funding alternatives in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income.

A significant portion of our total deposits are concentrated in large mortgage non-depository financial institutions. These concentration levels expose us to the risk that one of these depositors will experience financial difficulties, withdraw its deposits, or otherwise lose the ability to generate custodial funds due to business or regulatory realities. However, these institutions also have warehouse funding arrangements, providing us the opportunity to mitigate this risk by electing not to participate or fund an institution’s loans in the event such institution removes its deposits. Nonetheless, failure to effectively manage this risk and subsequent reduction in the deposits of our customers could have a material impact on our ability to fund lending commitments or increase cost of funds, thereby decreasing our revenues.

Additional liquidity is provided by brokered deposits and our ability to pledge and borrow from the FHLB and Federal Reserve. Brokered deposits may be more rate sensitive than other sources of funding. In the future, those depositors may not replace their brokered deposits with us as they mature, or we may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or other sources of funds. Not being able to maintain or replace those deposits as they mature would adversely affect our liquidity. Additionally, if Merchants Bank does not maintain its well-capitalized position, it may not accept or renew any brokered deposits without a waiver granted by the FDIC. We also may borrow from third-party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. These losses or defaults could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Additionally, if our competitors were extending credit on terms we found to pose excessive risks, or at interest rates which we believed did not warrant the credit exposure, we may not be able to maintain our business volume and could experience deteriorating financial performance.

Legal, Regulatory, and Compliance Risks

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

We face significant capital and other regulatory requirements as a financial institution. Although we raised significant funds through our October 2017 initial public offering and $171.1 million, net of expenses and repurchases, through preferred stock offerings during 2019, we may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, we, on a consolidated basis, and Merchants Bank and FMBI, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot provide assurances that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.

The Dodd-Frank Act, among other things, imposed new capital requirements on bank holding companies; changed the base for the FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; permanently raised the current standard deposit insurance limit to $250,000; and expanded the FDIC’s authority to raise insurance premiums. The Dodd-Frank Act established the CFPB as an independent entity within the Federal Reserve, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. Although the applicability of certain elements of the Dodd-Frank Act is limited to institutions with more than $10 billion in assets, there can be no guarantee that such applicability will not be extended in the future or that regulators or other third parties will not seek to impose such requirements on institutions with less than $10 billion in assets, such as Merchants Bank and FMBI.

Compliance with the Dodd-Frank Act and its implementing regulations has and will continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition, new proposals for legislation may be introduced in the U.S. Congress that could further substantially increase regulation of the bank and non-bank financial services industries and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations.

New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we would utilize to sell mortgage loans may be introduced and may increase costs and make it more difficult to operate a residential and multi-family mortgage origination and servicing business.

We may be subject to heightened regulatory requirements if we exceed $10 billion in assets.

At December 31, 2020 we had total assets of $9.6 billion. Although we do not expect the same level of asset growth as 2020 and do not know when or if we will exceed $10 billion in total assets, we may exceed $10 billion in total assets in the future. Upon crossing that threshold, we will likely be subject to increased regulatory scrutiny and expectations imposed by the Dodd-Frank Act, will no longer be excepted from the “Volcker Rule,” and will no longer be able to elect CBLR if we remain above $10 billion in total assets at the end of the applicable grace period. Compliance with the standards imposed by our regulators because of such scrutiny and expectations could increase our operational costs. Our regulators may also consider our preparation for compliance with their standards when examining our operations generally or considering any request for regulatory approval we may make.

Currently, our banks are subject to regulations adopted by the CFPB, but the FDIC is primarily responsible for examining their compliance with consumer protection laws and those CFPB regulations. Upon exceeding $10 billion in total assets our banks will be subject to direct examination by the CFPB and we cannot be certain how such direct examination will impact us. If we were no longer able to elect CBLR, we would need to calculate and report risk-based capital ratios. Additionally, institutions over $10 billion are also subject to limits on interchange fees paid by merchants when debit cards are used as payment. However, any such limitation would have a minimal effect on us because interchange fees are not a material portion of our fee income.

We are subject to stringent capital requirements and failure to meet such requirements could limit our activities.

The Basel III regulatory capital reforms, or Basel III, became fully phased in and effective in 2019. Basel III not only increased most of the required minimum regulatory capital ratios, it introduced a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. Basel III also expanded the definition of capital by establishing additional criteria that capital instruments must meet to be considered additional Tier 1 and Tier 2 capital. In order to be a “well-capitalized” depository institution under Basel III, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of common equity Tier 1 capital. Institutions that satisfy CBLR are not subject to these capital ratio requirements to be “well capitalized” or required to maintain the capital conservation buffer. Basel III became effective as applied to us, Merchants Bank, and FMBI on January 1, 2015 with a phase-in period that generally extended through January 1, 2019 for many of the changes.

Although, the federal banking regulators recently finalized certain rules intended to ease and/or simplify our capital requirements (e.g., the Simplification Rule and CBLR, as described in Part I, Item 1 - Supervision and Regulation - Merchants Bank and FMBI – Capital Requirements and Basel III), these new rules ultimately may not provide sufficient relief. Additionally, in the future we may no longer be eligible or qualify to take advantage of such rules.

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

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition, and results of operations.

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

The Federal Reserve, FDIC, IDFI, IDFPR, Fannie Mae, Freddie Mac, FHA, RHS, and Ginnie Mae periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

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

Additionally, the CFPB was created to centralize responsibility for consumer financial protection and has broad rulemaking authority to administer and carry out the purposes and objectives of federal consumer financial laws with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The ongoing broad rulemaking powers of the CFPB have potential to have a significant impact on the operations of financial institutions offering consumer financial products or services. The CFPB may propose new rules on consumer financial products or services, which could have an adverse effect on our business, financial condition and results of operations if any such rules limit our ability to provide such financial products or services. The Company currently has an approved CRA strategic plan.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The BSA, the Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and FinCEN are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.

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

A BHC is required to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a BHC to make capital injections into a troubled subsidiary bank and may charge the BHC with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the BHC may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a BHC to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a BHC bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the BHC’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by us to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition, and results of operations.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on the Nasdaq Capital Market (“Nasdaq”) under the symbol “MBIN” on October 27, 2017. Prior to that date, there was no public market for our common stock. On February 25, 2021, the closing price of our common stock was $34.43. As of February 25, 2021, there were 28,782,139 shares of our common stock outstanding and 48 shareholders of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from October 27, 2017 (the date of our initial public offering and listing on Nasdaq) through December 31, 2020. The graph compares our common stock with the Nasdaq Composite Index and the Nasdaq Bank Index. The graph assumes an investment of $100.00 in our common stock and each index on October 27, 2017 and reinvestment of all quarterly dividends. Measurement points are October 27, 2017 and the last trading day of each subsequent quarter through December 31, 2020. There is no assurance that our common stock performance will continue in the future with the same or similar results as shown in the graph.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

Unregistered Sales and Repurchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet to be purchased under the plans or programs (1)

October 1 - October 31, 2020	—	$—	—	$30,000,000
November 1 - November 30, 2020	—	—	—	30,000,000
December 1 - December 31, 2020	—	—	—	30,000,000
Total	—	$—	—	$30,000,000

(1)	On December 19, 2019, the Company announced a stock repurchase program of up to $30,000,000 of common stock, expiring December 31, 2021.

While the Company did not have any repurchases of its equity securities during the year or quarter ended December 31, 2020, on November 13, 2020, ArcLine Lending, LLC (“ArcLine”) repurchased the Company’s entire membership interest in ArcLine. As part of the purchase price paid by ArcLine, ArcLine exchanged 15,000 shares of the Company’s common stock that ArcLine held. Immediately following such exchange, the Company retired those shares.

Item 6. Selected Financial Data.

	At or for the Year Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Balance Sheet Data:
Total Assets	$9,645,375	$6,371,928	$3,884,163	$3,393,133	$2,718,512
Loans held for investment	5,535,426	3,028,310	2,058,127	1,374,660	941,796
Allowance for loan losses	(27,500)	(15,842)	(12,704)	(8,311)	(6,250)
Loans held for sale	3,070,154	2,093,789	832,455	995,319	764,503
Deposits	7,408,066	5,478,075	3,231,086	2,943,561	2,428,621
Total liabilities	8,834,754	5,718,200	3,462,926	3,025,659	2,512,224
Total shareholders' equity	810,621	653,728	421,237	367,474	206,288
Tangible common shareholders' equity (non-GAAP)	579,847	421,438	358,637	320,479	164,184
Income Statement Data:
Interest Income	$282,790	$211,995	$140,563	$94,387	$72,939
Interest Expense	58,644	89,697	50,592	27,790	18,968
Net interest income	224,146	122,298	89,971	66,597	53,971
Provision for loan losses	11,838	3,940	4,629	2,472	960
Noninterest income	127,473	47,089	49,585	47,680	28,504
Noninterest expense	96,424	63,313	50,900	34,644	26,720
Income before taxes	243,357	102,134	84,027	77,161	54,795
Provision for income taxes	62,824	24,805	21,153	22,477	21,668
Net income	180,533	77,329	62,874	54,684	33,127
Preferred stock dividends	14,473	9,216	3,330	3,330	2,002
Net income available to common shareholders	$166,060	$68,113	$59,544	$51,354	$31,125
Credit Quality Data:
Nonperforming loans	$6,321	$4,678	$2,411	$3,140	$1,887
Nonperforming loans to total loans	0.11%	0.15%	0.12%	0.23%	0.20%
Nonperforming assets	$6,321	$4,822	$2,411	$3,140	$1,887
Nonperforming assets to total assets	0.07%	0.08%	0.06%	0.09%	0.07%
Allowance for loan losses to total loans	0.50%	0.52%	0.62%	0.60%	0.66%
Allowance for loan losses to nonperforming loans	435.06%	338.65%	526.92%	264.68%	331.21%
Net charge-offs/(recoveries) to average loans and loans held for sale	0.00%	0.02%	0.01%	0.02%	0.00%
Per Share Data (Common Stock):
Diluted earnings per share	$5.77	$2.37	$2.07	$2.28	$1.47
Dividends declared	$0.32	$0.28	$0.24	$0.20	$0.20
Tangible book value (non-GAAP)	$20.17	$14.68	$12.50	$11.17	$7.78
Weighted average shares outstanding
Basic	28,742,494	28,705,125	28,692,955	22,551,452	21,111,208
Diluted	28,778,075	28,745,707	28,724,419	22,568,154	21,113,435
Shares outstanding at period end	28,747,083	28,706,438	28,694,036	28,685,167	21,111,200
Performance Metrics:
Return on average assets	2.12%	1.47%	1.71%	1.84%	1.24%
Return on average equity	25.09%	14.37%	15.86%	22.00%	18.68%
Return on average tangible common equity (non-GAAP)	34.02%	17.56%	17.23%	25.14%	20.50%
Net interest margin	2.69%	2.40%	2.54%	2.32%	2.07%
Efficiency ratio (non-GAAP)	27.42%	37.38%	36.47%	30.32%	32.40%
Loans and loans held for sale to deposits	116.17%	93.50%	89.46%	80.51%	70.26%
Capital Ratios—Merchants Bancorp:
Tangible common equity to tangible assets (non-GAAP)	6.0%	6.6%	9.3%	9.5%	6.0%
Tier 1 common equity to risk-weighted assets	n/a	7.4%	10.6%	11.8%	8.1%
CBLR (Tier 1 leverage ratio)	8.6%	9.4%	10.0%	10.9%	6.6%
Tier 1 capital to risk-weighted assets	n/a	11.3%	11.9%	13.4%	10.3%
Total capital to risk-weighted assets	n/a	11.6%	12.3%	13.7%	10.6%
Capital Ratios—Merchants Bank Only:
Tier 1 common equity to risk-weighted assets	n/a	11.7%	12.9%	15.4%	13.2%
CBLR (Tier 1 leverage ratio)	8.7%	9.7%	11.0%	12.5%	8.4%
Tier 1 capital to risk-weighted assets	n/a	11.7%	12.9%	15.4%	13.2%
Total capital to risk-weighted assets	n/a	12.0%	13.3%	15.7%	13.5%

NON-GAAP FINANCIAL MEASURES

Some of the financial measures included in this report are not measures of financial performance recognized by GAAP. Our management uses these non-GAAP financial measures in its analysis of our performance. These non-GAAP financial measures include presentation of tangible common shareholders’ equity, tangible book value per share, tangible common shareholders’ equity to tangible assets, return on average tangible common equity, and efficiency ratio.

The reconciliation from shareholders’ equity per GAAP to tangible common shareholders’ equity is comprised solely of goodwill and intangibles totaling $18.1 million at December 31, 2020, $19.6 million at December 31, 2019, $21.0 million at December 31, 2018, $5.4 million at December 31, 2017 and $523,000 for the year ended December 31, 2016.

The reconciliation from consolidated assets per GAAP to tangible assets is comprised solely of consolidated assets less goodwill and intangibles totaling $18.1 million at December 31, 2020, $19.6 million at December 31, 2019, $21.0 million at December 31, 2018, $5.4 million at December 31, 2017 and $523,000 for the year ended December 31, 2016.

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

We believe that these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP; however, we acknowledge that the non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and these disclosures are not necessarily comparable to non-GAAP financial measures that other companies use.

A reconciliation of GAAP to non-GAAP financial measures is as follows:

	At December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Tangible common shareholders’ equity:
Shareholders’ equity per GAAP	$810,621	$653,728	$421,237	$367,474	$206,288
Less: goodwill & intangibles	(18,128)	(19,644)	(21,019)	(5,414)	(523)
Tangible shareholders’ equity	792,493	634,084	400,218	362,060	205,765
Less: preferred stock	(212,646)	(212,646)	(41,581)	(41,581)	(41,581)
Tangible common shareholders’ equity	$579,847	$421,438	$358,637	$320,479	$164,184

Average tangible common shareholders’ equity:
Average shareholders’ equity per GAAP	$719,630	$537,946	$396,350	$248,515	$177,370
Less: average goodwill & intangibles	(18,899)	(20,243)	(9,265)	(2,662)	(523)
Less: average preferred stock	(212,646)	(129,881)	(41,581)	(41,581)	(25,038)
Average tangible common shareholders’ equity	$488,085	$387,822	$345,504	$204,272	$151,809

Tangible assets:
Assets per GAAP	$9,645,375	$6,371,928	$3,884,163	$3,393,133	$2,718,512
Less: goodwill & intangibles	(18,128)	(19,644)	(21,019)	(5,414)	(523)
Tangible assets	$9,627,247	$6,352,284	$3,863,144	$3,387,719	$2,717,989

Ending Common Shares	28,747,083	28,706,438	28,694,036	28,685,167	21,111,200

Tangible book value per common share	$20.17	$14.68	$12.50	$11.17	$7.78

Return on average tangible common equity	34.02%	17.56%	17.23%	25.14%	20.50%

Tangible common equity to tangible assets	6.0%	6.6%	9.3%	9.5%	6.0%

	For the Year Ended
	December 31,
	2020	2019	2018	2017	2016
Net income as reported per GAAP	$180,533	$77,329	$62,874	$54,684	$33,127
Less: preferred stock dividends	(14,473)	(9,216)	(3,330)	(3,330)	(2,002)
Net income available to common shareholders	$166,060	$68,113	$59,544	$51,354	$31,125

Efficiency ratio (based on all GAAP metrics):
Noninterest expense	$96,424	$63,313	$50,900	$34,644	$26,720
Net interest income (before provision for loan losses)	224,146	122,298	89,971	66,597	53,971
Noninterest income	127,473	47,089	49,585	47,680	28,504
Total revenues for efficiency ratio	$351,619	$169,387	$139,556	$114,277	$82,475
Efficiency ratio	27.42%	37.38%	36.47%	30.32%	32.40%

Item 7. Management’s Discussion and Analysis of Financial Condition and the Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the accompanying notes included elsewhere in this report.

Discussion and Analysis of the Company’s financial condition and the results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 is contained in Item 7 of Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020.

This discussion and analysis contains forward-looking statements that are subject to known and unknown risks and uncertainties that could cause our results to differ materially from our expectations. Actual results and the timing of events may differ significantly from those expressed or implied by such forward-looking statements due to a number of factors, including those set forth under Item 1 - “ Special Note Regarding Forward Looking Statements,” Item 1A - “Risk Factors,” and elsewhere in this report. We assume no obligation to update any of these forward-looking statements.

Financial Highlights for the Year Ended December 31, 2020

●	Net income of $180.5 million increased 133% compared to December 31, 2019.
●	Diluted earnings per share of $5.77 increased 143% compared to December 31, 2019.
●	The $103.2 million, or 133%, increase in net income compared to the year ended December 31, 2019 was primarily driven by a $101.8 million, or 83%, increase in net interest income that reflected significant growth in mortgage warehouse loans, and a $61.2 million, or 173%, increase in gain on sale of loans, primarily from higher growth in both single-family and multi-family mortgages.
●	Partially offsetting the increases to net income was a $38.0 million increase in the provision for income taxes due to the 138% increase in pre-tax income, and a $33.1 million, or 52%, increase in noninterest expenses. The increase in noninterest expense reflected higher salaries and employee benefits, including commissions, to support the strong growth in our businesses, as well as increases in loan expenses.
●	Total assets of $9.6 billion increased $3.3 billion, or 51%, compared to December 31, 2019, driven by record-setting loan growth.
●	Return on average assets was 2.12% for the year ended December 31, 2020 compared to 1.47% for the year ended December 31, 2019.
●	Asset quality remained strong, as nonperforming loans (nonaccrual and accruing loans greater or equal to 90 days past due) represented $6.3 million, or 0.11% of loans receivable at December 31, 2020, compared to $4.7 million, or 0.15% of loans receivable at December 31, 2019.
●	During the year ended December 31, 2020, we did not experience significant disruption of business with existing customers related to the COVID-19 pandemic. The Company had only 11 loans remaining in payment deferral arrangements, with unpaid balances of $937,000 that represented 0.01% of total loans and loans held for sale at December 31, 2020. This compared favorably to the unpaid balances of $80.6 million at June 30, 2020 and $1.6 million at September 30, 2020. Despite the positive trends, we maintained $590,000 in our allowance for loan loss reserves for COVID-19 uncertainties as of December 31, 2020.
●	The net interest margin of 2.69% increased 29 basis points compared to 2.40% for the year ended December 31, 2019. The net interest spread of 2.58% increased by 42 basis points compared to 2.16% for the year ended December 31, 2019. Our diverse business model is designed to maximize overall profitability in both rising and falling interest rate environments, and unlike many other banks and holding companies, our future profitability relies less upon changes in net interest margin.

●	We began borrowing from the Paycheck Protection Program Liquidity Facility (“PPPLF”) during the third quarter of 2020 and the Federal Reserve discount window during the second quarter 2020, which has contributed to lower interest expenses and increased borrowing capacity.
●	During this time of unprecedented loan growth at Merchants, we also increased our borrowing capacity with the FHLB the Federal discount window, and PPPLF, based on available collateral. As of December 31, 2020, we had $2.6 billion in available borrowing capacity, compared to $1.5 billion at December 31, 2019.
●	A 139% increase in warehouse loan volume compared to the year ended December 31, 2019 was well ahead of industry volume increases of 64%, as reported by the Mortgage Bankers Association. We have benefited from the increased loan origination and refinancing activity due to lower market interest rates.
●	The volume of loans originated and acquired for sale in the secondary market through our multi-family business increased by $1.1 billion, or 116%, compared to the year ended December 31, 2019.

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

See “Company Overview and Our Business Segments,” in Item 1 “Business”, “Operating Segment Analysis for the Years Ended December 31, 2020 and 2019” in Item 7 “Management’s Discussion and Analysis of Financial Condition and the Results of Operations”, and “Segment Information,” in Note 25 of our Consolidated Financial Statements for further information about our segments.

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

Net interest income. Net interest income represents interest income less interest expense. We generate interest income from interest (net of any servicing fees paid or costs amortized over the expected life of the loans) and fees received on interest-earning assets, including loans, investment securities and dividends on FHLB stock we own. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits and borrowings. Net interest income is the most significant contributor to our revenues and net income. To evaluate net interest income, we measure and monitor: (a) yields on our loans and other interest-earning assets; (b) the costs of our deposits and other funding sources; (c) our net interest margin; and (d) the regulatory risk weighting associated with the assets. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period.

Noninterest Income. Noninterest income consists of, among other things: (a) gain on sale of loans; (b) loan servicing fees; (c) fair value adjustments to the value of mortgage servicing rights; (d) mortgage warehouse fees; and (e) other noninterest income.

Gain on sale of loans includes placement and origination fees, capitalized mortgage servicing rights, trading gains and losses, and other related income. Loan servicing fees are collected as payments are received for loans in the servicing portfolio. Fair value adjustments to the value of mortgage servicing rights are also included in noninterest income. Mortgage warehouse fees are recognized at the time of funding and collected at the time of sale.

Noninterest expense. Noninterest expense includes, among other things: (a) salaries and employee benefits, including commissions; (b) loan origination expenses; (c) occupancy and equipment expense; (d) professional fees; (e) FDIC insurance expense; (f) technology expense; and (g) other general and administrative expenses.

Salaries and employee benefits includes commissions, other compensation, employee benefits and employment tax expenses for our personnel. In response to the COVID-19 pandemic, we migrated employees to work-from-home arrangements in mid-March 2020 and continued operating without disruption to our customers. Most employees returned to the office part-time by December 2020. We have also assessed our internal control environment and believe we have the necessary precautions in place to ensure business continuity.

Loan expenses include third party processing for mortgage warehouse financing activities and loan-related origination expenses. Occupancy expense includes depreciation expense on our owned properties, lease expense on our leased properties and other occupancy-related expenses. Equipment expense includes furniture, fixtures and equipment related expenses. Professional fees include legal, accounting, consulting and other outsourcing arrangements. FDIC insurance expense represents the assessments that we pay to the FDIC for deposit insurance. Technology expense includes data processing fees paid to our third-party data processing system provider and other data service providers. Other general and administrative expenses include expenses associated with travel, meals, training, supplies and postage.

Noninterest expenses generally increase as we grow our business. Noninterest expenses have increased significantly over the past few years as we have grown organically, and as we have built out and modernized our operational infrastructure and implemented our plan to build an efficient, technology-driven mortgage banking operation with significant operational capacity for growth.

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

Liquidity. We manage our liquidity based upon factors that include: (a) our amount of custodial and brokered deposits as a percentage of total deposits (b) the level of diversification of our funding sources (c) the allocation and amount of our deposits among deposit types (d) the short-term funding sources used to fund assets (e) the amount of non-deposit funding used to fund assets (f) the availability of unused funding sources; (g) off-balance sheet obligations; (h) the availability of assets to be readily converted into cash without a material loss on the investment ;(i) the amount of cash and cash equivalent securities we hold; (j) the repricing characteristics; (k) maturity and duration of our assets when compared to the repricing characteristics of our liabilities and other factors; and (l) costs of available funding options.

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

Asset Quality. We manage the diversification and quality of our assets based upon factors that include: (a) the level, distribution, severity and trend of problem, classified, delinquent, nonaccrual, nonperforming and restructured assets; (b) the adequacy of our allowance for loan losses; (c) the diversification and quality of loan and investment portfolios; (d) the extent of counterparty risks; (e) credit risk concentrations; and (f) other factors.

Recent Developments and Material Trends

Economic and Interest Rate Environment. The results of our operations are highly dependent on economic conditions, mortgage volumes, and market interest rates. Residential mortgage volumes fluctuate based on economic conditions, market interest rates, and the credit parameters set by the GSEs. In December 2015, the Federal Reserve raised the Federal Funds rate for the first time in nine years with additional increases throughout 2016, 2017 and 2018. Then in July 2019, the Federal Reserve reversed course with a 25 basis points decrease, followed by another 25 basis point decrease in both September and October of 2019. During 2020, the Federal Reserve reduced the Federal Funds rates by 150 basis points, leading to historically low rates in the range of 0.0% to 0.25%, which was the lowest the rates have been since 2008.

The lower interest rates in 2020 and 2019 contributed to the significant loan growth we experienced for the years ended December 31, 2020 and 2019, particularly related to single family mortgage refinancing activity that increased net interest income in our Mortgage Warehousing segment. However, we do not anticipate that this trend of growth will necessarily continue. Supporting this expectation are reports from the Mortgage Bankers Association, which has forecasted a 64% increase in single family residential mortgage volume, to $3.692 trillion for 2020, from $2.253 trillion in 2019, and a decrease of 20%, to $2.959 trillion in 2021, followed by a decrease to $2.201 trillion for 2022.

COVID-19 Pandemic. The COVID-19 pandemic has had an ongoing global impact on nearly every aspect of daily life in the U.S. since early 2020. As infection and death rates continued to accelerate throughout 2020, many businesses and schools were forced to close or alter their way of business to ensure public safety. Businesses shifted to work-from-home arrangements for their employees, and some had to juggle new childcare and home-schooling responsibilities due to shutdowns. Despite government intervention to facilitate financial assistance and small business loans, as well as the roll-out of a vaccine in early 2021 to prevent COVID-19, many businesses are still likely to suffer losses or closures. Personal illnesses and business closures have impacted nearly every industry, including the mortgage banking industry. However, we believe Merchants has minimal direct credit exposure on loans to consumer, commercial, and other small businesses that have been most negatively impacted by COVID-19. As of December 31, 2020 we had only 11 loans in payment deferral arrangements, with unpaid balances of $937,000 that represented 0.01% of total loans and loans held for sale. We continue to monitor the situation and may need to adjust future expectations as developments occur.

Regulatory Environment. We believe the most important trends affecting community banks in the United States over the foreseeable future will be related to heightened regulatory capital requirements, regulatory burdens generally, including the Dodd-Frank Act and the regulations thereunder, and interest margin compression. We expect that troubled community banks will continue to face significant challenges when attempting to raise capital. We also believe that heightened regulatory capital requirements will make it more difficult for even well-capitalized, healthy community banks to grow in their communities by taking advantage of opportunities in their markets that result as the economy improves. We believe these trends will favor community banks that have sufficient capital, a diversified business model and a strong deposit franchise.

As described further in Item 1 - “Supervision and Regulation—Merchants Bank and FMBI—Capital Requirements and Basel III” the federal regulators finalized and adopted rules regarding CBLR in November 2019. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds a 9% threshold, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. In April 2020, under the CARES Act, the 9% leverage ratio threshold was temporarily reduced to 8% in response to the COVID-19 pandemic. The threshold increased to 8.5% in 2021 and will return to 9% in 2022. On December 2, 2020 the FDIC issued an interim final rule related to COVID-19 as it pertains to eligibility to utilize CBLR. The rule allows organizations with less than $10 billion in total assets as of December 31, 2019, to use the assets on that date to determine the applicability of various regulatory asset thresholds during 2020 and

2021. The Company, Merchants Bank, and FMBI elected to begin using CBLR for the first quarter of 2020 and all intend to utilize this measure for the foreseeable future.

General and Administrative Expenses. We expect to continue incurring increased noninterest expense attributable to general and administrative expenses related to building out and modernizing our operational infrastructure, marketing and other administrative expenses to execute our strategic initiatives, expenses to hire additional personnel and other costs required to continue our growth.

Allowance for Loan Losses. One of our key operating objectives has been, and continues to be, maintenance of an appropriate level of allowance for loan losses for probable incurred losses in our loan portfolio. The provision for loan losses recorded in prior years was primarily due to growth in our loan portfolio, as our historical loss rates remained very low. As we anticipate that our loan portfolio could moderate in 2021, we could similarly expect the provision to decrease, but could also be influenced by any changes to problem loans in our portfolio and or the loan type mix within the portfolio. Additional details are provided in the Allowance for Loan Losses portion of the Comparison of Financial Condition at December 31, 2020 and December 31, 2019. While it is too early to know the full extent of potential future losses associated with the impact of COVID-19, the Company continues to monitor the situation and may need to adjust future expectations as developments occur.

Acquisition of FMBI. On January 2, 2018, we acquired FMBI, an Illinois chartered bank located in Joy, Illinois, for a purchase price of approximately $5.5 million. The acquisition provided us membership to the FHLB Chicago, allowing us to participate in their Mortgage Partnership Finance Program.

Acquisition of FMNBP. On October 1, 2018, we acquired FMNBP, a national banking association located in Paxton, Illinois, for a purchase price of approximately $21.9 million, and FMNBP was merged into FMBI, with FMBI as the surviving bank.

Acquisition of NattyMac. On December 31, 2018, we acquired the assets of NattyMac, a warehouse funding operation located in Clearwater, Florida, from Home Point Financial Corporation (“Home Point”). Additionally, the Company repaid the balance, and related interest, of the $30 million subordinated debt that Home Point had invested in the Company.

Issuance of Preferred Stock. During 2019, we raised approximately $171.1 million in new capital, net of expenses and repurchases, through the issuance of preferred stock. At current levels, our total dividends on preferred stock are expected to be approximately $14.5 million annually.

Comparison of Operating Results for the Years Ended December 31, 2020 and 2019

General. Net income for the year ended December 31, 2020 was $180.5 million, an increase of $103.2 million, or 133%, over the net income of $77.3 million for the year ended December 31, 2019. The increase was primarily due to a $101.8 million, or 83%, increase in net interest income that reflected significant growth in mortgage warehouse loans, and an increase of $61.2 million, or 173%, in gain on sale of loans, primarily from higher growth in both single-family and multi-family mortgages.

Partially offsetting the increases to net income was a $38.0 million increase in the provision for income taxes due to the 138% increase in pre-tax income, and a $33.1 million, or 52%, increase in noninterest expenses, reflecting higher salaries and employee benefits, including commissions, to support the strong growth in our businesses, as well as increases in loan expenses from higher volume.

Net Interest Income. Net interest income increased $101.8 million, or 83%, to $224.1 million for the year ended December 31, 2020, compared to $122.3 million for the year ended December 31, 2019. The increase was due to a $3.2 billion increase in our average interest earning assets and a 42 basis point increase in our interest rate spread, to 2.58%, for the year ended December 31, 2020 from 2.16% for the year ended December 31, 2019.

Our net interest margin increased 29 basis points, to 2.69%, for the year ended December 31, 2020 from 2.40% for the year ended December 31, 2019. The increase in net interest margin reflected lower funding costs that outpaced the lower overall market interest rates on loans.

Interest Income. Interest income increased $70.8 million, or 33%, to $282.8 million for the year ended December 31, 2020, from $212.0 million for the year ended December 31, 2019. This increase was primarily attributable to a $77.5 million increase in interest on loans and loans held for sale from higher volumes and was partially offset by lower overall market interest rates.

The average balance of loans, including loans held for sale, during the year ended December 31, 2020 increased $2.9 billion, or 72%, to $7.0 billion from $4.1 billion for the year ended December 31, 2019, while the average yield on loans decreased 82 basis points to 3.77% for the year ended December 31, 2020 compared to 4.59% for the year ended December 31, 2019. The increase in average balances of loans and loans held for sale was primarily due to significant increases in warehouse funding and multi-family volume. The decrease in the average yield on loans was primarily due to the overall decrease in interest rates in the economy period to period.

The average balance of mortgage loans in process of securitization increased 102%, to $381.3 million for the year ended December 31, 2020, compared to $188.8 million for the year ended December 31, 2019, while the average yield decreased by 62 basis points to 2.92% for the year ended December 31, 2020.

The average balance of interest-earning deposits increased 22%, to $665.3 million, for the year ended December 31, 2020, from $547.1 million for the year ended December 31, 2019, while the average yield decreased 160 basis points to 0.67% for the year ended December 31, 2020.

The average balance of taxable securities available for sale decreased $2.4 million, or 1%, to $279.3 million for the year ended December 31, 2020, compared to $281.7 million for the year ended December 31, 2019, and the average yield decreased 107 basis points, to 1.13%, for the year ended December 31, 2020.

Interest Expense. Total interest expense decreased $31.1 million, or 35%, to $58.6 million for the year ended December 31, 2020, compared to $89.7 million for the year ended December 31, 2019.

Interest expense on deposits decreased 38%, to $52.2 million for the year ended December 31, 2020, from $84.7 million for the year ended December 31, 2019. The decrease was attributable to 114 basis point decrease in the average cost of interest-bearing deposits, to 0.79% for the year ended December 31, 2020, from 1.93% for the same period in 2019. The decrease in the cost of deposits was primarily due to custodial interest-bearing checking accounts that are tied to lower short-term LIBOR rates, lower rates on brokered certificates of deposits, and the overall decrease in interest rates in the economy period to period. The lower rates were partially offset by a $2.2 billion, or 50%, increase in the average balance of interest-bearing deposits, to $6.6 billion compared to the $4.4 billion balance at December 31, 2019. The increase in the average balance of interest-bearing deposits was primarily due to interest-bearing checking accounts and money market accounts.

Interest expense on borrowings increased 27%, to $6.4 million for the year ended December 31, 2020, from $5.0 million for the year ended December 31, 2019. The increase was due primarily to a $567.2 million, or 678%, increase in the average balance of borrowings outstanding for the year ended December 31, 2020 that was partially offset by a 504 basis point decrease in the average cost of borrowings to 0.98%, compared to 6.02% for the year ended December 31, 2019. The higher average balances for the year ended December 31, 2020 reflected an increase in borrowing from the FHLB, the Federal Reserve discount window, and the PPPLF at much lower rates. Also included in borrowings, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 0.46% and 3.26%, to an effective rate of 0.98% and 6.02% for the years ended December 31, 2020 and 2019, respectively.

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

	Year Ended December 31,
	2020				2019
			Average				Average
	Average	Interest	Yield /		Average	Interest	Yield /
(Dollars in thousands)	Balance(1)	Inc / Exp	Rate		Balance(1)	Inc / Exp	Rate
Assets:
Interest-bearing deposits, and other	$665,264	$4,483	0.67%		$547,089	$12,397	2.27%
Securities available for sale - taxable	279,253	3,147	1.13%		281,656	6,208	2.20%
Securities available for sale - tax exempt	4,272	123	2.88%		9,503	272	2.86%
Mortgage loans in process of securitization	381,333	11,122	2.92%		188,781	6,690	3.54%
Loans and loans held for sale	7,009,118	263,915	3.77%		4,065,607	186,428	4.59%
Total interest-earning assets	8,339,240	282,790	3.39%		5,092,636	211,995	4.16%
Allowance for loan losses	(20,411)				(13,324)
Noninterest-earning assets	191,018				182,988
Total assets	$8,509,847				$5,262,300
Liabilities/Equity:
Deposits
Interest-bearing checking	$3,233,128	11,842	0.37	%(4)	$1,706,884	30,907	1.81	%(4)
Savings deposits	176,573	160	0.09%		149,866	322	0.21%
Money market deposits	1,465,820	16,713	1.14%		957,926	17,970	1.88%
Certificates of deposit	1,730,259	23,523	1.36%		1,575,940	35,462	2.25%
Total interest-bearing deposits	6,605,780	52,238	0.79%		4,390,616	84,661	1.93%
Borrowings	650,892	6,406	0.98%		83,668	5,036	6.02%
Total interest-bearing liabilities	7,256,672	58,644	0.81%		4,474,284	89,697	2.00%
Noninterest-bearing deposits	455,976				194,208
Noninterest-bearing liabilities	77,569				55,862
Total liabilities	7,790,217				4,724,354
Equity	719,630				537,946
Total liabilities and equity	$8,509,847				$5,262,300
Net interest spread(2)			2.58%				2.16%
Net interest earning assets	$1,082,568				$618,352
Net interest income		$224,146				$122,298
Net interest margin(3)			2.69%				2.40%
Average interest-earning assets to average interest-bearing liabilities			114.92%				113.82%
(1)	Average balances are average daily balances.
(2)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(3)	Represents net interest income (annualized) divided by total average earning assets.
(4)	Reflects changes in LIBOR on mortgage custodial deposits.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in weighted average interest rates. The following table sets forth the effects of changing rates and volumes on our net interest income during the periods shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes applicable to both volume and rate have been allocated to volume. Yields have been calculated on a pre-tax basis.

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Year ended December 31, 2020
	compared to Year ended
	December 31, 2019
	Increase (Decrease)
	Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits and other	$2,678	$(10,592)	$(7,914)
Securities available for sale - taxable	(53)	(3,008)	(3,061)
Securities available for sale - tax exempt	(150)	1	(149)
Mortgage loans in process of securitization	6,824	(2,392)	4,432
Loans and loans held for sale	134,974	(57,487)	77,487
Total interest income	144,273	(73,478)	70,795
Interest expense
Deposits
Interest-bearing checking	27,636	(46,701)	(19,065)
Savings deposits	57	(219)	(162)
Money market deposits	9,528	(10,785)	(1,257)
Certificates of deposit	3,473	(15,412)	(11,939)
Total Deposits	40,694	(73,117)	(32,423)
Borrowings	34,141	(32,771)	1,370
Total interest expense	74,835	(105,888)	(31,053)
Net interest income	$69,438	$32,410	$101,848

Provision for Loan Losses. We recorded a provision for loan losses of $11.8 million for the year ended December 31, 2020, an increase of $7.9 million, compared with the year ended December 31, 2019. The allowance for loan losses was $27.5 million, or 0.50% of loans receivable at December 31, 2020, compared to $15.8 million, or 0.52% of loans receivable at December 31, 2019. The increase in the allowance for loan losses compared to prior periods reflected increases associated with loan growth and uncertainties surrounding COVID-19. Additional details are provided in the Allowance for Loan Losses portion of the Comparison of Financial Condition at December 31, 2020 and December 31, 2019. While it is too early to know the full extent of potential future losses associated with the impact of COVID-19, the Company continues to monitor the situation and may need to adjust future expectations as developments occur.

Noninterest Income. Noninterest income increased $80.4 million, or 171%, to $127.5 million for the year ended December 31, 2020 from $47.1 million for the year ended December 31, 2019. The increase was primarily due to a $61.2 million, or 173% increase in gain on sale of loans, to $96.6 million for the year ended December 31, 2020 compared to $35.4 million for the year ended December 31, 2019, primarily from an increase in volume from single-family and multi-family mortgage loans.

A summary of the gain on sale of loans for the years ended December 31, 2020 and 2019 is below:

	Gain on Sale of Loans
	For the Years Ended
	December 31,
(Dollars in thousands)	2020	2019
Loan Type:
Multi-family	$57,633	$32,891
Single-family	37,127	2,451
Small Business Administration (SBA)	1,818	69
Total	$96,578	$35,411

Also contributing to the increase in noninterest income was a $13.8 million increase in mortgage warehouse fees that reached $20.9 million for the year ended December 31, 2020, compared to $7.1 million for the year ended December 31, 2019. The increase resulted from the significant increase in loan volume compared to the same period in the prior year.

Partially offsetting the increase on gain on sale of loans and mortgage warehouse fees was a $683,000 decrease in loan servicing fees associated with fair value adjustments to mortgage servicing rights. Loan servicing fees included a negative fair market value adjustment of $5.8 million for the year ended December 31, 2020, compared to a negative fair market value adjustment of $4.8 million for the year ended December 31, 2019.

Noninterest Expense. Noninterest expense increased $33.1 million, or 52%, to $96.4 million for the year ended December 31, 2020, compared to $63.3 million for the year ended December 31, 2019. The increase was due primarily to a $21.1 million, or 55%, increase in salaries and employee benefits to support business growth, with commissions representing $13.6 million of that increase. The efficiency ratio was 27.4% for the year ended December 31, 2020, compared with 37.4% for the year ended December 31, 2019.

Income Taxes. Income tax expense increased 153%, to $62.8 million for the year ended December 31, 2020, from $24.8 million for the year ended December 31, 2019. The increase was due primarily to the 138% increase in pre-tax income. Our effective tax rate was 25.8% for the year ended December 31, 2020 and 24.3% for the year ended December 31, 2019.

Asset Quality

The Company believes it has minimal direct credit exposure on loans to consumer, commercial and other small businesses that may be negatively impacted by COVID-19. As of December 31, 2020, we had only 11 loans remaining in payment deferral arrangements, with unpaid balances of $937,000 that represented 0.01% of total loans and loans held for sale. This compared favorably to the unpaid balances of $1.6 million at September 30, 2020 and $80.6 million at June 30, 2020. We made loans to small businesses that could benefit from the CARES Act, particularly in the SBA’s Paycheck Protection Program (“PPP”). As of December 31, 2020, the Company has funded approximately $94 million in PPP loans since the PPP was launched on April 3, 2020, with a current balance of $60 million.

Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $6.3 million, or 0.11% of total loans, at December 31, 2020, compared to $4.7 million, or 0.15% of total loans, at December 31, 2019. The increase was primarily related to one collateralized agricultural loan that was delinquent greater than 90 days, with repayment still anticipated.

As a percentage of nonperforming loans, the allowance for loan losses was 435.1% at December 31, 2020 compared to 338.6% at December 31, 2019. The changes were primarily due to the increase in the allowance for loan losses associated with loan growth.

Total loans greater than 30 days past due were $47.8 million at December 31, 2020 compared to $12.6 million at December 31, 2019. The increase was primarily due to one loan that is in the process of forbearance, the terms of which will bring the loan current. The loan is secured by a multi-family property, is fully collateralized based on current information, and full repayment is expected through a refinance or sale at or before the proposed new maturity date.

Traditional Special Mention (Watch) loans were $152.9 million at December 31, 2020, compared to $60.3 million at December 31, 2019. The increase primarily reflected outstanding balances of certain multi-family projects that have experienced cost over-runs funded by the borrower and lower than projected rent collections and occupancy levels, all of which have contributed to lower than projected cash flow of the projects. The increase is also associated with the delinquent loan described above in the process of forbearance. An additional category of Special Mention (Watch) loans was added as of June 30, 2020, and as of December 31, 2020 included $678,000 in arrangements related to COVID-19 deferral plans that were not already included in the traditional Special Mention or Substandard loans categories. Classified (substandard, doubtful and loss) loans were $14.5 million at December 31, 2020 and $12.5 million at December 31, 2019. Although we currently do not anticipate COVID-19 to have a material increase to Special Mention of Classified loans, given the industries in which we provide funding, we continue to monitor the situation.

We had $181,000 of recoveries and $361,000 of charge offs during the year ended December 31, 2020, and $162,000 of recoveries and $964,000 of charge offs during the year ended December 31, 2019.

Operating Segment Analysis for the Years Ended December 31, 2020 and 2019

Our reportable segments are Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. As discussed in “Our Business Segments” of Item 1 and Note 25 of our Consolidated Financial Statements, our reportable segments have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines.

Our segment financial information was compiled utilizing the accounting policies described in Note 1, “Nature of Operations and Summary of Significant Accounting Policies,” and Note 25, “Segment Information,” of the Notes to Consolidated Financial Statements included elsewhere in this report. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Mortgage Warehousing and Banking segments based on Merchants Bank’s cost of funds. The provision for loan losses is allocated based on information included in our allowance for loan losses analysis and specific loan data for each segment.

The Other segment presented below, in Note 25 of our Consolidated Financial Statements, and elsewhere in this report includes general and administrative expenses for provision of services to all segments, internal funds transfer pricing offsets resulting from allocations to or from the other segments, certain elimination entries, and investments in qualified affordable housing limited partnerships.

The following table presents our primary operating results for our operating segments for the years ended December 31, 2020 and 2019.

	Multi-family
	Mortgage	Mortgage
(Dollars in thousands)	Banking	Warehousing	Banking	Other	Total
Year Ended December 31, 2020
Interest income	$1,163	$163,488	$115,304	$2,835	$282,790
Interest expense	—	27,325	35,749	(4,430)	58,644
Net interest income	1,163	136,163	79,555	7,265	224,146
Provision for loan losses	—	1,269	10,569	—	11,838
Net interest income after provision for loan losses	1,163	134,894	68,986	7,265	212,308
Noninterest income	80,690	21,163	29,443	(3,823)	127,473
Noninterest expense	41,386	13,367	26,537	15,134	96,424
Income before income taxes	40,467	142,690	71,892	(11,692)	243,357
Income taxes	11,295	36,361	18,255	(3,087)	62,824
Net income	$29,172	$106,329	$53,637	$(8,605)	$180,533
Total assets	$210,714	$4,893,513	$4,498,880	$42,268	$9,645,375

	Multi-family
	Mortgage	Mortgage
(Dollars in thousands)	Banking	Warehousing	Banking	Other	Total
Year Ended December 31, 2019
Interest income	$1,328	$102,157	$106,443	$2,067	$211,995
Interest expense	—	50,880	45,681	(6,864)	89,697
Net interest income	1,328	51,277	60,762	8,931	122,298
Provision for loan losses	—	1,358	2,582	—	3,940
Net interest income after provision for loan losses	1,328	49,919	58,180	8,931	118,358
Noninterest income	41,682	7,178	1,005	(2,776)	47,089
Noninterest expense	22,556	11,397	17,738	11,622	63,313
Income before income taxes	20,454	45,700	41,447	(5,467)	102,134
Income taxes	5,691	10,934	9,593	(1,413)	24,805
Net income	$14,763	$34,766	$31,854	$(4,054)	$77,329
Total assets	$188,866	$3,124,684	$3,018,568	$39,810	$6,371,928

Multi-family Mortgage Banking. The Multi-family Mortgage Banking segment reported net income of $29.2 million for the year ended December 31, 2020, an increase of $14.4 million, or 98%, compared with $14.8 million reported for the year ended December 31, 2019. The growth was primarily due to an increase in gain on sale of loans.

Partially offsetting the increase in gain on sale of loans was a $18.8 million, or 83%, increase in noninterest expenses, primarily due to an increase in salaries and employee benefits associated with higher commissions and additional employees to support growth.

Noninterest income included a $5.8 million negative fair value market adjustment to mortgage servicing rights for the year ended December 31, 2020, compared to a negative fair value market adjustment of $4.8 million for the year ended December 31, 2019.

The volume of loans originated and acquired for sale in the secondary market increased by $1.1 billion, or 116%, to $2.0 billion for the year ended December 31, 2020, compared to $917.3 million for the year ended December 31, 2019.

Total assets in the Multi-family segment increased 12%, to $210.7 million at December 31, 2020, compared to $188.9 million at December 31, 2019. These assets do not include multi-family and healthcare financing loans of $2.7 billion at December 31, 2020 and $1.3 billion at December 31, 2019 that are reported in our Banking segment.

Mortgage Warehousing. The Mortgage Warehousing segment reported net income of $106.3 million for the year ended December 31, 2020, an increase of 206% over the $34.8 million reported for the year ended December 31, 2019. The increase was primarily due to a $85.0 million increase in net interest income after provision for loan losses, associated with significantly higher volume. The volume of loans funded during the year ended December 31, 2020 amounted to $110.6 billion, an increase of $64.4 billion, or 139%, compared to the same period in 2019. This compared favorably to the 64% industry increase in single-family residential loan volumes from the year ended December 31, 2019, as reported by the Mortgage Bankers Association. The growth in volume also contributed to a $13.9 million increase in noninterest income related to warehouse fees.

Partially offsetting the growth in net interest income and noninterest income compared to the year ended December 31, 2019 was a $25.4 million increase in income taxes from 212% higher pre-tax net income.

Total assets in the Mortgage Warehousing segment increased 57%, to $4.9 billion at December 31, 2020, compared to $3.1 billion at December 31, 2019.

Banking. The Banking segment reported net income for the year ended December 31, 2020, of $53.6 million, an increase of 68% over the $31.9 million reported for the year ended December 31, 2019. The increase was primarily due to a $28.4 million increase in noninterest income, reflecting significant growth in gain on sale of single-family mortgage loans. Additionally, the increase was also due to a $18.8 million increase in net interest income, reflecting higher loan volume.

Partially offsetting the increase in noninterest income and net interest income compared to the prior year was a $8.8 million increase in noninterest expense, primarily associated with higher loan expenses and deposit insurance related to the growth in deposits and assets. Also partially offsetting the increase in noninterest income and net interest income compared to the prior year was a $8.7 million increase in income taxes that reflected a 73% increase in pre-tax net income, and an $8.0 million increase in the provision for loan losses and uncertainties related to COVID-19.

Total assets in the Banking segment increased 49%, to $4.5 billion at December 31, 2020, compared to $3.0 billion at December 31, 2019.

See “Our Business Segments,” in Item 1 “Business”, and Note 25, “Segment Information,” in the notes to our Consolidated Financial Statements for further information about our segments.

Financial Condition

As of December 31, 2020, we had approximately $9.6 billion in total assets, $7.4 billion in deposits, and $810.6 million in total shareholders’ equity. Total assets as of December 31, 2020 included approximately $179.7 million of cash and cash equivalents, $8.6 billion of loans, which was comprised of $3.1 billion of loans held for sale and $5.5 billion of loans held for investment, net of allowance for loan losses. Total assets also include $338.7 million of mortgage loans in process of securitization that primarily represent pre-sold multi-family rental real estate loan originations in mortgage backed securities pending settlements that typically occur within 30 days. There were $269.8 million of available for sale securities that are match funded with related custodial deposits. There are restrictions on the types of securities, as these are funded by certain custodial deposits where we set the cost of deposits based on the yield of the related securities. Mortgage servicing rights at December 31, 2020 were $82.6 million based on the fair value of the multi-family rental real estate and single-family mortgage loan servicing.

Comparison of Financial Condition at December 31, 2020 and 2019

Total Assets. Total assets increased 51%, to $9.6 billion at December 31, 2020, from $6.4 billion at December 31, 2019. The increase was due primarily to increases in net loans receivable of $2.5 billion and loans held for sale of $976.4 million. Partially offsetting the increase in assets was a $327.0 million decrease in cash and cash equivalents.

While we do not expect to continue the same asset growth rate we experienced in 2020 and do expect to continue to meet the eligibility of and utilize CBLR, including any applicable grace period (as discussed under the caption Liquidity and Capital Resources below), we may take advantage of market conditions that could present opportunities for continued growth, even if such opportunities result in us exceeding $10 billion in assets.

Cash and Cash Equivalents. Cash and cash equivalents decreased $327.0 million, or 65%, to $179.7 million at December 31, 2020, from $506.7 million at December 31, 2019. The decrease reflected strategies to manage cash and borrowings most cost-effectively for our increased funding activities. Less cash is required to be on hand, as our borrowing capacity has increased.

Mortgage Loans in Process of Securitization. Mortgage loans in process of securitization increased $68.8 million, or 26%, to $338.7 million at December 31, 2020, from $269.9 million at December 31, 2019. These represent loans that our banking subsidiary, Merchants Bank, has funded and are held pending settlement, primarily as Ginnie Mae mortgage-backed securities with a firm investor commitment to purchase the securities. The 26% increase was primarily due to a significant increase in the volume of loans that had not yet settled with government agencies.

Securities Available for Sale. Securities available for sale decreased $20.4 million, or 7%, to $269.8 million at December 31, 2020, from $290.2 million at December 31, 2019. The decrease in securities available for sale was primarily due to purchases of $596.8 million, offset by calls, maturities, sales, and repayments of securities totaling $617.0 million during the period. We invest in available for sale securities primarily using funds from escrow deposits held at Merchants Bank, received in connection with our multi-family mortgage servicing activities. The available for sale securities are funded by, and paired with as to interest rates, escrow custodial deposits held at the Company on loans serviced by us. This portfolio of securities is structured to achieve a favorable interest rate spread.

FHLB stock. FHLB stock increased 247%, to $70.7 million at December 31, 2020, from $20.4 million at December 31, 2019. The increase in FHLB stock was due primarily to additional borrowing from the FHLB that allows us to manage our liquidity and funding costs more effectively. Additional stock purchases are required by the FHLB in order to facilitate increased borrowing capacity.

Loans Held for Sale. Loans held for sale, comprised primarily of single-family residential real estate loan participations that meet Fannie Mae, Freddie Mac, or Ginnie Mae eligibility, increased $976.4 million, or 47%, to $3.1 billion at December 31, 2020, from $2.1 billion at December 31, 2019. The increase in loans held for sale was primarily due to higher warehouse volumes for the year ended December 31, 2020.

Loans Receivable, Net. The following table shows our allocation of loans held for investment as of the dates presented:

	December 31, 2020		December 31, 2019		December 31, 2018
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total

Mortgage warehouse lines of credit	$1,605,745	29%	$765,151	25%	$337,332	16%
Residential real estate	678,848	12%	413,835	14%	410,871	20%
Multi-family and healthcare financing	2,749,020	50%	1,347,125	44%	914,393	44%
Commercial and commercial real estate	387,294	7%	398,601	13%	299,194	15%
Agricultural production and real estate	101,268	2%	85,210	3%	79,255	4%
Consumer and margin	13,251	—	18,388	1%	17,082	1%
Total	5,535,426		3,028,310		2,058,127
Allowance for loan losses	(27,500)		(15,842)		(12,704)
Total loans held for investment, net	$5,507,926	100.00%	$3,012,468	100%	$2,045,423	100%

Loans receivable, net, which are comprised of loans held for investment, increased $2.5 billion, or 83%, to $5.5 billion at December 31, 2020, compared to December 31, 2019. The increase in net loans was comprised primarily of:

●	an increase of $1.4 billion, or 104%, in multi-family and healthcare financing loans, to $2.7 billion at December 31, 2020,
●	an increase of $840.6 million, or 110%, in mortgage warehouse lines of credit loans, to $1.6 billion at December 31, 2020, and
●	an increase of $265.0 million, or 64%, in residential real estate, to $678.8 million at December 31, 2020.

The increase in multi-family and healthcare financing was due to higher origination volume for construction, bridge and other loans generated through our Multi-family segment that will remain on our balance sheet until they convert to permanent financing or are otherwise paid off over an average of one to three years.

The increase in mortgage warehouse lines of credit was primarily due to an increase in single-family refinancing activity associated with lower market interest rates. Our growth in this business was higher than the industry overall. We reported a 139% increase in mortgage warehouse volumes, while the industry saw a 64% industry increase in single-family residential loan volumes for the year ended December 31, 2020 compared to the year ended December 31, 2019, as reported by the Mortgage Bankers Association.

The increase in residential real estate loans was primarily due to growth in first-lien HELOC loans.

As of December 31, 2020, approximately 94% of the total net loans at Merchants Bank reprice within three months.

Allowance for Loan Losses. The following table presents an analysis of the allowance for loan losses for the periods presented:

	At or For the Year
	Ended December 31,
(Dollars in thousands)	2020	2019	2018

Balance at beginning of period	$15,842	$12,704	$8,311
Charge-offs:
Mortgage warehouse lines of credit	—	(107)	—
Residential real estate	(31)	—	—
Commercial and commercial real estate	(319)	(857)	(90)
Consumer and margin	(11)	—	(146)
Total charge-offs	(361)	(964)	(236)
Recoveries:
Residential real estate	75	—	—
Commercial and commercial real estate	106	162	—
Total recoveries	181	162	—
Net (charge-offs) recoveries	(180)	(802)	(236)
Transfers out:
Provision for loan losses	11,838	3,940	4,629
Balance at end of period	$27,500	$15,842	$12,704
Ratios:
Net charge-offs to average loans outstanding	0.00%	0.02%	0.01%
Allowance for loan losses to nonperforming loans at end of period	435.06%	338.65%	526.92%
Allowance for loan losses to total loans at end of period	0.50%	0.52%	0.62%

The following table presents an analysis of the allowance for loan losses for the periods presented:

	At December 31,
	2020			2019			2018
			Percent of			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in		Percent of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans

Mortgage warehouse lines of credit	$4,018	15%	29%	$1,913	12%	25%	$1,068	8%	16%
Residential real estate	3,334	12%	12%	2,042	13%	14%	1,986	16%	20%
Multi-family and healthcare financing	14,731	53%	50%	7,018	45%	44%	6,030	48%	44%
Commercial and commercial real estate	4,641	17%	7%	4,173	26%	13%	3,051	24%	15%
Agricultural production and real estate	636	2%	2%	523	3%	3%	429	3%	4%
Consumer and margin	140	1%	—	173	1%	1%	140	1%	1%
Total allowance for loan losses	$27,500	100%	100%	$15,842	100%	100%	$12,704	100%	100%

The following table sets forth the amounts of nonperforming loans and nonperforming assets at the dates indicated:

	At
	December 31,
(Dollars in thousands)	2020	2019	2018

Nonaccrual loans:
Mortgage warehouse lines of credit	$—	$233	$575
Residential real estate	578	740	893
Commercial and commercial real estate	2,052	1,118	136
Agricultural production and real estate	181	—	282
Consumer and margin	12	18	18
Total	2,823	2,109	1,904
Accruing loans 90 days or more past due:
Residential real estate	69	1,851	74
Commercial and commercial real estate	1,240	486	117
Agricultural production and real estate	2,181	231	307
Consumer and margin	8	1	9
Total	3,498	2,569	507
Total nonperforming loans	$6,321	$4,678	$2,411
Real estate owned	—	144	—
Total nonperforming assets	$6,321	$4,822	$2,411
Troubled debt restructurings:
Commercial and commercial real estate	$3,999	$3,999	$3,998
Agricultural production and real estate	180	—	—
Total	$4,179	$3,999	$3,998
Ratios:
Total nonperforming loans to total loans	0.11%	0.15%	0.12%
Total nonperforming loans to total assets	0.07%	0.07%	0.06%
Total nonperforming assets to total assets	0.07%	0.08%	0.06%
Total nonperforming loans and TDRs to total loans	0.19%	0.29%	0.31%
Total nonperforming loans and TDRs to total assets	0.11%	0.14%	0.17%
Total nonperforming assets and TDRs to total assets	0.11%	0.14%	0.17%

The allowance for loan losses of $27.5 million at December 31, 2020 increased $11.7 million compared to December 31, 2019, primarily reflecting increases associated with loan growth and uncertainties surrounding the COVID-19 pandemic. Loan growth drove approximately $10.1 million, or 87%, of the $11.7 million increase, while additional provision associated with the COVID-19 pandemic represented approximately $590,000, or 5% of the increase.

The $10.1 million increase in the allowance for loan losses associated with loan growth compared to December 31, 2019, was largely driven by the 110% growth in mortgage warehouse loans and 104% growth in multi-family and healthcare financing loans compared to December 31, 2019. Loss factors applied to mortgage warehouse loans have traditionally represented the lowest loss factors of all loan categories utilized to compute allowances for loan losses. At December 31, 2020, the higher concentration of warehouse loans, which have lower loss factors in the allowance, has contributed to the overall percentage of the allowance for loan losses to total loans to decrease by 2 basis points, from 0.52% at December 31, 2019, to 0.50% at December 31, 2020.

The Company has minimal direct credit exposure on loans to consumer, commercial, and other small businesses that may be negatively impacted by COVID-19, but management has analyzed and increased the qualitative factors in these and other loan categories for potential future loan losses attributable to COVID-19. Accordingly, the Company increased the allowance by approximately $590,000 since December 31, 2019. During the year ended December 31, 2020, we did not experience significant disruption of business with existing customers related to COVID-19. As of December 31, 2020, the Company had only 11 loans remaining in payment deferral arrangements, with unpaid balances of $937,000 that represented 0.01% of total loans and loans held for sale. This compared favorably to the unpaid balances of $1.6 million at September 30, 2020 and $80.6 million at June 30, 2020. If any of these 11 loans were not already classified on the Special Mention (Watch) list, they have been added to a new category of Special Mention

(Watch) loans specifically related to COVID-19 deferral arrangements. Because it is still too early to know the full extent of potential future losses associated with the impact of COVID-19, the Company continues to monitor the situation and may need to adjust future expectations with additional increases to its provision for loan losses as developments occur.

Also influencing the overall level of the allowance for loan losses is our differentiated strategy to typically hold loans with shorter durations and to maintain strict underwriting standards that enable us to sell the majority of our loans while meeting the criteria of government agencies.

Premises and Equipment, Net.  Premises and equipment, net, increased 2%, to $29.8 million at December 31, 2020, compared to December 31, 2019. The increase was primarily due to capitalization of software.

Goodwill.   Goodwill of $15.8 million at December 31, 2020 remained unchanged compared to December 31, 2019. As of December 31, 2020, the Company’s market capitalization was above its book value, despite stock market volatility related to the adverse effects of the COVID-19 pandemic on the global economy. Given the continued strength of the Company’s results, we do not believe there exists any impairment to goodwill or intangible assets.

Mortgage Servicing Rights. Mortgage servicing rights increased $8.2 million, or 11%, to $82.6 million at December 31, 2020, compared to $74.4 million at December 31, 2019. During the twelve months ended December 31, 2020, additions included originated and purchased servicing of $21.9 million. These increases were offset by paydowns of $7.8 million and a fair value decrease of $5.8 million. Mortgage servicing rights are recognized in connection with sales of loans when we retain servicing of the sold loans, as well as upon purchases of loan servicing portfolios. The mortgage servicing rights are recorded and carried at fair value. The fair value decrease recorded during the twelve months ended December 31, 2020 was driven primarily by the decline in short term interest rates that drive the valuation of escrow deposits held in conjunction with the servicing, and the decline in mortgage rates that increased borrower prepayment assumptions. Further decreases in interest rates could result in additional reductions to fair market values. The opposite could occur if interest rates increase.

Deposits. Deposits increased $1.9 billion, or 35%, to $7.4 billion at December 31, 2020, from $5.5 billion at December 31, 2019. The increase was primarily due to growth in traditional demand accounts that were partially offset by significantly lower levels of brokered certificates of deposits, as we shifted to utilize more cost-effective funding to match expected duration of our loans, including borrowing through the FHLB, Federal Reserve discount window and PPPLF. This strategy could reverse if deposit costs become more cost effective in the future.

Demand deposits increased $3.0 billion, or 142%, to $5.1 billion at December 31, 2020, while savings deposits increased $774.5 million, or 64%, to $2.0 billion at December 31, 2020. Certificates of deposit accounts decreased $1.8 billion, or 84%, to $356.7 million at December 31, 2020, primarily driven by the decrease in brokered deposits outstanding period to period.

We have decreased our use of total brokered deposits by 46%, to $1.2 billion at December 31, 2020 from $2.2 billion at December 31, 2019. Brokered deposits represented 16% of total deposits at December 31, 2020, compared to 39% of total deposits at December 31, 2019.

●	Brokered certificates of deposit accounts decreased $1.9 billion, or 99%, to $29.2 million at December 31, 2020 from $2.0 billion at December 31, 2019. The decrease reflected our shift to utilize more cost-effective funding to match the expected duration of our loans, including borrowing through the FHLB, Federal Reserve discount window and the PPPLF.
●	Brokered savings deposits increased $139.8 million, or 76%, to $324.4 million at December 31, 2020 from $184.6 million at December 31, 2019.
●	Brokered demand deposit accounts increased by $810.2 million, to $820.2 million at December 31, 2020.

Although our brokered deposits are short-term in nature, they may be more rate sensitive compared to other sources of funding. In the future, those depositors may not replace their brokered deposits with us as they mature, or we may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or other sources of funds. Not being able to maintain or replace those deposits as they mature would adversely affect our liquidity. Additionally, if Merchants Bank and FMBI do not maintain its well-capitalized position, it may not accept or renew any brokered deposits without a waiver granted by the FDIC.

Interest-bearing deposits increased $1.3 billion, or 26%, to $6.6 billion at December 31, 2020, and noninterest-bearing deposits increased $581.6 million, or 214%, to $853.6 million at December 31, 2020.

The following tables show the average balance amounts and the average contractual rates paid on our deposits for the periods indicated:

	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2020		December 31, 2019		December 31, 2018
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$455,976	—%	$194,208	—%	$584,747	—%
Interest-bearing demand	3,233,128	0.37%	1,706,884	1.81%	907,393	1.81%
Money market savings	1,465,820	1.14%	957,926	1.88%	884,527	1.66%
Savings	176,573	0.09%	149,866	0.21%	233,955	0.24%
Certificates of deposit	1,730,259	1.36%	1,575,940	2.25%	573,434	1.84%
Total	$7,061,756	0.74%	$4,584,824	1.85%	$3,184,056	1.33%

The following table shows time deposits of $100,000 or more by time remaining until maturity:

At December 31,
(Dollars in thousands)	2020

Three months or less	$73,835
Over three months through six months	58,596
Over six months through one year	80,670
Over one year to three years	99,661
Over three years	717
Total	$313,479

Borrowings. Borrowings totaled $1.3 billion at December 31, 2020, an increase of $1.2 billion, or 643%, from December 31, 2019, in order to maintain an appropriate level of cash to fund our businesses. Depending on rates and timing, borrowing can be, and has been during the year ended December 31, 2020, a more effective liquidity management alternative than utilizing brokered certificates of deposits. The Company has also started utilizing the Federal Reserve discount window and PPPLF which is contributing to lower interest expenses. We have benefited from the reduced rates offered by the Federal Reserve in response to the COVID-19 pandemic during 2020, but if rates return to more normal levels, other funding options may be more cost-effective.

During this time of unprecedented loan growth at Merchants, we also increased our borrowing capacity with the FHLB, the Federal Reserve discount window, and PPPLF, based on available collateral. As of December 31, 2020, we had $2.6 billion in available borrowing capacity, compared to $1.5 billion at December 31, 2019.

The following table sets forth certain information regarding our borrowings at the dates and for the periods indicated:

	At or For the Years
	Ended
	December 31,
(Dollars in thousands)	2020	2019	2018

Balance at end of period	$1,348,256	$181,439	$195,453
Average balance during period	650,892	83,668	69,544
Maximum outstanding at any month end	1,761,113	368,664	200,265
Weighted average interest rate at end of period(1)	0.28%	1.92%	3.20%
Average interest rate during period	0.98%	6.02%	12.04%
(1)	The weighted-average interest rate at the end of the period reflects the stated interest rates on the borrowings. In addition to the stated rate, the borrowing term on subordinated debt includes payment of an amount equal to a portion of the net income from our warehouse structured finance arrangements, which is the driver of the higher average interest rate during the period relative to the stated rate at end of period.

Total Shareholders’ Equity. Total shareholders’ equity increased $156.9 million, or 24%, to $810.6 million at December 31, 2020, from $653.7 million at December 31, 2019. The increase resulted primarily from net income of $180.5 million, which was partially offset by dividends paid on common and preferred shares of $14.5 million and $9.2 million, respectively, during the period.

Liquidity and Capital Resources

Liquidity

Our primary sources of funds are business and consumer deposits, escrow and custodial deposits, brokered deposits, principal and interest payments on loans, and proceeds from sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash, short-term investments, including interest-bearing demand deposits, mortgage loans in process of securitization, and loans held for sale. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $(874.9) million and $(1.3) billion for the years ended December 31, 2020 and 2019, respectively. Net cash provided by (used in) investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $(2.5) billion and $(957.7) million for the years ended December 31, 2020 and 2019, respectively. Net cash provided by financing activities, which is comprised primarily of net change in borrowings and deposits, was $3.1 billion and $2.4 billion for the years ended December 31, 2020 and 2019, respectively.

At December 31, 2020, we had $1.5 billion in outstanding commitments to extend credit that are subject to credit risk and $3.1 billion outstanding commitments subject to certain performance criteria and cancellation by the Company, including loans pending closing, unfunded construction draws, and unfunded lines of warehouse credit. We anticipate that we will have sufficient funds available to meet our current loan origination commitments.

Within our role as a multi-family mortgage servicer for other banks and investors, we may be obligated to remit principal and interest payments to investors on certain loans regardless of the borrower’s ability to make payments, which could become more likely as a result of the COVID-19 pandemic. If there are situations where a borrower is granted a forbearance, the Company believes it has sufficient liquidity to cover these required advances. We have not received any requests for forbearance in our multi-family portfolio that is serviced for others as of December 31, 2020 but remain confident in our ability to fund potential advances we may be required to make as a result of the COVID-19 pandemic.

Certificates of deposit that are scheduled to mature in less than one year from December 31, 2020 totaled $240.0 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed.

However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances, the Federal Reserve discount window, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

At December 31, 2020, based on available collateral, we had access of up to an additional $2.6 billion in available unused borrowing capacity with the FHLB the Federal Reserve discount window, and PPPLF. This liquidity enhances the ability to effectively manage interest expense and assets levels in the future. The Company began utilizing the PPPLF during the third quarter 2020, and the Federal Reserve discount window during the second quarter 2020, which contributed to lowering interest expenses.

Capital Resources

The access to and cost of funding new business initiatives, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs and the level and nature of regulatory oversight depend, in part, on our capital position. The Company filed a shelf registration statement on Form S-3 with the SEC on December 30, 2019, which was declared effective on January 9, 2020, under which we can issue up to $300 million aggregate offering amount of registered securities to finance our growth objectives.

The assessment of capital adequacy depends on a number of factors, including asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to our current operations and to promote public confidence in our Company.

Shareholders’ Equity. Shareholders’ equity was $810.6 million as of December 31, 2020, compared to $653.7 million as of December 31, 2019. The $156.9 million increase resulted primarily from net income of $180.5 million, which was partially offset by dividends paid on common and preferred shares of $14.5 million and $9.2 million, respectively, during the period.

7% Preferred Stock. In March 2019 the Company issued 2,000,000 shares of 7.00% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, without par value, and with a liquidation preference of $25.00 per share (“Series A Preferred Stock”). The Company received net proceeds of $48.3 million after underwriting discounts, commissions and direct offering expenses. In April 2019, the Company issued an additional 81,800 shares of Series A Preferred Stock to the underwriters related to their exercise of an option to purchase additional shares under the associated underwriting agreement, resulting in an additional $2.0 million in net proceeds, after underwriting discounts.

In June 2019 the Company issued 874,000 shares of Series A Preferred Stock for net proceeds of $21.85 million.

In September 2019, the Company repurchased and subsequently retired those 874,000 shares of Series A Preferred Stock at an aggregate cost of $21.85 million. There were no brokerage fees in connection with the transactions.

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

Dividends on the Series B Preferred Stock, to the extent declared by the Company’s board, are payable quarterly at an annual rate of $60.00 per share (equivalent to $1.50 per depositary share) through September 30, 2024. After such date, quarterly dividends will accrue and be payable at a floating rate equal to three-month LIBOR plus a spread of 456.9 basis points per year. In the event that three-month LIBOR is less than zero, three-month LIBOR shall be deemed to be zero. The Company may redeem the Series B Preferred Stock at its option, subject to regulatory approval, on or after October 1, 2024, as described in the prospectus supplement relating to the offering filed with the SEC on August 13, 2019.

8% Preferred Stock. The Company previously issued a total of 41,625 shares of 8% Non-Cumulative, Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000.00 per share (“8% Preferred Stock”) in a private placement offering.

Dividends on the 8% Preferred Stock, to the extent declared by the Company’s board, are payable quarterly at an annual rate of $80.00 per share. As of December 31, 2020, the 8% Preferred Stock became redeemable by the Company at any time, subject to regulatory approval and upon at least 30 days’ prior notice to the holders thereof.

Common Shares/Dividends. As of December 31, 2020, the Company had 28,747,083 common shares issued and outstanding. In February 2021, the Board declared quarterly dividends at an annual rate of $0.36 per share.

Capital Adequacy. The following table presents the Company’s capital ratios. In 2020, the Company elected to use CBLR, whereas in 2019 the Company was required to maintain capital ratios under the Basel III, risk-based capital framework.

			Minimum Amount
			To Be Well
	Actual		Capitalized(1)
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2020
CBLR (Tier 1) capital(1) (to average assets)
(i.e., CBLR - leverage ratio)
Company	$792,456	8.6%	$738,019	> 8%
Merchants Bank	781,221	8.7%	718,120	> 8%
FMBI	24,456	9.8%	19,979	> 8%
(1)	As defined by regulatory agencies.

			Minimum		Minimum
			Amount Required		Amount To Be
			for Adequately		Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2019
Total capital(1) (to risk-weighted assets)
Company	$637,472	11.6%	$440,063	8.0%	$—	N/A
Merchants Bank	639,104	12.0%	426,748	8.0%	533,435	10.0%
FMBI	21,726	13.1%	13,306	8.0%	16,632	10.0%
Tier 1 capital(1) (to risk-weighted assets)
Company	621,630	11.3%	330,047	6.0%	—	N/A
Merchants Bank	623,716	11.7%	320,061	6.0%	426,748	8.0%
FMBI	21,272	12.8%	9,979	6.0%	13,306	8.0%
Common Equity Tier 1 capital(1) (to risk-weighted assets)
Company	408,984	7.4%	247,536	4.5%	—	N/A
Merchants Bank	623,716	11.7%	240,046	4.5%	346,733	6.5%
FMBI	21,272	12.8%	7,484	4.5%	10,811	6.5%
Tier 1 capital(1) (to average assets)
Company	621,630	9.4%	264,324	4.0%	—	N/A
Merchants Bank	623,716	9.7%	257,487	4.0%	321,859	5.0%
FMBI	21,272	11.7%	7,302	4.0%	9,128	5.0%

(1)	As defined by regulatory agencies.

On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing CBLR, which became effective on January 1, 2020. The intent of CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Regulatory Relief, and Consumer Protection Act. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9%, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. Eligibility criteria to utilize CBLR includes the following:

●	Total assets of less than $10 billion,
●	Total trading assets plus liabilities of 5% or less of consolidated assets,
●	Total off-balance sheet exposures of 25% or less of consolidated assets,
●	Cannot be an advanced approaches banking organization, and
●	Leverage ratio greater than 9%, or temporarily reduced threshold established in response to COVID-19.

In April 2020, under the CARES Act, the 9% leverage ratio threshold was temporarily reduced to 8% in response to the COVID-19 pandemic. The threshold increased to 8.5% in 2021 and will return to 9% in 2022. The Company, Merchants Bank, and FMBI elected to begin using CBLR in the first quarter of 2020 and all intend to utilize this measure for the foreseeable future and thus will not calculate or report risk-based capital ratios.

On December 2, 2020 the FDIC issued an interim final rule related to COVID-19 as it pertains to eligibility to utilize CBLR. The rule allows organizations with less than $10 billion in total assets as of December 31, 2019, to use the assets on that date to determine the applicability of various regulatory asset thresholds during 2020 and 2021.

At December 31, 2020, the Company, Merchants Bank, and FMBI met all of the regulatory capital requirements with CBLR to be classified as well capitalized, and management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s, Merchants Bank’s, or FMBI’s category.

At December 31, 2020, the Company reported a CBLR (Tier 1 leverage) capital level of $792.5 million, or 8.6% of adjusted total assets, which is above the required level of $738.0 million, or 8.0%. Merchants Bank reported a Tier 1 leverage capital level of $781.2 million, or 8.7% of adjusted total assets, which is above the required level of $718.1 million, or 8.0%. FMBI reported a Tier 1 leverage capital level of $24.5 million, or 9.8% of adjusted total assets, which is above the required level of $20.0 million, or 8.0%.

Failure to exceed the leverage ratio threshold required under CBLR in the future, subject to any applicable grace period, would require the Company, Merchants Bank, and/or FMBI to return to the risk-based capital ratio thresholds previously utilized under the fully phased-in Basel III Capital Rules to determine capital adequacy.

Contractual obligations

The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities as of December 31, 2020. The payment amounts represent those amounts contractually due to the recipients.

	Payments Due by Period
				Three to	More
		Less Than	One to Three	Five	than
(Dollars in thousands)	Total	One Year	Years	Years	Five Years

Deposits without a stated maturity	$7,051,413	$7,051,413	$—	$—	$—
Time deposits	356,653	239,998	114,060	2,595	—
Borrowings	1,348,256	869,077	77,489	158	401,532
Operating lease obligations	6,339	1,278	2,507	1,299	1,255
Total	$8,762,661	$8,161,766	$194,056	$4,052	$402,787

Borrowings are fully described in Note 12 of the Consolidated Financial Statements as of December 31, 2020 and 2019. Operating lease obligations are in place primarily for facilities and land on which banking facilities are located. See Note 24 of our Consolidated Financial Statements as of December 31, 2020, 2019, and 2018 for additional information.

Off-Balance Sheet Arrangements.

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

For information about our loan commitments, unused lines of credit and standby letters of credit, see Note 24 of the Notes to our Consolidated Financial Statements.

We have not engaged in any other off-balance-sheet transactions in the normal course of our lending activities.

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

As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period until December 31, 2022, at the latest. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

The analysis has two components, specific and general allowances. The specific allowance is for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral, adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a specific reserve is established for the difference. The general allowance, which is for loans reviewed collectively, is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes historical loss percentages and qualitative factors that are applied to the loan groups to determine the amount of the allowance for loan losses necessary for loans that are reviewed collectively. The qualitative component is critical in determining the allowance for loan losses as certain trends may indicate the need for changes to the allowance for loan losses based on factors beyond the historical loss history. Not incorporating a qualitative component could misstate the allowance for loan losses. Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

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

Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model is from an independent third party and it incorporates assumptions that market participants would use in estimating future net servicing cash flows, such as the cost to service, the discount rate, the custodial assets earnings rate, an inflation rate, ancillary income, prepayment speeds, prepayment penalties, and default rates and losses. We review the reasonableness of the assumptions and the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States. These variables change from quarter to quarter as market conditions and projected interest rates change and may have an adverse impact on the value of the mortgage-servicing right and may result in a reduction to noninterest income.

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

Recently Issued Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2020, see Note 27 of our Consolidated Financial Statements “Recent Accounting Pronouncements.”

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

Interest Rate Risk

Overview. Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (reprice risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR (basis risk).

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

An asset sensitive position refers to a balance sheet position in which an increase in short-term interest rates is expected to generate higher net interest income, as rates earned on our interest-earning assets would reprice upward more quickly than rates paid on our interest-bearing liabilities, thus expanding our net interest margin. Conversely, a liability sensitive position refers to a balance sheet position in which an increase in short-term interest rates is expected to generate lower net interest income, as rates paid on our interest-bearing liabilities would reprice upward more quickly than rates earned on our interest-earning assets, thus compressing our net interest margin.

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

The following table presents NII at Risk for Merchants Bank as of December 31, 2020, 2019, and 2018:

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
December 31, 2020:
Dollar change	$(11,899)	$(10,651)	$21,027	$50,305
Percent change	(4.5)%	(4.0)%	8.0%	19.1%

December 31, 2019:
Dollar change	$(10,311)	$(16,293)	$17,501	$34,703
Percent change	(7.8)%	(12.3)%	13.2%	26.2%

December 31, 2018:
Dollar change	$(25,230)	$(11,716)	$11,225	$22,407
Percent change	(24.1)%	(11.2)%	10.7%	21.4%

Our interest rate risk management policy limits the change in our net interest income to 20% for a +/- 100 basis point move in interest rates, and 30% for a +/- 200 basis point move in rates. At the years ended December 31, 2020, 2019 and 2018 we estimated that we are within policy limits set by our board of directors for the −200, −100, +100, and +200 basis point scenarios.

The EVE results for Merchants Bank included in the following table reflect the analysis used quarterly by management. It models immediate −200, −100, +100, and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
December 31, 2020:
Dollar change	$100,236	$113,045	$(20,958)	$(27,259)
Percent change	12.8%	14.4%	(2.7)%	(3.5)%

December 31, 2019:
Dollar change	$(3)	$(1,154)	$(3,130)	$(7,615)
Percent change	—%	(0.2)%	(0.5)%	(1.2)%

December 31, 2018:
Dollar change	$4,746	$3,193	$(4,622)	$(9,757)
Percent change	1.1%	0.8%	(1.1)%	(2.3)%

Our interest rate risk management policy limits the change in our EVE to 15% for a +/- 100 basis point move in interest rates, and 20% for a +/- 200 basis point move in rates. We are within policy limits set by our board of directors for the −200, −100, +100, and +200 basis point scenarios. The EVE reported at December 31, 2020 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

Merchants Bancorp

Carmel, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Merchants Bancorp (Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Indianapolis, Indiana

March 5, 2021

Merchants Bancorp

Consolidated Balance Sheets

December 31, 2020 and 2019

	December 31,	December 31,
	2020	2019
Assets
Cash and due from banks	$10,063	$13,909
Interest-earning demand accounts	169,665	492,800
Cash and cash equivalents	179,728	506,709
Securities purchased under agreements to resell	6,580	6,723
Mortgage loans in process of securitization	338,733	269,891
Available for sale securities	269,802	290,243
Federal Home Loan Bank (FHLB) stock	70,656	20,369
Loans held for sale (includes $40,044 and $19,592 at fair value, respectively)	3,070,154	2,093,789
Loans receivable, net of allowance for loan losses of $27,500 and $15,842, respectively	5,507,926	3,012,468
Premises and equipment, net	29,761	29,274
Mortgage servicing rights	82,604	74,387
Interest receivable	21,770	18,359
Goodwill	15,845	15,845
Intangible assets, net	2,283	3,799
Other assets and receivables	49,533	30,072
Total assets	$9,645,375	$6,371,928
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$853,648	$272,037
Interest-bearing	6,554,418	5,206,038
Total deposits	7,408,066	5,478,075
Borrowings	1,348,256	181,439
Deferred and current tax liabilities, net	20,405	16,917
Other liabilities	58,027	41,769
Total liabilities	8,834,754	5,718,200
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 50,000,000 shares
Issued and outstanding - 28,747,083 shares at December 31, 2020 and 28,706,438 shares at December 31, 2019	135,857	135,640
Preferred stock, without par value - 5,000,000 total shares authorized
8% Preferred stock - $1,000 per share liquidation preference
Authorized - 50,000 shares
Issued and outstanding - 41,625 shares	41,581	41,581
7% Series A Preferred stock - $25 per share liquidation preference
Authorized - 3,500,000 shares
Issued and outstanding - 2,081,800 shares	50,221	50,221
6% Series B Preferred stock - $1,000 per share liquidation preference
Authorized - 125,000 shares
Issued and outstanding - 125,000 shares (equivalent to 5,000,000 depositary shares)	120,844	120,844
Retained earnings	461,744	304,984
Accumulated other comprehensive income	374	458
Total shareholders' equity	810,621	653,728
Total liabilities and shareholders' equity	$9,645,375	$6,371,928

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Income

Years Ended December 31, 2020, 2019 and 2018

	Year Ended
	December 31,
	2020	2019	2018
Interest Income

Loans	$263,915	$186,428	$119,457
Mortgage loans in process of securitization	11,122	6,690	5,012
Investment securities:
Available for sale - taxable	3,147	6,208	6,448
Available for sale - tax exempt	123	272	—
Federal Home Loan Bank stock	1,558	932	385
Other	2,925	11,465	9,261
Total interest income	282,790	211,995	140,563
Interest Expense
Deposits	52,238	84,661	42,216
Borrowed funds	6,406	5,036	8,376
Total interest expense	58,644	89,697	50,592
Net Interest Income	224,146	122,298	89,971
Provision for loan losses	11,838	3,940	4,629
Net Interest Income After Provision for Loan Losses	212,308	118,358	85,342
Noninterest Income
Gain on sale of loans	96,578	35,411	39,266
Loan servicing fees, net	(1,801)	(1,118)	5,741
Mortgage warehouse fees	20,980	7,145	2,550
Gains on sale of investments available for sale (includes $441, $476, and $0, respectively, related to accumulated other comprehensive earnings reclassifications)	441	476	—
Other income	11,275	5,175	2,028
Total noninterest income	127,473	47,089	49,585
Noninterest Expense
Salaries and employee benefits	59,200	38,093	32,240
Loan expenses	9,085	4,534	4,621
Occupancy and equipment	5,733	4,609	2,788
Professional fees	3,664	2,326	2,585
Deposit insurance expense	5,800	2,747	1,024
Technology expense	3,061	2,623	1,544
Other expense	9,881	8,381	6,098
Total noninterest expense	96,424	63,313	50,900
Income Before Income Taxes	243,357	102,134	84,027
Provision for income taxes (includes $(97), $(117), and $0, respectively, related to income tax (expense)/benefit for reclassification items)	62,824	24,805	21,153
Net Income	$180,533	$77,329	$62,874
Dividends on preferred stock	(14,473)	(9,216)	(3,330)
Net Income Allocated to Common Shareholders	166,060	68,113	59,544
Basic Earnings Per Share	$5.78	$2.37	$2.08
Diluted Earnings Per Share	$5.77	$2.37	$2.07
Weighted-Average Shares Outstanding
Basic	28,742,494	28,705,125	28,692,955
Diluted	28,778,075	28,745,707	28,724,419

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2020, 2019 and 2018

(In thousands)

	Year Ended
	December 31,
	2020	2019	2018
Net Income	$180,533	$77,329	$62,874
Other Comprehensive Income (Loss):
Net change in unrealized gains (losses) on investment securities available for sale, net of tax (expense)/benefits of $(81), $(386), and $(294), respectively	260	1,127	939
Less: Reclassification adjustment for gains included in net income, net of tax (expense)/benefits of $(97), $(117), and $0, respectively	344	359	—
Other comprehensive income (loss) for the period	(84)	768	939
Comprehensive Income	$180,449	$78,097	$63,813

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2020, 2019 and 2018

(In thousands, except share and per share data)

										Accumulated
										Other
	Common Stock		8% Preferred Stock		7% Preferred Stock		6% Preferred Stock		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance, January 1, 2018	28,685,167	$134,891	41,625	$41,581	—	$—	—	$—	$192,008	$(1,006)	$367,474
Net income	—	—	—	—	—	—	—	—	62,874	—	62,874
Shares issued for stock compensation plans	8,869	166	—	—	—	—	—	—	—	—	166
Dividends on 8% preferred stock, $80.00 per share, annually	—	—	—	—	—	—	—	—	(3,330)	—	(3,330)
Dividends on common stock, $0.24 per share, annually	—	—	—	—	—	—	—	—	(6,886)	—	(6,886)
Reclassification upon adoption of ASU 2018-02	—	—	—	—	—	—	—	—	243	(243)	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	939	939
Balance, December 31, 2018	28,694,036	$135,057	41,625	$41,581	—	$—	—	$—	$244,909	$(310)	$421,237
Net income	—	—	—	—	—	—	—	—	77,329	—	77,329
Shares issued for stock compensation plans	12,402	583	—	—	—	—	—	—	—	—	583
Issuance of 7% preferred stock, net of offering expenses of $1,824	—	—	—	—	2,955,800	72,071	—	—	—	—	72,071
Repurchase of 7% preferred stock	—	—	—	—	(874,000)	(21,850)	—	—	—	—	(21,850)
Issuance of 6% preferred stock, net of offering expenses of $4,156	—	—	—	—	—	—	125,000	120,844	—	—	120,844
Dividends on 8% preferred stock, $80.00 per share, annually	—	—	—	—	—	—	—	—	(3,330)	—	(3,330)
Dividends on 7% preferred stock, $1.75 per share, annually, pro-rated	—	—	—	—	—	—	—	—	(3,115)	—	(3,115)
Dividends on 6% preferred stock, $60.00 per share, annually, pro-rated	—	—	—	—	—	—	—	—	(2,771)	—	(2,771)
Dividends on common stock, $0.28 per share, annually	—	—	—	—	—	—	—	—	(8,038)	—	(8,038)
Other comprehensive income	—	—	—	—	—	—	—	—	—	768	768
Balance, December 31, 2019	28,706,438	$135,640	41,625	$41,581	2,081,800	$50,221	125,000	$120,844	$304,984	$458	$653,728
Net income	—	—	—	—	—	—	—	—	180,533	—	180,533
Shares issued for stock compensation plans, net of taxes withheld to satisfy employee tax obligations	55,645	367	—	—	—	—	—	—	—	—	367
Treasury shares constructively retired	(15,000)	(150)	—	—	—	—	—	—	(102)	—	(252)
Dividends on 8% preferred stock, $80.00 per share, annually	—	—	—	—	—	—	—	—	(3,330)	—	(3,330)
Dividends on 7% preferred stock, $1.75 per share, annually	—	—	—	—	—	—	—	—	(3,643)	—	(3,643)
Dividends on 6% preferred stock, $60.00 per share, annually	—	—	—	—	—	—	—	—	(7,500)	—	(7,500)
Dividends on common stock, $0.32 per share, annually	—	—	—	—	—	—	—	—	(9,198)	—	(9,198)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(84)	(84)
Balance, December 31, 2020	28,747,083	$135,857	41,625	$41,581	2,081,800	$50,221	125,000	$120,844	$461,744	$374	$810,621

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Cash Flows

Years Ended December 31, 2020, 2019 and 2018

(In thousands)

	Year Ended
	December 31,
	2020	2019	2018
Operating activities:
Net income	$180,533	$77,329	$62,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,896	852	461
Provision for loan losses	11,838	3,940	4,629
Deferred income tax, net	(692)	(978)	2,313
Gain on sale of securities	(441)	(476)	—
Gain on sale of loans	(96,578)	(35,411)	(39,266)
Proceeds from sales of loans	83,788,217	32,792,977	18,027,460
Loans and participations originated and purchased for sale	(84,692,696)	(34,025,666)	(17,832,035)
Change in mortgage servicing rights for paydowns and fair value adjustments	13,672	10,789	2,348
Net change in:
Mortgage loans in process of securitization	(68,842)	(106,472)	(22,582)
Other assets and receivables	(16,415)	(3,663)	(10,023)
Other liabilities	2,408	24,046	4,164
Other	2,212	5,730	3,992
Net cash provided by (used in) operating activities	(874,888)	(1,257,003)	204,335
Investing activities:
Net change in securities purchased under agreements to resell	143	152	168
Purchases of available for sale securities	(596,839)	(647,374)	(47,040)
Proceeds from the sale of available for sale securities	4,347	37,817	6,431
Proceeds from calls, maturities and paydowns of available for sale securities	612,612	651,798	188,252
Purchases of loans	(385,820)	(87,302)	(138,965)
Net change in loans receivable	(2,119,214)	(885,150)	(484,102)
Purchase of Federal Home Loan Bank stock	(50,854)	(15,875)	(956)
Proceeds from sale of Federal Home Loan Bank stock	567	3,481	700
Proceeds from sale of assets	—	—	10
Purchases of premises and equipment	(3,623)	(13,983)	(9,195)
Purchases of mortgage servicing rights	—	—	(6,313)
Purchase of limited partnership interests and other tax credits	(4,181)	(1,365)	(3,810)
Proceeds from sale of limited partnership interests and other tax credits	10,651	—	—
Cash paid in acquisition of subsidiary	—	—	(14,320)
Other investing activities	(17)	126	74
Net cash used in investing activities	(2,532,228)	(957,675)	(509,066)
Financing activities:
Net change in deposits	1,929,991	2,247,064	155,002
Proceeds from borrowings	61,088,465	8,917,286	1,089,107
Repayment of borrowings	(59,924,409)	(8,907,917)	(931,994)
Proceeds from notes payable	2,760	6,318	19,116
Payments on notes payable	—	(29,700)	(38,534)
Payments of contingent consideration	(501)	(1,999)	(745)
Proceeds from issuance of preferred stock	—	192,915	—
Repurchase of preferred stock	—	(21,850)	—
Dividends	(23,671)	(17,254)	(10,216)
Other financing activities	7,500	—	—
Net cash provided by financing activities	3,080,135	2,384,863	281,736
Net Change in Cash and Cash Equivalents	(326,981)	170,185	(22,995)
Cash and Cash Equivalents, Beginning of Period	506,709	336,524	359,519
Cash and Cash Equivalents, End of Period	$179,728	$506,709	$336,524
Additional Cash Flows Information:
Interest paid	$69,106	$81,892	$49,276
Income taxes paid	57,322	19,326	16,965
Redemption of common shares related to sale of limited partnership interests	(150)	—	—

The Company purchased all of the capital stock of FMBI on January 2, 2018, the capital stock of FMNBP on October 1, 2018, and the assets of NattyMac, LLC on December 31, 2018. The Company also purchased all of the capital stock for MCS on August 15, 2017. In conjunction with the acquisitions, liabilities were assumed as follows:

Fair value of assets acquired	$—	$—	$168,153
Cash paid for the capital stock/fair value common stock issued	—	—	29,872
Fair value of liabilities assumed	—	—	138,281

See Notes to Consolidated Financial Statements

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Merchants Bancorp, a registered bank holding company (the “Company”) and its wholly owned subsidiaries, Merchants Bank of Indiana (“Merchants Bank”) and Farmers-Merchants Bank of Illinois (“FMBI”). Merchants Bank’s primary operating subsidiaries include Merchants Capital Corp. (“MCC”) and Merchants Capital Servicing, LLC (“MCS”). All direct and indirectly owned subsidiaries owned by Merchants Bancorp are collectively referred to as the “Company”. All significant intercompany accounts and transactions have been eliminated in consolidation.

Merchants Bank operates under an Indiana state bank charter and provides full banking services. As a state bank and non-Federal Reserve member, it is subject to the regulation of the Indiana Department of Financial Institutions (“IDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). The Company is further subject to regulations of the Board of Governors of the Federal Reserve System (“Federal Reserve”) governing bank holding companies. Merchants Bank operates from six locations in Indiana, including Lynn, Spartanburg, Richmond, Carmel and Indianapolis. Merchants Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Hamilton, Marion, Wayne, Randolph and surrounding counties in Indiana. Merchants Bank’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Merchants Bank’s Mortgage Warehousing segment funds and participates in single-family and multi-family, agency eligible loans across the nation.

FMBI operates under an Illinois state bank charter and provides full banking services. As a state bank and non-Federal Reserve member, it is subject to the regulation of the Illinois Department of Financial and Professional Regulation (“IDFPR”) and the FDIC. FMBI operates from four offices located in Joy, Paxton, Melvin, and Piper City, Illinois.

MCC is primarily engaged in mortgage banking, specializing in lending for multi-family rental properties and healthcare facilities. It is a Federal Housing Authority (“FHA”) approved mortgagee and a Government National Mortgage Association (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”), and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issuer.

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

In March 2020, COVID-19 was identified as a global pandemic and began affecting the health of large populations around the world. As a result of the spread of COVID-19, economic uncertainties have arisen which may negatively affect the financial position, results of operations and cash flows of the Company. As of this Form 10-K, management is not aware of any known effects that have impacted the financial viability and going concern of the Company. The duration of these uncertainties and the ultimate financial effects cannot be reasonably known at this time.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, loan servicing rights and fair values of financial instruments. The uncertainties related to the COVID-19 pandemic could cause significant changes to these estimates compared to what was known at the time these consolidated financial statements were prepared.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of cash amounts due from depository institutions, interest-bearing deposits in other banks, money market accounts, and federal funds sold.

At December 31, 2020, the Company’s cash accounts exceeded federally insured limits by approximately $165.9 million. Included in this amount is approximately $157.2 million with the Federal Reserve and $2.7 million with the Federal Home Loan Bank of Indianapolis (“FHLBI”), and $23,000 with the Federal Home Loan Bank of Chicago (“FHLBC”).

At December 31, 2019, the Company’s cash accounts exceeded federally insured limits by approximately $492.1 million. Included in this amount is approximately $478.8 million with the Federal Reserve and $2.3 million with the FHLBI, and $20,000 with the FHLBC.

Securities purchased under agreements to resell

Securities purchased pursuant to a simultaneous agreement (RRA) to resell the same securities at a specified price and date generally have maturity dates of 90 days or less and are carried at cost. Every 90 days the RRAs rollover.

Mortgage Loans in Process of Securitization

Mortgage loans in process of securitization are recorded at fair value with changes in fair value recorded in earnings. These include multi-family rental real estate loan originations to be sold as Ginnie Mae mortgage backed securities and Fannie Mae and Freddie Mac participation certificates, all of which are pending settlement with firm investor commitments to purchase the securities, typically occurring within 30 days.

Available for Sale Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. The Company had no securities held to maturity at December 31, 2020 or 2019. Securities not classified as held to maturity or trading are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

For debt securities with fair value below amortized cost when the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held to maturity debt securities, the amount of other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Loans Held for Sale under Mortgage Banking Activities

The Company uses participation agreements to fund mortgage loans held for sale from closing or purchase until sold to an investor. Under a participation agreement the Company elects to purchase a participation interest of up to 100% in individual loans. The Company shares proportionately in the interest income and the credit risk until the loan is sold to an investor. The Company holds the collateral until it is sent under a bailee arrangement to the investor. Typical investors are large financial institutions or government agencies. These loans are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance and included in noninterest income.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

Other mortgage loans originated and intended for sale in the secondary market, for which the fair value option has been elected, are carried at fair value at each balance sheet date. The Company believes that the fair value is the best indicator of the resolution of these loans. The difference between the cost and fair value was not material at December 31, 2020.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances, adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans.

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

For all loan portfolio segments, the Company promptly charges off loans, or portions thereof, when available information confirms that specific loans are uncollectable based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For impaired loans that are considered to be solely collateral dependent, a partial charge-off occurs or a specific reserve is assigned.

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

The Company offers warehouse loans or credit to fund mortgage loans held for sale from closing until sale to an investor. Under a warehousing arrangement the Company funds a mortgage loan as secured financing. The warehousing arrangement is secured by the underlying mortgages and a combination of deposits, personal guarantees and advance rates. The Company typically holds the collateral until it is sent under a bailee arrangement instructing the investor to send proceeds to the Company. Typical investors are large financial institutions or government agencies. Interest earned from the time of funding to the time of sale is recognized as interest income as accrued. Fees earned agreements are recognized when collected as noninterest income.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows, (collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical charge off experience and expected loss from default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due pursuant to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by the fair value of the collateral if the loan is collateral dependent, the loan’s obtainable market price, or present value of expected future cash flows discounted at the loan’s effective interest rate. For impaired loans where the Company utilizes discounted cash flows to determine the level of impairment, the Company includes the entire change in the present value of cash flows as bad debt expense.

Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience, adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

In the course of negotiating with borrowers, the Company may choose to restructure the contractual terms of certain loans. In restructuring the loan, the Company attempts to work out an alternative payment schedule with the borrower in order to optimize collectability of the loan. A troubled debt restructuring (“TDR”) occurs when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status, and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two.

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

Years Ended December 31, 2020 and 2019

With regard to determination of the amount of the allowance for credit losses, restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.

The estimated useful lives for premises and equipment are as follows:

Buildings	7 to 40	years
Leasehold improvements	5 to 11	years
Software and intangible assets	3 to 10	years
Furniture, fixtures and equipment	3 to 15	years
Vehicles	5	years

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

Mortgage Servicing Rights

Mortgage servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. The Company has elected to initially and subsequently measure the mortgage servicing rights for mortgage loans using the fair value method. Under the fair value method, the servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.

Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model is from an independent third party and it incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, prepayment penalties, and default rates and losses. These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the mortgage-servicing right and may result in a reduction to noninterest income.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The change in the fair value of the mortgage-servicing rights is netted against loan servicing fee income.

Goodwill and Intangible Assets

Goodwill is tested annually for impairment or more frequently if impairment indicators are present. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

Intangible assets, which include licenses and trade names, are amortized over a period ranging from 84 to 120 months using a straight-line method of amortization. Customer list intangible assets were amortized over 21 months using a straight-line method of amortization. Also included are core deposit intangibles that are amortized over a 10 year period using the accelerated sum of the years digits method of amortization. On a periodic basis, the Company evaluates events and circumstances that may indicate a change in the recoverability of the carrying value.

Investment in Qualified Affordable Housing Limited Partnerships

The Company has elected to account for its investment in affordable housing tax credit limited partnerships using the proportional amortization method described in FASB ASU 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (A Consensus of the FASB Emerging Issues Task Force).” Under the proportional amortization method, an investor amortizes the initial cost of the investment to income tax expense in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The investment in the limited partnerships is included in other assets in the consolidated balance sheets. During the year ended December 31, 2020, the Company sold some of these assets to a fund in which it is a general partner and holds a minority interest in the limited partnership.

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

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2017.

The Company recognizes interest and penalties, if any, on income taxes as a component of income tax expense.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

The Company files consolidated income tax returns with its subsidiaries.

Earnings Per Share

Basic earnings per share is the Company’s net income available to common shareholders, which represents net income less dividends paid or payable to preferred stock shareholders, if any, divided by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is calculated in the same manner as basic earnings per share, but also reflects the issuance of additional common shares that would have been diluted if such shares had been outstanding, as well as any adjustment to income that would result from the assumed issuance.

Share-based Compensation Plans

The Company has an equity incentive plan that provides for annual awards of shares to certain members of senior management based upon the Company’s performance and attainment of certain performance goals established by the Board of Directors. Share awards are valued at the estimated fair value on the date of the award and generally vest over three years. Compensation expense for the awards is recognized in the consolidated financial statements ratably over the vesting period.

In 2018, the Compensation Committee of the Board of Directors also approved a plan for non-executive directors to receive a portion of their annual fees in the form of restricted common stock, which has been issued once per year, subsequent to the annual meeting of shareholders. This plan was amended to issue allocated shares on a quarterly basis, beginning after the Company’s 2021 annual meeting of shareholders.

During 2020, the Company established an employee stock ownership plan (“ESOP”) to provide certain benefits for all employees who meet certain requirements.

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

Interest income on loans is accrued as earned using the interest method based on unpaid principal balances, except for interest on loans in nonaccrual status. Interest on loans in nonaccrual status is recorded as a reduction of loan principal when received.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) and accumulated other comprehensive income consist of unrealized appreciation (depreciation) on available for sale investment securities and reclassification adjustments for investment gains/(losses) on the sale of available for sale investment securities.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

Derivative Financial Instruments

The Company occasionally enters into derivative financial instruments as part of its interest rate risk management strategies. These derivative financial instruments consist primarily of interest rate locks and forward sale commitments. These derivative instruments are recorded on the Consolidated Statements of Financial Condition, as either an asset or liability, at their fair value. Changes in fair value are recognized in noninterest income on the Consolidated Statements of Income. The Company also offers interest rate swaps to some customers through a third-party dealer. These derivatives generally work together as an economic interest rate hedge, but the Company does not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability are recorded as either a charge or credit to current earnings during the period in which the changes occurred, typically resulting in no net earnings impact.

Reclassifications

Certain reclassifications may have been made to the 2019 and 2018 financial statements to conform to the financial statement presentation as of and for the year ended December 31, 2020. These reclassifications had no effect on net income.

Note 2: Restriction on Cash and Due From Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve. Effective March 26, 2020, the Federal Reserve reduced all banks’ reserve requirements to 0% due to COVID-19 uncertainties. The reserve required at December 31, 2020 and 2019 was $0 and $184.5 million, respectively.

Note 3: Securities Available For Sale

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	December 31, 2020
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Available for sale securities:
Treasury notes	$6,535	$24	$—	$6,559
Federal agencies	234,954	103	17	235,040
Municipals	5,935	90	—	6,025
Mortgage-backed - Government-sponsored entity (GSE) - residential	21,899	279	—	22,178
Total available for sale securities	$269,323	$496	$17	$269,802

	December 31, 2019
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Available for sale securities:
Treasury notes	$4,744	$21	$—	$4,765
Federal agencies	244,986	24	37	244,973
Municipals	5,577	360	—	5,937
Mortgage-backed - Government-sponsored entity (GSE) - residential	34,357	213	2	34,568
Total available for sale securities	$289,664	$618	$39	$290,243

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

The amortized cost and fair value of available for sale securities at December 31, 2020 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2020
	Amortized	Fair
	Cost	Value

Contractual Maturity	(In thousands)
Within one year	$6,288	$6,302
After one through five years	239,770	239,877
After five through ten years	515	549
After ten years	851	896
	247,424	247,624
Mortgage-backed - Government-sponsored entity (GSE) - residential	21,899	22,178
	$269,323	$269,802

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2020 and 2019 was $69.9 million and $95.8 million, respectively, which is approximately 26%, and 33%, respectively, of the Company’s available for sale investment portfolio.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2020, and 2019:

December 31, 2020
12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

(In thousands)
Available for sale securities:
Federal agencies	$69,939	$17	$—	$—	$69,939	$17

	December 31, 2019
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Available for sale securities:
Federal agencies	$94,963	$37	$	$	$94,963	$37
Mortgage-backed - Government-sponsored entity (GSE) - residential	809	2			809	2
	$95,772	$39	$—	$—	$95,772	$39

Unrealized losses on securities have not been recognized to income because the Company has the intent and ability to hold the securities for the foreseeable future, and the decline in fair value is primarily due to increased market interest rates. The fair value is expected to recover as the bonds approach the maturity date.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

During the year ended December 31, 2020, proceeds from the sale of securities available for sale were $4.3 million, and a net gain of $441,000 was recognized, consisting of $441,000 in gross gains and $0 of losses. During the year ended December 31, 2019, proceeds from the sale of securities available for sale were $37.8 million, and a net gain of $476,000 was recognized, consisting of gross gains of $713,000 and gross losses of $237,000. During the year ended December 31, 2018, proceeds from the sale of securities available for sale were $6.4 million, and no gains or losses were recognized.

The carrying value of securities pledged as collateral, to secure borrowings, public deposits and for other purposes, was $269.8 million, and $290.2 million at December 31, 2020 and 2019, respectively.

Note 4: Mortgage Loans in Process of Securitization

Mortgage loans in process of securitization are recorded at fair value with changes in fair value recorded in earnings. These include multi-family rental real estate loan originations to be sold as Ginnie Mae mortgage backed securities and Fannie Mae and Freddie Mac participation certificates, all of which are pending settlement with firm investor commitments to purchase the securities, typically occurring within 30 days. The fair value increases recorded in earnings for mortgage loans in process of securitization totaled $2.4 million and $3.1 million at December 31, 2020 and 2019, respectively.

Note 5: Loans and Allowance for Loan Losses

Classes of loans at December 31, 2020 and 2019, include:

	December 31,	December 31,
	2020	2019

	(In thousands)

Mortgage warehouse lines of credit	$1,605,745	$765,151
Residential real estate	678,848	413,835
Multi-family and healthcare financing	2,749,020	1,347,125
Commercial and commercial real estate	387,294	398,601
Agricultural production and real estate	101,268	85,210
Consumer and margin loans	13,251	18,388
	5,535,426	3,028,310
Less:
Allowance for loan losses	27,500	15,842

Loans Receivable	$5,507,926	$3,012,468

In response to the COVID-19 global pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) established the Paycheck Protection Program (“PPP”) to provide loans for eligible businesses/not-for-profits. These loans qualify for forgiveness when used for qualifying expenses during the appropriate period. Loans funded through the PPP are fully guaranteed by the U.S. government. Commercial and commercial real estate loans at December 31, 2020 include $60.2 million of PPP loans that had not yet been forgiven.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

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

Residential Real Estate Loans (RES RE): Real estate loans are secured by owner occupied 1-4 family residences. Repayment of residential real estate loans is primarily dependent on the personal income and credit rating of the borrowers. First-lien HELOC mortgages included in this segment typically carry a base rate of 30-day LIBOR, plus a margin.

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

Commercial Lending and Commercial Real Estate Loans (CML & CRE): The commercial lending and commercial real estate portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions, as well as loans to commercial customers to finance land and improvements. It also includes loans collateralized by mortgage servicing rights and loan sale proceeds of mortgage warehouse customers. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations. Small Business Administration (“SBA”) loans are included in this category, net of those to be sold.

Agricultural Production and Real Estate Loans (AG & AGRE): Agricultural production loans are generally comprised of seasonal operating lines of credit to grain farmers to plant and harvest corn and soybeans and term loans to fund the purchase of equipment. The Company also offers long-term financing to purchase agricultural real estate. Specific underwriting standards have been established for agricultural related loans including the establishment of projections for each operating year based on industry developed estimates of farm input costs and expected commodity yields and prices. Operating lines are typically written for one year and secured by the crop and other farm assets as considered necessary. The Company is approved to sell agricultural loans in the secondary market through the Federal Agricultural Mortgage Corporation and uses this relationship to manage interest rate risk within the portfolio.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

The following tables present, by loan portfolio segment, the activity in the allowance for loan losses for the years ended December 31, 2020, 2019 and 2018 and the recorded investment in loans and impairment method as of December 31, 2020, 2019 and 2018:

	At or For the Year Ended December 31, 2020
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of period	$1,913	$2,042	$7,018	$4,173	$523	$173	$15,842
Provision for loan losses	2,105	1,248	7,713	681	113	(22)	11,838
Loans charged to the allowance	—	(31)	—	(319)	—	(11)	(361)
Recoveries of loans previously charged off	—	75	—	106	—	—	181
Balance, end of period	$4,018	$3,334	$14,731	$4,641	$636	$140	$27,500
Ending balance: individually evaluated for impairment	$—	$7	$—	$1,606	$—	$—	$1,613
Ending balance: collectively evaluated for impairment	$4,018	$3,327	$14,731	$3,035	$636	$140	$25,887
Loans
Ending balance	$1,605,745	$678,848	$2,749,020	$387,294	$101,268	$13,251	$5,535,426
Ending balance individually evaluated for impairment	$—	$2,761	$—	$9,591	$2,100	$12	$14,464
Ending balance collectively evaluated for impairment	$1,605,745	$676,087	$2,749,020	$377,703	$99,168	$13,239	$5,520,962

	At or For the Year Ended December 31, 2019
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of period	$1,068	$1,986	$6,030	$3,051	$429	$140	$12,704
Provision for loan losses	952	56	988	1,817	94	33	3,940
Loans charged to the allowance	(107)	—	—	(857)	—	—	(964)
Recoveries of loans previously charged off	—	—	—	162	—	—	162
Balance, end of period	$1,913	$2,042	$7,018	$4,173	$523	$173	$15,842
Ending balance: individually evaluated for impairment	$—	$23	$—	$650	$—	$8	$681
Ending balance: collectively evaluated for impairment	$1,913	$2,019	$7,018	$3,523	$523	$165	$15,161
Loans
Ending balance	$765,151	$413,835	$1,347,125	$398,601	$85,210	$18,388	$3,028,310
Ending balance individually evaluated for impairment	$233	$3,109	$—	$9,152	$—	$23	$12,517
Ending balance collectively evaluated for impairment	$764,918	$410,726	$1,347,125	$389,449	$85,210	$18,365	$3,015,793

	For the Year Ended December 31, 2018
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of year	$283	$1,587	$3,502	$2,362	$320	$257	$8,311
Provision for loan losses	785	399	2,528	779	109	29	4,629
Loans charged to the allowance	—	—	—	(90)	—	(146)	(236)
Recoveries of loans previously charged off	—	—	—	—	—	—	—
Balance, end of year	$1,068	$1,986	$6,030	$3,051	$429	$140	$12,704

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

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

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of December 31, 2020 and 2019:

	December 31, 2020
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)

Special Mention (Watch)	$222	$853	$145,050	$2,620	$4,160	$34	$152,939
Special Mention (Watch) - COVID-19 Deferrals	—	383	185	110	—	—	678
Substandard	—	2,761	—	9,591	2,100	12	14,464
Doubtful	—	—	—	—	—	—	—
Acceptable and Above	1,605,523	674,851	2,603,785	374,973	95,008	13,205	5,367,345
Total	$1,605,745	$678,848	$2,749,020	$387,294	$101,268	$13,251	$5,535,426

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

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

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2020 and 2019. There were 11 loans totaling $937,000 at December 31, 2020 that have been modified in accordance with the CARES Act and therefore not classified as delinquent. These loans have been granted extended dates to make payments and no payments were due as of December 31, 2020.

	December 31, 2020
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$1,605,745	$1,605,745
RES RE	364	80	630	1,074	677,774	678,848
MF RE	—	36,760	—	36,760	2,712,260	2,749,020
CML & CRE	608	76	3,582	4,266	383,028	387,294
AG & AGRE	3,769	—	1,934	5,703	95,565	101,268
CON & MAR	7	—	19	26	13,225	13,251
	$4,748	$36,916	$6,165	$47,829	$5,487,597	$5,535,426

	December 31, 2019
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$765,151	$765,151
RES RE	3,089	562	2,324	5,975	407,860	413,835
MF RE	—	—	—	—	1,347,125	1,347,125
CML & CRE	2,293	335	1,663	4,291	394,310	398,601
AG & AGRE	2,047	—	195	2,242	82,968	85,210
CON & MAR	50	31	19	100	18,288	18,388
	$7,479	$928	$4,201	$12,608	$3,015,702	$3,028,310

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in TDRs.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

The following tables present impaired loans and specific valuation allowance information based on class level as of December 31, 2020 and 2019:

	December 31, 2020
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$2,704	$—	$3,319	$2,100	$7	$8,130
Unpaid principal balance	—	2,704	—	3,319	2,100	7	8,130
Impaired loans with a specific allowance:
Recorded investment	—	57	—	6,272	—	5	6,334
Unpaid principal balance	—	57	—	6,272	—	5	6,334
Specific allowance	—	7	—	1,606	—	—	1,613
Total impaired loans:
Recorded investment	—	2,761	—	9,591	2,100	12	14,464
Unpaid principal balance	—	2,761	—	9,591	2,100	12	14,464
Specific allowance	—	7	—	1,606	—	—	1,613

	December 31, 2019
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Impaired loans without a specific allowance:
Recorded investment	$233	$2,899	$—	$6,662	$—	$12	$9,806
Unpaid principal balance	233	2,899	—	6,662	—	12	9,806
Impaired loans with a specific allowance:
Recorded investment	—	210	—	2,490	—	11	2,711
Unpaid principal balance	—	210	—	2,490	—	11	2,711
Specific allowance	—	23	—	650	—	8	681
Total impaired loans:
Recorded investment	233	3,109	—	9,152	—	23	12,517
Unpaid principal balance	233	3,109	—	9,152	—	23	12,517
Specific allowance	—	23	—	650	—	8	681

The following tables present by portfolio class, information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2020, 2019 and 2018:

	December 31, 2020
	MTG			CML &	AG &	CON &
	WHLOC	RES RE	MF RE	CRE	AGRE	MAR	TOTAL

	(In thousands)
Average recorded investment in impaired loans	$106	$3,002	$—	$9,913	$1,662	$17	$14,700
Interest income recognized	—	57	—	371	1	—	429

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

	December 31, 2019
	MTG			CML &	AG &	CON &
	WHLOC	RES RE	MF RE	CRE	AGRE	MAR	TOTAL

	(In thousands)
Average recorded investment in impaired loans	$242	$3,175	$—	$8,675	$—	$25	$12,117
Interest income recognized	—	71	—	463	—	—	534

	December 31, 2018
	MTG			CML &	AG &	CON &
	WHLOC	RES RE	MF RE	CRE	AGRE	MAR	TOTAL

	(In thousands)
Average recorded investment in impaired loans	$932	$1,485	$—	$8,872	$489	$52	$11,830
Interest income recognized	59	50	—	375	43	1	528

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at December 31, 2020 and 2019.

	December 31,		December 31,
	2020		2019
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing

	(In thousands)
MTG WHLOC	$—	$—	$233	$—
RES RE	578	69	740	1,851
MF RE	—	—	—	—
CML & CRE	2,052	1,240	1,118	486
AG & AGRE	181	2,181	—	231
CON & MAR	12	8	18	1

	$2,823	$3,498	$2,109	$2,569

During 2020, the Company had one newly classified troubled debt restructuring in the AG & AGRE loan class. The loan had a pre and post modification balance of $180,000. The only term of the loan that changed was an extension of time to pay. There were no troubled loans restructured during 2019. During 2018, the Company had one newly classified troubled debt restructuring in the CML & CRE loan class. The loan had a pre and post modification balance of $2.0 million. For 2020, 2019 and 2018, no restructured loans defaulted. Loan modifications or forbearances related to the COVID-19 pandemic will generally not be considered TDRs.

The CARES Act included several provisions designed to help financial institutions like the Company in working with their customers. Section 4013 of the CARES Act, as extended, allows a financial institution to elect to suspend generally accepted accounting principles and regulatory determinations with respect to qualifying loan modifications related to COVID-19 that would otherwise be categorized as a TDR until January 1, 2022. The Company has taken advantage of this provision to extend certain payment modifications to loan customers in need. As of December 31, 2020, the Company has $937,000 of outstanding loans that were modified during 2020 under the CARES Act guidance, that remain on modified terms. The Company modified other loans during 2020 under the guidance that have since returned to normal repayment status as of December 31, 2020.

There was one customer with a residential loan balance of $725,000 in the process of foreclosure at December 31, 2019 that was paid in full at March 31, 2020, and there were no residential loans in process of foreclosures as of December 31, 2020.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

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

The following table presents the notional amount and fair value of interest rate locks and forward contracts utilized by the Company at December 31, 2020 and December 31, 2019.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	(Liability)

December 31, 2020	(In thousands)		(In thousands)
Interest rate lock commitments	$412,043	Derivative assets/liabilities	$6,131	$—
Forward contracts	304,024	Derivative assets/liabilities	—	2,682
			$6,131	$2,682

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	(Liability)

December 31, 2019	(In thousands)		(In thousands)
Interest rate lock commitments	$17,826	Derivative assets/liabilities	$186	$—
Forward contracts	34,268	Derivative assets/liabilities	—	27
			$186	$27

Fair values of derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the interest rate lock commitment and the balance sheet date. The following tables summarizes the periodic changes in the fair value of the derivative financial instruments on the consolidated statements of income for the years ended December 31, 2020, 2019, and 2018.

	Year Ended
	December 31,
	2020	2019	2018

	(In thousands)
Interest rate lock commitments	$5,945	$116	$70
Forward contracts (includes pair-off settlements)	(11,078)	(53)	(64)
Net derivative gains (loss)	$(5,133)	$63	$6

Derivatives on Behalf of Customers

The Company offers derivative contracts to some customers in connection with their risk management needs. These derivatives include interest rate swaps. The Company manages the risk associated with these contracts by entering into an equal and offsetting derivative with a third-party dealer. These derivatives generally work together as an

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

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

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)		(In thousands)
December 31, 2020	$82,726	Other assets/liabilities	$3,170	$3,170
December 31, 2019	$58,067	Other assets/liabilities	$511	$511

The gross gains and losses on these derivative assets and liabilities recorded in other noninterest income and other noninterest expense in the condensed consolidated statements of income as follows:

	Year Ended
	December 31,
	2020	2019	2018

	(In thousands)
Gross swap gains	$2,659	$511	$—
Gross swap losses	(2,659)	(511)	—
Net swap gains (losses)	$—	$—	$—

The Company pledged $3.9 million and $590,000 in collateral to secure its obligations under swap contracts at December 31, 2020 and December 31, 2019, respectively.

Note 7: Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets and represent agency eligible multi-family and single-family loans. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. Call protection is in place on multi-family loans to deter from prepayments on a 10-year sliding scale. The unpaid principal balances of mortgage and other loans serviced for others were $8.7 billion and $6.3 billion at December 31, 2020 and 2019, respectively. Loans sub-serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of loans sub-serviced for others were $5.6 billion and $3.8 billion at December 31, 2020 and 2019, respectively.

The following summarizes the activity in mortgage servicing rights measured using the fair value method for the years ended December 31, 2020, 2019, and 2018:

	For the Year Ended
	December 31,
	2020	2019	2018

	(In thousands)
Balance, beginning of period	$74,387	$77,844	$66,079
Additions
Originated and purchased servicing	21,889	7,332	14,113
Subtractions
Paydowns	(7,838)	(5,994)	(4,196)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(5,834)	(4,795)	1,848
Balance, end of period	$82,604	$74,387	$77,844

Contractually specified servicing fees for retained, purchased and sub-serviced loans were $11.9 million, $9.7 million, and $8.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

In connection with certain loan servicing and sub-servicing agreements, the Company is to reconcile the payments received monthly on these loans, for principal and interest, taxes, insurance, and reserves for replacements. The funds are required to be maintained in separate trust accounts and not commingled with the Company’s general operating funds. At December 31, 2020 and 2019, the Company held restricted escrow funds for these loans at the Bank or other financial institution, amounting to $498.2 million and $459.3 million, respectively.

Note 8: Goodwill and Intangibles

Goodwill at December 31, 2020 remained unchanged compared to December 31, 2019. As of December 31, 2020, the Company’s market capitalization was above its book value, despite stock market volatility related to the adverse effects of the COVID-19 pandemic on the global economy. Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets acquired. Goodwill is tested for impairment annually, or more frequently if events and circumstances exist that indicate a goodwill impairment test should be performed. Based upon management’s assessment and evaluation of goodwill at year-end, the likelihood that an impairment of the current carrying amount of goodwill has occurred is considered remote.

	2020				2019				2018
	Multifamily	Banking	Warehouse	Total	Multifamily	Banking	Warehouse	Total	Multifamily	Banking	Warehouse	Total

	(In thousands)				(In thousands)				(In thousands)
Balance, beginning of period	$3,791	$8,353	$3,701	$15,845	$3,791	$8,686	$5,000	$17,477	$3,379	$523	$—	$3,902
Goodwill acquired during the period	—	—	—	—	—	—	—	—	—	8,163	5,000	13,163
Post-acquisition adjustments	—	—	—	—	—	(333)	(1,299)	(1,632)	412	—	—	412
Impairment losses	—	—	—	—	—	—	—	—	—	—	—	—
Balance, end of period	$3,791	$8,353	$3,701	$15,845	$3,791	$8,353	$3,701	$15,845	$3,791	$8,686	$5,000	$17,477

In conjunction with the acquisition of MCS on August 15, 2017, the Company recorded goodwill of $3.8 million in the Multi-family segment, after reflecting a purchase accounting adjustment of $412,000, related to contingent consideration for loans closed after the acquisition date, that increased goodwill during the year ended December 31, 2018. The Company also recorded intangible assets for licenses and trade names as summarized below. The licenses are being amortized over 84 months and trade names are being amortized over 120 months, both using the straight-line method. Amortization of these intangible assets was $218,000 for the years ended December 31, 2020, 2019, and 2018.

In conjunction with the acquisition of FMBI on January 2, 2018, the Company recorded goodwill of $988,000 in the Banking segment during the year ended December 31, 2018. The Company also recorded intangible assets for core deposits, as summarized below. The core deposit intangibles are being amortized over 10 years using the accelerated sum of the years digits method. Amortization for these intangible assets was $75,000, $82,000 and $84,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

In conjunction with the acquisition of FMNBP on October 1, 2018, the Company recorded goodwill of $6.9 million in the Banking segment during the year ended December 31, 2018. A $333,000 purchase accounting adjustment, primarily related to the valuation of securities decreased goodwill during 2019. The Company also recorded intangible assets for core deposits, as summarized below. The core deposit intangibles are being amortized over 10 years using the accelerated sum of the years digits method. Amortization for these intangible assets was $326,000, 339,000 and $85,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

In conjunction with the acquisition of the assets of NattyMac, LLC on December 31, 2018, the Company recorded goodwill of $3.7 million in the Warehouse segment, after reflecting a $1.6 million transfer to intangible assets and a $271,000 purchase accounting adjustment related to contingent consideration that increased goodwill during 2019. Intangible assets of $1.6 million, related to customer lists, were recorded and amortized over 21 months using the

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

straight-line method. Accumulated amortization of these intangible assets was $1.6 million and are fully amortized as of December 31, 2020.

	2020			2019			2018
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Total	Amount	Amortization	Total	Amount	Amortization	Total

	(In thousands)			(In thousands)			(In thousands)
Licenses	$1,370	$(661)	$709	$1,370	$(465)	$905	$1,370	$(269)	$1,101
Trade names	224	(75)	149	224	(53)	171	224	(31)	193
Customer list	1,570	(1,570)	—	1,570	(673)	897	—	—	—
Core deposit intangible	2,417	(992)	1,425	2,417	(591)	1,826	2,417	(169)	2,248
Total intangible Assets	$5,581	$(3,298)	$2,283	$5,581	$(1,782)	$3,799	$4,011	$(469)	$3,542

Estimated amortization expense for future years is as follows (in thousands):

Year ending December 31,
2021	$577
2022	521
2023	462
2024	335
2025	166
Thereafter	222
Total	$2,283

Note 9: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2020	2019

	(In thousands)
Land	$3,072	$3,072
Buildings	23,946	22,775
Leasehold improvements	227	53
Furniture, fixtures, equipment and software	7,429	6,445
Total cost	34,674	32,345
Accumulated depreciation	(4,913)	(3,071)
Net premises and equipment	$29,761	$29,274

Note 10: Other Assets and Receivables

The following items are included in other assets and receivables in the consolidated balance sheets.

Investment in Qualified Affordable Housing Limited Partnerships

The Company invests in qualified affordable housing limited partnerships. At December 31, 2020 and 2019, the balance of the investments for qualified affordable housing limited partnerships was $14.9 million and $14.9 million, respectively. The Company could make additional contributions to certain existing partnerships, but has no obligation unless certain development, operation, and/or tax credit benchmarks are achieved. The Company also became a minority investor in the limited partnership of a syndicated fund during 2020 in which it is obligated to invest an additional $9 million over the next several years, and this expected amount is reflected in the $14.9 million investment balance at December 31, 2020. During the years ended December 31, 2020 and 2019, the Company recorded amortization expense of $1.8 million and $2.3 million, respectively. Tax credits related to these investments were $2.0 million for the 2020 tax

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

year and was $2.5 for the 2019 tax year. The Company expects to receive additional tax credits and other benefits in 2021 and will continue to amortize this investment based on the proportional amortization method.

Other Receivables

At December 31, 2020 and 2019, the Company had other receivables of $11.5 million and $5.6 million, respectively. These other receivables consisted of short-term receivables of $4.6 million and $3.1 million, for the years ended December 31, 2020 and 2019 respectively, that represent prepaid trading and settlement fees paid to non-affiliated originators that were collected at the time of applicable mortgage backed security settlements, with the remaining amounts collected in the normal course of business. Other receivables also included $3.9 million and $590,000 of receivable collateral recorded against outstanding hedges for back-to-back swaps for the years ended December 31, 2020 and 2019, respectively, as well as $2.1 million for margins called on forward trades in single family mortgages at December 31, 2020.

Other items included in other assets and receivables on the balance sheet are disclosed elsewhere, or are not individually significant.

Note 11: Deposits

Deposits were comprised of the following at and December 31, 2020 and 2019:

	December 31,
	2020	2019

	(In thousands)
Demand deposits	$5,072,552	$2,099,373
Savings deposits	1,978,861	1,204,363
Certificates of deposit	356,653	2,174,339
Total deposits	$7,408,066	$5,478,075

At December 31, 2020, the scheduled maturities of time deposits are as follows:

nna
December 31, 2020
(In thousands)
Due within one year	$239,998
Due in one year to two years	103,575
Due in two years to three years	10,485
Due in three years to four years	2,014
Due in four years to five years	581
$356,653

Certificates of deposit of $250,000 or more totaled $258.5 million at December 31, 2020 and $128.9 million at December 31, 2019.

Brokered deposit amounts at December 31, 2020 and 2019, were as follows:

	December 31,
	2020	2019

	(In thousands)
Brokered certificates of deposit	$29,164	$1,962,389
Brokered savings deposits	324,408	184,603
Brokered deposit on demand accounts	820,165	10,001
	$1,173,737	$2,156,993

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

Note 12: Borrowings

Borrowings were comprised of the following at December 31, 2020 and 2019:

	December 31,
	2020	2019

	(In thousands)
Lines of credit	$—	$6,540
Federal Reserve discount window borrowings	50,000	—
Paycheck Protection Program Liquidity Facility	62,225	—
Short-term subordinated debt	14,960	12,200
FHLB advances	1,221,071	162,699
Total borrowings	$1,348,256	$181,439

The Company had a revolving line of credit (“LOC”) with the FHLB during the year 2019. This arrangement had a maximum borrowing limit of collateral pledged, with an outstanding balance at December 31, 2019 of $6.5 million. The floating interest rate on the LOC was set daily at a fixed spread to the actual Federal Funds rate earned by the FHLB, and was 1.77% at December 31, 2019. The Company did not have an outstanding balance on any LOC at December 31, 2020.

The Company began borrowing from the Federal Reserve discount window during the year ended December 31, 2020. This arrangement has a maximum borrowing limit of collateral pledged multiplied by an advance rate. Borrowing maturities can range from 24 hours to up to a term of 90 days. As of December 31, 2020, the outstanding balance was $50.0 million. This 24-hour advance was based on a fixed interest rate of 0.25% set by the Federal Reserve for Primary Credit institutions. These borrowings are secured by commercial, agricultural and construction loans totaling $2.3 billion.

During the year ended December 31, 2020, the Company began borrowing from the Paycheck Protection Program Liquidity Facility (“PPPLF”) established as a result of the CARES Act. This arrangement has a maximum borrowing limit of collateral pledged in the form of PPP loans and will be reduced as PPP loans are forgiven, per SBA guidelines. Borrowing terms require repayments that coincide with maturity dates or early payment of PPP loans as payments are made or loans are forgiven by the SBA. As of December 31, 2020, maturity dates range from April 1, 2022 to July 1, 2025.  This borrowing facility was based on a fixed interest rate of 0.35% set by the Federal Reserve. The borrowings are secured by the related PPP loans that totaled $60.3 million at December 31, 2020.

The Company entered into a warehouse financing arrangement in April 24, 2018, whereby a customer agreed to invest up to $30 million in the Company’s subordinated debt. The subordinated debt balance as of December 31, 2020 and 2019 was $15.0 million and $12.2 million, respectively. Interest on the debt is paid quarterly by the Company at a rate equal to one-month LIBOR, plus 300 basis points, plus additional interest equal to 50% of the earnings generated. The agreement is automatically renewed annually on April 30th, unless either party notifies the other party at least 180 days prior to its renewable date, of its desire not to continue the relationship. As of December 31, 2020, neither party had made a notification of its intent to cancel this arrangement.

FHLB advances and the LOC are secured by mortgage loans totaling $1.5 billion and $1.4 billion at December 31, 2020 and 2019, respectively. In addition, available for sale securities and securities purchased under agreements to resell with a carrying value of $261.4 million and $276.7 million were pledged as of December 31, 2020 and 2019, respectively. At December 31, 2020, the FHLB advances had interest rates ranging from 0.00% to 4.74%, and at December 31, 2019, the FHLB advances had interest rates ranging from 1.58% to 4.74%, and were subject to restrictions or penalties in the event of prepayment. FHLB advances include an advance in the amount of $400.0 million at December 31, 2020 that is subject to a put option. The put option can be exercised by the FHLB on a quarterly basis until November 2029. The next opportunity FHLB has to exercise the put option will be May 25, 2021.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

Maturities of borrowings were as follows at December 31, 2020:

	Year Ended December 31, 2020
	Federal Reserve		Short-Term	FHLB	Borrowings
	Discount Window	PPPLF	Subordinated Debt	Advances	Total

	(In thousands)
Due within one year	$50,000	$—	$—	$819,077	$869,077
Due in one year to two years	—	62,128	14,960	59	77,147
Due in two years to three years	—	—	—	342	342
Due in three years to four years	—	—	—	61	61
Due in four years to five years	—	97	—	—	97
Thereafter	—	—	—	401,532	401,532
	$50,000	$62,225	$14,960	$1,221,071	$1,348,256

At December 31, 2020, the Company had excess borrowing capacity of approximately $2.6 billion with the FHLB, the Federal Reserve discount window, and PPPLF, based on available collateral.

Note 13: Income Taxes

The provision for income taxes includes these components for the years ended December 31, 2020, 2019 and 2018:

	Year Ended
	December 31,
	2020	2019	2018

	(In thousands)
Income tax expense
Current tax payable
Federal	$48,409	$21,396	$13,312
State	15,107	4,387	5,528
Deferred tax payable
Federal	(529)	(375)	1,583
State	(163)	(603)	730
Income tax expense	$62,824	$24,805	$21,153
Effective tax rate	25.8%	24.3%	29.1%

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the years ended December 31, 2020, 2019 and 2018, is shown below:

	Year Ended
	December 31,
	2020	2019	2018

	(In thousands)
Computed at the statutory rate -21%	$51,105	$21,448	$17,646
Increase resulting from
State income taxes	11,805	2,989	4,944
Tax Credits net of related amortization	(123)	(190)	(1,533)
Other	37	558	96
Actual tax expense	$62,824	$24,805	$21,153

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

The tax effects of temporary differences related to deferred taxes shown on the balance sheet were:

	December 31,
	2020	2019

	(In thousands)
Deferred tax assets
Allowance for loan losses	$7,090	$4,069
Fair value adjustments on acquisitions	174	228
Other	1,330	1,309
Total assets	8,594	5,606
Deferred tax liabilities
Depreciation	(2,460)	(1,374)
Intangible assets	(254)	(466)
Mortgage servicing rights	(19,751)	(17,035)
Limited partnership investments	(497)	(1,791)
Unrealized gain on available for sale securities	(105)	(121)
Total liabilities	(23,067)	(20,787)
Net deferred tax liability	$(14,473)	$(15,181)

Note 14: Regulatory Matters

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

On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing CBLR, which became effective on January 1, 2020. The intent of CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Regulatory Relief, and Consumer Protection Act. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds a 9% threshold, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. Eligibility criteria to utilize CBLR includes the following:

●	Total assets of less than $10 billion,
●	Total trading assets plus liabilities of 5% or less of consolidated assets,
●	Total off-balance sheet exposures of 25% or less of consolidated assets,
●	Cannot be an advanced approaches banking organization, and
●	Leverage ratio greater than 9%, or temporarily reduced threshold established in response to COVID-19.

In April 2020, under the CARES Act, the 9% leverage ratio threshold was temporarily reduced to 8% in response to the COVID-19 pandemic. The threshold increased to 8.5% in 2021 and will return to 9% in 2022. The Company, Merchants Bank, and FMBI elected to begin using CBLR in the first quarter of 2020 and all intend to utilize this measure for the foreseeable future and thus will not calculate or report risk-based capital ratios.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

On December 2, 2020 the Federal Deposit Insurance Corporation (“FDIC”) issued an interim final rule related to COVID-19 as it pertains to eligibility to utilize CBLR. The rule allows organizations with less than $10 billion in total assets as of December 31, 2019, to use the assets on that date to determine the applicability of various regulatory asset thresholds during 2020 and 2021.

Management believes, as of December 31, 2020 and 2019, that the Company, Merchants Bank, and FMBI met all the regulatory capital adequacy requirements with CBLR to be classified as well-capitalized, and management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s, Merchants Bank’s, or FMBI’s category.

As of December 31, 2020 and 2019, the most recent notifications from the Board of Governors of the Federal Reserve System (“Federal Reserve”) categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank and FMBI as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s, Merchants Bank’s, or FMBI’s category.

The Company’s, Merchants Bank’s, and FMBI’s actual capital amounts and ratios are also presented in the following tables.

			Minimum Amount
			To Be Well
	Actual		Capitalized(1)
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2020
CBLR (Tier 1) capital(1) (to average assets)
(i.e., CBLR - leverage ratio)
Company	$792,456	8.6%	$738,019	> 8%
Merchants Bank	781,221	8.7%	718,120	> 8%
FMBI	24,456	9.8%	19,979	> 8%
(1)	As defined by regulatory agencies.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

			Minimum		Minimum
			Amount Required		Amount To Be
			for Adequately		Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2019
Total capital(1) (to risk-weighted assets)
Company	$637,472	11.6%	$440,063	8.0%	$—	N/A
Merchants Bank	639,104	12.0%	426,748	8.0%	533,435	10.0%
FMBI	21,726	13.1%	13,306	8.0%	16,632	10.0%
Tier 1 capital(1) (to risk-weighted assets)
Company	621,630	11.3%	330,047	6.0%	—	N/A
Merchants Bank	623,716	11.7%	320,061	6.0%	426,748	8.0%
FMBI	21,272	12.8%	9,979	6.0%	13,306	8.0%
Common Equity Tier 1 capital(1) (to risk-weighted assets)
Company	408,984	7.4%	247,536	4.5%	—	N/A
Merchants Bank	623,716	11.7%	240,046	4.5%	346,733	6.5%
FMBI	21,272	12.8%	7,484	4.5%	10,811	6.5%
Tier 1 capital(1) (to average assets)
Company	621,630	9.4%	264,324	4.0%	—	N/A
Merchants Bank	623,716	9.7%	257,487	4.0%	321,859	5.0%
FMBI	21,272	11.7%	7,302	4.0%	9,128	5.0%
(1)	As defined by regulatory agencies.

Prior to adopting the new CBLR regulatory capital rule, which became effective on January 1, 2020, the Basel III capital rules applied to Merchants Bank.

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

The Company’s principal source of funds for dividend payments to shareholders is dividends received from Merchants Bank and FMBI. Banking statutes and regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under Indiana law, Merchants Bank may not pay a dividend if such dividend would be greater than retained net income (as defined) for the current year plus those for the previous two years, subject to the capital requirements described above. Under Illinois law, FMBI may not pay dividends in an amount greater than its current net profits after deducting losses and bad debts out of undivided profits provided that its surplus equals or exceeds its capital. At December 31, 2020, the amount available, without prior regulatory approval, for dividends which could be paid by Merchants Bank and FMBI to the Company was $227.0 million.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

Note 15: Earnings Per Share

Earnings per share were computed as follows for years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020			2019			2018
		Weighted-	Per		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)			(In thousands)
Net income	$180,533			$77,329			$62,874
Dividends on preferred stock	(14,473)			(9,216)			(3,330)
Net income allocated to common shareholders	$166,060			$68,113			$59,544
Basic earnings per share		28,742,494	$5.78		28,705,125	$2.37		28,692,955	$2.08
Effect of dilutive securities—restricted stock awards		35,581			40,582			31,464
Diluted earnings per share		28,778,075	$5.77		28,745,707	$2.37		28,724,419	$2.07

Note 16: Stock Splits

On July 5, 2017, the Company approved an increase of authorized common shares to 50.0 million shares, and declared a 2.5-for-1 stock split effective July 6, 2017. The presentation of authorized common shares has been retrospectively adjusted to give effect to the increase, and all share and per share amounts have been retrospectively adjusted to give effect to these splits.

Note 17: Common Stock

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

On November 9, 2020, the Company received cash and 15,000 shares of Merchants Bancorp common stock owned by a shareholder, in exchange for the Company’s interest in a minority owned investment. These shares were retired as a result of the transaction.

Note 18: Preferred Stock

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

On August 19, 2019 the Company issued 5,000,000 depositary shares, each representing a 1/40th interest in a share of its 6.00% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, without par value (the “Series B Preferred Stock”), and with a liquidation preference of $1,000.00 per share (equivalent to $25.00 per depositary share). The aggregate gross offering proceeds for the shares issued by the Company was $125.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $4.2 million paid to third parties, the Company received total net proceeds of $120.8 million. The Series B Preferred Stock have no voting rights with respect to matters that generally require the approval of our common shareholders. Dividends on the Series B Preferred Stock, to the extent declared by the Company’s board, are payable quarterly. The Company may redeem the Series B Preferred Stock, in whole or in part, at our option, on any dividend payment date on or after October 1, 2024, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

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

Note 19: Related Party Transactions

The Company has entered into transactions with certain directors, executive officers, and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

In 2016, the Company purchased a 30% ownership in one of its key loan processing vendors, and in 2019 its ownership increased 44.23%. On November 9, 2020, Merchants Bancorp exchanged its 44.23% investment in this company for Merchants common shares currently held by the company, plus cash. The shares were then constructively retired by Merchants. This company had owned 15,000 shares of common stock (with no par value) that were issued with a basis of $10 per share, totaling $150,000. The investment was accounted for using the equity method of accounting. Fees paid to this company during each of the years ended December 31, 2020, 2019, and 2018 were $2.7 million, $3.1 million, and $3.4 million, respectively. At December 31, 2019 and 2018, fees of $214,000 and $226,000 were accrued for services received.

In 2020, the Company purchased a 22.22% ownership in a limited partnership that provides capital to the senior housing and healthcare sectors. The investment is accounted for using the equity method of accounting. During the year

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

ended December 31, 2020, the Company received $6.5 million of origination fees paid by borrowers to the Company for loans referred by this limited partnership. The Company paid $4.5 million of those fees to the limited partnership when the loans were closed.

The Company retained a law firm of which a Board member of Merchants Bank is a partner. Services rendered are primarily related to documentation of current loan originations, and loan collections from Merchants Bank’s borrowers. Fees paid to the law firm totaled $5.3 million, $3.6 million, and $3.7 million for the years ended December 31, 2020, 2019 and 2018 respectively.

During 2019 the Company purchased technology equipment and services for its new corporate headquarters building from a company owned by a Board member of Merchants Bancorp. Fees paid directly and indirectly to this company totaled $13,000 and $641,000 for the years ended December 31, 2020 and 2019. No fees were incurred for the years ended December 31, 2018.

Note 20: Employee Benefits

The Company offers employees a 401(k) plan. Pursuant to the plan agreement, matching contributions equal to 100% of the employees’ elective deferrals which do not exceed 3% of the employees’ compensation will be made unless management elects to make either the alternative matching contribution or the non-elective contribution. Employer contributions to the plans were $859,000, $629,000, and $464,000 for the years ended December 31, 2020, 2019, and 2018, respectively.

The Company established an employee stock ownership plan (“ESOP”) effective as of January 1, 2020 to provide certain benefits for all employees who meet certain requirements. Expense recognized for the contribution to the ESOP totaled $537,000 for the year ended December 31, 2020. The Company contributed 19,433 shares to the ESOP in January 2021.

Note 21: Share-Based Payment Plans

Equity-based incentive awards are currently issued pursuant to the 2017 Equity Incentive Plan (the “2017 Incentive Plan”). Prior to the adoption of the 2017 Incentive Plan, the equity awards issued historically consisted of restricted stock awards issued pursuant to the Incentive Plan for Merchants Bank Executive Officers (the “Prior Incentive Plan”). As of the effective date of the 2017 Equity Incentive Plan, no further awards will be granted under the Prior Incentive Plan. During the years ended December 31, 2020 and 2019, the Company issued 52,515 and 10,127 shares, respectively, pursuant under these plans. At December 31, 2020, there were no outstanding awards under the Prior Incentive Plan. Expense recognized for these plans totaled $602,000, $533,000, and $171,000 for the years ended December 31, 2020, 2019, and 2018, respectively. At December 31, 2020 and 2019, there were 177,046 and 91,266 unvested shares awarded under the 2017 Plan, respectively. Unrecognized compensation cost totaled $3.1 million and $1.3 million at December 31, 2020 and 2019, respectively.

During 2018, the Compensation Committee of the Board of Directors approved a plan for non-executive directors to receive a portion of their annual fees in the form of restricted common stock equal to $10,000, rounded up to the nearest whole share. Accordingly, there were 3,130 shares issued during the year ended December 31, 2020, reflecting $50,000 in expenses. There were 2,275 total shares issued during the year ended December 31, 2019, reflecting $50,000 in expenses. There were 1,830 total shares issued during the year ended December 31, 2018, reflecting $50,000 in expenses. In January 2021, the Board of Directors amended the plan for nonexecutive directors to receive a portion of their annual fees, issued quarterly, in the form of restricted common stock equal to $50,000 per member, rounded up to the nearest whole share, to be effective after the Company’s next annual meeting of shareholders.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

Note 22: Disclosures About Fair Value of Assets and Liabilities

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2020 and 2019:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2020
Mortgage loans in process of securitization	$338,733	$—	$338,733	$—
Available for sale securities:
Treasury notes	6,559	6,559	—	—
Federal agencies	235,040	—	235,040	—
Municipals	6,025	—	6,025	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	22,178	—	22,178	—
Loans held for sale	40,044	—	40,044	—
Mortgage servicing rights	82,604	—	—	82,604
Derivative assets - interest rate lock commitments	6,131	—	—	6,131
Derivative asset - interest rate swap	3,170	—	3,170	—
Derivative liabilities - forward contracts	2,682	—	2,682	—
Derivative liabilities - interest rate swap	3,170	—	3,170	—

December 31, 2019
Mortgage loans in process of securitization	$269,891	$—	$269,891	$—
Available for sale securities:
Treasury notes	4,765	4,765	—	—
Federal agencies	244,973	—	244,973	—
Municipals	5,937	—	5,937	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	34,568		34,568	—
Loans held for sale	19,592	—	19,592	—
Mortgage servicing rights	74,387	—	—	74,387
Derivative assets - interest rate lock commitments	186	—	—	186
Derivative assets - interest rate swap	511	—	511	—
Derivative liabilities - forward contracts	27	—	27	—
Derivative liabilities - interest rate swap	511	—	511	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the years ended December 31, 2020 and 2019. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

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

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models having significant inputs of discount rate, prepayment speed, cost of servicing, interest rates, and default rate. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

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

Years Ended December 31, 2020 and 2019

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Mortgage servicing rights
Balance, beginning of period	$74,387	$77,844	$66,079
Additions
Originated and purchased servicing	21,889	7,332	14,113
Subtractions
Paydowns	(7,838)	(5,994)	(4,196)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(5,834)	(4,795)	1,848
Balance, end of period	$82,604	$74,387	$77,844

Available for sale securities - Municipals
Balance, beginning of period	$—	$—	$6,688
Additions
Purchased securities	—	—	—
Subtractions
Paydowns	—	—	(257)
Sales	—	—	(6,431)
Unrealized gains (losses) included in other comprehensive income	—	—	—
Balance, end of period	$—	$—	$—

Derivative Assets - interest rate lock commitments
Balance, beginning of period	$186	$70	$—
Purchases	—	—	—
Changes in fair value	5,945	116	70
Balance, end of period	$6,131	$186	$70

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2020 and 2019:

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
December 31, 2020
Impaired loans (collateral-dependent)	$4,059	$—	$—	$4,059
December 31, 2019
Impaired loans (collateral-dependent)	$1,570	$—	$—	$1,570

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

Years Ended December 31, 2020 and 2019

Collateral-Dependent Impaired Loans, Net of Allowance for Loan Losses

The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Chief Credit Officer’s (CCO) office. Appraisals and evaluations are reviewed for accuracy and consistency by the CCO’s office. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the CCO’s office by comparison to historical results.

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

		Valuation			Weighted
	Fair Value	Technique	Unobservable Inputs	Range	Average
	(In thousands)
At December 31, 2020:
Collateral-dependent impaired loans	$4,059	Market comparable properties	Marketability discount	43%	43%
Mortgage servicing rights - Multi-family	$73,569	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	2% - 43%	4%
Mortgage servicing rights - Single-family	$9,035	Discounted cash flow	Discount rate	11%	11%
			Constant prepayment rate	8% - 35%	16%
Derivative assets - interest rate lock commitments	$6,131	Discounted cash flow	Loan closing rates	55% - 99%	75%

At December 31, 2019:
Collateral-dependent impaired loans	$1,570	Market comparable properties	Marketability discount	37% - 55%	N/A
Mortgage servicing rights	$74,387	Discounted cash flow	Discount rate	8% - 13%	N/A
			Constant prepayment rate	1% - 39%	N/A
Derivative assets - interest rate lock commitments	$186	Discounted cash flow	loan closing rates	73% - 99%	N/A

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2020 and 2019.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Assets	Value	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2020
Financial assets:
Cash and cash equivalents	$179,728	$179,728	$179,728	$—	$—
Securities purchased under agreements to resell	6,580	6,580	—	6,580	—
FHLB stock	70,656	70,656	—	70,656	—
Loans held for sale	3,030,110	3,030,110	—	3,030,110	—
Loans, net	5,507,926	5,484,824	—	—	5,484,824
Interest receivable	21,770	21,770	—	21,770	—
Financial liabilities:
Deposits	7,408,066	7,410,759	7,051,413	359,346	—
Short-term subordinated debt	14,960	14,960	—	14,960	—
FHLB advances	1,221,071	1,221,870	—	1,221,870	—
Federal Reserve discount window/PPPLF advances	112,225	112,225	—	112,225	—
Interest payable	1,476	1,476	—	1,476	—

December 31, 2019
Financial assets:
Cash and cash equivalents	$506,709	$506,709	$506,709	$—	$—
Securities purchased under agreements to resell	6,723	6,723	—	6,723	—
FHLB stock	20,369	20,369	—	20,369	—
Loans held for sale	2,074,197	2,074,197	—	2,074,197	—
Loans, net	3,012,468	2,999,580	—	—	2,999,580
Interest receivable	18,359	18,359	—	18,359	—
Financial liabilities:
Deposits	5,478,075	5,478,682	3,303,736	2,174,946	—
Lines of credit	6,540	6,540	—	6,540	—
Short-term subordinated debt	12,200	12,200	—	12,200	—
FHLB advances	162,699	162,803	—	162,803	—
Interest payable	11,938	11,938	—	11,938	—

Note 23: Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the provision and allowance for loan losses are reflected in the footnotes regarding loans and the allowance for loan losses (Notes 1 and 5). Estimates related to mortgage servicing rights are reflected in the notes on mortgage servicing rights and loan servicing (Notes 1 and 7). Estimates related to fair values are reflected in the footnote regarding fair values (Note 22). Current

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments, credit risk, and contingencies (Note 24). Other significant estimates and concentrations not discussed in those footnotes include:

Mortgage-backed Securities and Secondary Mortgage Market Programs

The Company is involved in government programs for issuing mortgage-backed securities (MBS). The objective of these programs is to facilitate secondary market activities in order to provide funding for the multi-family mortgage market.

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

Major Customer

The Company had no major customers whose business represented more than 10% of revenues during the year ended December 31, 2020, 2019 or 2018.

Note 24: Commitments, Credit Risk, and Contingencies

Financial Instruments

Merchants offers certain financial instruments, including commitments with contracts that contain credit risk for the Company and others that are subject to certain performance criteria and cancellation by the Company. Such commitments were as follows at December 31, 2020 and 2019:

	December 31,
	2020	2019

	(In thousands)
Commitments subject to credit risk:
Commitments to extend credit	$1,395,678	$761,068
Standby letters of credit	50,951	26,944
Warehouse unfunded lines of warehouse credit	26,719	—
Total commitments subject to credit risk	$1,473,348	$788,012

Commitments subject to certain performance criteria and cancellation:
Outstanding commitments to originate loans	$1,827,215	$886,017
Unfunded construction draws	271,746	287,659
Unfunded lines of warehouse credit	970,891	774,424
Total commitments subject to certain performance criteria and cancellation	$3,069,852	$1,948,100

Included in the chart above are the following commitments that are subject to credit risk:

Commitments to extend credit. These are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Standby letters of credit. These instruments are irrevocable, conditional commitments issued by the Company or by another party on behalf of the Company, for a fee, to guarantee the performance of a customer to a third party and

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

they generally have fixed expiration dates or other termination clauses. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers. The Company’s policy for obtaining collateral and/or guarantees and the nature thereof is generally the same as that involved extending commitments to its customers. The Company has not been required to fund nor has it incurred any losses on any standby letter of credit commitment during the years ended December 31, 2020, 2019 or 2018.

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

Unfunded warehouse lines of credit. Through the Mortgage Warehousing segment, the Company has line of credit agreements with its non-depository financial institution customers engaged in mortgage lending. Funds drawn on the lines of credit are used by the borrowers to fund the loans they originate. The customers’ loans must meet certain credit and underwriting criteria before the Company will fund the draw requests on the lines of credit, and the draw requests can be denied by the Company.

Risk-Sharing Arrangements

As a Fannie Mae multifamily lender, Merchants assumes a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that is sold to Fannie Mae. Under this loss sharing agreement, Merchants bears a risk of up to one-third of incurred losses resulting from borrower defaults. Accordingly, Merchants maintained a reserve liability for this risk-sharing obligation of $448,000 at December 31, 2020 and $277,000 at December 31, 2019. There have been no loans in default during the year ended December 31, 2020, 2019 or 2018.

Leases

The Company has several non-cancellable operating leases, primarily for office space, that expire over the next 1-10 years. Rental expense for these leases was $1.2 million, $1.8 million, and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

Future minimum lease payments under operating leases as of December 31, 2020 are as follows:

December 31,
2020
(In thousands)
Due within one year	$1,278
Due in one year to two years	1,276
Due in two years to three years	1,231
Due in three years to four years	1,004
Due in four years to five years	295
Thereafter	1,255
Total minimum lease payments	$6,339

Other

The Company and its subsidiaries can be parties to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the Company’s consolidated financial position or results of operations.

Note 25: Segment Information

The Company’s business segments are defined as Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. The reportable business segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company. The Multi-family Mortgage Banking segment originates and services government sponsored mortgages for multi-family and healthcare facilities. The Mortgage Warehousing segment funds agency eligible residential loans from the date of origination or purchase, until the date of sale in the secondary market, as well as commercial loans to non-depository financial institutions. The Banking segment provides a wide range of financial products and services to consumers and businesses, including retail banking, commercial lending, agricultural lending, retail and correspondent residential mortgage banking, and SBA lending. Other includes general and administrative expenses that provide services to all segments; internal funds transfer pricing offsets resulting from allocations to/from the other segments; certain elimination entries and investments in qualified affordable housing limited partnerships. All operations are domestic.

The tables below present selected business segment financial information for the years ended December 31, 2020, 2019 and 2018.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Year Ended December 31, 2020
Interest income	$1,163	$163,488	$115,304	$2,835	$282,790
Interest expense	—	27,325	35,749	(4,430)	58,644
Net interest income	1,163	136,163	79,555	7,265	224,146
Provision for loan losses	—	1,269	10,569	—	11,838
Net interest income after provision for loan losses	1,163	134,894	68,986	7,265	212,308
Noninterest income	80,690	21,163	29,443	(3,823)	127,473
Noninterest expense	41,386	13,367	26,537	15,134	96,424
Income before income taxes	40,467	142,690	71,892	(11,692)	243,357
Income taxes	11,295	36,361	18,255	(3,087)	62,824
Net income	$29,172	$106,329	$53,637	$(8,605)	$180,533
Total assets	$210,714	$4,893,513	$4,498,880	$42,268	$9,645,375

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

Note 26: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information of the Company as to financial position as of December 31, 2020 and 2019, and results of operations and cash flows for the years ended December 31, 2020, 2019 and 2018:

Condensed Balance Sheets

	December 31,
	2020	2019

	(In thousands)
Assets
Cash and cash equivalents	$2,117	$463
Investment in subsidiaries	823,842	664,878
Other assets	190	2,213
Total assets	$826,149	$667,554
Liabilities
Short-term subordinated debt	$14,960	12,200
Other liabilities	568	1,626
Total liabilities	15,528	13,826
Shareholders’ Equity	810,621	653,728
Total liabilities and shareholders’ equity	$826,149	$667,554

Condensed Statements of Income and Comprehensive Income

	Year Ended
	December 31,
	2020	2019	2018

	(In thousands)
Income
Dividends and return of capital from subsidiaries	29,773	43,903	37,816
Other Income	27	—	195
Total income	29,800	43,903	38,011
Expenses
Interest expense	3,972	3,641	8,055
Salaries and employee benefits	2,726	1,611	1,216
Professional fees	386	335	707
Other	383	423	420
Total expense	7,467	6,010	10,398
Income Before Income Tax and Equity in Undistributed Income of Subsidiaries	22,333	37,893	27,613
Income Tax Benefit	(1,911)	(1,433)	(2,542)
Income Before Equity in Undistributed Income of Subsidiaries	24,244	39,326	30,155
Equity in Undistributed Income of Subsidiaries	156,289	38,003	32,719
Net Income	$180,533	$77,329	$62,874
Comprehensive Income	$180,449	$78,097	$63,813

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

Condensed Statements of Cash Flows

	Year Ended
	December 31,
	2020	2019	2018

	(In thousands)
Operating Activities
Net income	$180,533	$77,329	$62,874
Adjustments to reconcile net income to net cash used in operating activities	(155,442)	(36,567)	(30,522)
Net cash provided by operating activities	25,091	40,762	32,352
Investing Activities
Return of capital from/(contributed capital to) subsidiaries	(2,760)	(173,078)	19,368
Net cash paid for acquisitions	—	—	(27,209)
Proceeds from sale of limited partnership interests	266
Other investing activity	(32)	126	74
Net cash used in investing activities	(2,526)	(172,952)	(7,767)
Financing Activities
Net change in lines of credit and subordinated debt	2,760	(23,382)	(19,418)
Dividends paid	(23,671)	(17,254)	(10,216)
Proceeds from issuance of preferred stock	—	192,915	—
Repurchase of preferred stock	—	(21,850)	—
Net cash provided by (used in) financing activities	(20,911)	130,429	(29,634)
Net Change in Cash and Due From Banks	1,654	(1,761)	(5,049)
Cash and Due From Banks at Beginning of Year	463	2,224	7,273
Cash and Due From Banks at End of Year	$2,117	$463	$2,224
Additional Cash Flows Information:
Redemption of common shares related to sale of limited partnership interests	$(150)	$—	$—

Note 27: Recent Accounting Pronouncements

The Company is an emerging growth company and as such will be subject to the effective dates noted for the private companies if they differ from the effective dates noted for public companies.

FASB ASU 2016-02, Leases

In February 2016, the FASB issued ASU 2016-02, “Leases.” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

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

As an emerging growth company, the amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Because the Company’s status as an emerging growth company will expire as of December 31, 2022, at the latest, this standard will likely be implemented by December 31, 2022. The Company has established a cross-functional committee that has developed a project plan to review modeling data currently available and technology needed to ensure compliance of this standard. The committee has contracted with a vendor that provides both software and advisory services widely used in the banking industry. The software integration with our core systems and data validation is in process. Initial portfolio segmentation has been defined. Methodology selection and parallel testing will occur in 2021. While the Company generally expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, the Company cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial statements. Management continues to recognize that the implementation of this ASU may increase the balance of the allowance for loan losses and is continuing to evaluate the potential impact on the Company’s financial position and results of operations.

FASB ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350).” This ASU simplifies the test for goodwill impairment. Specifically, these amendments eliminate Step 2 from the goodwill impairment test, and also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Management adopted the amended guidance as of December 31, 2020 and it did not have any material effect on the Company’s financial position and results of operations.

FASB ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12. This ASU removes specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intraperiod tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: (1) franchise taxes that are partially based on income; (2) transactions with a government that result in a step up in the tax basis of goodwill; (3) separate financial statements of legal entities that are not subject to tax; and (4) enacted changes in tax laws in interim periods.

As an emerging growth company, the amendments in this update become effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company is

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

currently evaluating the impact of adopting the new guidance but does not expect it to have a material impact on the consolidated financial statements.

FASB ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effects of, the transition away from the LIBOR or other interbank offered rate on financial reporting. To help with the transition to new reference rates, the ASU provides optional expedients and exceptions for applying GAAP to affected contract modifications and hedge accounting relationships. The main provisions include:

●	A change in a contract’s reference interest rate would be accounted for as a continuation of that contract rather than as the creation of a new one for contracts, including loans, debt, leases, and other arrangements, that meet specific criteria.

●	When updating its hedging strategies in response to reference rate reform, an entity would be allowed to preserve its hedge accounting.

Entities may apply this ASU as of the beginning of an interim period that includes the March 12, 2020 issuance date of the ASU, through December 31, 2022.  The Company is in the process of implementing a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company believes the adoption of this guidance on activities subsequent to December 31, 2020 through December 31, 2022 would not have a material impact on the consolidated financial statements.

Note 28: Quarterly Condensed Financial Information (Unaudited)

The following tables present the unaudited quarterly condensed financial information for the years ended December 31, 2020 and 2019:

	2020 Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31

Interest income	$60,417	$68,204	$76,258	$77,911
Interest expense	22,064	16,970	10,936	8,674
Net interest income	38,353	51,234	65,322	69,237
Provision for loan losses	2,998	1,745	2,981	4,114
Net interest income after provision for loan losses	35,355	49,489	62,341	65,123
Noninterest income	19,902	26,188	38,657	42,726
Noninterest expense	22,293	20,282	26,384	27,465
Income before income taxes	32,964	55,395	74,614	80,384
Income taxes	8,381	14,233	19,612	20,598
Net income	24,583	41,162	55,002	59,786
Less: preferred stock dividends	3,618	3,619	3,618	3,618
Net income allocated to common shareholders	$20,965	$37,543	$51,384	$56,168
Per common share data:
Basic earnings per common share	$0.73	$1.31	$1.79	$1.95
Diluted earnings per common share	0.73	1.31	1.79	1.95

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

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

Note 29: Subsequent Events

No material events were noted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Our management assessed our internal control over financial reporting as of December 31, 2020, based in part upon certain assumptions about the likelihood of future events. Based on this assessment, management asserts that we maintained effective internal control over financial reporting as of December 31, 2020 based on the specified criteria.

Changes in Internal Control

There have been no changes made in our internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be in the proxy statement for the 2021 annual meeting of shareholders (the “2021 Proxy Statement”) that will be filed within 120 days after December 31, 2020, which is incorporated by reference.

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

Item 11. Executive Compensation.

The information required by Item 11 will be in the 2021 Proxy Statement, which is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 will be in the 2021 Proxy Statement, which is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be in the 2021 Proxy Statement, which is incorporated by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 will be in the 2021 Proxy Statement, which is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) and (2) Financial Statements and Financial Statement Schedules.

The consolidated financial statements and financial statement schedules required to be filed in this Form 10-K are included in Part II, Item 8.

(a)	(3) Exhibits Required by Item 601 of Regulation S-K.

Exhibit Number	Description
3.1	First Amended and Restated Articles of Incorporation of Merchants Bancorp (incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1, filed on September 25, 2018).
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

3.4	Second Amended and Restated By-laws of Merchants Bancorp (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on November 20, 2018).

4.1	Description of Registered Securities of Merchants Bancorp (incorporated by reference to Exhibit 4.1 of Form 10-K, filed on March 16, 2020).
10.1*

Description of Incentive Plans for Michael F. Petrie, Chairman and CEO of Merchants Bancorp, Michael Dury, CEO of Merchants Capital Corporation, and Michael J. Dunlap, Director, President and Chief Operating Officer of Merchants Bancorp and CEO of Merchants Bank of Indiana. (incorporated by reference Item 5.02 of Form 8-K, filed on January 23, 2020).

10.2*

Description of Incentive Plan for Scott A. Evans, Director of Merchants Bancorp, and President and Co-Chief Operating Officer of Merchants Bank (incorporated by reference to Exhibit 10.2 of Form 10-K, filed on March 16, 2020).

10.3*

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

10.5*

First Amended and Restated Employment Agreement by and between Merchants Capital Corp. and Michael R. Dury dated as of January 1, 2021 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 22, 2021).

10.6*	Merchants Bancorp 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 of the registration statement on Form S-1, filed on September 25, 2017).

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
10.7*

Form of Change of Control Agreement entered into by Merchants Bancorp and each of Michael J. Dunlap, Scott A. Evans, Michael R. Dury, and John F. Macke (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 23, 2020).

21.1	Subsidiaries of Merchants Bancorp.
23.1	Consent of BKD, LLP.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE 104

XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCHANTS BANCORP

By: /s/ Michael F. Petrie
Michael F. Petrie
Chairman and Chief Executive Officer

Date: March 5, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael F. Petrie
Michael F. Petrie	Director (Chairman); Chief Executive Officer (Principal Executive Officer)	March 5, 2021
/s/ John F. Macke
John F. Macke	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2021
/s/ Randall D. Rogers
Randall D. Rogers	Director	March 5, 2021
/s/ Michael J. Dunlap
Michael J. Dunlap	Director	March 5, 2021
/s/ Scott A. Evans
Scott A. Evans	Director	March 5, 2021
/s/ Sue Ann Gilroy
Sue Ann Gilroy	Director	March 5, 2021
/s/ Andrew A. Juster
Andrew A. Juster	Director	March 5, 2021

/s/ Patrick D. O’Brien
Patrick D. O’Brien	Director	March 5, 2021
/s/ Anne E. Sellers
Anne E. Sellers	Director	March 5, 2021
/s/ David N. Shane
David N. Shane	Director	March 5, 2021