Form 10-Q
period 2021-03-31
Merchants Bancorp
filed 2021-05-10
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value	MBIN	NASDAQ
Series A Preferred Stock, without par value Depositary Shares, each representing a 1/40th interest in a share of Series B Preferred Stock, without par value	MBINP MBINO	NASDAQ NASDAQ
Depositary Shares, each representing a 1/40th interest in a share of Series C Preferred Stock, without par value	MBINN	NASDAQ

As of May 3, 2021, the latest practicable date, 28,782,139 shares of the registrant’s common stock, without par value, were issued and outstanding.

Merchants Bancorp

Part I – Financial Information

Item 1. Financial Statements

Merchants Bancorp

Condensed Consolidated Balance Sheets

March 31, 2021 (Unaudited) and December 31, 2020

(In thousands, except share data)

	March 31,	December 31,
	2021	2020
Assets
Cash and due from banks	$12,003	$10,063
Interest-earning demand accounts	257,436	169,665
Cash and cash equivalents	269,439	179,728
Securities purchased under agreements to resell	6,544	6,580
Mortgage loans in process of securitization	432,063	338,733
Available for sale securities	241,691	269,802
Federal Home Loan Bank (FHLB) stock	70,656	70,656
Loans held for sale (includes $57,998 and $40,044, respectively at fair value)	2,749,662	3,070,154
Loans receivable, net of allowance for loan losses of $29,091 and $27,500, respectively	5,710,291	5,507,926
Premises and equipment, net	31,261	29,761
Mortgage servicing rights	96,215	82,604
Interest receivable	22,111	21,770
Goodwill	15,845	15,845
Intangible assets, net	2,136	2,283
Other assets and receivables	57,346	49,533
Total assets	$9,705,260	$9,645,375
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$818,621	$853,648
Interest-bearing	7,244,560	6,554,418
Total deposits	8,063,181	7,408,066
Borrowings	545,160	1,348,256
Deferred and current tax liabilities, net	41,610	20,405
Other liabilities	44,054	58,027
Total liabilities	8,694,005	8,834,754
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 50,000,000 shares
Issued and outstanding - 28,782,139 shares at March 31, 2021 and 28,747,083 shares at December 31, 2020	136,474	135,857
Preferred stock, without par value - 5,000,000 total shares authorized
8% Preferred stock - $1,000 per share liquidation preference
Authorized - 50,000 shares
Issued and outstanding - 41,625 shares	41,581	41,581
7% Series A Preferred stock - $25 per share liquidation preference
Authorized - 3,500,000 shares
Issued and outstanding - 2,081,800 shares	50,221	50,221
6% Series B Preferred stock - $1,000 per share liquidation preference
Authorized - 125,000 shares
Issued and outstanding - 125,000 shares (equivalent to 5,000,000 depositary shares)	120,844	120,844
6% Series C Preferred stock - $1,000 per share liquidation preference
Authorized - 200,000 shares
Issued and outstanding - 150,000 shares at March 31, 2021 (equivalent to 6,000,000 depositary shares)	144,925	—
Retained earnings	516,961	461,744
Accumulated other comprehensive income	249	374
Total shareholders' equity	1,011,255	810,621
Total liabilities and shareholders' equity	$9,705,260	$9,645,375

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Income (Unaudited)

For the Three Months Ended March 31, 2021 and 2020

(In thousands, except share data)

	Three Months Ended
	March 31,
	2021	2020
Interest Income
Loans	$75,517	$53,564
Mortgage loans in process of securitization	3,136	2,796
Investment securities:
Available for sale - taxable	354	1,322
Available for sale - tax exempt	11	37
Federal Home Loan Bank stock	384	239
Other	147	2,459
Total interest income	79,549	60,417
Interest Expense
Deposits	6,100	20,630
Borrowed funds	1,486	1,434
Total interest expense	7,586	22,064
Net Interest Income	71,963	38,353
Provision for loan losses	1,663	2,998
Net Interest Income After Provision for Loan Losses	70,300	35,355
Noninterest Income
Gain on sale of loans	28,620	21,166
Loan servicing fees, net	7,951	(5,824)
Mortgage warehouse fees	4,116	2,746
Other income	3,249	1,814
Total noninterest income	43,936	19,902
Noninterest Expense
Salaries and employee benefits	21,274	14,240
Loan expenses	2,523	1,164
Occupancy and equipment	1,627	1,492
Professional fees	422	569
Deposit insurance expense	671	1,786
Technology expense	937	610
Other expense	2,630	2,432
Total noninterest expense	30,084	22,293
Income Before Income Taxes	84,152	32,964
Provision for income taxes	22,169	8,381
Net Income	$61,983	$24,583
Dividends on preferred stock	(3,757)	(3,618)
Net Income Allocated to Common Shareholders	58,226	20,965
Basic Earnings Per Share	$2.02	$0.73
Diluted Earnings Per Share	$2.02	$0.73
Weighted-Average Shares Outstanding
Basic	28,772,092	28,734,632
Diluted	28,850,414	28,759,412

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three Months Ended March 31, 2021 and 2020

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Net Income	$61,983	$24,583
Other Comprehensive Income (Loss):
Net change in unrealized gains/(losses) on investment securities available for sale, net of tax (expense)/benefits of $43 and $(152), respectively	(125)	468
Other comprehensive income (loss) for the period	(125)	468
Comprehensive Income	$61,858	$25,051

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2021 and 2020

(In thousands, except share data)

	Three Months Ended
	March 31,
	2021		2020
	Shares	Amount	Shares	Amount
Common Stock
Balance beginning of period	28,747,083	$135,857	28,706,438	$135,640
Distribution to employee stock ownership plan	19,433	537	-	-
Shares issued for stock compensation plans, net of taxes withheld to satisfy employee tax obligations	15,623	80	36,046	106
Balance end of period	28,782,139	136,474	28,742,484	135,746

8% Preferred Stock
Balance at beginning and end of period	41,625	41,581	41,625	41,581

7% Series A Preferred Stock
Balance at beginning and end of period	2,081,800	50,221	2,081,800	50,221

6% Series B Preferred Stock
Balance at beginning and end of period	125,000	120,844	125,000	120,844

6% Series C Preferred Stock
Balance beginning of period	-	-	-	-
Issuance of 6% Series C preferred stock, net of $5.1 million in offering expenses	150,000	144,925	-	-
Balance end of period	150,000	144,925	-	-

Retained Earnings
Balance beginning of period		461,744		304,984
Net income		61,983		24,583
Dividends on 8% preferred stock, $80.00 per share, annually		(833)		(833)
Final dividend for redemption of 8% preferred stock, $3.33 per share		(139)		-
Dividends on 7% Series A preferred stock, $1.75 per share, annually		(910)		(910)
Dividends on 6% Series B preferred stock, $60.00 per share, annually		(1,875)		(1,875)
Dividends on common stock, $0.36 per share, annually		(2,590)		(2,298)
Deconsolidation of entities		(419)		-
Balance end of period		516,961		323,651

Accumulated Other Comprehensive Income
Balance beginning of period		374		458
Other comprehensive income (loss)		(125)		468
Balance end of period		249		926

Total shareholders' equity		$1,011,255		$672,969

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2021 and 2020

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Operating activities:
Net income	$61,983	$24,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	504	453
Provision for loan losses	1,663	2,998
Gain on sale of loans	(28,620)	(21,166)
Proceeds from sales of loans	16,974,055	10,866,020
Loans and participations originated and purchased for sale	(16,636,332)	(11,551,090)
Change in mortgage servicing rights for paydowns and fair value adjustments	(3,430)	8,338
Net change in:
Mortgage loans in process of securitization	(93,330)	(195,266)
Other assets and receivables	4,065	(17,686)
Other liabilities	15,644	9,822
Other	(409)	1,379
Net cash provided by (used in) operating activities	295,793	(871,615)
Investing activities:
Net change in securities purchased under agreements to resell	36	38
Purchases of available for sale securities	(3)	(156,666)
Proceeds from calls, maturities and paydowns of available for sale securities	27,917	107,995
Purchases of loans	(137,548)	(32,631)
Net change in loans receivable	(79,162)	(459,617)
Purchase of FHLB stock	—	(25,787)
Purchases of premises and equipment	(2,004)	(594)
Purchase of limited partnership interests and other tax credits	(3,486)	(1,090)
Other investing activities	(464)	—
Net cash (used in) investing activities	(194,714)	(568,352)
Financing activities:
Net change in deposits	653,011	1,244,630
Proceeds from borrowings	17,754,346	5,597,675
Repayment of borrowings	(18,557,442)	(5,334,998)
Proceeds from notes payable	—	450
Proceeds from issuance of preferred stock	144,925	—
Payments of contingent consideration	—	(501)
Dividends	(6,208)	(5,916)
Net cash (used in) provided by financing activities	(11,368)	1,501,340
Net Change in Cash and Cash Equivalents	89,711	61,373
Cash and Cash Equivalents, Beginning of Period	179,728	506,709
Cash and Cash Equivalents, End of Period	$269,439	$568,082
Additional Cash Flows Information:
Interest paid	$6,972	$23,782
Income taxes paid	563	46
Dividends payable	139	—
Deconsolidation of debt fund entities	See Note 1	—

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

The accompanying unaudited condensed consolidated balance sheet of the Company as of December 31, 2020, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of March 31, 2021 and for the three months ended March 31, 2021 and 2020, were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2020 in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of March 31, 2021 and the results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020. All interim amounts have not been audited and the results of operations for the three months ended March 31, 2021, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of and for the period ended March 31, 2021 and 2020 include results from the Company, and its wholly owned subsidiaries, Merchants Bank, and FMBI. Also included are Merchants Bank’s primary operating subsidiaries, MCC and MCS, as well as all direct and indirectly owned subsidiaries owned by Merchants Bancorp.

Additionally, the unaudited condensed consolidated financial statements include consolidated results from certain entities primarily involved in single-family debt financing until January 30, 2021, while the Company was deemed to be a primary beneficiary. A primary beneficiary is defined as, the party that has both the power to direct the activities that most significantly impact the entity, and an interest that could be significant to the entity. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size and form of our involvement with the entity are evaluated. All significant intercompany accounts and transactions have been eliminated in consolidation.

On February 1, 2021, the Company’s debt fund entities were restructured in such a way that its ownership and participation was significantly reduced with the inclusion of additional, unrelated investors and the Company was no longer classified as a primary beneficiary.  Accordingly, results from these entities were no longer consolidated after this date, in accordance with the consolidation guidelines of the Accounting Standards Update of Topic 810. Following the deconsolidation, the carrying value of assets and liabilities of these entities were removed from the consolidated balance sheet, and the continuing investments were recorded at fair value at the date of deconsolidation. The total amount deconsolidated from the balance sheet included net assets of approximately $10 million, consisting primarily of $66.6 million in loans receivable, and $52.7 million in borrowings with Merchants Bank that was previously eliminated in consolidation.  The fair value of its continuing investments was approximately $10 million and has been reported in Other Assets after deconsolidation. The estimated fair value was determined based on third-party evaluations of similar assets in the underlying business. The difference between the fair value of these deconsolidated entities and their

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

carrying value was deemed to be immaterial, resulting in no gain or loss on deconsolidation. The maximum loss exposure that would be absorbed by the Company in the event that these unconsolidated investments were deemed worthless is approximately $10.0 million at March 31, 2021.  These continuing investments after deconsolidation are expected to be classified as variable interest entities, will not be consolidated, and will be accounted for under the equity method of accounting. The Company will analyze whether its entities are the primary beneficiary on an ongoing basis. Changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment.

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

Reclassifications

Certain reclassifications may have been made to the 2020 financial statements to conform to the financial statement presentation as of and for the three months ended March 31, 2021. These reclassifications had no effect on net income.

Note 2:   Securities Available For Sale

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities were as follows:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Available for sale securities:
Treasury notes	$4,025	$17	$—	$4,042
Federal agencies	209,958	29	102	209,885
Municipals	5,933	101	—	6,034
Mortgage-backed - Government-sponsored entity (GSE) - residential	21,464	266	—	21,730
Total available for sale securities	$241,380	$413	$102	$241,691

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Available for sale securities:
Treasury notes	$6,535	$24	$—	$6,559
Federal agencies	234,954	103	17	235,040
Municipals	5,935	90	—	6,025
Mortgage-backed - Government-sponsored entity (GSE) - residential	21,899	279	—	22,178
Total available for sale securities	$269,323	$496	$17	$269,802

The amortized cost and fair value of available for sale securities at March 31, 2021 and December 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Contractual Maturity	(In thousands)
Within one year	$8,077	$8,086	$6,288	$6,302
After one through five years	210,979	210,952	239,770	239,877
After five through ten years	514	549	515	549
After ten years	346	374	851	896
	219,916	219,961	247,424	247,624
Mortgage-backed - Government-sponsored entity (GSE) - residential	21,464	21,730	21,899	22,178
	$241,380	$241,691	$269,323	$269,802

During the three months ended March 31, 2021 and 2020, no securities available for sale were sold.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020:

March 31, 2021
12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

(In thousands)
Available for sale securities:
Federal agencies	$139,857	$102	$—	$—	$139,857	$102

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 3:   Mortgage Loans in Process of Securitization

Mortgage loans in process of securitization are recorded at fair value with changes in fair value recorded in earnings. These include multi-family rental real estate loan originations to be sold as Government National Mortgage Association (“Ginnie Mae”) mortgage backed securities and Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) participation certificates, all of which are pending settlements with firm investor commitments to purchase the securities, typically occurring within 30 days. The fair value increases recorded in earnings for mortgage loans in process of securitization totaled $1.0 million and $2.2 million at March 31, 2021 and 2020, respectively.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Loans receivable at March 31, 2021 and December 31, 2020 include:

	March 31,	December 31,
	2021	2020

	(In thousands)

Mortgage warehouse lines of credit	$1,334,548	$1,605,745
Residential real estate	731,334	678,848
Multi-family and healthcare financing	3,206,633	2,749,020
Commercial and commercial real estate	357,682	387,294
Agricultural production and real estate	96,108	101,268
Consumer and margin loans	13,077	13,251
	5,739,382	5,535,426
Less
Allowance for loan losses	29,091	27,500

Loans Receivable	$5,710,291	$5,507,926

In response to the COVID-19 global pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) established the Paycheck Protection Program (“PPP”) to provide loans for eligible business/not-for-profits. These loans qualify for forgiveness when used for qualifying expenses during the appropriate period. Loans funded through the PPP are fully guaranteed by the U.S. government. Commercial and commercial real estate loans at March 31, 2021 and December 31, 2020 include PPP loans with principal balances of $65.9 million and $60.2 million, respectively, that had not yet been forgiven.

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

Commercial Lending and Commercial Real Estate Loans (CML & CRE): The commercial lending and commercial real estate portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions, as well as loans to commercial customers to finance land and improvements. It also includes loans collateralized by mortgage servicing rights and loan sale proceeds of mortgage warehouse customers. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations. PPP loans and Small Business Administration (“SBA”) loans are included in this category.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical charge-off experience and expected loss from default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by the fair value of the collateral if the loan is collateral dependent, the loan’s obtainable market price, or the present value of expected future cash flows discounted at the loan’s effective interest rate. For impaired loans where the Company utilizes discounted cash flows to determine the level of impairment, the Company includes the entire change in the present value of cash flows as a provision for loan loss.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present, by loan portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2021 and 2020 and the recorded investment in loans and impairment method as of March 31, 2021:

	At or For the Three Months Ended March 31, 2021
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of period	$4,018	$3,334	$14,731	$4,641	$636	$140	$27,500
Provision (credit) for loan losses	(697)	266	2,405	(309)	(4)	2	1,663
Loans charged to the allowance	—	—	—	(68)	—	(6)	(74)
Recoveries of loans previously charged off	—	—	—	—	—	2	2
Balance, end of period	$3,321	$3,600	$17,136	$4,264	$632	$138	$29,091
Ending balance: individually evaluated for impairment	$—	$3	$—	$1,518	$—	$—	$1,521
Ending balance: collectively evaluated for impairment	$3,321	$3,597	$17,136	$2,746	$632	$138	$27,570
Loans
Ending balance	$1,334,548	$731,334	$3,206,633	$357,682	$96,108	$13,077	$5,739,382
Ending balance individually evaluated for impairment	$—	$2,757	$—	$6,042	$180	$6	$8,985
Ending balance collectively evaluated for impairment	$1,334,548	$728,577	$3,206,633	$351,640	$95,928	$13,071	$5,730,397

	For the Three Months Ended March 31, 2020
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of period	$1,913	$2,042	$7,018	$4,173	$523	$173	$15,842
Provision (credit) for loan losses	796	20	676	1,445	38	23	2,998
Loans charged to the allowance	—	—	—	—	—	(1)	(1)
Recoveries of loans previously charged off	—	—	—	44	—	—	44
Balance, end of period	$2,709	$2,062	$7,694	$5,662	$561	$195	$18,883

The following table presents the allowance for loan losses and the recorded investment in loans and impairment method as of December 31, 2020:

	December 31, 2020
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, December 31, 2020	$4,018	$3,334	$14,731	$4,641	$636	$140	$27,500
Ending balance: individually evaluated for impairment	$—	$7	$—	$1,606	$—	$—	$1,613
Ending balance: collectively evaluated for impairment	$4,018	$3,327	$14,731	$3,035	$636	$140	$25,887
Loans
Balance, December 31, 2020	$1,605,745	$678,848	$2,749,020	$387,294	$101,268	$13,251	$5,535,426
Ending balance individually evaluated for impairment	$—	$2,761	$—	$9,591	$2,100	$12	$14,464
Ending balance collectively evaluated for impairment	$1,605,745	$676,087	$2,749,020	$377,703	$99,168	$13,239	$5,520,962

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

Special Mention (Watch) – COVID-19 Deferrals – This is a loan that is sound and collectable but contains potential risk because the borrower has requested to defer payments, typically for 90 days, in response to COVID-related hardships. Interest is still accruing on these loans and they were not more than 30 days late at the time the deferral was granted. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. This category includes only those loans that were not already in the Traditional Special Mention (Watch) or Substandard categories.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)

Special Mention (Watch)	$—	$833	$128,037	$2,403	$3,923	$32	$135,228
Special Mention (Watch) - COVID-19 Deferrals	—	121	186	83	—	—	390
Substandard	—	2,757	—	6,042	180	6	8,985
Acceptable and Above	1,334,548	727,623	3,078,410	349,154	92,005	13,039	5,594,779
Total	$1,334,548	$731,334	$3,206,633	$357,682	$96,108	$13,077	$5,739,382

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2021 and December 31, 2020. There were 9 loans totaling $37.2 million at March 31, 2021 that have been modified in accordance with the CARES Act and therefore not classified as delinquent. These loans have been granted extended dates to make payments and no payments were due as of March 31, 2021.

	March 31, 2021
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$1,334,548	$1,334,548
RES RE	316	76	656	1,048	730,286	731,334
MF RE	—	—	—	—	3,206,633	3,206,633
CML & CRE	1,004	182	1,935	3,121	354,561	357,682
AG & AGRE	415	—	1,955	2,370	93,738	96,108
CON & MAR	35	—	14	49	13,028	13,077
	$1,770	$258	$4,560	$6,588	$5,732,794	$5,739,382

	December 31, 2020
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$1,605,745	$1,605,745
RES RE	364	80	630	1,074	677,774	678,848
MF RE	—	36,760	—	36,760	2,712,260	2,749,020
CML & CRE	608	76	3,582	4,266	383,028	387,294
AG & AGRE	3,769	—	1,934	5,703	95,565	101,268
CON & MAR	7	—	19	26	13,225	13,251
	$4,748	$36,916	$6,165	$47,829	$5,487,597	$5,535,426

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present impaired loans and specific valuation allowance information based on class level as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$2,703	$—	$436	$180	$6	$3,325
Unpaid principal balance	—	2,703	—	436	180	6	3,325
Impaired loans with a specific allowance:
Recorded investment	—	54	—	5,606	—	—	5,660
Unpaid principal balance	—	54	—	5,606	—	—	5,660
Specific allowance	—	3	—	1,518	—	—	1,521
Total impaired loans:
Recorded investment	—	2,757	—	6,042	180	6	8,985
Unpaid principal balance	—	2,757	—	6,042	180	6	8,985
Specific allowance	—	3	—	1,518	—	—	1,521

	December 31, 2020
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$2,704	$—	$3,319	$2,100	$7	$8,130
Unpaid principal balance	—	2,704	—	3,319	2,100	7	8,130
Impaired loans with a specific allowance:	—
Recorded investment	—	57	—	6,272	—	5	6,334
Unpaid principal balance	—	57	—	6,272	—	5	6,334
Specific allowance	—	7	—	1,606	—	—	1,613
Total impaired loans:
Recorded investment	—	2,761	—	9,591	2,100	12	14,464
Unpaid principal balance	—	2,761	—	9,591	2,100	12	14,464
Specific allowance	—	7	—	1,606	—	—	1,613

The following tables present by portfolio class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2021 and 2020:

	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Three Months Ended March 31, 2021
Average recorded investment in impaired loans	$—	$2,761	$—	$8,018	$1,620	$8	$12,407
Interest income recognized	—	10	—	205	—	—	215

Three Months Ended March 31, 2020
Average recorded investment in impaired loans	$231	$3,088	$—	$9,502	$2,043	$20	$14,884
Interest income recognized	—	16	—	131	—	—	147

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at March 31, 2021 and December 31, 2020.

	March 31,		December 31,
	2021		2020
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing

	(In thousands)
RES RE	$583	$40	$578	$69
CML & CRE	1,636	25	2,052	1,240
AG & AGRE	180	2,197	181	2,181
CON & MAR	6	7	12	8

	$2,405	$2,269	$2,823	$3,498

No troubled loans were restructured during the three months ended March 31, 2021 or 2020. No restructured loans defaulted during the three months ended March 31, 2021 or 2020. Loan modifications or forbearances related to the COVID-19 pandemic will generally not be considered TDRs.

The CARES Act included several provisions designed to help financial institutions like the Company in working with their customers. Section 4013 of the CARES Act, as extended, allows a financial institution to elect to suspend generally accepted accounting principles and regulatory determinations with respect to qualifying loan modifications related to COVID-19 that would otherwise be categorized as a TDR until January 1, 2022. The Company has taken advantage of this provision to extend certain payment modifications to loan customers in need. As of March 31, 2021, the Company has $37.2 million of outstanding loans that were modified during 2020 and 2021 under the CARES Act guidance, that remain on modified terms. The Company modified other loans under the guidance that have since returned to normal repayment status as of March 31, 2021.

There were two customers with a combined residential loan balance of $692,000 in the process of foreclosure as of March 31, 2021, and there were no residential loans in process of foreclosure as of March 31, 2020.

Note 5:   Borrowings

The Company joined the American Financial Exchange (“AFX”) in January of 2021. During the three months ended March 31, 2021, the Company utilized unsecured overnight lending arrangements to borrow from other AFX members through extensions of credit. At March 31, 2021, members of the AFX offered a combined borrowing limit of $275.0 million, but availability fluctuates daily. As of March 31, 2021, the outstanding balance was $25.0 million with a rate of 0.06%.  Rates are set daily by participating members and may vary by lending member.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Management believes, as of March 31, 2021 and December 31, 2020, that the Company, Merchants Bank, and FMBI met all the regulatory capital adequacy requirements with CBLR to be classified as well-capitalized, and management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s, Merchants Bank’s, or FMBI’s category.

As of March 31, 2021 and December 31, 2020, the most recent notifications from the Board of Governors of the Federal Reserve System (“Federal Reserve”) categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank and FMBI as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s, Merchants Bank’s, or FMBI’s category.

The Company’s, Merchants Bank’s, and FMBI’s actual capital amounts and ratios are presented in the following tables.

			Minimum Amount
			To Be Well
	Actual		Capitalized(1)
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
March 31, 2021
CBLR (Tier 1) capital(1) (to average assets)
(i.e., CBLR - leverage ratio)
Company	$993,392	10.1%	$839,158	> 8.5%
Merchants Bank	913,718	9.5%	816,735	> 8.5%
FMBI	25,492	9.6%	22,537	> 8.5%
(1)	As defined by regulatory agencies.

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

The following table presents the notional amount and fair value of interest rate locks and forward contracts utilized by the Company at March 31, 2021 and December 31, 2020.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

March 31, 2021	(In thousands)		(In thousands)
Interest rate lock commitments	$201,344	Other assets/liabilities	$467	$1,080
Forward contracts	$212,608	Other assets/liabilities	1,616	21
			$2,083	$1,101

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

December 31, 2020	(In thousands)		(In thousands)
Interest rate lock commitments	$412,043	Other assets/liabilities	$6,131	$—
Forward contracts	$304,024	Other assets/liabilities	—	2,682
			$6,131	$2,682

Fair values of these derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the interest rate lock commitment and the balance sheet date. The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Interest rate lock commitments	$(6,744)	$1,813
Forward contracts (includes pair-off settlements)	8,396	(1,844)
Net derivative gains (loss)	$1,652	$(31)

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

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)		(In thousands)
March 31, 2021	$88,384	Other assets/liabilities	$2,284	$2,284
December 31, 2020	$82,726	Other assets/liabilities	$3,170	$3,170

The gross gains and losses on these derivative assets and liabilities were recorded in Other Noninterest income and Other Noninterest expense in the condensed consolidated statements of income as follows:

	Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Gross swap gains	$886	$2,703
Gross swap losses	(886)	(2,703)
Net swap gains (losses)	$—	$—

The Company pledged $3.9 million in collateral to secure its obligations under swap contracts at March 31, 2021 and December 31, 2020.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2021 and December 31, 2020:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
March 31, 2021
Mortgage loans in process of securitization	$432,063	$—	$432,063	$—
Available for sale securities:
Treasury notes	4,042	4,042	—	—
Federal agencies	209,885	—	209,885	—
Municipals	6,034	—	6,034	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	21,730	—	21,730	—
Loans held for sale	57,998	—	57,998	—
Mortgage servicing rights	96,215	—	—	96,215
Derivative assets - interest rate lock commitments	467	—	—	467
Derivative assets - forward contracts	1,616	—	1,616	—
Derivative assets - interest rate swaps	2,284	—	2,284	—
Derivative liabilities - interest rate lock commitments	1,080	—	—	1,080
Derivative liabilities - forward contracts	21	—	21	—
Derivative liabilities - interest rate swaps	2,284	—	2,284	—

December 31, 2020
Mortgage loans in process of securitization	$338,733	$—	$338,733	$—
Available for sale securities:
Treasury notes	6,559	6,559	—	—
Federal agencies	235,040	—	235,040	—
Municipals	6,025	—	6,025	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	22,178	—	22,178	—
Loans held for sale	40,044	—	40,044	—
Mortgage servicing rights	82,604	—	—	82,604
Derivative assets - interest rate lock commitments	6,131	—	—	6,131
Derivative asset - interest rate swap	3,170	—	3,170	—
Derivative liabilities - forward contracts	2,682	—	2,682	—
Derivative liabilities - interest rate swap	3,170	—	3,170	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2021 and the year ended December 31, 2020. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

The Chief Financial Officer’s (“CFO”) office contracts with a pricing specialist to generate fair value estimates on a quarterly basis. The CFO’s office challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Mortgage servicing rights
Balance, beginning of period	$82,604	$74,387
Additions
Originated and purchased servicing	10,181	3,929
Subtractions
Paydowns	(3,448)	(1,858)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	6,878	(6,480)
Balance, end of period	$96,215	$69,978

Derivative Assets - interest rate lock commitments
Balance, beginning of period	$6,131	$186
Changes in fair value	(5,664)	1,893
Balance, end of period	$467	$2,079

Derivative Liabilities - interest rate lock commitments
Balance, beginning of period	$—	$—
Changes in fair value	1,080	80
Balance, end of period	$1,080	80

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2021 and December 31, 2020.

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
March 31, 2021
Impaired loans (collateral-dependent)	$—	$—	$—	$—
December 31, 2020
Impaired loans (collateral-dependent)	$4,059	$—	$—	$4,059

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Company’s Chief Credit Officer’s (“CCO”) office. Appraisals are reviewed for accuracy and consistency by the CCO’s office. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the CCO’s office by comparison to historical results.

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

		Valuation			Weighted
	Fair Value	Technique	Unobservable Inputs	Range	Average
	(In thousands)
At March 31, 2021:
Collateral-dependent impaired loans	$—	Market comparable properties	Marketability discount	-	-
Mortgage servicing rights - Multi-family	$78,895	Discounted cash flow	Discount rate	8% - 13%	8%
			Constant prepayment rate	1% - 41%	3%
Mortgage servicing rights - Single-family	$17,320	Discounted cash flow	Mortgage yield	10%	10%
			Constant prepayment rate	10% - 11%	10%
Derivative assets - interest rate lock commitments	$467	Discounted cash flow	Loan closing rates	60%-99%	78%
Derivative liabilities - interest rate lock commitments	$1,080	Discounted cash flow	Loan closing rates	60%-99%	78%

At December 31, 2020:
Collateral-dependent impaired loans	$4,059	Market comparable properties	Marketability discount	43%	43%
Mortgage servicing rights - Multi-family	$73,569	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	2% - 43%	4%
Mortgage servicing rights - Single-family	$9,035	Discounted cash flow	Discount rate	11%	11%
			Constant prepayment rate	8% - 35%	16%
Derivative assets - interest rate lock commitments	$6,131	Discounted cash flow	Loan closing rates	55% - 99%	75%

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2021 and December 31, 2020.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Assets	Value	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
March 31, 2021
Financial assets:
Cash and cash equivalents	$269,439	$269,439	$269,439	$—	$—
Securities purchased under agreements to resell	6,544	6,544	—	6,544	—
FHLB stock	70,656	70,656	—	70,656	—
Loans held for sale	2,691,664	2,691,664	—	2,691,664	—
Loans, net	5,710,291	5,663,060	—	—	5,663,060
Interest receivable	22,111	22,111	—	22,111	—
Financial liabilities:
Deposits	8,063,181	8,065,318	7,570,841	494,477	—
Short-term subordinated debt	14,960	14,960	—	14,960	—
FHLB advances	406,027	406,163	—	406,163	—
Other borrowing	124,173	124,173	—	124,173	—
Interest payable	2,090	2,090	—	2,090	—

December 31, 2020
Financial assets:
Cash and cash equivalents	$179,728	$179,728	$179,728	$—	$—
Securities purchased under agreements to resell	6,580	6,580	—	6,580	—
FHLB stock	70,656	70,656	—	70,656	—
Loans held for sale	3,030,110	3,030,110	—	3,030,110	—
Loans, net	5,507,926	5,484,824	—	—	5,484,824
Interest receivable	21,770	21,770	—	21,770	—
Financial liabilities:
Deposits	7,408,066	7,410,759	7,051,413	359,346	—
Short-term subordinated debt	14,960	14,960	—	14,960	—
FHLB advances	1,221,071	1,221,870	—	1,221,870	—
Federal Reserve discount window/PPPLF advances	112,225	112,225	—	112,225	—
Interest payable	1,476	1,476	—	1,476	—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9:   Earnings Per Share

Earnings per share were computed as follows:

	Three Month Periods Ended March 31,
	2021			2020
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$61,983			$24,583
Dividends on preferred stock	(3,757)			(3,618)
Net income allocated to common shareholders	$58,226			$20,965
Basic earnings per share		28,772,092	$2.02		28,734,632	$0.73
Effect of dilutive securities-restricted stock awards		78,322			24,780
Diluted earnings per share		28,850,414	$2.02		28,759,412	$0.73

Note 10:   Share-Based Payment Plans

Equity-based incentive awards are currently issued pursuant to the 2017 Equity Incentive Plan (the “2017 Incentive Plan”). Prior to the adoption of the 2017 Incentive Plan, the equity awards issued historically consisted of restricted stock awards issued pursuant to the Incentive Plan for Merchants Bank Executive Officers (the “Prior Incentive Plan”). As of the effective date of the 2017 Equity Incentive Plan, no further awards will be granted under the Prior Incentive Plan. However, any previously outstanding incentive award granted under the Prior Incentive Plan remains subject to the terms of such plan until the time it is no longer outstanding. During the three months ended March 31, 2021 and March 31, 2020, the Company issued 35,056 and 36,046 shares, respectively, pursuant to these plans.

During 2018, the Compensation Committee of the Board of Directors approved a plan for non-executive directors to receive a portion of their annual retainer fees in the form of shares of common stock equal to $10,000, rounded up to the nearest whole share. There were no shares issued to non-executive directors during the three months ended March 31, 2021 or March 31, 2020. In January 2021, the Board of Directors amended the plan for nonexecutive directors to receive a portion of their annual fees, issued quarterly, in the form of restricted common stock equal to $50,000 per member, rounded up to the nearest whole share, to be effective after the Company’s next annual meeting of shareholders.

Note 11:   Segment Information

The Company’s business segments are defined as Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. The reportable business segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company. The Multi-family Mortgage Banking segment originates and services government sponsored mortgages for multi-family and healthcare facilities. The Mortgage Warehousing segment funds agency eligible residential loans from the date of origination or purchase, until the date of sale in the secondary market, as well as commercial loans to non-depository financial institutions. The Banking segment provides a wide range of financial products and services to consumers and businesses, including retail banking, commercial lending, agricultural lending, retail and correspondent residential mortgage banking, and Small Business Administration (“SBA”) lending. Other includes general and administrative expenses that provide services to all segments, internal funds transfer pricing offsets resulting from allocations to/from the other segments; certain elimination entries and investments in qualified affordable housing limited partnerships. All operations are domestic.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present selected business segment financial information for the three months ended March 31, 2021 and 2020.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Three Months Ended March 31, 2021
Interest income	$207	$38,587	$39,540	$1,215	$79,549
Interest expense	—	1,724	6,439	(577)	7,586
Net interest income	207	36,863	33,101	1,792	71,963
Provision for loan losses	—	(1,084)	2,747	—	1,663
Net interest income after provision for loan losses	207	37,947	30,354	1,792	70,300
Noninterest income	33,234	4,117	7,678	(1,093)	43,936
Noninterest expense	16,444	2,896	7,125	3,619	30,084
Income before income taxes	16,997	39,168	30,907	(2,920)	84,152
Income taxes	5,036	9,985	7,882	(734)	22,169
Net income (loss)	$11,961	$29,183	$23,025	$(2,186)	$61,983
Total assets	$219,954	$4,383,759	$5,010,799	$90,748	$9,705,260

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Three Months Ended March 31, 2020
Interest income	$420	$30,099	$29,230	$668	$60,417
Interest expense	—	12,085	11,807	(1,828)	22,064
Net interest income	420	18,014	17,423	2,496	38,353
Provision for loan losses	—	1,180	1,818	—	2,998
Net interest income after provision for loan losses	420	16,834	15,605	2,496	35,355
Noninterest income	17,364	2,776	683	(921)	19,902
Noninterest expense	10,348	3,019	5,688	3,238	22,293
Income before income taxes	7,436	16,591	10,600	(1,663)	32,964
Income taxes	2,037	4,154	2,650	(460)	8,381
Net income (loss)	$5,399	$12,437	$7,950	$(1,203)	$24,583
Total assets	$180,772	$4,362,423	$3,323,750	41,453	$7,908,398

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

On March 23, 2021, the Company issued 6,000,000 depositary shares, each representing a 1/40th interest in a share of its 6.00% Fixed-to-Floating Rate Series C Non-Cumulative Perpetual Preferred Stock, without par value (the “Series C Preferred Stock”), and with a liquidation preference of $1,000.00 per share (equivalent to $25.00 per depositary share). The aggregate gross offering proceeds for the shares issued by the Company was $150.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $5.1 million paid to third parties, the Company received total net proceeds of $144.9 million. The Series C Preferred Stock have no voting rights with respect to matters that generally require the approval of our common shareholders. Dividends on the Series C Preferred Stock, to the extent declared by the Company’s board, are payable quarterly. The Company may redeem the Series C Preferred Stock, in whole or in part, at our option, on any dividend payment date on or after April 1, 2026, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

Private Placement Offerings of Preferred Stock

The Company previously issued a total of 41,625 shares of 8% Non-Cumulative, Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000.00 per share (8% Preferred Stock”) in private placement offerings. The Company was able to redeem this Preferred Stock, in whole or in part, at our option, on any dividend payment date on or after December 31, 2020, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

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

On April 15, 2021, all 41,625 shares of the Company’s 8% preferred stock were redeemed for $41.6 million, plus unpaid dividends of $139,000. On May 6, 2021 these 8% preferred shareholders participated in a private offering to replace their redeemed shares with the Company’s 6% Series C preferred stock. Accordingly, 46,181 shares (1,847,233 depositary shares) of the Company’s 6% Series C preferred stock were issued at a price of $25 per depositary share. The total capital raised from the private offering was $46.1 million, net of $50,000 in expenses.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As an emerging growth company, the amendments in this update become effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance but does not expect it to have a material impact on the consolidated financial statements.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 14:   Subsequent Events

On April 15, 2021, all 41,625 shares of the Company’s 8% preferred stock were redeemed for $41.6 million, plus unpaid dividends of $139,000. On May 6, 2021 these 8% preferred shareholders participated in a private offering to replace their redeemed shares with the Company’s 6% Series C preferred stock. Accordingly, 46,181 shares (1,847,233 depositary shares) of the Company’s 6% Series C preferred stock were issued at a price of $25 per depositary share. The total capital raised from the private offering was $46.1 million, net of $50,000 in expenses.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 or “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q or the following:

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

Merchants Bancorp

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at March 31, 2021 and results of operations for the three months ended March 31, 2021 and 2020, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this Form 10-Q.

The words “the Company,” “we,” “our,” and “us” refer to Merchants Bancorp and its consolidated subsidiaries, unless we indicate otherwise.

Financial Highlights for the Three Months Ended March 31, 2021

●	Net income of $62.0 million increased 152% compared to the three months ended March 31, 2020.
●	Diluted earnings per share of $2.02 increased 177% compared to the three months ended March 31, 2020.
●	The $37.4 million, or 152%, increase in net income compared to the three months ended March 31, 2020 was primarily driven by a $33.6 million, or 88%, increase in net interest income that reflected significant growth in multi-family and mortgage warehouse loans, and a $13.8 million increase in loan servicing fees associated with a positive fair market value adjustment to mortgage serving rights.
●	Results reflected a $6.9 million positive fair market value adjustment to mortgage servicing rights compared to a $6.5 million negative adjustment in the three months ended March 31, 2020.
●	Partially offsetting the increases in net income was a $7.8 million, or 35%, increase in noninterest expenses, primarily due to an increase in salaries and employee benefits to support higher loan production volumes. However, the efficiency ratio was 26.0% compared to 38.3% for the three months ended March 31, 2020.
●	The interest rate spread of 2.93% increased 74 basis points compared to 2.19% for the three months ended March 31, 2020. The net interest margin of 2.99% increased 59 basis points compared to 2.40% for the three months ended March 31, 2020. The increase reflected higher loan volume and lower funding costs that outpaced the lower interest rates on loans.
●	Total assets of $9.7 billion increased $1.8 billion, or 23%, compared to March 31, 2020, driven primarily by growth in loans receivable due to higher loan volume generated in multi-family business.
●	Return on average assets was 2.49% compared to 1.49% for the three months ended March 31, 2020.
●	Credit quality remained strong, as nonperforming loans (nonaccrual and accruing loans greater or equal to 90 days past due) decreased to 0.08% of loans receivable at March 31, 2021, compared to 0.11% at December 31, 2020 and 0.19% at March 31, 2020.
●	There was a 26% increase in warehouse loan volume compared to the three months ended March 31, 2020, which was lower than the industry volume increase of 94%, according to the Mortgage Bankers Association. This volume growth reflected the strength of our lending platform, which was partially offset by our efforts to actively manage asset levels, while remaining well capitalized.
●	The volume of loans originated and acquired for sale in the secondary market through our multi-family business decreased by $91.2 million, to $719.4 million, compared to $810.6 million for the three months ended March 31, 2020, primarily driven by one unusually large loan in the amount of $337.5 million reported for the three months ended March 31, 2020.

Merchants Bancorp

●	The Company completed a successful offering of its 6% Series C preferred stock on March 23, 2021, raising $144.9 million, net of $5.1 million in offering costs.
●	On April 15, 2021, all 41,625 shares of the Company’s 8% preferred stock were redeemed for $41.6 million, plus unpaid dividends of $139,000. On May 6, 2021 these 8% preferred shareholders participated in a private offering to replace their redeemed shares with the Company’s 6% Series C preferred stock. Accordingly, 46,181 shares (1,847,233 depositary shares) of the Company’s 6% Series C preferred stock were issued at a price of $25 per depositary share. The total capital raised from the private offering was $46.1 million, net of $50,000 in expenses.

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

The estimates and judgments that management believes have the most effect on its reported financial position and results of operations are set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since those reported for the year ended December 31, 2020.

Financial Condition

As of March 31, 2021, we had approximately $9.7 billion in total assets, $8.1 billion in deposits, and $1.0 billion in total shareholders’ equity. Total assets as of March 31, 2021 included approximately $269.4 million of cash and cash equivalents, $2.7 billion of loans held for sale and $5.7 billion of loans held for investment. It also includes $432.1 million of mortgage loans in the process of securitization that represent pre-sold multi-family rental real estate loan

Merchants Bancorp

originations in primarily Government National Mortgage Association (“GNMA”) mortgage backed securities pending settlements that typically occur within 30 days. There are $241.7 million of available for sale securities that are match funded with related custodial deposits. There are restrictions on the types of securities, as these are funded by certain custodial deposits where we set the cost of deposits based on the yield of the related securities. Mortgage servicing rights were $96.2 million at March 31, 2021 based on the fair value of the loan servicing, which are primarily GNMA servicing rights with 10-year call protection.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Total Assets.   Total assets increased $59.9 million, to $9.7 billion at March 31, 2021 from $9.6 billion at December 31, 2020. The increase was due primarily to increases in net loans receivable of $202.4, mortgage loans in process of securitization of $93.3 million, cash and cash equivalents of $89.7 million, mortgage servicing rights of $13.6 million and was partially offset by a decrease in loans held for sale of $320.5.

While we do not expect to continue the same asset growth rate we experienced in 2020 and do expect to continue to meet the eligibility of and utilize community bank leverage ratio (“CBLR”), including any applicable grace period (as discussed under the caption Liquidity and Capital Resources below), we may take advantage of market conditions that could present opportunities for continued growth, even if such opportunities result in us exceeding $10 billion in assets.

Cash and Cash Equivalents.  Cash and cash equivalents increased $89.7 million, or 50%, to $269.4 million at March 31, 2021 from $179.7 million at December 31, 2020. The 50% increase reflected cash levels consistent with strategies to manage cash and borrowings most cost-effectively for our increased funding activities.

Mortgage Loans in Process of Securitization.  Mortgage loans in process of securitization increased $93.4 million, or 28%, to $432.1 million at March 31, 2021, from $338.7 million at December 31, 2020. These represent loans that our banking subsidiary, Merchants Bank, has funded and are held pending settlement, primarily as GNMA mortgage-backed securities with a firm investor commitment to purchase the securities. The 28% increase was primarily due to an increase in the volume of loans that had not yet settled with government agencies.

Securities Available for Sale.   Securities available for sale decreased $28.1 million, or 10%, to $241.7 million at March 31, 2021 from $269.8 million at December 31, 2020. The decrease in securities available for sale was primarily due to maturities, sales, and repayments of securities totaling $27.9 million during the period. We invest in available for sale securities primarily using funds from escrow deposits held at Merchants Bank, received in connection with our multi-family mortgage servicing activities. The available for sale securities are funded by, and paired with as to interest rates, escrow custodial deposits held at the Company on loans serviced by us. This portfolio of securities is structured to achieve a favorable interest rate spread.

Loans Held for Sale.   Loans held for sale, comprised primarily of single-family residential real estate loan participations that meet Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), or GNMA eligibility, decreased $320.5 million, or 10%, to $2.7 billion at March 31, 2021 from $3.1 billion at December 31, 2020. The decrease in loans held for sale was due primarily to a decrease in warehouse and warehouse participations, as we actively managed asset levels, while remaining well capitalized.

Loans Receivable, Net.   Loans receivable, net, which are comprised of loans held for investment, increased $202.4 million, or 4%, to $5.7 billion at March 31, 2021 compared to December 31, 2020. The increase in net loans was comprised primarily of:

●	an increase of $457.6 million, or 17%, in multi-family and healthcare financing loans, to $3.2 billion at March 31, 2021, partially offset by

Merchants Bancorp

●	a decrease of $271.2 million, or 17%, in mortgage warehouse lines of credit, to $1.3 billion at March 31, 2021.

The increase in multi-family and healthcare financing was due to higher origination volume for construction, bridge and other loans generated through our Multi-family segment that will remain on our balance sheet until they convert to permanent financing or are otherwise paid off over an average of one to three years.

The decrease in mortgage warehouse lines of credit was primarily due to a decrease in volume, consistent with industry trends. There was a 30% decrease in warehouse loan volume compared to the three months ended December 31, 2020, which compared to the industry volume decrease of 13%, according to the Mortgage Bankers Association. This decline in volume reflected our efforts to actively manage asset levels, while remaining well capitalized.

As of March 31, 2021, approximately 94% of the total net loans at Merchants Bank reprice within three months.

Allowance for Loan Losses. The allowance for loan losses of $29.1 million at March 31, 2021 increased $1.6 million compared to December 31, 2020, and increased $10.2 million compared to March 31, 2020, primarily reflecting increases associated with loan growth and uncertainties surrounding the COVID-19 pandemic. Approximately 91% of the $10.2 million compared to March 31, 2020, was related to loan growth and portfolio mix, while an additional provision associated with the COVID-19 pandemic represented approximately $0.6 million, or 6%, of the increase.

We have minimal direct exposure to consumer, commercial, and other small businesses that may be negatively impacted by COVID-19, but continues to assist customers facing financial setbacks. As of March 31, 2021, the Company had only 9 loans remaining in payment deferral arrangements, with unpaid balances of $37.2 million compared to $0.9 million at December 31, 2020, with the increase reflecting one multi-family loan for which full repayment is expected and is fully collateralized.

Also influencing the overall level of the allowance for loan losses is our differentiated strategy to typically hold loans with shorter durations and to maintain strict underwriting standards that enable us to sell the majority of our loans to government agencies.

Goodwill.   Goodwill of $15.8 million at March 31, 2021 remained unchanged compared to December 31, 2020. At this time, we do not believe there exists any impairment to goodwill or intangible assets.

Mortgage Servicing Rights.   Mortgage servicing rights increased $13.6 million, or 16%, to $96.2 million at March 31, 2021 compared to December 31, 2020. During the three months ended March 31, 2021, originated and purchased servicing of $10.2 million was offset by paydowns of $3.4 million and a fair value increase of $6.9 million. This positive fair market value adjustment reflected $4.7 million for single-family mortgages and $2.1 million for multi-family mortgages during the three months ended March 31, 2021. Mortgage servicing rights are recognized in connection with sales of loans when we retain servicing of the sold loans, as well as upon purchases of loan servicing portfolios. The mortgage servicing rights are recorded and carried at fair value. The fair value increase recorded during the three months ended March 31, 2021 was driven by higher loan balances of mortgages serviced and higher interest rates that impacted fair market value adjustments. The value of mortgage servicing rights generally increases in rising interest rate environments and declines in falling interest rate environments.

Deposits.   Deposits increased $655.1 million, or 9%, to $8.1 billion at March 31, 2021 from $7.4 billion at December 31, 2020. The increase was primarily due to growth in savings and traditional demand accounts. Savings deposits increased $314.5 million, or 16%, to $2.3 billion at March 31, 2021, while demand deposits increased $204.9 million, or 4%, to $5.3 billion at March 31, 2021.

We have decreased our use of brokered deposits by $315.6 million, or 27%, to $858.2 million at March 31, 2021 from $1.2 billion at December 31, 2020. Brokered deposits represented 11% of total deposits at March 31, 2021, compared to 16% of total deposits at December 31, 2020.

Merchants Bancorp

●	Brokered demand deposit accounts decreased by $295.0 million, or 36%, to $525.1 million at March 31, 2021 compared to December 31, 2020.
●	Brokered certificates of deposit accounts decreased $16.1 million, or 55%, to $13.0 million at March 31, 2021 compared to December 31, 2020.
●	Brokered savings deposits decreased $4.4 million, or 1%, to $320.0 million at March 31, 2021 compared to December 31, 2020.

Although our brokered deposits are short-term in nature, they may be more rate sensitive compared to other sources of funding. In the future, those depositors may not replace their brokered deposits with us as they mature, or we may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or other sources of funds. Not being able to maintain or replace those deposits as they mature would adversely affect our liquidity. Additionally, if Merchants Bank does not maintain its well-capitalized position, it may not accept or renew any brokered deposits without a waiver granted by the Federal Deposit Insurance Corporation (“FDIC”).

Compared to December 31, 2020, interest-bearing deposits increased $690.1 million, or 11%, to $7.2 billion at March 31, 2021, and noninterest-bearing deposits decreased $35.0 million, to $818.6 million at March 31, 2021.

Borrowings.   Borrowings totaled $545.2 million at March 31, 2021, a decrease of $803.1 million, or 60%, from December 31, 2020. Depending on rates and timing, borrowing can be a more effective liquidity management alternative than utilizing brokered certificates of deposits. The Company utilizes FHLB, the Federal Reserve’s discount window, the Paycheck Protection Program Liquidity Facility (“PPPLF”) and the American Financial Exchange (“AFX”), which is contributing to lower interest expense.

We also increased our unused and available borrowing capacity based on available collateral. As of March 31, 2021, we had $3.7 billion in unused lines of credit, compared to $2.6 billion at December 31, 2020. While the amounts available fluctuate daily, we also had an additional $250.0 million of borrowing capacity through our membership in the AFX as of March 31, 2021.

Total Shareholders’ Equity.   Total shareholders’ equity increased $200.6 million, or 25%, to $1.0 billion at March 31, 2021 compared to December 31, 2020. The increase resulted primarily from a Series C 6% preferred stock offering on March 23, 2021, raising $144.9 million in new capital, net of $5.1 million in offering costs.

Asset Quality

The Company believes it has minimal direct exposure on loans to consumer, commercial and other small businesses that may be negatively impacted by COVID-19. As of March 31, 2021, we had only 9 loans remaining in payment deferral arrangements, with unpaid balances of $37.2 million. This increased compared to $0.9 million at December 31, 2020 was due to one multi-family loan for which full repayment is expected and is fully collateralized. Management has also assisted small businesses that could benefit from the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, particularly in the SBA’s Paycheck Protection Program (“PPP”). As of March 31, 2021, we had principal balances of $65.9 million in loans to small businesses under this program, compared to $60.2 million at December 31, 2020.

Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $4.7 million, or 0.08%, of loans receivable at March 31, 2021, compared to $6.3 million, or 0.11%, of total loans at December 31, 2020 and $6.6 million, or 0.19%, at March 31, 2020.

As a percentage of nonperforming loans, the allowance for loan losses was 622.4% at March 31, 2021 compared to 435.1% at December 31, 2020 and 288.0% at March 31, 2020. The changes compared to both periods were primarily due to the changes in the nonperforming loans.

Merchants Bancorp

Total loans greater than 30 days past due were $6.6 million at March 31, 2021, $47.8 million at December 31, 2020, and $9.5 million at March 31, 2020.

Traditional Special Mention (Watch) loans were $135.2 million at March 31, 2021, compared to $152.9 million at December 31, 2020 and $48.3 million at March 31, 2020. The increase compared to March 31, 2020 reflected certain multi-family projects that have experienced cost over-runs funded by the borrower and lower than projected rent collections and occupancy levels, all of which have contributed to lower than projected cash flow of the projects. An additional category of Special Mention (Watch) loans was added as of June 30, 2020, and as of March 31, 2021 included $390,000 in arrangements related to COVID-19 deferral plans that were not already included in the traditional Special Mention or Substandard categories. Classified (substandard, doubtful and loss) loans were $9.0 million at March 31, 2021, $14.5 million at December 31, 2020 and $14.1 million at March 31, 2020.

During the three months ended March 31, 2021 there were $74,000 of charge-offs and $2,000 of recoveries, compared to $1,000 of charge-offs and $44,000 of recoveries for the three months ended March 31, 2020.

Comparison of Operating Results for the Three Months Ended March 31, 2021 and 2020

General.   Net income for the three months ended March 31, 2021 was $62.0 million, an increase of $37.4 million, or 152%, from net income of $24.6 million for the three months ended March 31, 2020. The increase was due to a $33.6 million, or 88%, increase in net interest income that reflected significant growth in multi-family and mortgage warehouse loans, a $13.8 million increase in loan servicing fees that were primarily associated with a positive fair market value adjustment to mortgage servicing rights, and a $7.5 million, or 35%, increase in gain on sale of loans.

Partially offsetting the increases to net income was a $13.8 million increase in the provision for income taxes due to a 155% increase in pre-tax income, as well as a $7.0 million, or 49%, increase in salaries and employee benefits to support higher loan production volumes.

Net Interest Income.    Net interest income increased $33.6 million, or 88%, to $72.0 million for the three months ended March 31, 2021, compared with the three months ended March 31, 2020. The increase was due to significantly higher loan growth and higher net interest margin. The interest rate spread of 2.93% for the three months ended March 31, 2021 increased 74 basis points compared to 2.19% for the three months ended March 31, 2020.

Our net interest margin increased 59 basis points, to 2.99%, for the three months ended March 31, 2021 from 2.40% for the three months ended March 31, 2020. The increase in net interest margin reflected higher loan volume and lower funding costs that outpaced the lower interest rates on loans.

Interest Income.   Interest income increased $19.1 million, or 32%, to $79.5 million for the three months ended March 31, 2021, compared with the three months ended March 31, 2020. This increase was primarily attributable to significant loan growth that was partially offset by lower rates.

The average balance of loans, including loans held for sale, during the three months ended March 31, 2021 increased $3.4 billion, or 67%, to $8.4 billion compared to the three months ended March 31, 2020, while the average yield on loans decreased 64 basis points, to 3.66%, for the three months ended March 31, 2021, compared to 4.30% for the three months ended March 31, 2020. The increase in average balances of loans and loans held for sale was primarily due to significant increases in multi-family volume. The decrease in the average yield on loans reflected higher loan volume and lower overall interest rates in the economy period to period.

The average balance of mortgage loans in process of securitization increased $150.5 million, or 43%, to $500.2 million for the three months ended March 31, 2021, compared to $349.7 million for the three months ended March 31, 2020, while the average yield decreased 68 basis points to 2.54% for the three months ended March 31, 2021.

Merchants Bancorp

The average balance of interest-earning deposits and other decreased $166.9 million, or 21%, to $610.9 million for the three months ended March 31, 2021 from $777.8 million for the three months ended March 31, 2020, while the average yield decreased 105 basis points, to 0.35%, for the three months ended March 31, 2021.

Interest Expense.   Total interest expense decreased $14.5 million, or 66%, to $7.6 million for the three months ended March 31, 2021, compared with the three months ended March 31, 2020.

Interest expense on deposits decreased $14.5 million, or 70%, to $6.1 million for the three months ended March 31, 2021 from the three months ended March 31, 2020. The decrease was primarily due to significant decreases in balances and rates of brokered certificates of deposits, as well as higher balances of custodial interest-bearing checking accounts with warehouse customers that are tied to short-term LIBOR rates, which declined significantly. The average balance of certificates of deposits of $416.4 million for the three months ended March 31, 2021 decreased $1.5 billion, or 79%, compared to the three months ended March 31, 2020. The average yield of certificates of deposits was 1.09% for the three months ended March 31, 2021, which was a 77 basis point decrease compared to 1.86% for the three months ended March 31, 2020. The average balance of interest-bearing deposits of $4.8 billion for the three months ended March 31, 2021 increased $2.7 billion, or 133%, compared to the three months ended March 31, 2020. The average yield of interest-bearing deposits was 0.10% for the three months ended March 31, 2021, which was a 124 basis point decrease compared to 1.34% for the three months ended March 31, 2020.

Interest expense on borrowings increased 4%, to $1.5 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was due primarily to a $521.6 million, or 180%, increase in the average balance of borrowings outstanding for the three months ended March 31, 2021 that was partially offset by a 125 basis point decrease in the average cost of borrowings to 0.74%, compared to 1.99% for the three months ended March 31, 2020. The higher average balances for the three months ended March 31, 2021 reflected an increase in borrowing from the FHLB, the Federal Reserve discount window, PPPLF, and the AFX at lower rates. Also included in borrowings, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 0.37% and 0.96%, to an effective rate of 0.74% and 1.99% for the three months ended March 31, 2021 and 2020, respectively.

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

Merchants Bancorp

	Three Months Ended March 31,
	2021			2020
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-bearing deposits, and other	$610,884	$531	0.35%	$777,820	$2,698	1.40%
Securities available for sale - taxable	267,428	354	0.54%	293,964	1,322	1.81%
Securities available for sale - tax exempt	1,366	11	3.27%	5,305	37	2.81%
Mortgage loans in process of securitization	500,234	3,136	2.54%	349,746	2,796	3.22%
Loans and loans held for sale	8,379,227	75,517	3.66%	5,012,324	53,564	4.30%
Total interest-earning assets	9,759,139	79,549	3.31%	6,439,159	60,417	3.77%
Allowance for loan losses	(28,308)			(15,841)
Noninterest-earning assets	222,080			181,076
Total assets	$9,952,911			$6,604,394

Liabilities/Equity:
Interest-bearing checking	$4,806,665	$1,210	0.10%	$2,064,967	$6,891	1.34%
Savings deposits	192,196	37	0.08%	163,154	58	0.14%
Money market	2,065,218	3,738	0.73%	1,143,249	4,575	1.61%
Certificates of deposit	416,426	1,115	1.09%	1,964,622	9,106	1.86%
Total interest-bearing deposits	7,480,505	6,100	0.33%	5,335,992	20,630	1.55%
Borrowings	810,856	1,486	0.74%	289,263	1,434	1.99%
Total interest-bearing liabilities	8,291,361	7,586	0.37%	5,625,255	22,064	1.58%
Noninterest-bearing deposits	740,807			235,020
Noninterest-bearing liabilities	67,843			74,950
Total liabilities	9,100,011			5,935,225
Equity	852,900			669,169
Total liabilities and equity	$9,952,911			$6,604,394
Net interest income		$71,963			$38,353
Interest rate spread			2.93%			2.19%
Net interest-earning assets	$1,467,778			$813,904
Net interest margin			2.99%			2.40%
Average interest-earning assets to average interest-bearing liabilities			117.70%			114.47%

Provision for Loan Losses.   We recorded a provision for loan losses of $1.7 million for the three months ended March 31, 2021, a decrease of $1.3 million, over the three months ended March 31, 2020. The allowance for loan losses was $29.1 million, or 0.51% of total loans, at March 31, 2021, compared to $27.5 million, or 0.50% of total loans, at December 31, 2020, and $18.9 million, or 0.54%, at March 31, 2020. The increases in the allowance for loan losses compared to both prior periods reflected increases associated with loan growth and uncertainties surrounding COVID-19. Additional details are provided in the Allowance for Loan Losses portion of the Comparison of Financial Condition at March 31, 2021 and December 31, 2020. While it is too early to know the full extent of potential future losses associated with the impact of COVID-19, the Company continues to monitor the situation and may need to adjust future expectations as developments occur.

Noninterest Income.   Noninterest income increased $24.0 million, or 121%, to $43.9 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was primarily due to a $13.8 million, or 237%, increase in loan servicing fees that included a $6.9 million positive fair market value adjustment to mortgage servicing rights for the three months ended March 31, 2021, compared to a $6.5 million negative adjustment to fair value of mortgage servicing rights for the three months ended March 31, 2020.

Merchants Bancorp

Also contributing to the increase in noninterest income was a $7.5 million, or 35%, increase in gain on sale of loans, to $28.6 million, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily from an increase in volume from multi-family mortgage loans.

A summary of the gain on sale of loans for the three months ended March 31, 2021 and 2020 is below:

	Gain on Sale of Loans
	Three Months Ended
	March 31,	March 31,
	2021	2020

	(in thousands)
Loan Type
Multi-family	$22,836	$18,852
Single-family	4,213	2,074
Small Business Association (SBA)	1,571	240
Total	$28,620	$21,166

Noninterest Expense.   Noninterest expense increased $7.8 million, or 35%, to $30.1 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was due primarily to a $7.0 million, or 49% increase in salaries and employee benefits to support higher loan production volumes. Also contributing to the increase was a $1.4 million, or 117%, increase in loan expenses. The efficiency ratio was at 26.0% in the three months ended March 31, 2021, compared with 38.3% in the three months ended March 31, 2020.

Income Taxes.   Income tax expense increased $13.8 million, or 165%, to $22.2 million for the three months ended March 31, 2021 from the three months ended March 31, 2020. The increase was due primarily to a 155% increase in pretax income period to period. The effective tax rate was 26.3% for the three months ended March 31, 2021 and 25.4% for the three months ended March 31, 2020.

Our Segments

We operate in three primary segments: Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. We believe that Merchants Bank’s subsidiary, Merchants Capital Corp. (“MCC”), which operates in our Multi-Family Mortgage Banking segment, is one of the largest FHA lenders and GNMA servicers in the country based on aggregate loan principal value. As of March 31, 2021, MCC also had a $17.9 billion servicing portfolio for banks and investors, including $3.9 billion serviced for Merchants Bank. The servicing portfolio is primarily GNMA loans and is a significant source of our noninterest income and deposits.

Our Mortgage Warehousing segment funds agency eligible loans for non-depository financial institutions from the date of origination or purchase until the date of sale to an investor, which typically takes less than 30 days and is a significant source of our net interest income, loans, and deposits. Mortgage Warehousing has grown to fund over $20 billion of loan principal annually since 2015 and exceeded $111 billion in 2020. Mortgage Warehousing also provides commercial loans and collects deposits related to the mortgage escrow accounts of its customers.

The Banking segment includes retail banking, commercial lending, agricultural lending, retail and correspondent residential mortgage banking, PPP and SBA lending. Banking operates primarily in Indiana and Illinois, except for correspondent mortgage banking which, like Multi-family Mortgage Banking and Mortgage Warehousing, is a national business. The Banking segment has a well-diversified customer and borrower base and has experienced significant growth over the past three years.

Merchants Bancorp

Our segments diversify the net income of Merchants Bank and provide synergies across the segments. The strategic opportunities include that MCC loans are funded by the Merchant Banking segment and the Banking segment provides GNMA custodial services to MCC. The securities available for sale funded by MCC custodial deposits, as well as loans generated by Merchants Bank, are pledged to the FHLB to provide advance capacity during periods of high residential loan volume for mortgage warehousing. Mortgage Warehousing provides leads to correspondent residential lending in the banking segment. Retail and commercial customers provide cross selling opportunities within the banking segment. These and other synergies form a part of our strategic plan.

For the three months ended March 31, 2021 and 2020, we had total net income of $62.0 million and $24.6 million, respectively. Net income for our three segments for the respective periods was as follows:

	For the Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Multi-family Mortgage Banking	$11,961	$5,399
Mortgage Warehousing	29,183	12,437
Banking	23,025	7,950
Other	(2,186)	(1,203)

Total	$61,983	$24,583

Multi-family Mortgage Banking.   The Multi-family Mortgage Banking segment reported net income of $12.0 million for the three months ended March 31, 2021, an increase of $6.6 million, or 122%, from net income of $5.4 million reported for the three months ended March 31, 2020. The growth was primarily due to higher noninterest income from a $6.8 million increase in gain on sale of loans and a $9.3 million increase in loan servicing fees that reflected a positive fair market value adjustment of $2.1 million on multi-family mortgage servicing rights for the three months ended March 31, 2021, compared to a negative fair market value adjustment of $6.5 million for the three months ended March 31, 2020.

Partially offsetting the increase in gain on sale of loans and loan servicing fees was a $6.1 million increase in noninterest expenses, primarily due to an increase in salaries and employee benefits to support higher loan production volumes, in addition to a $3.0 million increase in the provision for income taxes associated with a 129% higher pre-tax income compared to the three months ended March 31, 2020.

Mortgage Warehousing.   The Mortgage Warehousing segment reported net income for the three months ended March 31, 2021 of $29.2 million, an increase of $16.7 million, or 135%, over the three months ended March 31, 2020. The higher net income was primarily due to a $21.1 million, or 125%, increase in net interest income after provision for loan losses, associated with higher loan volume. There was a 26% increase in warehouse loan volume of $21.1 billion compared to $16.8 billion for the three months ended March 31, 2020, which was lower than the industry volume increase of 94%, according to the Mortgage Bankers Association. This volume growth reflected the strength of our lending platform, which was partially offset by our efforts to actively manage asset levels, while remaining well capitalized. Also contributing to the increase in net income for the three months ended March 2021 compared to the prior year period was a $1.3 million, or 48%, increase in noninterest income that was offset by a $5.8 million increase in the provision for income taxes associated with a 136% higher pre-tax income.

Banking.   The Banking segment reported net income of $23.0 million for the three months ended March 31, 2021, an increase of $15.1 million, or 190%, over the three months ended March 31, 2020. The increase in net income was primarily due to $15.7 million higher net interest income and $4.9 million higher loan servicing fees that reflected a positive fair market value adjustment of $4.7 million on single-family mortgage servicing rights for the three months ended March 31, 2021 compared to an immaterial fair market value adjustment for the three months ended March 31, 2020.

Merchants Bancorp

Partially offsetting the increase in net interest income and loan servicing fees was a $5.2 million increase in the provision for income taxes associated with a 192% higher pre-tax income compared to the three months ended March 31, 2020.

Liquidity and Capital Resources

Liquidity.

Our primary sources of funds are business and consumer deposits, escrow and custodial deposits, brokered deposits, borrowings, principal and interest payments on loans, and proceeds from sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash, short-term investments, including interest-bearing demand deposits, mortgage loans in process of securitization, and loans held for sale. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $295.8 million and $(871.6) million for the three months ended March 31, 2021 and 2020, respectively. Net cash (used in) investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $(194.7) million and $(568.4) million for the three months ended March 31, 2021 and 2020, respectively. Net cash (used in) provided by financing activities, which is comprised primarily of net change in deposits, borrowings and preferred stock offerings was $(11.4) million and $1.5 billion for the three months ended March 31, 2021 and 2020, respectively.

At March 31, 2021, we had $1.6 billion in outstanding commitments to extend credit that are subject to credit risk and $3.1 billion outstanding commitments subject to certain performance criteria and cancellation by the Company, including loans pending closing, unfunded construction draws, and unfunded lines of warehouse credit. We anticipate that we will have sufficient funds available to meet our current loan origination commitments.

Within our role as a multi-family mortgage servicer for other banks and investors, we may be obligated to remit principal and interest payments to investors on certain loans regardless of the borrower’s ability to make payments, which could become more likely as a result of the COVID-19 pandemic. If there are situations where a borrower is granted a forbearance, the Company believes it has sufficient liquidity to cover these required advances. We have not received any requests for forbearance in our multi-family portfolio that is serviced for others as of March 31, 2021 but remain confident in our ability to fund potential advances we may be required to make as a result of the COVID-19 pandemic.

Certificates of deposit that are scheduled to mature in less than one year from March 31, 2021 totaled $349.7 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances, the Federal Reserve discount window, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

At March 31, 2021, based on available collateral, we had $3.7 billion in unused lines of credit with the FHLB, the Federal Reserve discount window. While the amounts available fluctuate daily, we also had an additional $250.0 million of borrowing capacity through our membership in the AFX as of March 31, 2021. This liquidity enhances the ability to effectively manage interest expense and asset levels in the future. The Company began utilizing the PPPLF and the Federal Reserve discount window during 2020, and AFX during the three months ended March 31, 2021.

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

Shareholders’ Equity. Shareholders’ equity was $1.0 billion as of March 31, 2021, compared to $810.6 million as of December 31, 2020. The $200.6 million increase resulted primarily from a 6% Series C preferred stock offering on March 23, 2021, raising $144.9 million in new capital, net of $5.1 million in offering costs.

7% Series A Preferred Stock. In March 2019 the Company issued 2,000,000 shares of 7.00% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, without par value, and with a liquidation preference of $25.00 per share (“Series A Preferred Stock”). The Company received net proceeds of $48.3 million after underwriting discounts, commissions and direct offering expenses. In April 2019, the Company issued an additional 81,800 shares of Series A Preferred Stock to the underwriters related to their exercise of an option to purchase additional shares under the associated underwriting agreement, resulting in an addition $2.0 million in net proceeds, after underwriting discounts.

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

6% Series B Preferred Stock. In August 2019 the Company issued 5,000,000 depositary shares, each representing a 1/40th interest in a share of its 6.00% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, without par value, and with a liquidation preference of $1,000.00 per share (equivalent to $25.00 per depositary share)(“Series B Preferred Stock”). After deducting underwriting discounts, commissions, and direct offering expenses, the Company received total net proceeds of $120.8 million.

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

On April 15, 2021, all 41,625 shares of the Company’s 8% preferred stock were redeemed for $41.6 million, plus unpaid dividends of $139,000.

6% Series C Preferred Stock. On March 23, 2021, the Company issued 6,000,000 depositary shares, each representing a 1/40th interest in a share of its 6.00% Fixed Rate Series C Non-Cumulative Perpetual Preferred Stock, without par value (the “Series C Preferred Stock”), and with a liquidation preference of $1,000.00 per share (equivalent to $25.00 per depositary share). The aggregate gross offering proceeds for the shares issued by the Company was $150.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $5.1 million paid to third parties, the Company received total net proceeds of $144.9 million.

On May 6, 2021, our 8% preferred shareholders participated in a private offering to replace their redeemed 8% preferred shares with the Company’s 6% Series C preferred stock. Accordingly, 46,181 shares (1,847,233 depositary shares) of the Company’s 6% Series C preferred stock were issued at a price of $25 per depositary share. The total capital raised from the private offering was $46.1 million, net of $50,000 in expenses.

Dividends on the Series C Preferred Stock, to the extent declared by the Company’s board, are payable quarterly. The Company may redeem the Series C Preferred Stock, in whole or in part, at our option, on any dividend payment date on or after April 1, 2026, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

Common Shares/Dividends. As of March 31, 2021, the Company had 28,782,139 common shares issued and outstanding. In February 2021, the Board declared quarterly dividends at an annual rate of $0.36 per share.

Capital Adequacy.

The following tables present the Company’s capital ratios at March 31, 2021 and December 31, 2020:

			Minimum Amount
			To Be Well
	Actual		Capitalized(1)
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
March 31, 2021
CBLR (Tier 1) capital(1) (to average assets)
(i.e., CBLR - leverage ratio)
Company	$993,392	10.1%	$839,158	> 8.5%
Merchants Bank	913,718	9.5%	816,735	> 8.5%
FMBI	25,492	9.6%	22,537	> 8.5%
(1)	As defined by regulatory agencies.

Merchants Bancorp

			Minimum Amount
			To Be Well
	Actual		Capitalized(1)
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2020
CBLR (Tier 1) capital(1) (to average assets)
(i.e., CBLR - leverage ratio)
Company	$792,456	8.6%	$738,019	> 8%
Merchants Bank	781,221	8.7%	718,120	> 8%
FMBI	24,456	9.8%	19,979	> 8%
(1)	As defined by regulatory agencies.

On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new CBLR, which became effective on January 1, 2020. The intent of CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions and depository institution holding companies, as directed under the Economic Growth, Regulatory Relief, and Consumer Protection Act. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds a 9% threshold, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. Eligibility criteria to utilize CBLR includes the following:

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

Management believes, as of March 31, 2021 and December 31, 2020, that the Company, Merchants Bank, and FMBI met all the regulatory capital adequacy requirements with CBLR to be classified as well-capitalized, and management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s, Merchants Bank’s, or FMBI’s category.

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

The following table presents NII at Risk for Merchants Bank as of March 31, 2021 and December 31, 2020.

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
March 31, 2021:
Dollar change	$9,596	$5,922	$23,659	$59,848
Percent change	3.7%	2.3%	9.1%	23.1%

December 31, 2020:
Dollar change	$(11,899)	$(10,651)	$21,027	$50,305
Percent change	(4.5)%	(4.0)%	8.0%	19.1%

Our interest rate risk management policy limits the change in our net interest income to 20% for a +/-100 basis point move in interest rates, and 30% for a +/-200 basis point move in rates. At March 31, 2021 we estimated that we are within policy limits set by our board of directors for the -200, -100, +100, and +200 basis point scenarios.

Merchants Bancorp

The EVE results for Merchants Bank included in the following table reflect the analysis used quarterly by management. It models immediate -200, -100, +100 and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
March 31, 2021:
Dollar change	$3,095	$28,290	$(29,092)	$(34,580)
Percent change	0.3%	3.2%	(3.2)%	(3.9)%

December 31, 2020:
Dollar change	$100,236	$113,045	$(20,958)	$(27,259)
Percent change	12.8%	14.4%	(2.7)%	(3.5)%

Our interest rate risk management policy limits the change in our EVE to 15% for a +/-100 basis point move in interest rates, and 20% for a +/-200 basis point move in rates. We are within policy limits set by our board of directors for the -200, -100, +100 and +200 basis point scenarios. The EVE reported at March 31, 2021 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective.

(b)        Changes in internal control.

There have been no changes in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Merchants Bancorp

Part II

Other Information

ITEM 1.      Legal Proceedings

None.

ITEM 1A.   Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

3.4

Articles of Amendment to the First Amended and Restated Articles of Incorporation dated March 23, 2021 designating the 6.00% Fixed-to-Floating Rate Series C Non-Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.4 of the registration statement on Form 8-A filed on March 23, 2021).

3.5	Second Amended and Restated By-Laws of Merchants Bancorp (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on November 20, 2018).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE 104

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

Merchants Bancorp

Date:	May 10, 2021	By:	/s/ Michael F. Petrie
Michael F. Petrie
Chairman & Chief Executive Officer

Date:	May 10, 2021	By:	/s/ John F. Macke
John F. Macke Chief Financial & Accounting Officer
(Principal Financial Officer)