Form 10-Q
period 2021-06-30
Merchants Bancorp
filed 2021-08-09
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 2, 2021, the latest practicable date, 28,783,599 shares of the registrant’s common stock, without par value, were issued and outstanding.

Merchants Bancorp

Part I – Financial Information

Item 1. Financial Statements

Merchants Bancorp

Condensed Consolidated Balance Sheets

June 30, 2021 (Unaudited) and December 31, 2020

(In thousands, except share data)

	June 30,	December 31,
	2021	2020
Assets
Cash and due from banks	$13,745	$10,063
Interest-earning demand accounts	388,304	169,665
Cash and cash equivalents	402,049	179,728
Securities purchased under agreements to resell	6,507	6,580
Mortgage loans in process of securitization	461,914	338,733
Available for sale securities	315,260	269,802
Federal Home Loan Bank (FHLB) stock	70,767	70,656
Loans held for sale (includes $26,623 and $40,044, respectively at fair value)	2,955,390	3,070,154
Loans receivable, net of allowance for loan losses of $28,696 and $27,500, respectively	5,444,227	5,507,926
Premises and equipment, net	31,384	29,761
Mortgage servicing rights	98,331	82,604
Interest receivable	22,068	21,770
Goodwill	15,845	15,845
Intangible assets, net	1,990	2,283
Other assets and receivables	55,800	49,533
Total assets	$9,881,532	$9,645,375
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$814,567	$853,648
Interest-bearing	7,225,011	6,554,418
Total deposits	8,039,578	7,408,066
Borrowings	701,373	1,348,256
Deferred and current tax liabilities, net	18,819	20,405
Other liabilities	62,698	58,027
Total liabilities	8,822,468	8,834,754
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 50,000,000 shares
Issued and outstanding - 28,783,599 shares at June 30, 2021 and 28,747,083 shares at December 31, 2020	136,836	135,857
Preferred stock, without par value - 5,000,000 total shares authorized
8% Preferred stock - $1,000 per share liquidation preference
Authorized - 50,000 shares
Issued and outstanding - 0 shares at June 30, 2021 and 41,625 shares at December 31, 2020	—	41,581
7% Series A Preferred stock - $25 per share liquidation preference
Authorized - 3,500,000 shares
Issued and outstanding - 2,081,800 shares	50,221	50,221
6% Series B Preferred stock - $1,000 per share liquidation preference
Authorized - 125,000 shares
Issued and outstanding - 125,000 shares (equivalent to 5,000,000 depositary shares)	120,844	120,844
6% Series C Preferred stock - $1,000 per share liquidation preference
Authorized - 250,000 shares
Issued and outstanding - 196,181 shares at June 30, 2021 (equivalent to 7,847,233 depositary shares)	191,084	—
Retained earnings	560,083	461,744
Accumulated other comprehensive income	(4)	374
Total shareholders' equity	1,059,064	810,621
Total liabilities and shareholders' equity	$9,881,532	$9,645,375

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Income (Unaudited)

For the Three and Six Months Ended June 30, 2021 and 2020

(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest Income
Loans	$68,276	$63,979	$143,793	$117,543
Mortgage loans in process of securitization	2,724	2,534	5,860	5,330
Investment securities:
Available for sale - taxable	833	972	1,187	2,294
Available for sale - tax exempt	9	38	20	75
Federal Home Loan Bank stock	392	447	776	686
Other	204	234	351	2,693
Total interest income	72,438	68,204	151,987	128,621
Interest Expense
Deposits	6,683	15,398	12,783	36,028
Borrowed funds	1,348	1,572	2,834	3,006
Total interest expense	8,031	16,970	15,617	39,034
Net Interest Income	64,407	51,234	136,370	89,587
Provision (credit) for loan losses	(315)	1,745	1,348	4,743
Net Interest Income After Provision for Loan Losses	64,722	49,489	135,022	84,844
Noninterest Income
Gain on sale of loans	25,122	17,084	53,742	38,250
Loan servicing fees, net	1,727	1,597	9,678	(4,227)
Mortgage warehouse fees	3,079	5,475	7,195	8,221
Other income	2,927	2,032	6,176	3,846
Total noninterest income	32,855	26,188	76,791	46,090
Noninterest Expense
Salaries and employee benefits	18,869	11,828	40,143	26,068
Loan expenses	1,921	2,039	4,444	3,203
Occupancy and equipment	1,808	1,383	3,435	2,875
Professional fees	779	726	1,201	1,295
Deposit insurance expense	651	1,851	1,322	3,637
Technology expense	971	716	1,908	1,326
Other expense	3,184	1,739	5,814	4,171
Total noninterest expense	28,183	20,282	58,267	42,575
Income Before Income Taxes	69,394	55,395	153,546	88,359
Provision for income taxes	17,977	14,233	40,146	22,614
Net Income	$51,417	$41,162	$113,400	$65,745
Dividends on preferred stock	(5,659)	(3,619)	(9,416)	(7,237)
Net Income Allocated to Common Shareholders	45,758	37,543	103,984	58,508
Basic Earnings Per Share	$1.59	$1.31	$3.61	$2.04
Diluted Earnings Per Share	$1.58	$1.31	$3.60	$2.03
Weighted-Average Shares Outstanding
Basic	28,782,813	28,743,894	28,777,482	28,739,263
Diluted	28,874,325	28,762,349	28,862,399	28,760,880

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three and Six Months Ended June 30, 2021 and 2020

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income	$51,417	$41,162	$113,400	$65,745
Other Comprehensive Income (Loss):
Net change in unrealized gains/(losses) on investment securities available for sale, net of tax (expense)/benefits of $87, $83, $130 and $(69), respectively	(253)	(218)	(378)	250
Other comprehensive income (loss) for the period	(253)	(218)	(378)	250
Comprehensive Income	$51,164	$40,944	$113,022	$65,995

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three and Six Months Ended June 30, 2021 and 2020

(In thousands, except share data)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021		2020		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance beginning of period	28,782,139	$136,474	28,742,484	$135,746	28,747,083	$135,857	28,706,438	$135,640
Distribution to employee stock ownership plan	-	-	-	-	19,433	537	-	-
Shares issued for stock compensation plans, net of taxes withheld to satisfy employee tax obligations	1,460	362	3,130	203	17,083	442	39,176	309
Balance end of period	28,783,599	136,836	28,745,614	135,949	28,783,599	136,836	28,745,614	135,949

8% Preferred Stock
Balance beginning of period	41,625	41,581	41,625	41,581	41,625	41,581	41,625	41,581
Redemption of 8% preferred stock	(41,625)	(41,581)	-	-	(41,625)	(41,581)	-	-
Balance end of period	-	-	41,625	41,581	-	-	41,625	41,581

7% Series A Preferred Stock
Balance at beginning and end of period	2,081,800	50,221	2,081,800	50,221	2,081,800	50,221	2,081,800	50,221

6% Series B Preferred Stock
Balance at beginning and end of period	125,000	120,844	125,000	120,844	125,000	120,844	125,000	120,844

6% Series C Preferred Stock
Balance beginning of period	150,000	144,925	-	-	-	-	-	-
Issuance of 6% Series C preferred stock, net of $5.1 million in offering expenses	-	1	-	-	150,000	144,926	-	-
Private issuance of 6% Series C preferred stock, net of $23 in offering expenses	46,181	46,158	-	-	46,181	46,158	-	-
Balance end of period	196,181	191,084	-	-	196,181	191,084	-	-

Retained Earnings
Balance beginning of period		516,961		323,651		461,744		304,984
Net income		51,417		41,162		113,400		65,745
Dividends on 8% preferred stock, $80.00 per share, annually		-		(833)		(833)		(1,666)
Final dividend for redemption of 8% preferred stock, $3.33 per share		-		-		(139)		-
Dividends on 7% Series A preferred stock, $1.75 per share, annually		(911)		(911)		(1,821)		(1,821)
Dividends on 6% Series B preferred stock, $60.00 per share, annually		(1,875)		(1,875)		(3,750)		(3,750)
Dividends on 6% Series C preferred stock, $60.00 per share, annually		(2,873)		-		(2,873)		-
Dividends on common stock, $0.36 per share, annually in 2021 and $0.32 per share, annually in 2020		(2,591)		(2,299)		(5,181)		(4,597)
Deconsolidation of entities		-		-		(419)		-
Redemption of 8% preferred stock		(45)		-		(45)		-
Balance end of period		560,083		358,895		560,083		358,895

Accumulated Other Comprehensive Income
Balance beginning of period		249		926		374		458
Other comprehensive income (loss)		(253)		(218)		(378)		250
Balance end of period		(4)		708		(4)		708

Total shareholders' equity		$1,059,064		$708,198		$1,059,064		$708,198

See notes to condensed consolidated financial statements

Merchants Bancorp

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2021 and 2020

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Operating activities:
Net income	$113,400	$65,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,061	915
Provision for loan losses	1,348	4,743
Gain on sale of loans	(53,742)	(38,250)
Proceeds from sales of loans	30,088,479	33,261,044
Loans and participations originated and purchased for sale	(29,764,386)	(35,013,737)
Change in mortgage servicing rights for paydowns and fair value adjustments	543	9,442
Net change in:
Mortgage loans in process of securitization	(123,181)	(248,897)
Other assets and receivables	(4,072)	(17,371)
Other liabilities	12,071	3,208
Other	(906)	2,228
Net cash provided by (used in) operating activities	270,615	(1,970,930)
Investing activities:
Net change in securities purchased under agreements to resell	73	72
Purchases of available for sale securities	(130,204)	(360,029)
Proceeds from the sale of available for sale securities	34,469	—
Proceeds from calls, maturities and paydowns of available for sale securities	49,444	390,328
Purchases of loans	(250,678)	(104,971)
Net change in loans receivable	(126,810)	(1,020,199)
Proceeds from sale of loans receivable	262,086	—
Purchase of FHLB stock	(111)	(32,855)
Proceeds from sale of mortgage servicing rights	438	—
Purchases of premises and equipment	(2,686)	(1,036)
Cash (paid) received in deconsolidation of subsidiary	(464)	—
Purchase of limited partnership interests and other tax credits	(1,603)	(1,314)
Other investing activities	366	(480)
Net cash (used in) investing activities	(165,680)	(1,130,484)
Financing activities:
Net change in deposits	629,407	1,430,553
Proceeds from borrowings	20,406,224	11,275,355
Repayment of borrowings	(21,053,107)	(9,698,441)
Proceeds from notes payable	—	2,760
Proceeds from issuance of preferred stock	191,084	—
Redemption of preferred stock	(41,625)	—
Payments of contingent consideration	—	(501)
Dividends	(14,597)	(11,834)
Net cash provided by financing activities	117,386	2,997,892
Net Change in Cash and Cash Equivalents	222,321	(103,522)
Cash and Cash Equivalents, Beginning of Period	179,728	506,709
Cash and Cash Equivalents, End of Period	$402,049	$403,187
Additional Cash Flows Information:
Interest paid	$14,622	$44,840
Income taxes paid	41,667	17,632
Transfer of loans from loans receivable to loans held for sale	166,688	—
Deconsolidation of debt fund entities	See Note 1	—

See notes to condensed consolidated financial statements.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Merchants Bancorp, a registered bank holding company (the “Company”) and its wholly owned subsidiaries, Merchants Bank of Indiana (“Merchants Bank”) and Farmers-Merchants Bank of Illinois (“FMBI”). Merchants Bank’s primary operating subsidiaries include Merchants Capital Corp. (‘MCC”) and Merchants Capital Servicing, LLC (“MCS”). All direct and indirectly owned subsidiaries owned by Merchants Bancorp are collectively referred to as the “Company”.

The accompanying unaudited condensed consolidated balance sheet of the Company as of December 31, 2020, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020, were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2020 in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of June 30, 2021 and the results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. All interim amounts have not been audited and the results of operations for the three and six months ended June 30, 2021, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of and for the period ended June 30, 2021 and 2020 include results from the Company, and its wholly owned subsidiaries, Merchants Bank, and FMBI. Also included are Merchants Bank’s primary operating subsidiaries, MCC and MCS, as well as all 100% directly and indirectly owned subsidiaries owned by Merchants Bancorp.

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

On February 1, 2021, the Company’s debt fund entities were restructured in such a way that its ownership and participation was significantly reduced with the inclusion of additional, unrelated investors and the Company was no longer classified as a primary beneficiary.  Accordingly, results from these entities were no longer consolidated after this date, in accordance with the consolidation guidelines of the Accounting Standards Update of Topic 810. Following the deconsolidation, the carrying value of assets and liabilities of these entities were removed from the consolidated balance sheet, and the continuing investments were recorded at fair value at the date of deconsolidation. The total amount deconsolidated from the balance sheet included net assets of approximately $10 million, consisting primarily of $66.6 million in loans receivable, and $52.7 million in borrowings with Merchants Bank that was previously eliminated in consolidation.  The fair value of its continuing investments was approximately $10 million and has been reported in Other Assets after deconsolidation. The estimated fair value was determined based on third-party evaluations of similar assets in the underlying business. The difference between the fair value of these deconsolidated entities and their

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

carrying value was deemed to be immaterial, resulting in no gain or loss on deconsolidation. The maximum loss exposure that would be absorbed by the Company in the event that these unconsolidated investments were deemed worthless is approximately $10.0 million at June 30, 2021.  These continuing investments after deconsolidation are classified as variable interest entities, will not be consolidated, and are accounted for under the equity method of accounting. The Company will analyze whether its entities are the primary beneficiary on an ongoing basis. Changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment.

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

Reclassifications

Certain reclassifications may have been made to the 2020 financial statements to conform to the financial statement presentation as of and for the three and six months ended June 30, 2021. These reclassifications had no effect on net income.

Note 2:   Securities Available For Sale

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities were as follows:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Available for sale securities:
Treasury notes	$5,013	$10	$3	$5,020
Federal agencies	254,962	13	412	254,563
Municipals	5,931	107	—	6,038
Mortgage-backed - Government-sponsored entity (GSE) - residential	49,383	256	—	49,639
Total available for sale securities	$315,289	$386	$415	$315,260

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

Mortgage-backed securities in the table above for June 30, 2021 include securities purchased from Freddie Mac following the loan sale and securitization arrangement with Freddie Mac described in Note 4: Loans and Allowance for Loan Losses. These securities were valued at $28.4 million as of June 30, 2021.

The amortized cost and fair value of available for sale securities at June 30, 2021 and December 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Contractual Maturity	(In thousands)
Within one year	$7,066	$7,069	$6,288	$6,302
After one through five years	257,982	257,620	239,770	239,877
After five through ten years	513	553	515	549
After ten years	345	379	851	896
	265,906	265,621	247,424	247,624
Mortgage-backed - Government-sponsored entity (GSE) - residential	49,383	49,639	21,899	22,178
	$315,289	$315,260	$269,323	$269,802

During the three and six months ended June 30, 2021 proceeds from sales of $34.5 million securities available for sale were sold, and no gain or loss was recognized. During the three and six months ended June 30 2020, no securities available for sale were sold.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020:

	June 30, 2021
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Available for sale securities:
Treasury notes	$1,996	$3	$—	$—	$1,996	$3
Federal agencies	179,553	412	—	—	179,553	412
	$181,549	$415	$—	$—	$181,549	$415

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

Note 3:   Mortgage Loans in Process of Securitization

Mortgage loans in process of securitization are recorded at fair value with changes in fair value recorded in earnings. These include multi-family rental real estate loan originations to be sold as Government National Mortgage Association (“Ginnie Mae”) mortgage backed securities and Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) participation certificates, all of which are pending settlement with firm investor commitments to purchase the securities, typically occurring within 30 days. The fair value increases recorded in earnings for mortgage loans in process of securitization totaled $7.0 million and $3.6 million at June 30, 2021 and 2020, respectively.

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

Loan Sale and Freddie Mac Q Series Securitization

On May 7, 2021, the Company entered into an arrangement through a third-party trust and Freddie Mac, by which a $262.0 million portfolio of multi-family loans were sold to the trust and ultimately securitized through Freddie Mac and sold to investors. The Company purchased two of the securities for a total of $28.7 million. The transfer of these loans was accounted for as a sale for financial reporting purposes, in accordance with ASC 860, and a $676,000 net loss on sale was recognized, which included the impact of establishing a risk share allowance and mortgage servicing rights associated with this transaction.

Beyond holding the two securities, the Company’s ongoing involvement in this transaction is limited to customary obligations of loan sales, including any material breach in representation.  In connection with the securitization and purchase of one of the securities, Merchants maintains a first loss position in the underlying loan portfolio not to exceed 10% of the unpaid principal amount of the loans comprising the securitization pool at settlement, or approximately $26.2 million.  Therefore, a reserve of $1.4 million for estimated losses was established with respect to the first loss obligation at May 7, 2021, which is included in other liabilities on the consolidated balance sheets.  These estimated losses are consistent with the amount in allowance for loan losses that was released when the loans were sold. If the Company sells one of the securities, this first loss obligation would be eliminated.

As part of the securitization transaction, Merchants released all mortgage servicing obligations and rights to Freddie Mac who was designated as the Master Servicer. As Master Servicer, Freddie Mac appointed the Company with sub-servicing obligations, which include obligations to collect and remit payments of principal and interest, manage payments of taxes and insurance, and otherwise administer the underlying loans. Accordingly, the company recognized a mortgage servicing asset of $730,000 on the sale date.

 Loan Portfolio Summary

Loans receivable at June 30, 2021 and December 31, 2020 include:

	June 30,	December 31,
	2021	2020

	(In thousands)

Mortgage warehouse lines of credit	$1,177,940	$1,605,745
Residential real estate	806,325	678,848
Multi-family and healthcare financing	2,970,770	2,749,020
Commercial and commercial real estate	409,710	387,294
Agricultural production and real estate	92,786	101,268
Consumer and margin loans	15,392	13,251
	5,472,923	5,535,426
Less
Allowance for loan losses	28,696	27,500

Loans Receivable	$5,444,227	$5,507,926

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In response to the COVID-19 global pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) established the Paycheck Protection Program (“PPP”) to provide loans for eligible business/not-for-profits. These loans qualify for forgiveness when used for qualifying expenses during the appropriate period. Loans funded through the PPP are fully guaranteed by the U.S. government. Commercial and commercial real estate loans at June 30, 2021 and December 31, 2020 include PPP loans with principal balances of $53.6 million and $60.2 million, respectively, that had not yet been forgiven.

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

Commercial Lending and Commercial Real Estate Loans (CML & CRE): The commercial lending and commercial real estate portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions, as well as loans to commercial customers to finance land and improvements. It also includes loans collateralized by mortgage servicing rights and loan sale proceeds of mortgage warehouse customers. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations. PPP loans and Small Business Association (“SBA”) loans are included in this category.

Agricultural Production and Real Estate Loans (AG & AGRE): Agricultural production loans are generally comprised of seasonal operating lines of credit to grain farmers to plant and harvest corn and soybeans and term loans to fund the purchase of equipment. The Company also offers long term financing to purchase agricultural real estate.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following tables present, by loan portfolio segment, the activity in the allowance for loan losses for the three and six months ended June 30, 2021 and 2020 and the recorded investment in loans and impairment method as of June 30, 2021:

	At or For the Three Months Ended June 30, 2021
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of period	$3,321	$3,600	$17,136	$4,264	$632	$138	$29,091
Provision (credit) for loan losses	(386)	371	(1,354)	1,059	(21)	16	(315)
Loans charged to the allowance	—	(2)	—	(84)	—	—	(86)
Recoveries of loans previously charged off	—	—	—	—	—	6	6
Balance, end of period	$2,935	$3,969	$15,782	$5,239	$611	$160	$28,696
Ending balance: individually evaluated for impairment	$—	$—	$—	$1,852	$—	$—	$1,852
Ending balance: collectively evaluated for impairment	$2,935	$3,969	$15,782	$3,387	$611	$160	$26,844
Loans
Ending balance	$1,177,940	$806,325	$2,970,770	$409,710	$92,786	$15,392	$5,472,923
Ending balance individually evaluated for impairment	$—	$629	$—	$6,592	$158	$6	$7,385
Ending balance collectively evaluated for impairment	$1,177,940	$805,696	$2,970,770	$403,118	$92,628	$15,386	$5,465,538

	For the Three Months Ended June 30, 2020
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of period	$2,709	$2,062	$7,694	$5,662	$561	$195	$18,883
Provision (credit) for loan losses	494	248	2,184	(1,188)	49	(42)	1,745
Loans charged to the allowance	—	—	—	(131)	—	—	(131)
Balance, end of period	$3,203	$2,310	$9,878	$4,343	$610	$153	$20,497

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Six Months Ended June 30, 2021
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of period	$4,018	$3,334	$14,731	$4,641	$636	$140	$27,500
Provision for loan losses	(1,083)	637	1,051	750	(25)	18	1,348
Loans charged to the allowance	—	(2)	—	(152)	—	(6)	(160)
Recoveries of loans previously charged off	—	—	—	—	—	8	8
Balance, end of period	$2,935	$3,969	$15,782	$5,239	$611	$160	$28,696

	For the Six Months Ended June 30, 2020
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of period	$1,913	$2,042	$7,018	$4,173	$523	$173	$15,842
Provision (credit) for loan losses	1,290	268	2,860	257	87	(19)	4,743
Loans charged to the allowance	—	—	—	(131)	—	(1)	(132)
Recoveries of loans previously charged off	—	—	—	44	—	—	44
Balance, end of period	$3,203	$2,310	$9,878	$4,343	$610	$153	$20,497

The following table presents the allowance for loan losses and the recorded investment in loans and impairment method as of December 31, 2020:

	December 31, 2020
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, December 31, 2020	$4,018	$3,334	$14,731	$4,641	$636	$140	$27,500
Ending balance: individually evaluated for impairment	$—	$7	$—	$1,606	$—	$—	$1,613
Ending balance: collectively evaluated for impairment	$4,018	$3,327	$14,731	$3,035	$636	$140	$25,887
Loans
Balance, December 31, 2020	$1,605,745	$678,848	$2,749,020	$387,294	$101,268	$13,251	$5,535,426
Ending balance individually evaluated for impairment	$—	$2,761	$—	$9,591	$2,100	$12	$14,464
Ending balance collectively evaluated for impairment	$1,605,745	$676,087	$2,749,020	$377,703	$99,168	$13,239	$5,520,962

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)

Special Mention (Watch)	$—	$821	$143,906	$2,342	$1,932	$5	$149,006
Special Mention (Watch) - COVID-19 Deferrals	—	25	185	—	—	—	210
Substandard	—	629	—	6,592	158	6	7,385
Acceptable and Above	1,177,940	804,850	2,826,679	400,776	90,696	15,381	5,316,322
Total	$1,177,940	$806,325	$2,970,770	$409,710	$92,786	$15,392	$5,472,923

	December 31, 2020
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)

Special Mention (Watch)	$222	$853	$145,050	$2,620	$4,160	$34	$152,939
Special Mention (Watch) - COVID-19 Deferrals	—	383	185	110	—	—	678
Substandard	—	2,761	—	9,591	2,100	12	14,464
Acceptable and Above	1,605,523	674,851	2,603,785	374,973	95,008	13,205	5,367,345
Total	$1,605,745	$678,848	$2,749,020	$387,294	$101,268	$13,251	$5,535,426

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Delinquent Loans

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2021 and December 31, 2020. There were 4 loans totaling $37.0 million at June 30, 2021 that have been modified in accordance with the CARES Act and therefore not classified as delinquent.  These loans have been granted extended dates to make payments and no payments were due as of June 30, 2021.

	June 30, 2021
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$1,177,940	$1,177,940
RES RE	—	—	—	—	806,325	806,325
MF RE	151	157	197	505	2,970,265	2,970,770
CML & CRE	—	50	2,279	2,329	407,381	409,710
AG & AGRE	410	39	—	449	92,337	92,786
CON & MAR	4	—	6	10	15,382	15,392
	$565	$246	$2,482	$3,293	$5,469,630	$5,472,923

	December 31, 2020
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$1,605,745	$1,605,745
RES RE	364	80	630	1,074	677,774	678,848
MF RE	—	36,760	—	36,760	2,712,260	2,749,020
CML & CRE	608	76	3,582	4,266	383,028	387,294
AG & AGRE	3,769	—	1,934	5,703	95,565	101,268
CON & MAR	7	—	19	26	13,225	13,251
	$4,748	$36,916	$6,165	$47,829	$5,487,597	$5,535,426

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired Loans

The following tables present impaired loans and specific valuation allowance information based on class level as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$629	$—	$933	$158	$6	$1,726
Unpaid principal balance	—	629	—	933	158	6	1,726
Impaired loans with a specific allowance:
Recorded investment	—	—	—	5,659	—	—	5,659
Unpaid principal balance	—	—	—	5,659	—	—	5,659
Specific allowance	—	—	—	1,852	—	—	1,852
Total impaired loans:
Recorded investment	—	629	—	6,592	158	6	7,385
Unpaid principal balance	—	629	—	6,592	158	6	7,385
Specific allowance	—	—	—	1,852	—	—	1,852

	December 31, 2020
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$2,704	$—	$3,319	$2,100	$7	$8,130
Unpaid principal balance	—	2,704	—	3,319	2,100	7	8,130
Impaired loans with a specific allowance:	—
Recorded investment	—	57	—	6,272	—	5	6,334
Unpaid principal balance	—	57	—	6,272	—	5	6,334
Specific allowance	—	7	—	1,606	—	—	1,613
Total impaired loans:
Recorded investment	—	2,761	—	9,591	2,100	12	14,464
Unpaid principal balance	—	2,761	—	9,591	2,100	12	14,464
Specific allowance	—	7	—	1,606	—	—	1,613

The following tables present by portfolio class, information related to the average recorded investment and interest income recognized on impaired loans for the three and six month periods ended June 30, 2021 and 2020:

	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Three Months Ended June 30, 2021
Average recorded investment in impaired loans	$—	$2,201	$—	$6,113	$175	$6	$8,495
Interest income recognized	—	16	—	55	—	—	71

Three Months Ended June 30, 2020
Average recorded investment in impaired loans	$171	$2,916	$—	$9,229	$2,092	$17	$14,425
Interest income recognized	—	19	—	94	—	—	113

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Six Months Ended June 30, 2021
Average recorded investment in impaired loans	$—	$2,442	$—	$7,254	$1,000	$7	$10,703
Interest income recognized	—	27	—	259	—	—	286

Six Months Ended June 30, 2020
Average recorded investment in impaired loans	$197	$2,875	$—	$9,231	$1,195	$18	$13,516
Interest income recognized	—	35	—	215	—	1	251

Nonperforming Loans

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at June 30, 2021 and December 31, 2020.

	June 30,		December 31,
	2021		2020
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing

	(In thousands)
RES RE	$556	$—	$578	$69
CML & CRE	1,880	399	2,052	1,240
AG & AGRE	158	—	181	2,181
CON & MAR	6	—	12	8

	$2,600	$399	$2,823	$3,498

No troubled loans were restructured during the three or six months ended June 30, 2021 or 2020. No restructured loans defaulted during the three or six months ended June 30, 2021 or 2020. Loan modifications or forbearances related to the COVID-19 pandemic will generally not be considered TDRs.

The CARES Act included several provisions designed to help financial institutions like the Company in working with their customers. Section 4013 of the CARES Act, as extended, allows a financial institution to elect to suspend generally accepted accounting principles and regulatory determinations with respect to qualifying loan modifications related to COVID-19 that would otherwise be categorized as a TDR until January 1, 2022. The Company has taken advantage of this provision to extend certain payment modifications to loan customers in need. As of June 30, 2021, the Company has $37.0 million of outstanding loans that were modified during 2020 or 2021 under the CARES Act guidance, that remain on modified terms. The Company modified other loans under the guidance that have since returned to normal repayment status as of June 30, 2021.

There were no residential loans in process of foreclosure as of June 30, 2021 and 2020.

Note 5:   Borrowings

The Company joined the American Financial Exchange (“AFX”) in January of 2021. During the six months ended June 30, 2021, the Company utilized unsecured overnight lending arrangements to borrow from other AFX members through extensions of credit. At June 30, 2021, members of the AFX offered a combined borrowing limit of $325.0 million, but availability fluctuates daily. As of June 30, 2021, the outstanding balance was $25.0 million with a rate of 0.09%.  Rates are set daily by participating members and may vary by lending member.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Management believes, as of June 30, 2021 and December 31, 2020, that the Company, Merchants Bank, and FMBI met all the regulatory capital adequacy requirements with CBLR to be classified as well-capitalized, and management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s, Merchants Bank’s, or FMBI’s category.

As of June 30, 2021 and December 31, 2020, the most recent notifications from the Board of Governors of the Federal Reserve System (“Federal Reserve”) categorized the Company as well capitalized and most recent notifications from the Federal Deposit Insurance Corporation (“FDIC”) categorized Merchants Bank and FMBI as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s, Merchants Bank’s, or FMBI’s category.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s, Merchants Bank’s, and FMBI’s actual capital amounts and ratios are presented in the following tables.

			Minimum Amount
			To Be Well
	Actual		Capitalized(1)
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
June 30, 2021
CBLR (Tier 1) capital(1) (to average assets)
(i.e., CBLR - leverage ratio)
Company	$1,041,631	10.9%	$810,065	> 8.5%
Merchants Bank	1,001,502	10.8%	786,534	> 8.5%
FMBI	26,691	9.6%	23,613	> 8.5%

1 As defined by regulatory agencies.
			Minimum Amount
			To Be Well
	Actual		Capitalized(1)
	Amount	Ratio	Amount	Ratio

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the notional amount and fair value of interest rate locks and forward contracts utilized by the Company at June 30, 2021 and December 31, 2020.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

June 30, 2021	(In thousands)		(In thousands)
Interest rate lock commitments	$105,076	Other assets/liabilities	$487	$54
Forward contracts	$107,364	Other assets/liabilities	8	223
			$495	$277

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

December 31, 2020	(In thousands)		(In thousands)
Interest rate lock commitments	$412,043	Other assets/liabilities	$6,131	$—
Forward contracts	$304,024	Other assets/liabilities	—	2,682
			$6,131	$2,682

Fair values of these derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the interest rate lock commitment and the balance sheet date. The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)		(In thousands)
Interest rate lock commitments	$1,046	$3,743	$(5,698)	$5,556
Forward contracts (includes pair-off settlements)	(2,289)	(2,114)	6,107	(3,958)
Net derivative gains (loss)	$(1,243)	$1,629	$409	$1,598

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

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)		(In thousands)
June 30, 2021	$86,387	Other assets/liabilities	$2,089	$2,089
December 31, 2020	$82,726	Other assets/liabilities	$3,170	$3,170

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

If there is a net gain or loss, the gross gains and losses on these derivative assets and liabilities are recorded in Other Noninterest income and Other Noninterest expense in the condensed consolidated statements of income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)		(In thousands)
Gross swap gains	$195	$634	$1,081	$3,337
Gross swap losses	(195)	(634)	(1,081)	(3,337)
Net swap gains (losses)	$—	$—	$—	$—

The Company pledged $3.9 million in collateral to secure its obligations under swap contracts at June 30, 2021 and December 31, 2020.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2021 and December 31, 2020:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2021
Mortgage loans in process of securitization	$461,914	$—	$461,914	$—
Available for sale securities:
Treasury notes	5,020	5,020	—	—
Federal agencies	254,563	—	254,563	—
Municipals	6,038	—	6,038	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	49,639	—	49,639	—
Loans held for sale	26,623	—	26,623	—
Mortgage servicing rights	98,331	—	—	98,331
Derivative assets - interest rate lock commitments	487	—	—	487
Derivative assets - forward contracts	8	—	8	—
Derivative assets - interest rate swaps	2,089	—	2,089	—
Derivative liabilities - interest rate lock commitments	54	—	—	54
Derivative liabilities - forward contracts	223	—	223	—
Derivative liabilities - interest rate swaps	2,089	—	2,089	—

December 31, 2020
Mortgage loans in process of securitization	$338,733	$—	$338,733	$—
Available for sale securities:
Treasury notes	6,559	6,559	—	—
Federal agencies	235,040	—	235,040	—
Municipals	6,025	—	6,025	—
Mortgage-backed - Government-sponsored entity (GSE) - residential	22,178	—	22,178	—
Loans held for sale	40,044	—	40,044	—
Mortgage servicing rights	82,604	—	—	82,604
Derivative assets - interest rate lock commitments	6,131	—	—	6,131
Derivative asset - interest rate swap	3,170	—	3,170	—
Derivative liabilities - forward contracts	2,682	—	2,682	—
Derivative liabilities - interest rate swap	3,170	—	3,170	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the six months ended June 30, 2021 and the year ended December 31, 2020. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)		(In thousands)
Mortgage servicing rights
Balance, beginning of period	$96,215	$69,978	$82,604	$74,387
Additions
Originated and purchased servicing	6,527	4,015	16,708	7,944
Subtractions
Paydowns	(4,627)	(604)	(8,075)	(2,462)
Sales of servicing	(438)		(438)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	654	(500)	7,532	(6,980)
Balance, end of period	$98,331	$72,889	$98,331	$72,889

Derivative Assets - interest rate lock commitments
Balance, beginning of period	$467	$2,079	$6,131	$186
Changes in fair value	20	3,663	(5,644)	5,556
Balance, end of period	$487	$5,742	$487	$5,742

Derivative Liabilities - interest rate lock commitments
Balance, beginning of period	$1,080	$80	$—	$—
Changes in fair value	(1,026)	(80)	54	—
Balance, end of period	$54	$—	$54	$—

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2021 and December 31, 2020.

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
June 30, 2021
Impaired loans (collateral-dependent)	$3,807	$—	$—	$3,807
December 31, 2020
Impaired loans (collateral-dependent)	$4,059	$—	$—	$4,059

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

		Valuation			Weighted
	Fair Value	Technique	Unobservable Inputs	Range	Average
	(In thousands)
At June 30, 2021:
Collateral-dependent impaired loans	$3,807	Market comparable properties	Marketability discount	49%	49%
Mortgage servicing rights - Multi-family	$78,097	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	0% - 43%	3%
Mortgage servicing rights - Single-family	$20,234	Discounted cash flow	Mortgage yield	9% - 10%	9%
			Constant prepayment rate	11% - 14%	12%
Derivative assets - interest rate lock commitments	$487	Discounted cash flow	Loan closing rates	63% - 99%	82%
Derivative liabilities - interest rate lock commitments	$54	Discounted cash flow	Loan closing rates	63% - 99%	82%

At December 31, 2020:
Collateral-dependent impaired loans	$4,059	Market comparable properties	Marketability discount	43%	43%
Mortgage servicing rights - Multi-family	$73,569	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	2% - 43%	4%
Mortgage servicing rights - Single-family	$9,035	Discounted cash flow	Discount rate	11%	11%
			Constant prepayment rate	8% - 35%	16%
Derivative assets - interest rate lock commitments	$6,131	Discounted cash flow	Loan closing rates	55% - 99%	75%

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2021 and December 31, 2020.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Assets	Value	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2021
Financial assets:
Cash and cash equivalents	$402,049	$402,049	$402,049	$—	$—
Securities purchased under agreements to resell	6,507	6,507	—	6,507	—
FHLB stock	70,767	70,767	—	70,767	—
Loans held for sale	2,928,767	2,928,767	—	2,928,767	—
Loans, net	5,444,227	5,399,967	—	—	5,399,967
Interest receivable	22,068	22,068	—	22,068	—
Financial liabilities:
Deposits	8,039,578	8,041,139	7,508,693	532,446	—
Short-term subordinated debt	14,960	14,960	—	14,960	—
FHLB advances	607,003	607,124	—	607,124	—
Other borrowing	79,410	79,410	—	79,410	—
Interest payable	2,471	2,471	—	2,471	—

December 31, 2020
Financial assets:
Cash and cash equivalents	$179,728	$179,728	$179,728	$—	$—
Securities purchased under agreements to resell	6,580	6,580	—	6,580	—
FHLB stock	70,656	70,656	—	70,656	—
Loans held for sale	3,030,110	3,030,110	—	3,030,110	—
Loans, net	5,507,926	5,484,824	—	—	5,484,824
Interest receivable	21,770	21,770	—	21,770	—
Financial liabilities:
Deposits	7,408,066	7,410,759	7,051,413	359,346	—
Short-term subordinated debt	14,960	14,960	—	14,960	—
FHLB advances	1,221,071	1,221,870	—	1,221,870	—
Federal Reserve discount window/PPPLF advances	112,225	112,225	—	112,225	—
Interest payable	1,476	1,476	—	1,476	—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9:   Earnings Per Share

Earnings per share were computed as follows:

	Three Month Periods Ended June 30,
	2021			2020
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$51,417			$41,162
Dividends on preferred stock	(5,659)			(3,619)
Net income allocated to common shareholders	$45,758			$37,543
Basic earnings per share		28,782,813	$1.59		28,743,894	$1.31
Effect of dilutive securities-restricted stock awards		91,512			18,455
Diluted earnings per share		28,874,325	$1.58		28,762,349	$1.31

	Six Month Periods Ended June 30,
	2021			2020
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$113,400			$65,745
Dividends on preferred stock	(9,416)			(7,237)
Net income allocated to common shareholders	$103,984			$58,508
Basic earnings per share		28,777,482	$3.61		28,739,263	$2.04
Effect of dilutive securities-restricted stock awards		84,917			21,617
Diluted earnings per share		28,862,399	$3.60		28,760,880	$2.03

Note 10:   Share-Based Payment Plans

Equity-based incentive awards are currently issued pursuant to the 2017 Equity Incentive Plan (the “2017 Incentive Plan”). Prior to the adoption of the 2017 Incentive Plan, the equity awards issued historically consisted of restricted stock awards issued pursuant to the Incentive Plan for Merchants Bank Executive Officers (the “Prior Incentive Plan”). As of the effective date of the 2017 Equity Incentive Plan, no further awards will be granted under the Prior Incentive Plan. However, any previously outstanding incentive award granted under the Prior Incentive Plan remains subject to the terms of such plan until the time it is no longer outstanding. During the three months ended June 30, 2021 and 2020, the Company did not issue any shares pursuant to awards issued under these plans. During the six months ended June 30, 2021 and 2020, the Company issued 35,056 and 36,046 shares, respectively, pursuant to plans.

During 2018, the Compensation Committee of the Board of Directors approved a plan for non-executive directors to receive a portion of their annual retainer fees in the form of shares of common stock equal to $10,000, rounded up to the nearest whole share. In January 2021, the Board of Directors amended the plan for nonexecutive directors to receive a portion of their annual fees, issued quarterly, in the form of restricted common stock equal to $50,000 per member, rounded up to the nearest whole share, to be effective after the Company’s annual meeting of shareholders held in May 2021. There were 1,460 and 3,130 shares issued to non-executive directors during the three and six months ended June 30, 2021 and 2020, respectively.

Note 11:   Segment Information

Our Company’s business segments are defined as Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. The reportable business segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company. The Multi-family Mortgage Banking segment originates and services government sponsored mortgages for multi-family and healthcare facilities. The Mortgage Warehousing segment funds agency

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

eligible residential loans from the date of origination or purchase, until the date of sale in the secondary market, as well as commercial loans to non-depository financial institutions. The Banking segment provides a wide range of financial products and services to consumers and businesses, including retail banking, commercial lending, agricultural lending, retail and correspondent residential mortgage banking, and Small Business Administration (“SBA”) lending. Other includes general and administrative expenses that provide services to all segments; internal funds transfer pricing offsets resulting from allocations to/from the other segments, certain elimination entries and investments in qualified affordable housing limited partnerships. All operations are domestic.

The tables below present selected business segment financial information for the three and six months ended June 30, 2021 and 2020.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Three Months Ended June 30, 2021
Interest income	$204	$29,935	$40,983	$1,316	$72,438
Interest expense	—	1,599	7,216	(784)	8,031
Net interest income	204	28,336	33,767	2,100	64,407
Provision for loan losses	—	(40)	(275)	—	(315)
Net interest income after provision for loan losses	204	28,376	34,042	2,100	64,722
Noninterest income	28,572	3,079	2,613	(1,409)	32,855
Noninterest expense	13,626	2,703	7,496	4,358	28,183
Income before income taxes	15,150	28,752	29,159	(3,667)	69,394
Income taxes	4,179	7,304	7,418	(924)	17,977
Net income (loss)	$10,971	$21,448	$21,741	$(2,743)	$51,417
Total assets	$238,165	$4,265,162	$5,328,684	$49,521	$9,881,532

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Three Months Ended June 30, 2020
Interest income	$260	$42,044	$25,683	$217	$68,204
Interest expense	—	7,786	10,377	(1,193)	16,970
Net interest income	260	34,258	15,306	1,410	51,234
Provision for loan losses	—	(800)	2,545	—	1,745
Net interest income after provision for loan losses	260	35,058	12,761	1,410	49,489
Noninterest income	12,325	5,626	9,179	(942)	26,188
Noninterest expense	7,468	3,521	6,097	3,196	20,282
Income before income taxes	5,117	37,163	15,843	(2,728)	55,395
Income taxes	1,466	9,451	4,031	(715)	14,233
Net income (loss)	$3,651	$27,712	$11,812	$(2,013)	$41,162
Total assets	$182,072	$5,575,169	$3,639,638	$42,521	$9,439,400

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Six Months Ended June 30, 2021
Interest income	$411	$68,522	$80,523	$2,531	$151,987
Interest expense	—	3,323	13,655	(1,361)	15,617
Net interest income	411	65,199	66,868	3,892	136,370
Provision for loan losses	—	(1,124)	2,472	—	1,348
Net interest income after provision for loan losses	411	66,323	64,396	3,892	135,022
Noninterest income	61,806	7,196	10,291	(2,502)	76,791
Noninterest expense	30,070	5,599	14,621	7,977	58,267
Income before income taxes	32,147	67,920	60,066	(6,587)	153,546
Income taxes	9,215	17,289	15,300	(1,658)	40,146
Net income	$22,932	$50,631	$44,766	$(4,929)	$113,400
Total assets	$238,165	$4,265,162	$5,328,684	$49,521	$9,881,532

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Six Months Ended June 30, 2020
Interest income	$680	$72,143	$54,913	$885	$128,621
Interest expense	—	19,871	22,184	(3,021)	39,034
Net interest income	680	52,272	32,729	3,906	89,587
Provision for loan losses	—	380	4,363	—	4,743
Net interest income after provision for loan losses	680	51,892	28,366	3,906	84,844
Noninterest income	29,689	8,402	9,862	(1,863)	46,090
Noninterest expense	17,816	6,540	11,785	6,434	42,575
Income before income taxes	12,553	53,754	26,443	(4,391)	88,359
Income taxes	3,503	13,605	6,681	(1,175)	22,614
Net income	$9,050	$40,149	$19,762	$(3,216)	$65,745
Total assets	$182,072	$5,575,169	$3,639,638	$42,521	$9,439,400

Note 12:   Preferred Stock Offerings

Public Offerings of Preferred Stock:

On March 28, 2019, the Company issued 2,000,000 shares of 7.00% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, without par value, and with a liquidation preference of $25.00 per share (the “Series A Preferred Stock”). The aggregate gross offering proceeds for the shares issued by the Company was $50.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $1.7 million paid to third parties, the Company received total net proceeds of $48.3 million. On April 12, 2019, the Company issued an additional 81,800 shares of Series A Preferred Stock to the underwriters related to their exercise of an option to purchase additional shares under the associated underwriting agreement, resulting in an additional $2.0 million in net proceeds, after deducting $41,000 in underwriting discounts. The Series A Preferred Stock have no voting rights with respect to matters that generally require the approval of our common shareholders. Dividends on the Series A Preferred Stock, to the extent declared by the Company’s board, are payable quarterly. The Company may redeem the Series A Preferred Stock, in whole or in part, at its option, on any dividend payment date on or after April 1, 2024, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

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

Private Placement Offerings of Preferred Stock

The Company previously issued a total of 41,625 shares of 8% Non-Cumulative, Perpetual Preferred Stock, without par value, with a liquidation preference of $1,000.00 per share (8% Preferred Stock”) in private placement offerings. The Company was able to redeem this Preferred Stock, in whole or in part, at its option, on any dividend payment date on or after December 31, 2020, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

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

On April 15, 2021, all 41,625 shares of the 8% Preferred Stock were redeemed for $41.6 million, plus unpaid dividends of $139,000. On May 6, 2021 the 8% Preferred Stock shareholders participated in a private offering to replace their redeemed shares with Series C Preferred Stock. Accordingly, 46,181 shares (1,847,233 depositary shares) of Series C Preferred Stock were issued at a price of $25 per depositary share. The total capital raised from the private offering was $46.2 million, net of $23,000 in expenses.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Repurchase/Redemption of Preferred Stock:

On September 23, 2019 the Company repurchased and subsequently retired 874,000 shares of its Series A Preferred Stock, for its liquidation preference of $25 per share, at an aggregate cost of $21.85 million. There were no brokerage fees in connection with the transaction.

On April 15, 2021, all 41,625 shares of the 8% Preferred Stock were redeemed for $41.6 million, plus unpaid dividends of $139,000.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As an emerging growth company, the amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Because the Company’s status as an emerging growth company is expected to expire on December 31, 2022, this standard will likely be implemented by December 31, 2022. The Company has established a cross-functional committee that has developed a project plan to review modeling data currently available and technology needed to ensure compliance with this standard. The committee has contracted with a vendor to assist in generating specific loan level details within our core systems, as well as compiling peer and industry data that would be useful in our modeling forecasts. The Company generally expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, and is progressing towards determining the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial statements. Management continues to recognize that the implementation of this ASU may increase the balance of the allowance for loan losses and is continuing to evaluate the potential impact on the Company’s financial position and results of operations.

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

Merchants Bancorp

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at June 30, 2021 and results of operations for the three and six months ended June 30, 2021 and 2020, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this Form 10-Q.

The words “the Company,” “we,” “our” and “us” refer to Merchants Bancorp and its consolidated subsidiaries, unless we indicate otherwise.

Financial Highlights for the Three Months Ended June 30, 2021

●	Net income of $51.4 million increased 25% compared to the three months ended June 30, 2021.
●	Diluted earnings per share of $1.58 increased 21% compared to the three months ended June 30, 2020.
●	The $10.3 million, or 25%, increase in net income compared to the three months ended June 30, 2020 was primarily driven by a $13.2 million, or 26% increase in net interest income that reflected a 57% decrease in the cost of deposits and a 7% increase in interest income from higher loan balances.
●	Total assets of $9.9 billion increased 2%, compared to December 31, 2020, representing the highest level in Company history.
●	Return on average assets was 2.14% for the second quarter 2021 compared to 1.89% in the second quarter of 2020.
●	Credit quality remained strong, as nonperforming loans (nonaccrual and accruing loans greater or equal to 90 days past due) decreased to 0.05% of loans receivable at June 30, 2021, compared to 0.08% at March 31, 2021 and 0.11% at December 31, 2020.
●	There was a 39% decrease in warehouse loan volume compared to the three months ended June 30, 2020, which compared to an industry increase of 13%, according to the Mortgage Bankers Association. This volume decline reflected our efforts to actively manage asset levels, while remaining well capitalized.
●	The volume of loans originated and acquired for sale in the secondary market through our multi-family business increased by $474.1 million, to $656.2 million, compared to $182.1 million for the three months ended June 30, 2020.
●	On April 15, 2021, all 41,625 shares of the Company’s 8% preferred stock were redeemed for $41.6 million, plus unpaid dividends of $139,000. On May 6, 2021 these 8% preferred shareholders participated in a private offering to replace their redeemed shares with the Company’s 6% Series C preferred stock. Accordingly, 46,181 shares (1,847,233 depositary shares) of the Company’s 6% Series C preferred stock were issued at a price of $25 per depositary share. The total capital raised from the private offering was $46.2 million, net of $23,000 in expenses.
●	On May 7, 2021, the Company closed on its first loan sale and Q Series securitization arrangement with Freddie Mac by selling $262.0 million of multi-family loans and ultimately purchasing $28.7 million of securities as part of the transaction.

Merchants Bancorp

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

Financial Condition

As of June 30, 2021, we had approximately $9.9 billion in total assets, $8.0 billion in deposits and $1.1 billion in total shareholders’ equity. Total assets as of June 30, 2021 included approximately $402.0 million of cash and cash equivalents, $3.0 billion of loans held for sale and $5.4 billion of loans held for investment. It also included $462.0 million of mortgage loans in process of securitization that represent pre-sold multi-family rental real estate loan originations in primarily Government National Mortgage Association (“GNMA”) mortgage backed securities pending settlements that typically occur within 30 days. There were $315.3 million of available for sale securities that are match funded with related custodial deposits. There are restrictions on the types of securities, as these are funded by certain custodial deposits where we set the cost of deposits based on the yield of the related securities. Mortgage servicing rights were $98.3 million at June 30, 2021 based on the fair value of the loan servicing, which are primarily GNMA servicing rights with 10-year call protection.

Merchants Bancorp

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Total Assets.   Total assets increased $236.2 million, or 2%, to $9.9 billion at June 30, 2021 from $9.6 billion at December 31, 2020. The increase was due primarily to increases in cash and cash equivalents of $222.3 million, mortgage loans in process of securitization of $123.2 million, and available for sale securities of $45.5 million. Partially offsetting the increase was a $114.8 million decrease in loans held for sale and a $63.7 million decrease in net loans receivable.

While we do not expect to continue the same asset growth rate we experienced in 2020 and do expect to continue to meet the eligibility of and utilize community bank leverage ratio (“CBLR”), including any applicable grace period (as discussed under the caption Liquidity and Capital Resources below), we may take advantage of market conditions that could present opportunities for continued growth, even if such opportunities result in us no longer meeting the eligibility requirements, such as exceeding $10 billion in assets.

Cash and Cash Equivalents.  Cash and cash equivalents increased $222.3 million, or 124%, to $402.0 million at June 30, 2021 from $179.7 million at December 31, 2020. The 124% increase reflected cash levels consistent with strategies to manage cash and borrowings most cost-effectively for our increased funding activities.

Mortgage Loans in Process of Securitization.   Mortgage loans in process of securitization increased $123.2 million, or 36%, to $461.9 million at June 30, 2021, from $338.7 million at December 31, 2020. These represent loans that our banking subsidiary, Merchants Bank, has funded and are held pending settlement, primarily as GNMA mortgage-backed securities with a firm investor commitment to purchase the securities. The 36% increase was primarily due to an increase in the volume of loans that had not yet settled with government agencies.

Securities Available for Sale.   Securities available for sale increased $45.5 million, or 17%, to $315.3 million at June 30, 2021, from 269.8 million at December 31, 2020. The increase in securities available for sale was primarily due to purchases of $130.2 million, partially offset by calls, maturities, sales, and repayments of securities totaling $83.9 million during the period. The purchases include the $28.7 million in securities purchased from Freddie Mac following the loan sale and securitization arrangement with Freddie Mac described in Note 4: Loans and Allowance for Loan Losses.

We invest in available for sale securities primarily using funds from escrow deposits held at Merchants Bank, received in connection with our multi-family mortgage servicing activities. The available for sale securities are funded by escrow custodial deposits held at the Company on loans serviced by us. This portfolio of securities is structured to achieve a favorable interest rate spread.

Loans Held for Sale.   Loans held for sale, comprised primarily of single-family residential real estate loan participations that meet Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), or GNMA eligibility, decreased $114.8 million, or 4%, to $3.0 billion at June 30, 2021 from $3.1 billion at December 31, 2020. The decrease in loans held for sale was due primarily to a decrease in warehouse loans and participations, as volumes declined.

Loans Receivable, Net.   Loans receivable, net, which are comprised of loans held for investment, decreased $63.7 million, or 1%, to $5.4 billion at June 30, 2021 compared to $5.5 billion at December 31, 2020. The decrease in net loans receivable was comprised primarily of:

●	a decrease of $427.8 million, or 27%, in mortgage warehouse lines of credit, to $1.2 billion at June 30, 2021, partially offset by
●	an increase of $221.8 million, or 8%, in multi-family and healthcare financing loans, to $3.0 billion at June 30, 2021, and

Merchants Bancorp

●	an increase of $127.5 million, or 19%, in residential real estate, to $806.3 million at June 30, 2021.

The decrease in mortgage warehouse lines of credit was primarily due to a decrease in volume, which reflected our efforts to actively manage asset levels, while remaining well capitalized. There was a 15% decrease in warehouse loan volume compared to the six months ended June 30, 2020, which compared to the industry volume increase of 44%, according to the Mortgage Bankers Association.

The $221.8 million increase in multi-family and healthcare financing was due to higher origination volume for construction, bridge and other loans generated through our multi-family segment that will remain on our balance sheet until they convert to permanent financing or are otherwise paid off over an average of one to three years. Partially offsetting the higher origination volume was the $262.0 million loan sale and securitization arrangement with Freddie Mac described in Note 4: Loans and Allowance for Loan Losses.

The increase in residential real estate loans was primarily due to growth in first-lien HELOC loans.

As of June 30, 2021, approximately 95% of the total net loans at Merchants Bank reprice within three months.

Allowance for Loan Losses. The allowance for loan losses of $28.7 million at June 30, 2021 increased $1.2 million compared to December 31, 2020, primarily reflecting increases associated with loan growth in the multi-family portfolio. The portion of the allowance associated with the COVID-19 pandemic has remained relatively steady since September 30, 2020, at approximately $0.6 million. Partially offsetting the loan growth was a release of $1.4 million from the allowance associated with the $262.0 million loan sale and ultimate securitization by Freddie Mac. As described in Note 4: Loans and Allowances for Loan Losses, this $1.4 million release was offset by the establishment of a $1.4 reserve in Other Liabilities related to the first loss obligation of securities purchased after the securitization.

We have minimal direct exposure to consumer, commercial, and other small businesses that may be negatively impacted by COVID-19, but continue to assist customers facing financial setbacks. As of June 30, 2021, the Company had only 4 loans remaining in payment deferral arrangements, with unpaid balances of $37.0 million compared to $0.9 million at December 31, 2020, with the increase reflecting one multi-family loan for which full repayment is expected and is fully collateralized.

Also influencing the overall level of the allowance for loan losses is our differentiated strategy to typically hold loans with shorter durations and to maintain strict underwriting standards that enable us to sell the majority of our loans to government agencies.

Goodwill.   Goodwill of $15.8 million at June 30, 2021 remained unchanged compared to December 31, 2020. At this time, we do not believe there exists any impairment to goodwill or intangible assets.

Mortgage Servicing Rights.   Mortgage servicing rights increased $15.7 million, or 19%, to $98.3 million at June 30, 2021 compared to $82.6 million at December 31, 2020. During the six months ended June 30, 2021, originated and purchased servicing of $16.7 million and a positive fair value increase of $7.5 million was offset by paydowns of $8.1 million, and sold servicing of $0.4. The positive fair market value adjustment reflected $5.3 million for single-family mortgages and $2.2 million for multi-family mortgages during the six months ended June 30, 2021. Mortgage servicing rights are recognized in connection with sales of loans when we retain servicing of the sold loans, as well as upon purchases of loan servicing portfolios. The mortgage servicing rights are recorded and carried at fair value. The fair value increase recorded during the six months ended June 30, 2021 was driven by higher loan balances of mortgages serviced and higher interest rates that impacted fair market value adjustments. The value of mortgage servicing rights generally increases in rising interest rate environments and declines in falling interest rate environments.

Deposits.   Deposits increased $631.5 million, or 9%, to $8.0 billion at June 30, 2021 from $7.4 billion at December 31, 2020. The increase was primarily due to growth in savings deposits accounts as well as certificates of deposits

Merchants Bancorp

accounts. Savings deposits increased $466.0 million, or 24%, to $2.4 billion at June 30, 2021, while certificate of deposits increased $174.2 million, or 49%, to $530.9 million at June 30, 2021.

We have decreased our use of brokered deposits by $320.6 million, or 27%, to $853.1 million at June 30, 2021 from $1.2 billion at December 31, 2020. Brokered deposits represented 11% of total deposits at June 30, 2021, compared to 16% of total deposits at December 31, 2020.

●	Brokered demand deposit accounts decreased by $295.7 million, or 36%, to $524.5 million at June 30, 2021 compared to December 31, 2020.
●	Brokered certificates of deposit accounts decreased $26.2 million, or 90%, to $3.0 million at June 30, 2021 compared to December 31, 2020.
●	Brokered savings deposits increased $1.2 million, to $325.6 million at June 30, 2021 compared to December 31, 2020.

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

Compared to December 31, 2020, interest-bearing deposits increased $670.6 million, or 10%, to $7.2 billion at June 30, 2021, and noninterest-bearing deposits decreased $39.1 million, or 5%, to $814.6 million at June 30, 2021.

Borrowings.   Borrowings totaled $701.4 million at June 30, 2021, a decrease of $646.9 million, or 48%, from December 31, 2020. Depending on rates and timing, borrowing can be a more effective liquidity management alternative than utilizing brokered certificates of deposits. The Company utilizes FHLB, the Federal Reserve’s discount window, the Paycheck Protection Program Liquidity Facility (“PPPLF”) and the American Financial Exchange (“AFX”), which is contributing to lower interest expense.

The Company also increased unused and available borrowing capacity based on available collateral. As of June 30, 2021, unused lines of credit totaled $3.3 billion, compared to $2.6 billion at December 31, 2020. While the amounts available fluctuate daily, we also had an additional $325.0 million of borrowing capacity through our membership in the AFX as of June 30, 2021.

Total Shareholders’ Equity.   Total shareholders’ equity increased $248.4 million, or 31%, to $1.1 billion at June 30, 2020 compared to December 31, 2020. The increase resulted primarily from the Series C 6% preferred stock offerings that raised $191.1 million in new capital, net of $5.1 million in offering costs.

Asset Quality

The Company believes it has minimal direct exposure on loans to consumer, commercial and other small businesses that may be negatively impacted by COVID-19. As of June 30, 2021, we had only 4 loans remaining in payment deferral arrangements, with unpaid balances of $37.0 million. This increase compared to $0.9 million at December 31, 2020 was due to one multi-family loan for which full repayment is expected and is fully collateralized. Management has also assisted small businesses that could benefit from the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, particularly in the SBA’s Paycheck Protection Program (“PPP”). As of June 30, 2021, we had principal balances of $53.6 million in loans to small businesses under this program, compared to $60.2 million at December 31, 2020.

Merchants Bancorp

Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $3.0 million, or 0.05%, of loans receivable at June 30, 2021, compared to $6.3 million, or 0.11%, of loans receivable at December 31, 2020 and $6.7 million, or 0.16%, at June 30, 2020.

As a percentage of nonperforming loans, the allowance for loan losses was 956.9% at June 30, 2021 compared to 435.1% at December 31, 2020 and 307.2% at June 30, 2020. The changes compared to both periods were primarily due to the changes in the nonperforming loans.

Total loans greater than 30 days past due were $3.3 million at June 30, 2021, $47.8 million at December 31, 2020, and $8.9 million at June 30, 2020.

Traditional Special Mention (Watch) loans were $149.0 million at June 30, 2021, compared to $152.9 million at December 31, 2020 and $46.4 million at June 30, 2020. The increase compared to June 30, 2020 reflected certain multi-family projects that have experienced cost over-runs funded by the borrower and lower than projected rent collections and occupancy levels, all of which have contributed to lower than projected cash flow of the projects. An additional category of Special Mention (Watch) loans was added as of June 30, 2020, and as of June 30, 2021 included $210,000 in arrangements related to COVID-19 deferral plans that were not already included in the traditional Special Mention or Substandard categories. Classified (substandard, doubtful and loss) loans were $7.4 million at June 30, 2021, $14.5 million at December 31, 2020 and $14.1 million at June 30, 2020.

During the three months ended June 30, 2021 there were $86,000 of charge-offs and $6,000 of recoveries, compared to $131,000 of charge-offs and no recoveries for the three months ended June 30, 2020.

For the six months ended June 30, 2021, there were $160,000 of charge-offs and $8,000 of recoveries, compared to $132,000 of charge-offs and $44,000 of recoveries for the six months ended June 30, 2020.

Comparison of Operating Results for the Three Months Ended June 30, 2021 and 2020

General.   Net income for the three months ended June 30, 2021 was $51.4 million, an increase of $10.3 million, or 25%, from net income for the three months ended June 30, 2020. The increase was primarily due to a $13.2 million, or 26% increase in net interest income that reflected a 57% decrease in the cost of deposits and a 7% increase in interest income from higher loan balances as well as a $8.0 million, or 47%, increase in gain on sale of loans.

Partially offsetting the increases to net income was a $7.0 million, or 60%, increase in salaries and employee benefits to support higher loan production volumes and a $3.7 million increase in the provision for income taxes associated with the 25% increase in pre-tax income.

Net Interest Income.    Net interest income increased $13.2 million, or 26%, to $64.4 million for the three months ended June 30, 2021, compared with the three months ended June 30, 2020. The 26% increase reflected a $8.7 million, or 57%, decrease in the cost of deposits and a $4.3 million, or 7%, increase in interest income from higher loan balances. The interest rate spread of 2.68% for the second quarter of 2021 increased 37 basis points compared to 2.31% in the second quarter of 2020.

Our net interest margin increased 33 basis points, to 2.75%, for the three months ended June 30, 2021 from 2.42% for the three months ended June 30, 2020. The increase in net interest margin reflected lower funding costs and higher loan balances that outpaced lower interest rates on loans.

Interest Income.   Interest income increased $4.2 million, or 6%, to $72.4 million for the three months ended June 30, 2021, compared with the three months ended June 30, 2020. This increase was primarily attributable to significant multi-family loan growth that was partially offset by lower rates.

Merchants Bancorp

Interest income for loans and loans held for sale increased $4.3 million compared to the three months ended June 30, 2020. The average balance of loans, including loans held for sale, during the three months ended June 30, 2021 increased $969.4 million, or 14%, to $7.9 billion from $6.9 billion for the three months ended June 30, 2020, while the average yield on loans decreased 25 basis points, to 3.46%, for the three months ended June 30, 2021, compared to 3.71% for the three months ended June 30, 2020. The increase in average balances of loans and loans held for sale was primarily due to significant increases in multi-family volume. The decrease in the average yield on loans reflected higher loan volume and lower overall interest rates in the economy period to period.

Interest income from mortgage loans in process of securitization increased $190,000 compared to the three months ended June 30, 2020. The average balance of mortgage loans in process of securitization increased $88.5 million, or 27%, to $416.6 million for the three months ended June 30, 2021, compared to $328.1 million for the three months ended June 30, 2020, while the average yield decreased 49 basis points to 2.62% for the three months ended June 30, 2021.

Interest income from taxable available for sale securities decreased $139,000 compared to the three months ended June 30, 2020. The average balance of taxable available for sale securities increased $8.6 million, or 3%, to $285.5 million for the three months ended June 30, 2021, compared to $276.9 million for the three months ended June 30, 2020, while the average yield decreased 24 basis points to 1.17% for the three months ended June 30, 2021.

Interest income from interest-bearing deposits and other assets decreased $85,000 compared to June 30, 2020. The average balance of interest-earning deposits and other assets decreased $183.3 million, or 19%, to $788.0 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, while the average yield increased 2 basis points, to 0.30%, for the three months ended June 30, 2021.

Interest Expense.   Total interest expense decreased $8.9 million, or 53%, to $8.0 million for the three months ended June 30, 2021, compared with the three months ended June 30, 2020.

Interest expense on deposits decreased $8.7 million, or 57%, to $6.7 million for the three months ended June 30, 2021 from the three months ended June 30, 2020. The decrease was primarily due to significant decreases in balances and rates of brokered certificates of deposits, as well as higher balances of custodial interest-bearing checking accounts with warehouse customers that are tied to short-term LIBOR rates, which declined significantly.

Interest expenses for certificates of deposit decreased $8.0 million compared to June 30, 2020. The average balance of certificates of deposits of $512.3 million for the three months ended June 30, 2021 decreased $2.3 billion, or 81%, compared to the three months ended June 30, 2020. The average yield of certificates of deposits was 0.87% for the three months ended June 30, 2021, which was a 45 basis point decrease compared to 1.32% for the three months ended June 30, 2020.

Interest expenses for interest-bearing checking deposits decreased $965,000 compared to June 30, 2020. The average balance of interest-bearing checking deposits of $4.5 billion for the three months ended June 30, 2021 increased $1.8 billion, or 68%, compared to the three months ended June 30, 2020. The average yield of interest-bearing checking deposits was 0.12% for three months ended June 30, 2021, which was a 23 basis point decrease compared to 0.35% for the three months ended June 30, 2020.

Interest expense on borrowings decreased 14%, to $1.3 million for the three months ended June 30, 2021 from $1.6 million for the three months ended June 30, 2020. The decrease was due primarily to a 19 basis point decrease in the average cost of borrowings to 1.03% compared to 1.22% for the three months ended June 30, 2020. The average balances for the three months ended June 30, 2021 reflected a modest increase in borrowings at lower rates. Also included in borrowings, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 0.62% and 0.48%, to an effective rate of 1.03% and 1.22% for the three months ended June 30, 2021 and 2020, respectively.

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

	Three Months Ended June 30,
	2021			2020
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-bearing deposits, and other	$788,002	$596	0.30%	$971,350	$681	0.28%
Securities available for sale - taxable	285,536	833	1.17%	276,928	972	1.41%
Securities available for sale - tax exempt	1,363	9	2.65%	5,294	38	2.89%
Mortgage loans in process of securitization	416,559	2,724	2.62%	328,089	2,534	3.11%
Loans and loans held for sale	7,905,766	68,276	3.46%	6,936,368	63,979	3.71%
Total interest-earning assets	9,397,226	72,438	3.09%	8,518,029	68,204	3.22%
Allowance for loan losses	(28,778)			(19,474)
Noninterest-earning assets	241,509			190,657
Total assets	$9,609,957			$8,689,212

Liabilities/Equity:
Interest-bearing checking	$4,473,251	$1,362	0.12%	$2,656,105	$2,327	0.35%
Savings deposits	205,884	38	0.07%	176,546	27	0.06%
Money market	2,197,750	4,175	0.76%	1,402,562	3,966	1.14%
Certificates of deposit	512,316	1,108	0.87%	2,763,853	9,078	1.32%
Total interest-bearing deposits	7,389,201	6,683	0.36%	6,999,066	15,398	0.88%
Borrowings	523,942	1,348	1.03%	518,207	1,572	1.22%
Total interest-bearing liabilities	7,913,143	8,031	0.41%	7,517,273	16,970	0.91%
Noninterest-bearing deposits	590,886			372,195
Noninterest-bearing liabilities	74,682			107,612
Total liabilities	8,578,711			7,997,080
Equity	1,031,246			692,132
Total liabilities and equity	$9,609,957			$8,689,212
Net interest income		$64,407			$51,234
Interest rate spread			2.68%			2.31%
Net interest-earning assets	$1,484,083			$1,000,756
Net interest margin			2.75%			2.42%
Average interest-earning assets to average interest-bearing liabilities			118.75%			113.31%

Provision for Loan Losses.   We recorded a negative provision for loan losses of $315,000 for the three months ended June 30, 2021, a decrease of $2.1 million, compared to the three months ended June 30, 2020. The allowance for loan losses was $28.7 million, or 0.52% of loans receivable, at June 30, 2021, compared to $27.5 million, or 0.50% of loans receivable at December 31, 2020, and $20.5 million, or 0.49%, at June 30, 2020. The increases in the allowance for loan losses compared to both prior periods reflected increases associated with loan growth, changes in portfolio mix and uncertainties surrounding COVID-19. Additional details are provided in the Allowance for Loan Losses portion of the Comparison of Financial Condition at June 30, 2021 and December 31, 2020. While it is too early to know the full extent of potential future losses associated with the impact of COVID-19, the Company continues to monitor the situation and may need to adjust future expectations as developments occur.

Merchants Bancorp

Noninterest Income.   Noninterest income increased $6.7 million, or 25%, to $32.9 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to a $8.0 million, or 47%, increase in gain on sale of loans, which reached $25.1 million for the three months ended June 30, 2021. This increase compared to $17.1 million for the three months ended June 30, 2020 that reflected an increase in volume from multi-family mortgage loans that was partially offset by a decline in single-family loans.

A summary of the gain on sale of loans for the three months ended June 30, 2021 and 2020 is below:

	Gain on Sale of Loans
	Three Months Ended
	June 30,	June 30,
	2021	2020

	(in thousands)
Loan Type
Multi-family	$21,408	$6,839
Single-family	1,872	10,059
Small Business Association (SBA)	1,842	186
Total	$25,122	$17,084

Partially offsetting the increase in noninterest income was a $2.4 million, or 44%, decrease in mortgage warehouse fees that were $3.1 million for the three months ended June 30, 2021 compared to the same period in the prior year.

Additionally, a $130,000 increase in loan servicing fees included a $654,000 positive adjustment to the fair value of mortgage servicing rights for the three months ended June 30, 2021, compared to a negative adjustment of $500,000 for the three months ended June 30, 2020.

Noninterest Expense.   Noninterest expense increased $7.9 million, or 39%, to $28.2 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was due primarily to a $7.0 million, or 60% increase in salaries and employee benefits, including commissions, to support higher loan production volumes. The efficiency ratio was at 29.0% in the three months ended June 30, 2021, compared with 26.2% in the three months ended June 30, 2020.

Income Taxes.   Income tax expense increased $3.7 million, or 26%, to $18.0 million for the three months ended June 30, 2021 from the three months ended June 30, 2020. The increase was due primarily to a 25% increase in pretax income period to period. The effective tax rate was 25.9% for the three months ended June 30, 2021 and 25.7% for the three months ended June 30, 2020.

Comparison of Operating Results for the Six Months Ended June 30, 2021 and 2020

General.   Net income for the six months ended June 30, 2021 was $113.4 million, an increase of $47.7 million, or 72%, compared to the six months ended June 30, 2020. The increase was primarily due to a $46.8 million increase in net interest income that reflected a 65% decrease in cost of deposits and a 22% increase in interest income from higher loan balances, as well as a $15.5 million, or 41% increase in gain on sale of loans, and a $13.9 million increase in loan serving fees related to a positive fair market value adjustment to mortgage servicing rights.

Partially offsetting the increases to net income was a $14.1 million, or 54%, increase in salaries and employee benefits to support higher loan production volumes, as well as an increase of $17.5 million, or 78%, to provision for income taxes.

Net Interest Income.    Net interest income increased $46.8 million, or 52%, to $136.4 million for the six months ended June 30, 2021, compared with the six months ended June 30, 2020. The increase was due to a $2.1 billion increase

Merchants Bancorp

in our average interest earning assets and a 55 basis point increase in our interest rate spread, to 2.81%, for the six months ended June 30, 2021 from 2.26% for the six months ended June 30, 2020.

Our net interest margin increased 46 basis points, to 2.87%, for the six months ended June 30, 2021 from 2.41% for the six months ended June 30, 2020. The increase in net interest margin reflected lower funding costs that outpaced the lower overall market interest rates on loans compared to the six months ended June 30, 2020.

Interest Income.   Interest income increased $23.4 million, or 18%, to $152.0 million for the six months ended June 30, 2021, compared with the six months ended June 30, 2020. This increase was primarily attributable to a $26.3 million increase in interest on loans, which was partially offset by a decrease of securities available for sale and other interest-bearing assets.

Interest income for loans and loans held for sale increased $26.3 million compared to the six months ended June 30, 2020. The average balance of loans, including loans held for sale, during the six months ended June 30, 2021 increased $2.2 billion, or 36%, to $8.1 billion from $6.0 billion for the six months ended June 30, 2020, reflecting significant increases in multi-family volume. The average yield on loans decreased 40 basis points, to 3.56%, for the six months ended June 30, 2021, compared to 3.96% for the six months ended June 30, 2020, due to lower overall interest rates in the economy period to period.

Interest income for interest-bearing deposits and other assets decreased by $2.3 million compared to the six months ended June 30, 2020. The average balance of interest-earning deposits and other assets decreased $174.7 million, or 20%, to $699.9 million for the six months ended June 30, 2021 from $874.6 million for the six months ended June 30, 2020, and the average yield decreased 46 basis points, to 0.32%, for the six months ended June 30, 2021, compared to 0.78% for the six months ended June 30, 2020.

Interest income for taxable available for sale securities decreased by $1.1 million compared to the six months ended June 30, 2020. The average balance of taxable available for sale securities decreased $8.9 million, or 3%, to $276.5 million for the six months ended June 30, 2021, compared to $285.4 million for the six months ended June 30, 2020, while the average yield decreased 75 basis points to 0.87% for the six months ended June 30, 2021, compared to 1.62% for the six months ended June 30, 2020.

Interest Expense.   Total interest expense decreased $23.4 million, or 60%, to $15.6 million for the six months ended June 30, 2021, compared with the six months ended June 30, 2020.

Interest expense on deposits decreased $23.2 million, or 65%, to $12.8 million for the six months ended June 30, 2021 from the six months ended June 30, 2020. The decrease was attributable to lower volume and rates of brokered certificates of deposits and higher volume of interest-bearing checking at lower rates.

Interest expenses for certificates of deposit decreased $16.0 million compared to the six months ended June 30, 2020. The average balance of certificates of deposits of $464.6 million for the six months ended June 30, 2021 decreased $1.9 billion, or 80%, compared to the six months ended June 30, 2020. The average yield of certificates of deposits was 0.96% for the six months ended June 30, 2021, which was a 59 basis point decrease compared to 1.55% for the six months ended June 30, 2020.

Interest expense for interest-bearing checking deposits decreased $6.6 million compared to June 30, 2020. The decrease was attributable to 68 basis point decrease in the average cost of interest-bearing deposits, to 0.11% for the six months ended June 30, 2021 from 0.79% for the same period in 2020. Offsetting the lower average cost was an increase in the average balance of interest-bearing deposits of $2.3 billion, or 97%, to $4.6 billion for the six months ended June 30, 2021.

Interest expense on borrowings decreased $172,000, or 6%, to $2.8 million for the six months ended June 30, 2021 from $3.0 million for the six months ended June 30, 2020. The decrease was due primarily to a 64 basis point decrease in

Merchants Bancorp

the average cost of borrowings to 0.86%, compared to 1.50% for the six months ended June 30, 2020. The average balances for the six months ended June 30, 2021 reflected an increase in borrowing from the FHLB, Federal Reserve discount window, PPPLF, and the AFX at much lower rates. Also included in borrowings, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 0.47% and 0.65%, to an effective rate of 0.86% and 1.50% for the six months ended June 30, 2021 and 2020, respectively.

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

	Six Months Ended June 30,
	2021			2020
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-bearing deposits, and other	$699,932	$1,127	0.32%	$874,585	$3,379	0.78%
Securities available for sale - taxable	276,532	1,187	0.87%	285,446	2,294	1.62%
Securities available for sale - tax exempt	1,365	20	2.95%	5,299	75	2.85%
Mortgage loans in process of securitization	458,165	5,860	2.58%	338,918	5,330	3.16%
Loans and loans held for sale	8,141,189	143,793	3.56%	5,974,346	117,543	3.96%
Total interest-earning assets	9,577,183	151,987	3.20%	7,478,594	128,621	3.46%
Allowance for loan losses	(28,544)			(17,658)
Noninterest-earning assets	231,848			185,867
Total assets	$9,780,487			$7,646,803

Liabilities/Equity:

Interest-bearing checking	$4,639,037	$2,572	0.11%	$2,360,536	$9,218	0.79%
Savings deposits	199,078	75	0.08%	169,850	85	0.10%
Money market	2,131,850	7,913	0.75%	1,272,905	8,541	1.35%
Certificates of deposit	464,636	2,223	0.96%	2,364,237	18,184	1.55%
Total interest-bearing deposits	7,434,601	12,783	0.35%	6,167,528	36,028	1.17%
Borrowings	666,607	2,834	0.86%	403,735	3,006	1.50%
Total interest-bearing liabilities	8,101,208	15,617	0.39%	6,571,263	39,034	1.19%
Noninterest-bearing deposits	665,432			303,607
Noninterest-bearing liabilities	71,281			91,282
Total liabilities	8,837,921			6,966,152
Equity	942,566			680,651
Total liabilities and equity	$9,780,487			$7,646,803
Net interest income		$136,370			$89,587
Interest rate spread			2.81%			2.26%
Net interest-earning assets	$1,475,975			$907,331
Net interest margin			2.87%			2.41%
Average interest-earning assets to average interest-bearing liabilities			118.22%			113.81%

Provision for Loan Losses.   We recorded a provision for loan losses of $1.3 million for the six months ended June 30, 2021, a decrease of $3.4 million, over the six months ended June 30, 2020. The allowance for loan losses was $28.7 million, or 0.52% of loans receivable, at June 30, 2021, compared to $27.5 million, or 0.50% of loans receivable at December 31, 2020, and $20.5 million, or 0.49%, at June 30, 2020. The increases in the allowance for loan losses compared to both prior periods reflected increases associated with loan growth and uncertainties surrounding COVID-19. Additional details are provided in the Allowance for Loan Losses portion of the Comparison of Financial Condition

Merchants Bancorp

at June 30, 2021 and December 31, 2020. While it is too early to know the full extent of potential future losses associated with the impact of COVID-19, the Company continues to monitor the situation and may need to adjust future expectations as developments occur.

Noninterest Income.   Noninterest income increased $30.7 million, or 67%, to $76.8 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to a $15.5 million, or 41%, increase in gain on sale of loans, to $53.7 million, for the six months ended June 30, 2021 compared to $38.3 million for the six months ended June 30, 2020, primarily from an increase in the volume of multi-family loans. Partially offsetting the increase in volume of multi-family was a decrease in volume of single-family loans.

A summary of the gain on sale of loans for the six months ended June 30, 2021 and 2020 is below:

	Gain on Sale of Loans
	Six Months Ended
	June 30,	June 30,
	2021	2020

	(in thousands)
Loan Type
Multi-family	$44,244	$25,691
Single-family	6,085	12,133
Small Business Association (SBA)	3,413	426
Total	$53,742	$38,250

Also contributing to the increase in noninterest income was a $13.9 million increase in loan servicing fees that reached $9.7 million for the six months ended June 30, 2021 that included a $7.5 million positive adjustment to the fair value of mortgage servicing rights, compared to a negative adjustment of $7.0 million for the six months ended June 30, 2020.

Noninterest Expense.   Noninterest expense increased $15.7 million, or 37%, to $58.3 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was due primarily to a $14.1 million, or 54%, increase in salaries and employee benefits, including commissions, to support higher loan production volumes. The efficiency ratio was at 27.3% in the six months ended June 30, 2021, compared with 31.4% in the six months ended June 30, 2020.

Income Taxes.   Income tax expense increased $17.5 million, or 78%, to $40.1 million for the six months ended June 30, 2021 from the six months ended June 30, 2020. The increase was due primarily to a 74% increase in pretax income period to period. The effective tax rate was 26.1% for the six months ended June 30, 2021 and 25.8% for the six months ended June 30, 2020.

Our Segments

We operate in three primary segments: Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. We believe that Merchants Bank’s subsidiary, Merchants Capital Corp. (“MCC”), which operates in our Multi-Family Mortgage Banking segment, is one of the largest FHA lenders and GNMA servicers in the country based on aggregate loan principal value. As of June 30, 2021, MCC also had a $18.9 billion servicing portfolio for banks and investors, including $3.8 billion serviced for Merchants Bank. The servicing portfolio is primarily GNMA loans and is a significant source of our noninterest income and deposits.

Our Mortgage Warehousing segment funds agency eligible loans for non-depository financial institutions from the date of origination or purchase until the date of sale to an investor, which typically takes less than 30 days and is a significant source of our net interest income, loans, and deposits. Mortgage Warehousing has grown to fund over

Merchants Bancorp

$20 billion of loan principal annually since 2015, exceeded $111 billion in 2020, and funded $38.5 million through the six months ended June 30, 2021. Mortgage Warehousing also provides commercial loans and collects deposits related to the mortgage escrow accounts of its customers.

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

For the three months ended June 30, 2021 and 2020, we had total net income of $51.4 million and $41.2 million, respectively, and for the six months ended June 30, 2021 and 2020, we had total net income of $113.4 million and $65.7 million, respectively. Net income for our three segments for the respective periods was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Multi-family Mortgage Banking	$10,971	$3,651	$22,932	$9,050
Mortgage Warehousing	21,448	27,712	50,631	40,149
Banking	21,741	11,812	44,766	19,762
Other	(2,743)	(2,013)	(4,929)	(3,216)

Total	$51,417	$41,162	$113,400	$65,745

Multi-family Mortgage Banking.

Comparison of results for the three months ended June 30, 2021 and 2020:

The Multi-family Mortgage Banking segment reported net income of $11.0 million for the three months ended June 30, 2021, an increase of $7.3 million, or 200%, from the $3.7 million net income reported for the three months ended June 30, 2020. The growth was primarily due to a $16.2 million increase in noninterest income from gain on sale of loans.

Partially offsetting the increase in gain on sale of loans was a $6.2 million increase in noninterest expenses, primarily due to an increase in salaries and employee benefits, including commissions, to support higher loan production volumes, in addition to a $2.7 million increase in the provision for income taxes associated with higher pre-tax income compared to the three months ended June 30, 2020.

The three months ended June 30, 2021 included a $0.1 million positive fair value adjustment to mortgage servicing rights in noninterest income, compared with a $0.8 million negative adjustment for the three months ended June 30, 2020.

Merchants Bancorp

The volume of loans originated and acquired for sale in the secondary market increased by $474.1 million, or 260%, to $656.2 million, for the three months ended June 30, 2021 compared to $182.1 million for the three months ended June 30, 2020.

Comparison of results for the six months ended June 30, 2021 and 2020:

The Multi-family Mortgage Banking segment reported net income of $22.9 million for the six months ended June 30, 2021, an increase of $13.9 million, or 153%, from the $9.1 million of net income reported for the six months ended June 30, 2020. The growth was primarily due to a $32.1 million increase in noninterest income from a $22.2 million increase in gain on sale of loans, and a $9.3 million increase in loan servicing fees.

Partially offsetting the increase in noninterest income was a $12.3 million increase in noninterest expenses, primarily due to an increase in salaries and employee benefits, including commissions, to support higher loan production volumes, in addition to a $5.7 million increase in the provision for income taxes associated with significantly higher pre-tax income compared to the six months ended June 30, 2020.

The six months ended June 30, 2021 included a $2.3 million positive fair value adjustment to mortgage servicing rights in noninterest income, compared with a $7.3 million negative adjustment for the six months ended June 30, 2020.

The volume of loans originated and acquired for sale in the secondary market increased by $382.9 million, or 39%, to $1.4 billion, for the six months ended June 30, 2021 compared to $992.7 million for the six months ended June 30, 2020.

Mortgage Warehousing.

Comparison of results for the three months ended June 30, 2021 and 2020:

The Mortgage Warehousing segment reported net income for the three months ended June 30, 2020 of $21.4 million, a decrease of $6.3 million, or 23%, over the $27.7 million reported for the three months ended June 30, 2020. The lower net income was primarily due to a $6.7 million, decrease in net interest income after provision for loan losses, reflecting lower net interest income as warehouse lines of credit and loans held for sale declined, which reflected our efforts to actively manage asset levels, while remaining well capitalized. The volume of loans funded during the three months ended June 30, 2021 amounted to $17.3 billion, a decrease of $11.2 billion, or 39%, compared to the same period in 2020. This compared to the 13% industry increase in single-family residential loan volumes from the three months ended June 30, 2021 to the three months ended June 30, 2020, according to the Mortgage Bankers Association. Also contributing to the decrease in net income for the three months ended June 30, 2021 compared to the prior year’s period was a $2.5 million, decrease in noninterest income, reflecting lower mortgage warehouse fees.

Comparison of results for the six months ended June 30, 2021 and 2020:

The Mortgage Warehousing segment reported net income for the six months ended June 30, 2021 of $50.6 million, an increase of $10.5 million, or 26%, over the $40.1 million reported for the six months ended June 30, 2020. The higher net income was primarily due to a $14.4 million increase in net interest income after provision for loan losses, associated with a decrease in funding costs that offset lower interest income from lower loan volume. The volume of loans funded during the six months ended June 30, 2021 amounted to $38.5 billion, a decrease of $6.9 billion, or 15%, compared to the same period in 2020. This compared to the 44% industry increase in single-family residential loan volumes from the six months ended June 30, 2021 to the six months ended June 30, 2020, according to the Mortgage Bankers Association. Partially offsetting the increase in net interest income after provision for loan losses was a $3.7 million increase in the provision for income taxes associated with a 26% higher pre-tax income.

Merchants Bancorp

Banking.

Comparison of results for the three months ended June 30, 2021 and 2020:

The Banking segment reported net income of $21.7 million for the three months ended June 30, 2021, an increase of $9.9 million, or 84%, over the three months ended June 30, 2020. The increase was primarily due to an $21.3 million increase in net interest income after provision for loan losses, associated with higher loan volume. Partially offsetting the increase in net interest income after provision for loan losses was a $6.6 million decrease in noninterest income from lower gains on sale of loans. Also, partially offsetting the increase in net interest income after provision for loan losses was a $3.4 million increase in the provision for income tax associated with a 84% increase in pre-tax income.

The three months ended June 30, 2021 included a positive fair market value adjustment of $0.6 million on single-family mortgage servicing rights, compared to a positive fair market value adjustment of $0.3 million for the three months ended June 30, 2020.

Comparison of results for the six months ended June 30, 2021 and 2020:

The Banking segment reported net income of $44.8 million for the six months ended June 30, 2021, an increase of $25.0 million, or 127%, over the six months ended June 30, 2020. The increase was primarily due to a $36.0 million increase in net interest income after provision for loan losses, associated with higher volume. Partially offsetting this increase was a $8.6 million increase in the provision for income taxes associated with a 127% higher pre-tax income.

The six months ended June 30, 2021 included a positive fair market value adjustment of $5.3 million on single-family mortgage servicing rights, compared to a positive fair market value adjustment of $0.3 million for the six months ended June 30, 2020.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $270.6 million and $(2.0) billion for the six months ended June 30, 2021 and 2020, respectively. Net cash provided by (used in) investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $(165.7) million and $(1.1) billion for the six months ended June 30, 2021 and 2020, respectively. Net cash provided by financing activities, which is comprised primarily of net change in deposits, borrowings and preferred stock offerings, was $117.4 million and $3.0 billion for the six months ended June 30, 2021 and 2020, respectively.

At June 30, 2021, we had $1.7 billion in outstanding commitments to extend credit that are subject to credit risk and $3.4 billion outstanding commitments subject to certain performance criteria and cancellation by the Company, including loans pending closing, unfunded construction draws, and unfunded lines of warehouse credit. We anticipate that we will have sufficient funds available to meet our current loan origination commitments.

Merchants Bancorp

Within our role as a multi-family mortgage servicer for other banks and investors, we may be obligated to remit principal and interest payments to investors on certain loans regardless of the borrower’s ability to make payments, which could become more likely as a result of the COVID-19 pandemic. If there are situations where a borrower is granted a forbearance, the Company believes it has sufficient liquidity to cover these required advances. We have not received any requests for forbearance in our multi-family portfolio that is serviced for others as of June 30, 2021 but remain confident in our ability to fund potential advances we may be required to make as a result of the COVID-19 pandemic.

Certificates of deposit that are scheduled to mature in less than one year from June 30, 2021 totaled $381.3 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances, the Federal Reserve discount window, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

At June 30, 2021, based on available collateral, we had $3.3 billion in unused lines of credit with the FHLB and the Federal Reserve discount window. While the amounts available fluctuate daily, we also had an additional $325.0 million of borrowing capacity through our membership in the AFX as of June 30, 2021. This liquidity enhances the ability to effectively manage interest expense and asset levels in the future. The Company began utilizing the PPPLF and the Federal Reserve discount window during 2020, and AFX during the six months ended June 30, 2021.

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

Shareholders’ Equity. Shareholders’ equity was $1.1 billion as of June 30, 2021, compared to $810.6 million as of December 31, 2020. The $248.4 million increase resulted primarily from the 6% Series C preferred stock offerings that raised $191.1 million in new capital, net of $5.1 million in offering costs.

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

Merchants Bancorp

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

On April 15, 2021, all 41,625 shares of the 8% Preferred Stock were redeemed for $41.6 million, plus unpaid dividends of $139,000.

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

On May 6, 2021, our 8% Preferred Stock shareholders participated in a private offering to replace their redeemed 8% Preferred shares with Series C Preferred Stock. Accordingly, 46,181 shares (1,847,233 depositary shares) of Series C Preferred Stock were issued at a price of $25 per depositary share. The total capital raised from the private offering was $46.2 million, net of $23,000 in expenses.

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

Common Shares/Dividends. As of June 30, 2021, the Company had 28,783,599 common shares issued and outstanding. In February 2021, the Board declared quarterly dividends at an annual rate of $0.36 per share.

Merchants Bancorp

Capital Adequacy.

The following tables present the Company’s capital ratios at June 30, 2021 and December 31, 2020:

			Minimum Amount
			To Be Well
	Actual		Capitalized(1)
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
June 30, 2021
CBLR (Tier 1) capital(1) (to average assets)
(i.e., CBLR - leverage ratio)
Company	$1,041,631	10.9%	$810,065	> 8.5%
Merchants Bank	1,001,502	10.8%	786,534	> 8.5%
FMBI	26,691	9.6%	23,613	> 8.5%
(1)	As defined by regulatory agencies.

			Minimum Amount
			To Be Well
	Actual		Capitalized(1)
	Amount	Ratio	Amount	Ratio

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

Merchants Bancorp

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

Management believes, as of June 30, 2021 and December 31, 2020, that the Company, Merchants Bank, and FMBI met all the regulatory capital adequacy requirements with CBLR to be classified as well-capitalized, and management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s, Merchants Bank’s, or FMBI’s category.

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

The following table presents NII at Risk for Merchants Bank as of June 30, 2021 and December 31, 2020.

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
June 30, 2021:
Dollar change	$(17,336)	$(21,738)	$26,710	$65,538
Percent change	(6.8)%	(8.5)%	10.4%	25.6%

December 31, 2020:
Dollar change	$(11,899)	$(10,651)	$21,027	$50,305
Percent change	(4.5)%	(4.0)%	8.0%	19.1%

Our interest rate risk management policy limits the change in our net interest income to 20% for a +/- 100 basis point move in interest rates, and 30% for a +/- 200 basis point move in rates. At June 30, 2021 we estimated that we are within policy limits set by our board of directors for the -200, -100, +100, and +200 basis point scenarios.

The EVE results for Merchants Bank included in the following table reflect the analysis used quarterly by management. It models immediate -200, -100, +100 and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
June 30, 2021:
Dollar change	$(5,213)	$17,799	$(34,068)	$(37,328)
Percent change	(0.5)%	1.8%	(3.5)%	(3.8)%

December 31, 2020:
Dollar change	$100,236	$113,045	$(20,958)	$(27,259)
Percent change	12.8%	14.4%	(2.7)%	(3.5)%

Our interest rate risk management policy limits the change in our EVE to 15% for a +/- 100 basis point move in interest rates, and 20% for a +/- 200 basis point move in rates. We are within policy limits set by our board of directors for the -200, -100, +100 and +200 basis point scenarios. The EVE reported at June 30, 2021 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective.

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

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any purchase of any shares of any class of its equity securities that is registered pursuant to Section 12 of the Exchange Act. However, on April 15, 2021, all 41,625 shares of the Company’s 8% Preferred Stock were redeemed for $41.6 million, plus unpaid dividends of $139,000. On May 6, 2021 the 8% Preferred Shareholders participated in a private offering to replace their redeemed shares with 6% Series C Preferred Stock. The details of that private offering were provided in the Current Report on Form 8-K filed by the Company on May 10, 2021.

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

Merchants Bancorp

Date:	August 9, 2021	By:	/s/ Michael F. Petrie
Michael F. Petrie
Chairman & Chief Executive Officer

Date:	August 9, 2021	By:	/s/ John F. Macke
John F. Macke Chief Financial Officer
(Principal Financial & Accounting Officer)