Form 10-Q
period 2021-09-30
Merchants Bancorp
filed 2021-11-08
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 1, 2021, the latest practicable date, 28,785,374 shares of the registrant’s common stock, without par value, were issued and outstanding.

Merchants Bancorp

Part I – Financial Information

Item 1. Financial Statements

Merchants Bancorp

Condensed Consolidated Balance Sheets

September 30, 2021 (Unaudited) and December 31, 2020

(In thousands, except share data)

	September 30,	December 31,
	2021	2020
Assets
Cash and due from banks	$14,352	$10,063
Interest-earning demand accounts	788,224	169,665
Cash and cash equivalents	802,576	179,728
Securities purchased under agreements to resell	5,923	6,580
Mortgage loans in process of securitization	634,027	338,733
Available for sale securities	301,119	269,802
Federal Home Loan Bank (FHLB) stock	70,767	70,656
Loans held for sale (includes $26,296 and $40,044, respectively at fair value)	3,453,279	3,070,154
Loans receivable, net of allowance for loan losses of $29,134 and $27,500, respectively	5,431,227	5,507,926
Premises and equipment, net	31,423	29,761
Servicing rights	105,473	82,604
Interest receivable	21,894	21,770
Goodwill	15,845	15,845
Intangible assets, net	1,843	2,283
Other assets and receivables	76,637	49,533
Total assets	$10,952,033	$9,645,375
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$824,118	$853,648
Interest-bearing	8,123,201	6,554,418
Total deposits	8,947,319	7,408,066
Borrowings	809,136	1,348,256
Deferred and current tax liabilities, net	21,681	20,405
Other liabilities	64,019	58,027
Total liabilities	9,842,155	8,834,754
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 50,000,000 shares
Issued and outstanding - 28,785,374 shares at September 30, 2021 and 28,747,083 shares at December 31, 2020	137,200	135,857
Preferred stock, without par value - 5,000,000 total shares authorized
8% Preferred stock - $1,000 per share liquidation preference
Authorized - 50,000 shares
Issued and outstanding - 0 shares at September 30, 2021 and 41,625 shares at December 31, 2020	—	41,581
7% Series A Preferred stock - $25 per share liquidation preference
Authorized - 3,500,000 shares
Issued and outstanding - 2,081,800 shares	50,221	50,221
6% Series B Preferred stock - $1,000 per share liquidation preference
Authorized - 125,000 shares
Issued and outstanding - 125,000 shares (equivalent to 5,000,000 depositary shares)	120,844	120,844
6% Series C Preferred stock - $1,000 per share liquidation preference
Authorized - 250,000 shares
Issued and outstanding - 196,181 shares at September 30, 2021 (equivalent to 7,847,233 depositary shares)	191,084	—
Retained earnings	610,267	461,744
Accumulated other comprehensive income	262	374
Total shareholders' equity	1,109,878	810,621
Total liabilities and shareholders' equity	$10,952,033	$9,645,375

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Income (Unaudited)

For the Three and Nine Months Ended September 30, 2021 and 2020

(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest Income
Loans	$72,924	$71,857	$216,717	$189,400
Mortgage loans in process of securitization	2,868	3,250	8,728	8,580
Investment securities:
Available for sale - taxable	1,115	431	2,302	2,725
Available for sale - tax exempt	12	37	32	112
Federal Home Loan Bank stock	190	531	966	1,217
Other	205	152	556	2,845
Total interest income	77,314	76,258	229,301	204,879
Interest Expense
Deposits	6,981	9,104	19,764	45,132
Borrowed funds	1,452	1,832	4,286	4,838
Total interest expense	8,433	10,936	24,050	49,970
Net Interest Income	68,881	65,322	205,251	154,909
Provision for loan losses	1,079	2,981	2,427	7,724
Net Interest Income After Provision for Loan Losses	67,802	62,341	202,824	147,185
Noninterest Income
Gain on sale of loans	29,013	29,498	82,755	67,748
Loan servicing fees, net	5,313	(643)	14,991	(4,870)
Mortgage warehouse fees	2,732	6,833	9,927	15,054
Gains on sale of investments available for sale (includes $0, $441, $0 and $441, respectively, related to accumulated other comprehensive earnings reclassifications)	—	441	—	441
Other income	3,213	2,528	9,389	6,374
Total noninterest income	40,271	38,657	117,062	84,747
Noninterest Expense
Salaries and employee benefits	20,197	16,567	60,340	42,635
Loan expenses	1,734	2,944	6,178	6,147
Occupancy and equipment	1,861	1,420	5,296	4,295
Professional fees	901	712	2,102	2,007
Deposit insurance expense	664	1,404	1,986	5,041
Technology expense	1,169	903	3,077	2,229
Other expense	2,946	2,434	8,760	6,605
Total noninterest expense	29,472	26,384	87,739	68,959
Income Before Income Taxes	78,601	74,614	232,147	162,973
Provision for income taxes (includes $0, $(97), $0, and $(97), respectively, related to income tax (expense)/benefit for reclassification items)	20,098	19,612	60,244	42,226
Net Income	$58,503	$55,002	$171,903	$120,747
Dividends on preferred stock	(5,729)	(3,618)	(15,145)	(10,855)
Net Income Allocated to Common Shareholders	52,774	51,384	156,758	109,892
Basic Earnings Per Share	$1.83	$1.79	$5.45	$3.82
Diluted Earnings Per Share	$1.83	$1.79	$5.43	$3.82
Weighted-Average Shares Outstanding
Basic	28,784,197	28,745,614	28,779,745	28,741,395
Diluted	28,876,503	28,778,462	28,867,125	28,766,756

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three and Nine Months Ended September 30, 2021 and 2020

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Income	$58,503	$55,002	$171,903	$120,747
Other Comprehensive Income (Loss):
Net change in unrealized gains/(losses) on investment securities available for sale, net of tax (expense)/benefits of $(96), $(22), $34 and $(91), respectively	266	43	(112)	293
Less: Reclassification adjustment for gains included in net income, net of tax (expense)/benefits of $0, $(97), $0, and $(97), respectively	—	344	—	344
Other comprehensive income (loss) for the period	266	(301)	(112)	(51)
Comprehensive Income	$58,769	$54,701	$171,791	$120,696

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three and Nine Months Ended September 30, 2021 and 2020

(In thousands, except share data)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021		2020		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance beginning of period	28,783,599	$136,836	28,745,614	$135,949	28,747,083	$135,857	28,706,438	$135,640
Distribution to employee stock ownership plan	-	-	-	-	19,433	537	-	-
Shares issued for stock compensation plans, net of taxes withheld to satisfy employee tax obligations	1,775	364	-	154	18,858	806	39,176	463
Balance end of period	28,785,374	137,200	28,745,614	136,103	28,785,374	137,200	28,745,614	136,103

8% Preferred Stock
Balance beginning of period	-	-	41,625	41,581	41,625	41,581	41,625	41,581
Redemption of 8% preferred stock	-	-	-	-	(41,625)	(41,581)	-	-
Balance end of period	-	-	41,625	41,581	-	-	41,625	41,581

7% Series A Preferred Stock
Balance at beginning and end of period	2,081,800	50,221	2,081,800	50,221	2,081,800	50,221	2,081,800	50,221

6% Series B Preferred Stock
Balance at beginning and end of period	125,000	120,844	125,000	120,844	125,000	120,844	125,000	120,844

6% Series C Preferred Stock
Balance beginning of period	196,181	191,084	-	-	-	-	-	-
Issuance of 6% Series C preferred stock, net of $5.1 million in offering expenses	-	-	-	-	150,000	144,926	-	-
Private issuance of 6% Series C preferred stock, net of $23 in offering expenses	-	-	-	-	46,181	46,158	-	-
Balance end of period	196,181	191,084	-	-	196,181	191,084	-	-

Retained Earnings
Balance beginning of period		560,083		358,895		461,744		304,984
Net income		58,503		55,002		171,903		120,747
Dividends on 8% preferred stock, $80.00 per share, annually		-		(832)		(833)		(2,498)
Final dividend for redemption of 8% preferred stock, $3.33 per share		-		-		(139)		-
Dividends on 7% Series A preferred stock, $1.75 per share, annually		(911)		(911)		(2,732)		(2,732)
Dividends on 6% Series B preferred stock, $60.00 per share, annually		(1,875)		(1,875)		(5,625)		(5,625)
Dividends on 6% Series C preferred stock, $60.00 per share, annually		(2,943)		-		(5,816)		-
Dividends on common stock, $0.36 per share, annually in 2021 and $0.32 per share, annually in 2020		(2,590)		(2,300)		(7,771)		(6,897)
Deconsolidation of entities		-		-		(419)		-
Redemption of 8% preferred stock		-		-		(45)		-
Balance end of period		610,267		407,979		610,267		407,979

Accumulated Other Comprehensive Income
Balance beginning of period		(4)		708		374		458
Other comprehensive income (loss)		266		(301)		(112)		(51)
Balance end of period		262		407		262		407

Total shareholders' equity		$1,109,878		$757,135		$1,109,878		$757,135

See notes to condensed consolidated financial statements

Merchants Bancorp

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2021 and 2020

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities:
Net income	$171,903	$120,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,616	1,409
Provision for loan losses	2,427	7,724
Gain on sale of securities	—	(441)
Gain on sale of loans	(82,755)	(67,748)
Proceeds from sales of loans	44,276,199	63,058,544
Loans and participations originated and purchased for sale	(44,463,275)	(64,230,337)
Change in servicing rights for paydowns and fair value adjustments	526	13,021
Net change in:
Mortgage loans in process of securitization	(295,294)	(104,830)
Other assets and receivables	(1,209)	(20,576)
Other liabilities	3,007	12,314
Other	(980)	1,947
Net cash (used in) operating activities	(387,835)	(1,208,226)
Investing activities:
Net change in securities purchased under agreements to resell	657	107
Purchases of available for sale securities	(195,206)	(434,331)
Proceeds from the sale of available for sale securities	34,469	4,347
Proceeds from calls, maturities and paydowns of available for sale securities	128,502	441,181
Purchases of loans	(312,992)	(236,358)
Net change in loans receivable	(16,240)	(1,614,787)
Proceeds from sale of loans receivable	262,086	—
Purchase of FHLB stock	(111)	(50,854)
Proceeds from sale of FHLB stock	—	567
Proceeds from sale of servicing rights	438	—
Purchases of premises and equipment	(3,281)	(1,430)
Cash (paid) received in deconsolidation of subsidiary	(464)	—
Purchase of limited partnership interests and other tax credits	(12,149)	(2,074)
Other investing activities	404	(730)
Net cash (used in) investing activities	(113,887)	(1,894,362)
Financing activities:
Net change in deposits	1,537,148	1,606,572
Proceeds from borrowings	28,803,270	31,577,468
Repayment of borrowings	(29,342,391)	(30,143,465)
Proceeds from notes payable	—	2,759
Proceeds from issuance of preferred stock	191,084	—
Redemption of preferred stock	(41,625)	—
Payments of contingent consideration	—	(501)
Dividends	(22,916)	(17,752)
Net cash provided by financing activities	1,124,570	3,025,081
Net Change in Cash and Cash Equivalents	622,848	(77,507)
Cash and Cash Equivalents, Beginning of Period	179,728	506,709
Cash and Cash Equivalents, End of Period	$802,576	$429,202
Additional Cash Flows Information:
Interest paid	$23,049	$57,940
Income taxes paid	57,692	35,522
Transfer of loans from loans receivable to loans held for sale	131,563	—
Deconsolidation of debt fund entities	See Note 1	—

See notes to condensed consolidated financial statements.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Merchants Bancorp, a registered bank holding company (the “Company”) and its wholly owned subsidiaries, Merchants Bank of Indiana (“Merchants Bank”), Farmers-Merchants Bank of Illinois (“FMBI”) and Merchants Asset Management, LLC (“MAM”). Merchants Bank’s primary operating subsidiaries include Merchants Capital Corp. (‘MCC”), Merchants Capital Servicing, LLC (“MCS”), and Merchants Capital Investments, LLC (“MCI”). All direct and indirectly owned subsidiaries owned by Merchants Bancorp are collectively referred to as the “Company”.

The accompanying unaudited condensed consolidated balance sheet of the Company as of December 31, 2020, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020, were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2020 in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of September 30, 2021 and the results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. All interim amounts have not been audited and the results of operations for the three and nine months ended September 30, 2021, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of and for the period ended September 30, 2021 and 2020 include results from the Company, and its wholly owned subsidiaries, Merchants Bank, FMBI and MAM. Also included are Merchants Bank’s primary operating subsidiaries, MCC, MCS and MCI, as well as all 100% directly and indirectly owned subsidiaries owned by Merchants Bancorp.

In addition, when the Company makes an equity investment in an entity for which it holds a variable interest, it is evaluated for consolidation requirements under Accounting Standards Update of Topic 810. Accordingly, the entity is assessed for potential consolidation under the variable interest entity (“VIE”) model and would only consolidate those entities for which it is a primary beneficiary. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the entity, and an interest that could be significant to the entity. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size and form of our involvement with the entity are evaluated. Alternatively, under the voting interest model, it would only consolidate those entities for which it has a controlling interest. Because the variable interest investments held by the Company as of September 30, 2021 are not deemed to be primary beneficiaries or controlling interests, the entities are not consolidated and the equity method or proportional method of accounting has been applied. The Company will analyze whether its entities are the primary beneficiary on an ongoing basis. Changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment. See Note 5: Variable Interest Entities (VIEs) for additional information about VIEs.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Deconsolidation

The unaudited condensed consolidated financial statements included consolidated results from certain entities primarily involved in single-family debt financing until January 30, 2021, while the Company was deemed to be a primary beneficiary. On February 1, 2021, the Company’s debt fund entities were restructured in such a way that its ownership and participation was significantly reduced with the inclusion of additional, unrelated investors and the Company was no longer classified as a primary beneficiary.  Accordingly, results from these entities were no longer consolidated after this date, in accordance with the consolidation guidelines of the Accounting Standards Update of Topic 810.

Following the deconsolidation, the carrying value of assets and liabilities of these entities were removed from the consolidated balance sheet, and the continuing investments were recorded at fair value at the date of deconsolidation. The total amount deconsolidated from the balance sheet included net assets of approximately $10 million, consisting primarily of $66.6 million in loans receivable, and $52.7 million in borrowings with Merchants Bank that was previously eliminated in consolidation.  The fair value of its continuing investments was approximately $10 million on the deconsolidation date and has been reported in Other Assets after deconsolidation. The estimated fair value was determined based on third-party evaluations of similar assets in the underlying business. The difference between the fair value of these deconsolidated entities and their carrying value was deemed to be immaterial, resulting in no gain or loss on deconsolidation. These continuing investments after deconsolidation are classified as variable interest entities, have not been consolidated, and are accounted for under the equity method of accounting. See Note 5: Variable Interest Entities (VIEs) for additional information about VIEs.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, servicing rights and fair values of financial instruments. The uncertainties related to the COVID-19 pandemic could cause significant changes to these estimates compared to what was known at the time these financial statements were prepared.

Reclassifications

Certain reclassifications may have been made to the 2020 financial statements to conform to the financial statement presentation as of and for the three and nine months ended September 30, 2021. These reclassifications had no effect on net income.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2:   Securities Available For Sale

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities were as follows:

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Available for sale securities:
Treasury notes	$5,002	$7	$3	$5,006
Federal agencies	244,966	1	196	244,771
Municipals	5,929	92	—	6,021
Mortgage-backed - Government-sponsored entity (GSE)	44,889	432	—	45,321
Total available for sale securities	$300,786	$532	$199	$301,119

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Available for sale securities:
Treasury notes	$6,535	$24	$—	$6,559
Federal agencies	234,954	103	17	235,040
Municipals	5,935	90	—	6,025
Mortgage-backed - Government-sponsored entity (GSE)	21,899	279	—	22,178
Total available for sale securities	$269,323	$496	$17	$269,802

Mortgage-backed securities in the table above for September 30, 2021 include securities purchased from Freddie Mac following the loan sale and securitization arrangement with Freddie Mac described in Note 4: Loans and Allowance for Loan Losses. These securities were valued at $24.7 million as of September 30, 2021.

The amortized cost and fair value of available for sale securities at September 30, 2021 and December 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Contractual Maturity	(In thousands)
Within one year	$7,054	$7,054	$6,288	$6,302
After one through five years	247,987	247,822	239,770	239,877
After five through ten years	512	547	515	549
After ten years	344	375	851	896
	255,897	255,798	247,424	247,624
Mortgage-backed - Government-sponsored entity (GSE)	44,889	45,321	21,899	22,178
	$300,786	$301,119	$269,323	$269,802

During the three and nine months ended September 30, 2021 proceeds from sales of $34.5 million securities available for sale were sold, and no gain or loss was recognized. During the three and nine months ended September 30

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2020, proceeds from sales of securities available for sale were $4.3 million, and a net gain of $441,000 was recognized, consisting of $441,000 in gains and $0 of losses.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020:

	September 30, 2021
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Available for sale securities:
Treasury notes	$1,997	$3	$—	$—	$1,997	$3
Federal agencies	219,772	196	—	—	219,772	196
	$221,769	$199	$—	$—	$221,769	$199

December 31, 2020
12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

(In thousands)
Available for sale securities:
Federal agencies	$69,939	$17	$—	$—	$69,939	$17

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

Note 3:   Mortgage Loans in Process of Securitization

Mortgage loans in process of securitization are recorded at fair value with changes in fair value recorded in earnings. These include multi-family rental real estate loan originations to be sold as Government National Mortgage Association (“Ginnie Mae”) mortgage-backed securities and Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) participation certificates, all of which are pending settlement with firm investor commitments to purchase the securities, typically occurring within 30 days. The fair value increases recorded in earnings for mortgage loans in process of securitization totaled $4.9 million and $3.2 million at September 30, 2021 and 2020, respectively.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Loan Sale and Freddie Mac Q Series Securitization

On May 7, 2021, the Company entered into an arrangement through a third-party trust and Freddie Mac, by which a $262.0 million portfolio of multi-family loans were sold to the trust and ultimately securitized through Freddie Mac and sold to investors. The Company purchased two of the securities for a total of $28.7 million. The transfer of these loans was accounted for as a sale for financial reporting purposes, in accordance with ASC 860, and a $676,000 net loss on sale was recognized, which included the impact of establishing a risk share allowance and servicing rights associated with this transaction.

Beyond holding the two securities, the Company’s ongoing involvement in this transaction is limited to customary obligations of loan sales, including any material breach in representation.  In connection with the securitization and purchase of one of the securities, Merchants maintains a first loss position in the underlying loan portfolio not to exceed 10% of the unpaid principal amount of the loans comprising the securitization pool at settlement, or approximately $26.2 million.  Therefore, a reserve of $1.4 million for estimated losses was established with respect to the first loss obligation at May 7, 2021, which was included in other liabilities on the consolidated balance sheets.  These estimated losses were consistent with the amount in allowance for loan losses that was released when the loans were sold. If the Company sells one of the securities, this first loss obligation would be eliminated.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

 Loan Portfolio Summary

Loans receivable at September 30, 2021 and December 31, 2020 include:

	September 30,	December 31,
	2021	2020

	(In thousands)

Mortgage warehouse lines of credit	$891,605	$1,605,745
Residential real estate	828,950	678,848
Multi-family and healthcare financing	3,244,442	2,749,020
Commercial and commercial real estate	391,562	387,294
Agricultural production and real estate	92,113	101,268
Consumer and margin loans	11,689	13,251
	5,460,361	5,535,426
Less:
Allowance for loan losses	29,134	27,500

Loans Receivable	$5,431,227	$5,507,926

In response to the COVID-19 global pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) established the Paycheck Protection Program (“PPP”) to provide loans for eligible business/not-for-profits. These loans qualify for forgiveness when used for qualifying expenses during the appropriate period. Loans funded through the PPP are fully guaranteed by the U.S. government. Commercial and commercial real estate loans at September 30, 2021 and December 31, 2020 include PPP loans with principal balances of $13.0 million and $60.2 million, respectively, that had not yet been forgiven. As of September 30, 2021, only 12% of the $104.7 million total PPP loans granted were yet to be forgiven.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Commercial Lending and Commercial Real Estate Loans (CML & CRE): The commercial lending and commercial real estate portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions, as well as loans to commercial customers to finance land and improvements. It also includes loans collateralized by servicing rights and loan sale proceeds of mortgage warehouse customers. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations. PPP loans and Small Business Association (“SBA”) loans are included in this category.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present, by loan portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2021 and 2020 and the recorded investment in loans and impairment method as of September 30, 2021:

	At or For the Three Months Ended September 30, 2021
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of period	$2,935	$3,969	$15,782	$5,239	$611	$160	$28,696
Provision (credit) for loan losses	(705)	105	1,429	296	(2)	(44)	1,079
Loans charged to the allowance	—	—	—	(650)	—	—	(650)
Recoveries of loans previously charged off	—	—	—	—	—	9	9
Balance, end of period	$2,230	$4,074	$17,211	$4,885	$609	$125	$29,134
Ending balance: individually evaluated for impairment	$—	$—	$—	$1,175	$—	$—	$1,175
Ending balance: collectively evaluated for impairment	$2,230	$4,074	$17,211	$3,710	$609	$125	$27,959
Loans
Ending balance	$891,605	$828,950	$3,244,442	$391,562	$92,113	$11,689	$5,460,361
Ending balance individually evaluated for impairment	$—	$780	$36,760	$6,416	$158	$6	$44,120
Ending balance collectively evaluated for impairment	$891,605	$828,170	$3,207,682	$385,146	$91,955	$11,683	$5,416,241

	For the Three Months Ended September 30, 2020
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of period	$3,203	$2,310	$9,878	$4,343	$610	$153	$20,497
Provision (credit) for loan losses	874	504	1,566	13	21	3	2,981
Loans charged to the allowance	—	—	—	(94)	—	(10)	(104)
Recoveries of loans previously charged off	—	—	—	62	—	—	62
Balance, end of period	$4,077	$2,814	$11,444	$4,324	$631	$146	$23,436

	For the Nine Months Ended September 30, 2021
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of period	$4,018	$3,334	$14,731	$4,641	$636	$140	$27,500
Provision for loan losses	(1,788)	742	2,480	1,046	(27)	(26)	2,427
Loans charged to the allowance	—	(2)	—	(802)	—	(6)	(810)
Recoveries of loans previously charged off	—	—	—	—	—	17	17
Balance, end of period	$2,230	$4,074	$17,211	$4,885	$609	$125	$29,134

	For the Nine Months Ended September 30, 2020
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of period	$1,913	$2,042	$7,018	$4,173	$523	$173	$15,842
Provision (credit) for loan losses	2,164	772	4,426	270	108	(16)	7,724
Loans charged to the allowance	—	—	—	(225)	—	(11)	(236)
Recoveries of loans previously charged off	—	—	—	106	—	—	106
Balance, end of period	$4,077	$2,814	$11,444	$4,324	$631	$146	$23,436

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

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Special Mention (Watch)	$—	$823	$78,979	$3,652	$3,942	$4	$87,400
Special Mention (Watch) - COVID-19 Deferrals	—	77	185	—	—	—	262
Substandard	—	780	36,760	6,416	158	6	44,120
Acceptable and Above	891,605	827,270	3,128,518	381,494	88,013	11,679	5,328,579
Total	$891,605	$828,950	$3,244,442	$391,562	$92,113	$11,689	$5,460,361

	December 31, 2020
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Special Mention (Watch)	$222	$853	$145,050	$2,620	$4,160	$34	$152,939
Special Mention (Watch) - COVID-19 Deferrals	—	383	185	110	—	—	678
Substandard	—	2,761	—	9,591	2,100	12	14,464
Acceptable and Above	1,605,523	674,851	2,603,785	374,973	95,008	13,205	5,367,345
Total	$1,605,745	$678,848	$2,749,020	$387,294	$101,268	$13,251	$5,535,426

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year.

Delinquent Loans

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2021 and December 31, 2020. There were 3 loans totaling $37.0 million at September 30, 2021 that have

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

been modified in accordance with the CARES Act and therefore not classified as delinquent.  These loans have been granted extended dates to make payments and no payments were due as of September 30, 2021.

	September 30, 2021
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$891,605	$891,605
RES RE	377	196	141	714	828,236	828,950
MF RE	—	—	—	—	3,244,442	3,244,442
CML & CRE	361	46	2,224	2,631	388,931	391,562
AG & AGRE	103	—	—	103	92,010	92,113
CON & MAR	1	34	20	55	11,634	11,689
	$842	$276	$2,385	$3,503	$5,456,858	$5,460,361

	December 31, 2020
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$1,605,745	$1,605,745
RES RE	364	80	630	1,074	677,774	678,848
MF RE	—	36,760	—	36,760	2,712,260	2,749,020
CML & CRE	608	76	3,582	4,266	383,028	387,294
AG & AGRE	3,769	—	1,934	5,703	95,565	101,268
CON & MAR	7	—	19	26	13,225	13,251
	$4,748	$36,916	$6,165	$47,829	$5,487,597	$5,535,426

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in TDRs.

Impaired Loans

The following tables present impaired loans and specific valuation allowance information based on class level as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$780	$36,760	$4,455	$158	$6	$42,159
Unpaid principal balance	—	780	36,760	4,455	158	6	42,159
Impaired loans with a specific allowance:
Recorded investment	—	—	—	1,961	—	—	1,961
Unpaid principal balance	—	—	—	1,961	—	—	1,961
Specific allowance	—	—	—	1,175	—	—	1,175
Total impaired loans:
Recorded investment	—	780	36,760	6,416	158	6	44,120
Unpaid principal balance	—	780	36,760	6,416	158	6	44,120
Specific allowance	—	—	—	1,175	—	—	1,175

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

The following tables present by portfolio class, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine month periods ended September 30, 2021 and 2020:

	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Three Months Ended September 30, 2021
Average recorded investment in impaired loans	$—	$595	$9,190	$6,731	$158	$6	$16,680
Interest income recognized	—	30	—	82	—	—	112

Three Months Ended September 30, 2020
Average recorded investment in impaired loans	$—	$2,892	$—	$10,061	$2,231	$14	$15,198
Interest income recognized	—	7	—	90	—	—	97

	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Nine Months Ended September 30, 2021
Average recorded investment in impaired loans	$—	$1,885	$7,352	$7,307	$747	$7	$17,298
Interest income recognized	—	57	—	341	—	—	398

Nine Months Ended September 30, 2020
Average recorded investment in impaired loans	$138	$2,892	$—	$9,747	$1,506	$17	$14,300
Interest income recognized	—	42	—	305	—	1	348

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nonperforming Loans

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at September 30, 2021 and December 31, 2020.

	September 30,		December 31,
	2021		2020
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing

	(In thousands)
RES RE	$472	$16	$578	$69
CML & CRE	2,174	50	2,052	1,240
AG & AGRE	158	—	181	2,181
CON & MAR	6	14	12	8

	$2,810	$80	$2,823	$3,498

No troubled loans were restructured during the three or nine months ended September 30, 2021 or 2020. No restructured loans defaulted during the three or nine months ended September 30, 2021 or 2020. Loan modifications or forbearances related to the COVID-19 pandemic will generally not be considered TDRs.

The CARES Act included several provisions designed to help financial institutions like the Company in working with their customers. Section 4013 of the CARES Act, as extended, allows a financial institution to elect to suspend generally accepted accounting principles and regulatory determinations with respect to qualifying loan modifications related to COVID-19 that would otherwise be categorized as a TDR until January 1, 2022. The Company has taken advantage of this provision to extend certain payment modifications to loan customers in need. As of September 30, 2021, the Company has $37.0 million of outstanding loans that were modified during 2020 or 2021 under the CARES Act guidance, that remain on modified terms. The Company modified other loans under the guidance that have since returned to normal repayment status as of September 30, 2021.

There were no residential loans in process of foreclosure as of September 30, 2021 and 2020.

Note 5:   Variable Interest Entities (VIEs)

A VIE is a corporation, partnership, limited liability company, or any other legal structure used to conduct activities or hold assets generally that either:

●	Does not have equity investors with voting rights that can directly or indirectly make decisions about the entity’s activities through those voting rights or similar rights; or
●	Has equity investors that do not provide sufficient equity for the entity to finance its activities without additional subordinated financial support.

The Company has invested in single-family and multi-family debt financing entities that are deemed to be VIEs. Accordingly, the entities were assessed for potential consolidation under the VIE model that requires primary beneficiaries to consolidate the entity’s results. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the entity, and an interest that could be significant to the entity. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size and form of our involvement with the entity are evaluated.

At September 30, 2021 the Company determined it was not the primary beneficiary of its VIEs primarily because the Company did not have the obligation to absorb losses or the rights to receive benefits from the VIE that could potentially be significant to the VIE. Evaluation and assessment of VIEs for consolidation is performed on an

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment.

The Company’s maximum exposure to loss associated with its VIEs consists of the capital invested plus any unfunded equity commitments. These investments are recorded in “other assets” and “other liabilities” on our balance sheet. The table below reflects the size of the VIEs as well as our maximum exposure to loss in connection with these investments at September 30, 2021, and December 31, 2020.

Unconsolidated VIEs
	Total	Total	Maximum
Assets ($ in thousands)	Assets	Liabilities	Exposure to Loss

(In thousands)
September 30, 2021
Single-family and multi-family debt financing investments	$25,338	$12,334	$25,163
December 31, 2020
Single-family and multi-family debt financing investments	$—	$—	$—

Note 6:   Borrowings

The Company joined the American Financial Exchange (“AFX”) in January of 2021. During the nine months ended September 30, 2021, the Company utilized unsecured overnight lending arrangements to borrow from other AFX members through extensions of credit. At September 30, 2021, members of the AFX offered a combined borrowing limit of $325.0 million, but availability fluctuates daily. As of September 30, 2021, the outstanding balance was $225.0 million with a rate of 0.07% to 0.08%.  Rates are set daily by participating members and may vary by lending member.

Note 7:   Regulatory Matters

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On December 2, 2020 the Federal Deposit Insurance Corporation (“FDIC”) issued an interim final rule related to COVID-19 as it pertains to eligibility to utilize CBLR. The rule allows organizations with less than $10 billion in total assets as of December 31, 2019, to use the assets on that date to determine the applicability of various regulatory asset thresholds during 2020 and 2021. If total assets exceed $10 billion after the dates provided in the interim rule, the Company is prepared to address the additional regulatory requirements and does not expect it to have significant financial implications.

Management believes, as of September 30, 2021 and December 31, 2020, that the Company, Merchants Bank, and FMBI met all the regulatory capital adequacy requirements with CBLR to be classified as well-capitalized, and management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s, Merchants Bank’s, or FMBI’s category.

As of September 30, 2021 and December 31, 2020, the most recent notifications from the Board of Governors of the Federal Reserve System (“Federal Reserve”) categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank and FMBI as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s, Merchants Bank’s, or FMBI’s category.

The Company’s, Merchants Bank’s, and FMBI’s actual capital amounts and ratios are presented in the following tables.

			Minimum Amount
			To Be Well
	Actual		Capitalized(1)
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
September 30, 2021
CBLR (Tier 1) capital(1) (to average assets)
(i.e., CBLR - leverage ratio)
Company	$1,090,870	10.7%	$866,269	> 8.5%
Merchants Bank	1,052,260	10.6%	840,748	> 8.5%
FMBI	27,714	9.6%	24,538	> 8.5%

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

Note 8: Derivative Financial Instruments

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

The following table presents the notional amount and fair value of interest rate locks and forward contracts utilized by the Company at September 30, 2021 and December 31, 2020.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

September 30, 2021	(In thousands)		(In thousands)
Interest rate lock commitments	$106,948	Other assets/liabilities	$207	$465
Forward contracts	$107,789	Other assets/liabilities	529	16
			$736	$481

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

December 31, 2020	(In thousands)		(In thousands)
Interest rate lock commitments	$412,043	Other assets/liabilities	$6,131	$—
Forward contracts	$304,024	Other assets/liabilities	—	2,682
			$6,131	$2,682

Fair values of these derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the interest rate lock commitment and the balance sheet date. The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)		(In thousands)
Interest rate lock commitments	$(691)	$2,407	$(6,389)	$7,963
Forward contracts (includes pair-off settlements)	(322)	(3,515)	5,785	(7,473)
Net derivative gains (loss)	$(1,013)	$(1,108)	$(604)	$490

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

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)		(In thousands)
September 30, 2021	$105,992	Other assets/liabilities	$1,718	$1,718
December 31, 2020	$82,726	Other assets/liabilities	$3,170	$3,170

If there is a net gain or loss, the gross gains and losses on these derivative assets and liabilities are recorded in Other Noninterest income and Other Noninterest expense in the condensed consolidated statements of income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)		(In thousands)
Gross swap gains	$371	$(289)	$1,452	$3,048
Gross swap losses	(371)	289	(1,452)	(3,048)
Net swap gains (losses)	$—	$—	$—	$—

The Company pledged $3.9 million and $3.9 million in collateral to secure its obligations under swap contracts at September 30, 2021 and December 31, 2020, respectively.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9:   Disclosures about Fair Value of Assets and Liabilities

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2021 and December 31, 2020:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2021
Mortgage loans in process of securitization	$634,027	$—	$634,027	$—
Available for sale securities:
Treasury notes	5,006	5,006	—	—
Federal agencies	244,771	—	244,771	—
Municipals	6,021	—	6,021	—
Mortgage-backed - Government-sponsored entity (GSE)	45,321	—	45,321	—
Loans held for sale	26,296	—	26,296	—
Servicing rights	105,473	—	—	105,473
Derivative assets - interest rate lock commitments	207	—	—	207
Derivative assets - forward contracts	529	—	529	—
Derivative assets - interest rate swaps	1,718	—	1,718	—
Derivative liabilities - interest rate lock commitments	465	—	—	465
Derivative liabilities - forward contracts	16	—	16	—
Derivative liabilities - interest rate swaps	1,718	—	1,718	—

December 31, 2020
Mortgage loans in process of securitization	$338,733	$—	$338,733	$—
Available for sale securities:
Treasury notes	6,559	6,559	—	—
Federal agencies	235,040	—	235,040	—
Municipals	6,025	—	6,025	—
Mortgage-backed - Government-sponsored entity (GSE)	22,178	—	22,178	—
Loans held for sale	40,044	—	40,044	—
Servicing rights	82,604	—	—	82,604
Derivative assets - interest rate lock commitments	6,131	—	—	6,131
Derivative asset - interest rate swap	3,170	—	3,170	—
Derivative liabilities - forward contracts	2,682	—	2,682	—
Derivative liabilities - interest rate swap	3,170	—	3,170	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the nine months ended September 30, 2021 and the year ended December 31, 2020. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Servicing Rights

Servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models having significant inputs of discount rate, prepayment speed, and default rate. Due to the nature of the valuation inputs, servicing rights are classified within Level 3 of the hierarchy.

The Chief Financial Officer’s (CFO) office contracts with a pricing specialist to generate fair value estimates on a quarterly basis. The CFO’s office challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States.

Derivative Financial Instruments

The Company estimates the fair value of interest rate lock commitments based on the value of the underlying mortgage loan, quoted mortgage backed security prices, estimates of the fair value of the servicing rights, and an estimate of the probability that the mortgage loan will fund within the terms of the interest rate lock commitment, net of expenses. With respect to its interest rate lock commitments, management determined that a Level 3 classification was most appropriate based on the various significant unobservable inputs utilized in estimating the fair value of its interest rate lock commitments. The Company estimates the fair value of forward sales commitments based on market quotes of mortgage backed security prices for securities similar to the ones used, which are considered Level 2. The fair value of interest rate swaps is based on prices that are obtained from a third party that uses observable market inputs, thereby supporting a Level 2 classification. Changes in fair value of the Company’s derivative financial instruments are recognized through noninterest income and/or noninterest expenses on its condensed consolidated statement of income.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)		(In thousands)
Servicing rights
Balance, beginning of period	$98,331	$72,889	$82,604	$74,387
Additions
Originated and purchased servicing	7,125	6,462	23,833	14,406
Subtractions
Paydowns	(2,955)	(2,608)	(11,030)	(5,070)
Sales of servicing	—		(438)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	2,972	(971)	10,504	(7,951)
Balance, end of period	$105,473	$75,772	$105,473	$75,772

Derivative Assets - interest rate lock commitments
Balance, beginning of period	$487	$5,742	$6,131	$186
Changes in fair value	(280)	2,408	(5,924)	7,964
Balance, end of period	$207	$8,150	$207	$8,150

Derivative Liabilities - interest rate lock commitments
Balance, beginning of period	$54	$—	$—	$—
Changes in fair value	411	1	465	1
Balance, end of period	$465	$1	$465	$1

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2021 and December 31, 2020.

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
September 30, 2021
Impaired loans (collateral-dependent)	$4,129	$—	$—	$4,129
December 31, 2020
Impaired loans (collateral-dependent)	$4,059	$—	$—	$4,059

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

		Valuation			Weighted
	Fair Value	Technique	Unobservable Inputs	Range	Average
	(In thousands)
At September 30, 2021:
Collateral-dependent impaired loans	$4,129	Market comparable properties	Marketability discount	77%	77%
Servicing rights - Multi-family	$81,661	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	0% - 50%	5%
Servicing rights - Single-family	$21,610	Discounted cash flow	Discount rate	9% - 10%	9%
			Constant prepayment rate	11% - 13%	11%
Servicing rights - SBA	$2,202	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	9% - 44%	12%
Derivative assets - interest rate lock commitments	$207	Discounted cash flow	Loan closing rates	54% - 99%	85%
Derivative liabilities - interest rate lock commitments	$465	Discounted cash flow	Loan closing rates	54% - 99%	85%

At December 31, 2020:
Collateral-dependent impaired loans	$4,059	Market comparable properties	Marketability discount	43%	43%
Servicing rights - Multi-family	$73,569	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	2% - 43%	4%
Servicing rights - Single-family	$9,035	Discounted cash flow	Discount rate	11%	11%
			Constant prepayment rate	8% - 35%	16%
Derivative assets - interest rate lock commitments	$6,131	Discounted cash flow	Loan closing rates	55% - 99%	75%

Sensitivity of Significant Unobservable Inputs

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement, and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Servicing Rights

The most significant unobservable inputs used in the fair value measurement of the Company’s servicing rights are discount rates and constant prepayment rates. These two inputs can drive a significant amount of a market participant’s valuation of servicing rights. Significant increases (decreases) in the discount rate or assumed constant prepayment rates used to value servicing rights would decrease (increase) the value derived.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2021 and December 31, 2020.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Assets	Value	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2021
Financial assets:
Cash and cash equivalents	$802,576	$802,576	$802,576	$—	$—
Securities purchased under agreements to resell	5,923	5,923	—	5,923	—
FHLB stock	70,767	70,767	—	70,767	—
Loans held for sale	3,426,983	3,426,983	—	3,426,983	—
Loans, net	5,431,227	5,389,595	—	—	5,389,595
Interest receivable	21,894	21,894	—	21,894	—
Financial liabilities:
Deposits	8,947,319	8,948,327	7,707,121	1,241,206	—
Short-term subordinated debt	17,000	17,000	—	17,000	—
FHLB advances	556,979	556,992	—	556,992	—
Other borrowing	235,157	235,157	—	235,157	—
Interest payable	2,477	2,477	—	2,477	—

December 31, 2020
Financial assets:
Cash and cash equivalents	$179,728	$179,728	$179,728	$—	$—
Securities purchased under agreements to resell	6,580	6,580	—	6,580	—
FHLB stock	70,656	70,656	—	70,656	—
Loans held for sale	3,030,110	3,030,110	—	3,030,110	—
Loans, net	5,507,926	5,484,824	—	—	5,484,824
Interest receivable	21,770	21,770	—	21,770	—
Financial liabilities:
Deposits	7,408,066	7,410,759	7,051,413	359,346	—
Short-term subordinated debt	14,960	14,960	—	14,960	—
FHLB advances	1,221,071	1,221,870	—	1,221,870	—
Federal Reserve discount window/PPPLF advances	112,225	112,225	—	112,225	—
Interest payable	1,476	1,476	—	1,476	—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10:   Earnings Per Share

Earnings per share were computed as follows:

	Three Month Periods Ended September 30,
	2021			2020
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$58,503			$55,002
Dividends on preferred stock	(5,729)			(3,618)
Net income allocated to common shareholders	$52,774			$51,384
Basic earnings per share		28,784,197	$1.83		28,745,614	$1.79
Effect of dilutive securities-restricted stock awards		92,306			32,848
Diluted earnings per share		28,876,503	$1.83		28,778,462	$1.79

	Nine Month Periods Ended September 30,
	2021			2020
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$171,903			$120,747
Dividends on preferred stock	(15,145)			(10,855)
Net income allocated to common shareholders	$156,758			$109,892
Basic earnings per share		28,779,745	$5.45		28,741,395	$3.82
Effect of dilutive securities-restricted stock awards		87,380			25,361
Diluted earnings per share		28,867,125	$5.43		28,766,756	$3.82

Note 11:   Share-Based Payment Plans

Equity-based incentive awards are currently issued pursuant to the 2017 Equity Incentive Plan (the “2017 Incentive Plan”). Prior to the adoption of the 2017 Incentive Plan, the equity awards issued historically consisted of restricted stock awards issued pursuant to the Incentive Plan for Merchants Bank Executive Officers (the “Prior Incentive Plan”). As of the effective date of the 2017 Equity Incentive Plan, no further awards will be granted under the Prior Incentive Plan. However, any previously outstanding incentive award granted under the Prior Incentive Plan remains subject to the terms of such plan until the time it is no longer outstanding. During the three months ended September 30, 2021 and 2020, the Company did not issue any shares pursuant to awards issued under these plans. During the nine months ended September 30, 2021 and 2020, the Company issued 35,056 and 36,046 shares, respectively, pursuant to plans.

During 2018, the Compensation Committee of the Board of Directors approved a plan for non-executive directors to receive a portion of their annual retainer fees in the form of shares of common stock equal to $10,000, rounded up to the nearest whole share. In January 2021, the Board of Directors amended the plan for nonexecutive directors to receive a portion of their annual fees, issued quarterly, in the form of restricted common stock equal to $50,000 per member, rounded up to the nearest whole share, to be effective after the Company’s annual meeting of shareholders held in May 2021. There were 1,775 and 3,235 shares issued to non-executive directors during the three and nine months ended September 30, 2021, respectively and there were 0 and 3,130 shares issued to non-executive directors during the three and nine months ended September 30, 2020, respectively.

Note 12:   Segment Information

Our Company’s business segments are defined as Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. The reportable business segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company. The Multi-family Mortgage Banking segment originates and services government

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The tables below present selected business segment financial information for the three and nine months ended September 30, 2021 and 2020.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Three Months Ended September 30, 2021
Interest income	$272	$33,153	$42,561	$1,328	$77,314
Interest expense	—	2,334	6,904	(805)	8,433
Net interest income	272	30,819	35,657	2,133	68,881
Provision for loan losses	—	(585)	1,664	—	1,079
Net interest income after provision for loan losses	272	31,404	33,993	2,133	67,802
Noninterest income	35,022	2,734	3,803	(1,288)	40,271
Noninterest expense	15,569	2,971	6,304	4,628	29,472
Income before income taxes	19,725	31,167	31,492	(3,783)	78,601
Income taxes	5,277	7,950	8,029	(1,158)	20,098
Net income (loss)	$14,448	$23,217	$23,463	$(2,625)	$58,503
Total assets	$280,927	$4,685,037	$5,950,316	$35,753	$10,952,033

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Three Months Ended September 30, 2020
Interest income	$245	$47,321	$27,628	$1,064	$76,258
Interest expense	—	4,546	7,139	(749)	10,936
Net interest income	245	42,775	20,489	1,813	65,322
Provision for loan losses	—	691	2,290	—	2,981
Net interest income after provision for loan losses	245	42,084	18,199	1,813	62,341
Noninterest income	20,471	6,834	12,374	(1,022)	38,657
Noninterest expense	11,955	3,534	7,145	3,750	26,384
Income before income taxes	8,761	45,384	23,428	(2,959)	74,614
Income taxes	2,870	11,591	5,942	(791)	19,612
Net income (loss)	$5,891	$33,793	$17,486	$(2,168)	$55,002
Total assets	$194,624	$5,179,664	$4,111,984	$44,203	$9,530,475

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Nine Months Ended September 30, 2021
Interest income	$683	$101,675	$123,084	$3,859	$229,301
Interest expense	—	5,657	20,559	(2,166)	24,050
Net interest income	683	96,018	102,525	6,025	205,251
Provision for loan losses	—	(1,709)	4,136	—	2,427
Net interest income after provision for loan losses	683	97,727	98,389	6,025	202,824
Noninterest income	96,828	9,930	14,094	(3,790)	117,062
Noninterest expense	45,639	8,570	20,925	12,605	87,739
Income before income taxes	51,872	99,087	91,558	(10,370)	232,147
Income taxes	14,492	25,239	23,329	(2,816)	60,244
Net income	$37,380	$73,848	$68,229	$(7,554)	$171,903
Total assets	$280,927	$4,685,037	$5,950,316	$35,753	$10,952,033

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Nine Months Ended September 30, 2020
Interest income	$925	$119,464	$82,541	$1,949	$204,879
Interest expense	—	24,417	29,323	(3,770)	49,970
Net interest income	925	95,047	53,218	5,719	154,909
Provision for loan losses	—	1,071	6,653	—	7,724
Net interest income after provision for loan losses	925	93,976	46,565	5,719	147,185
Noninterest income	50,160	15,236	22,236	(2,885)	84,747
Noninterest expense	29,771	10,074	18,930	10,184	68,959
Income before income taxes	21,314	99,138	49,871	(7,350)	162,973
Income taxes	6,373	25,196	12,623	(1,966)	42,226
Net income	$14,941	$73,942	$37,248	$(5,384)	$120,747
Total assets	$194,624	$5,179,664	$4,111,984	$44,203	$9,530,475

Note 13:   Preferred Stock Offerings

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 14:   Recent Accounting Pronouncements

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As an emerging growth company, the amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Because the Company’s status as an emerging growth company is expected to expire on December 31, 2022, this standard will be implemented by December 31, 2022. The Company has established a cross-functional committee that has developed a project plan to review modeling data currently available and technology needed to ensure compliance with this standard. The committee has contracted with a vendor to assist in generating specific loan level details within our core systems, as well as compiling peer and industry data that would be useful in our modeling forecasts. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, and is progressing towards determining the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial statements. Management continues to recognize that the implementation of this ASU may increase the balance of the allowance for loan losses and will be evaluating the potential impact on the Company’s financial position and results of operations for the remainder of 2021.

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

Merchants Bancorp

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at September 30, 2021 and results of operations for the three and nine months ended September 30, 2021 and 2020, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this Form 10-Q.

The words “the Company,” “we,” “our” and “us” refer to Merchants Bancorp and its consolidated subsidiaries, unless we indicate otherwise.

Financial Highlights for the Three Months Ended September 30, 2021

●	Net income of $58.5 million increased 6% compared to the three months ended September 30, 2020.
●	Diluted earnings per share of $1.83 increased 2% compared to the three months ended September 30, 2020.
●	The $3.5 million, or 6%, increase in net income compared to the three months ended September 30, 2020 was primarily driven by a $3.6 million, or 5% increase in net interest income that reflected a 23% decrease in the cost of deposits and a 1% increase in interest income from higher loan balances.
●	Total assets of $11.0 billion increased 14%, compared to December 31, 2020, representing the highest level in Company history.
●	Return on average assets was 2.29% for the third quarter 2021 compared to 2.34% in the third quarter of 2020.
●	Credit quality remained strong, as nonperforming loans (nonaccrual and accruing loans greater or equal to 90 days past due) represented 0.05% of loans receivable at September 30, 2021, compared to 0.05% at June 30, 2021 and 0.11% at December 31, 2020.
●	The volume of loans originated and acquired for sale in the secondary market through our multi-family business increased by $92.7 million, to $564.8 million, compared to $472.1 million for the three months ended September 30, 2020.

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

Merchants Bancorp

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

Financial Condition

As of September 30, 2021, we had approximately $11.0 billion in total assets, $8.9 billion in deposits and $1.1 billion in total shareholders’ equity. Total assets as of September 30, 2021 included approximately $802.6 million of cash and cash equivalents, $3.5 billion of loans held for sale and $5.4 billion of loans held for investment. It also included $634.0 million of mortgage loans in process of securitization that represent pre-sold multi-family rental real estate loan originations in primarily Government National Mortgage Association (“GNMA”) mortgage backed securities pending settlements that typically occur within 30 days. There were $301.1 million of available for sale securities that are match funded with related custodial deposits. There are restrictions on the types of securities, as these are funded by certain custodial deposits where we set the cost of deposits based on the yield of the related securities. Servicing rights were $105.5 million at September 30, 2021 based on the fair value of the loan servicing, which are primarily GNMA servicing rights with 10-year call protection.

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Total Assets.   Total assets increased 14% to $11.0 billion at September 30, 2021 from $9.6 billion at December 31, 2020. The increase was due primarily to increases in cash and cash equivalents of $622.8 million, loans held for sale of $383.1 million and mortgage loans in process of securitization of $295.3 million. Partially offsetting the increase was a $76.7 million decrease in net loans receivable.

While we do not expect to continue the same asset growth rate we experienced in 2020 and do expect to continue to meet the eligibility of and utilize community bank leverage ratio (“CBLR”), including any applicable grace period (as discussed under the caption Liquidity and Capital Resources below), we may take advantage of market conditions that could present opportunities for continued growth, even if such opportunities result in us no longer meeting the eligibility requirements, such as exceeding $10 billion in assets. While our assets at September 30, 2021 exceeded the $10 billion traditional maximum to utilize CBLR, the FDIC issued an interim final rule related to COVID-19 that allows organizations with less than $10 billion in total assets as of December 31, 2019, to use the assets on that date to determine the applicability of various regulatory asset thresholds during 2021. Should our assets remain above $10 billion, the earliest we would have to comply with the risk-based capital rules would be September 30, 2022.

Merchants Bancorp

Cash and Cash Equivalents.  Cash and cash equivalents increased $622.9 million, or 347%, to $802.6 million at September 30, 2021 from $179.7 million at December 31, 2020. The 347% increase reflected higher liquidity to fund anticipated loan growth.

Mortgage Loans in Process of Securitization.   Mortgage loans in process of securitization increased $295.3 million, or 87%, to $634.0 million at September 30, 2021, from $338.7 million at December 31, 2020. These represent loans that our banking subsidiary, Merchants Bank, has funded and are held pending settlement, primarily as GNMA mortgage-backed securities with a firm investor commitment to purchase the securities. The 87% increase was primarily due to an increase in the volume of loans that had not yet settled with government agencies.

Securities Available for Sale.   Securities available for sale increased $31.3 million, or 12%, to $301.1 million at September 30, 2021, from 269.8 million at December 31, 2020. The increase in securities available for sale was primarily due to purchases of $195.2 million, partially offset by calls, maturities, sales, and repayments of securities totaling $163.0 million during the period. The purchases include the $28.7 million in securities purchased from Freddie Mac following the loan sale and securitization arrangement with Freddie Mac described in Note 4: Loans and Allowance for Loan Losses.

We invest in available for sale securities primarily using funds from escrow deposits held at Merchants Bank, received in connection with our multi-family mortgage servicing activities. The available for sale securities are funded by escrow custodial deposits held at the Company on loans serviced by us. This portfolio of securities is structured to achieve a favorable interest rate spread.

Loans Held for Sale.   Loans held for sale, comprised primarily of single-family residential real estate loan participations that meet Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), or GNMA eligibility, increased $383.1 million, or 12%, to $3.5 billion at September 30, 2021 from $3.1 billion at December 31, 2020. The increase was due primarily to a $309.5 million increase in warehouse participation balances at September 30, 2021 compared to December 31, 2020, as well as an increase in multi-family loans held for sale related to our debt financing investments that were created in 2021.

Loans Receivable, Net.   Loans receivable, net, which are comprised of loans held for investment, decreased $76.7 million, or 1%, to $5.4 billion at September 30, 2021 compared to $5.5 billion at December 31, 2020. The decrease in net loans receivable was comprised primarily of:

●	a decrease of $714.1 million, or 44%, in mortgage warehouse lines of credit, to $891.6 million at September 30, 2021, partially offset by
●	an increase of $495.4 million, or 18%, in multi-family and healthcare financing loans, to $3.2 billion at September 30, 2021, and
●	an increase of $150.1 million, or 22%, in residential real estate, to $829.0 million at September 30, 2021.

The $714.1 million decrease in mortgage warehouse lines of credit was primarily due to lower loan volume as higher rates have decreased demand in refinancing activity. This was partially offset by increases in loans held for sale and mortgage loans in process of securitization in our mortgage warehouse business. Despite a 28% decrease in warehouse loan volume for the nine months ending September 30, 2021 compared to the nine months ended September 30, 2020, the balance of total assets in the Warehouse segment declined only 4% compared to December 31, 2020.

The $495.4 million increase in multi-family and healthcare financing was due to higher origination volume for construction, bridge and other loans generated through our multi-family segment that will remain on our balance sheet until they convert to permanent financing or are otherwise paid off over an average of one to three years. Partially offsetting the higher origination volume was the $262.0 million loan sale and securitization arrangement with Freddie Mac described in Note 4: Loans and Allowance for Loan Losses.

Merchants Bancorp

The $150.1 million increase in residential real estate loans was primarily due to growth in first-lien HELOC loans.

As of September 30, 2021, approximately 95% of the total net loans at Merchants Bank reprice within three months.

Allowance for Loan Losses. The allowance for loan losses of $29.1 million at September 30, 2021 increased $1.6 million compared to December 31, 2020, primarily reflecting increases associated with loan growth in the multi-family portfolio. The portion of the allowance associated with the COVID-19 pandemic has remained relatively steady since September 30, 2020, at approximately $0.7 million. Partially offsetting the loan growth was a release of $1.4 million from the allowance associated with the $262.0 million loan sale and ultimate securitization by Freddie Mac. As described in Note 4: Loans and Allowances for Loan Losses, this $1.4 million release was offset by the establishment of a $1.4 reserve in Other Liabilities related to the first loss obligation of securities purchased after the securitization.

We have minimal direct exposure to consumer, commercial, and other small businesses that may be negatively impacted by COVID-19, but continue to assist customers facing financial setbacks. As of September 30, 2021, the Company had only 3 loans remaining in payment deferral arrangements, with unpaid balances of $37.0 million compared to $0.9 million at December 31, 2020, with the increase reflecting one multi-family loan for which full repayment is expected and is fully collateralized.

Also influencing the overall level of the allowance for loan losses is our differentiated strategy to typically hold loans with shorter durations and to maintain strict underwriting standards that enable us to sell the majority of our loans to government agencies.

Goodwill.   Goodwill of $15.8 million at September 30, 2021 remained unchanged compared to December 31, 2020. At this time, we do not believe there exists any impairment to goodwill or intangible assets.

Servicing Rights.   Servicing rights increased $22.9 million, or 28%, to $105.5 million at September 30, 2021 compared to $82.6 million at December 31, 2020. During the nine months ended September 30, 2021, originated and purchased servicing of $23.8 million and a positive fair value increase of $10.5 million was partially offset by paydowns of $11.0 million, and sold servicing of $0.4. The positive fair market value adjustment reflected $5.9 million for single-family mortgages, $3.1 million for multi-family mortgages and $1.5 million for SBA loans during the nine months ended September 30, 2021. Servicing rights are recognized in connection with sales of loans when we retain servicing of the sold loans, as well as upon purchases of loan servicing portfolios. The servicing rights are recorded and carried at fair value. The fair value increase recorded during the nine months ended September 30, 2021 was driven by higher loan balances of mortgages serviced and higher interest rates that impacted fair market value adjustments. The value of servicing rights generally increases in rising interest rate environments and declines in falling interest rate environments.

Other Assets and Receivables.   Other assets and receivables of $76.6 million at September 31, 2021 increased $27.1 million, or 55%, compared to $49.5 million at December 31, 2020. The increase reflected investments in variable interest entities involved in single-family and multi-family debt financing. See Note 5: Variable Interest Entities (VIEs) for additional information about VIEs.

Deposits.   Deposits increased $1.5 billion, or 21%, to $8.9 billion at September 30, 2021 from $7.4 billion at December 31, 2020. The increase was primarily due to growth in certificate of deposits accounts as well as savings deposits accounts. Certificate of deposits increased $883.5 million, or 248%, to $1.2 billion at September 30, 2021, while savings deposits increased $683.0 million, or 35%, to $2.7 billion at September 30, 2021.

We have increased our use of brokered deposits by $492.7 million, or 42%, to $1.7 billion at September 30, 2021 from $1.2 billion at December 31, 2020. Brokered deposits represented 19% of total deposits at September 30, 2021, compared to 16% of total deposits at December 31, 2020. The increases in brokered deposits reflected a shift from borrowing at the Federal Home Loan Bank of Indianapolis during the three months ended September 30, 2021 after a change in their collateral policy to eliminate certain agency eligible mortgage loan participations.

Merchants Bancorp

●	Brokered certificates of deposit accounts increased $653.8 million, or 2,242%, to $683.0 million at September 30, 2021 compared to December 31, 2020.
●	Brokered savings deposits increased $8.9 million, to $333.3 million at September 30, 2021 compared to December 31, 2020.
●	Brokered demand deposit accounts decreased by $170.1 million, or 21%, to $650.1 million at September 30, 2021 compared to December 31, 2020.

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

Compared to December 31, 2020, interest-bearing deposits increased $1.6 billion, or 24%, to $8.1 billion at September 30, 2021, and noninterest-bearing deposits decreased $29.5 million, or 3%, to $824.1 million at September 30, 2021.

Borrowings.   Borrowings totaled $809.1 million at September 30, 2021, a decrease of $539.1 million, or 40%, from December 31, 2020. Depending on rates, timing and availability, borrowing can be a more effective liquidity management alternative than utilizing brokered certificates of deposits. The Company utilizes borrowing facilities from the FHLBI, the Federal Reserve’s discount window, the Paycheck Protection Program Liquidity Facility (“PPPLF”) and the American Financial Exchange (“AFX”).

The Company continues to have significant borrowing capacity based on available collateral. As of September 30, 2021, unused lines of credit totaled $2.1 billion, compared to $2.6 billion at December 31, 2020. The decrease compared to December 31, 2020 reflected a shift from borrowing at the Federal Home Loan Bank of Indianapolis during the three months ended September 30, 2021 after a change in their collateral policy to eliminate certain agency eligible mortgage loan participations. While the amounts available fluctuate daily, we also had an additional $100.0 million of borrowing capacity through our membership in the AFX as of September 30, 2021.

Total Shareholders’ Equity.   Total shareholders’ equity increased $299.3 million, or 37%, to $1.1 billion at September 30, 2021 compared to December 31, 2020. The increase resulted primarily from the Series C 6% preferred stock offerings that raised $191.1 million in new capital, net of $5.1 million in offering costs.

Asset Quality

The Company believes it has minimal direct exposure on loans to consumer, commercial and other small businesses that may be negatively impacted by COVID-19. As of September 30, 2021, we had only 3 loans remaining in payment deferral arrangements, with unpaid balances of $37.0 million. This increase compared to $0.9 million at December 31, 2020 was due to one multi-family loan for which full repayment is expected and is fully collateralized. Management has also assisted small businesses that could benefit from the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, particularly in the SBA’s Paycheck Protection Program (“PPP”). As of September 30, 2021, we had principal balances of $13.0 million in loans to small businesses under this program, compared to $60.2 million at December 31, 2020.

Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $2.9 million, or 0.05%, of loans receivable at September 30, 2021, compared to $6.3 million, or 0.11%, of loans receivable at December 31, 2020 and $7.9 million, or 0.16%, at September 30, 2020.

Merchants Bancorp

As a percentage of nonperforming loans, the allowance for loan losses was 1,008.1% at September 30, 2021 compared to 435.1% at December 31, 2020 and 295.9% at September 30, 2020. The changes compared to both periods were primarily due to the changes in the nonperforming loans.

Total loans greater than 30 days past due were $3.5 million at September 30, 2021, $47.8 million at December 31, 2020, and $8.7 million at September 30, 2020.

Traditional Special Mention (Watch) loans were $87.4 million at September 30, 2021, compared to $152.9 million at December 31, 2020 and $107.4 million at September 30, 2020. The decrease compared to both periods primarily reflected the transition of one multi-family loan in the Special Mention (Watch) category to the Substandard category. The transitioned loan is fully collateralized and is expected to be repaid. The decrease also reflected a large borrowing relationship that was removed from this category after its financial performance improved. An additional category of Special Mention (Watch) loans was added as of June 30, 2020, and as of September 30, 2021 included $262,000 in arrangements related to COVID-19 deferral plans that were not already included in the traditional Special Mention or Substandard categories. Classified (substandard, doubtful and loss) loans were $44.1 million at September 30, 2021, $14.5 million at December 31, 2020 and $16.0 million at September 30, 2020. The increase compared to both periods primarily reflected the transition of a loan previously included on the Special Mention (Watch) category, to the Substandard category, for which full repayment is expected.

During the three months ended September 30, 2021 there were $650,000 of charge-offs and $9,000 of recoveries, compared to $104,000 of charge-offs and $62,000 recoveries for the three months ended September 30, 2020.

For the nine months ended September 30, 2021, there were $810,000 of charge-offs and $17,000 of recoveries, compared to $236,000 of charge-offs and $106,000 of recoveries for the nine months ended September 30, 2020.

Comparison of Operating Results for the Three Months Ended September 30, 2021 and 2020

General.   Net income for the three months ended September 30, 2021 was $58.5 million, an increase of $3.5 million, or 6%, from net income for the three months ended September 30, 2020. The increase was primarily due to a $3.6 million, or 5% increase in net interest income that reflected a 23% decrease in the cost of deposits and a 1% increase in interest income from higher loan balances. Also contributing to the increase in net income was a $1.9 million, or 64%, decrease in the provision for loan losses, and a $1.6 million, or 4%, increase in noninterest income. Noninterest income benefited from a $3.0 million positive fair market value adjustment to servicing rights for the three months ended September 30, 2021 compared to $1.0 million negative fair market value adjustment for the three months ended September 30, 2020.

Partially offsetting the increases to net income was a $3.6 million, or 22%, increase in salaries and employee benefits to support higher loan production volumes.

Net Interest Income.    Net interest income increased $3.6 million, or 5%, to $68.9 million for the three months ended September 30, 2021, compared with the three months ended September 30, 2020. The 5% increase reflected a $2.1 million, or 23%, decrease in the cost of deposits and a $1.1 million, or 1%, increase in interest income from higher loan balances. The interest rate spread of 2.67% for the third quarter of 2021 decreased 7 basis points compared to 2.74% in the third quarter of 2020.

Our net interest margin decreased 8 basis points, to 2.73%, for the three months ended September 30, 2021 from 2.81% for the three months ended September 30, 2020. The decrease in net interest margin reflected lower funding costs and higher loan balances that were outpaced by lower interest rates on loans.

Interest Income.   Interest income increased $1.1 million, or 1%, to $77.3 million for the three months ended September 30, 2021, compared with the three months ended September 30, 2020. This increase was primarily attributable to significant multi-family loan growth that was partially offset by lower rates.

Merchants Bancorp

Interest income for loans and loans held for sale increased $1.1 million compared to the three months ended September 30, 2020. The average balance of loans, including loans held for sale, during the three months ended September 30, 2021 increased $765.4 million, or 10%, to $8.7 billion from $7.9 billion for the three months ended September 30, 2020, while the average yield on loans decreased 28 basis points, to 3.33%, for the three months ended September 30, 2021, compared to 3.61% for the three months ended September 30, 2020. The increase in average balances of loans and loans held for sale was primarily due to significant increases in multi-family volume. The decrease in the average yield on loans reflected higher loan volume and lower overall interest rates in the economy period to period.

Interest income from taxable available for sale securities increased $684,000 compared to the three months ended September 30, 2020. The average balance of taxable available for sale securities increased $38.6 million, or 14%, to $308.5 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, and the average yield increased 79 basis points to 1.43% for the three months ended September 30, 2021. The increase in average yield was associated with a high-yielding security acquired as part of the loan securitization transaction with Freddie Mac in May 2021.

Interest income from mortgage loans in process of securitization decreased $382,000 compared to the three months ended September 30, 2020. The average balance of mortgage loans in process of securitization decreased $11.7 million, or 3%, to $437.6 million for the three months ended September 30, 2021, compared to $449.3 million for the three months ended September 30, 2020, and the average yield decreased 28 basis points to 2.60% for the three months ended September 30, 2021, compared to 2.88% for the three months ended September 30, 2020.

Interest income from interest-bearing deposits and other assets decreased $288,000 compared to September 30, 2020. The average balance of interest-earning deposits and other assets decreased $7.4 million, or 1%, to $580.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and the average yield decreased 19 basis points, to 0.27%, for the three months ended September 30, 2021.

Interest Expense.   Total interest expense decreased $2.5 million, or 23%, to $8.4 million for the three months ended September 30, 2021, compared with the three months ended September 30, 2020.

Interest expense on deposits decreased $2.1 million, or 23%, to $7.0 million for the three months ended September 30, 2021 from the three months ended September 30, 2020. The decrease was primarily due to significant decreases in average balances and rates of certificates of deposits.

Interest expenses for certificates of deposit decreased $2.9 million compared to September 30, 2020. The average balance of certificates of deposits of $591.1 million for the three months ended September 30, 2021 decreased $998.8 million, or 63%, compared to the three months ended September 30, 2020. The average yield of certificates of deposits was 0.66% for the three months ended September 30, 2021, which was a 30 basis point decrease compared to 0.96% for the three months ended September 30, 2020.

Interest expenses for money market deposits increased $533,000 compared to September 30, 2020. The average balance of money market deposits of $2.3 billion for the three months ended September 30, 2021 increased $680.8 million, or 43%, compared to the three months ended September 30, 2020. The average yield of money market deposits was 0.77% for three months ended September 30, 2021, which was 20 basis points lower than the 0.97% for the three months ended September 30, 2020.

Interest expense on borrowings decreased 21%, to $1.5 million for the three months ended September 30, 2021 from $1.8 million for the three months ended September 30, 2020. The decrease was due primarily to a $122.8 million decrease in average balances compared to the three months ended September 30, 2020. Also contributing to the decrease was a 6 basis points decrease in the average cost of borrowings to 0.85% compared to 0.91% for the three months ended September 30, 2020. Also included in borrowings, our warehouse structured financing agreement provides for an additional interest payment for a portion of the earnings generated. As a result, the cost of borrowings

Merchants Bancorp

increased from a base rate of 0.33% and 0.40%, to an effective rate of 0.85% and 0.91% for the three months ended September 30, 2021 and 2020, respectively.

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

	Three Months Ended September 30,
	2021			2020
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-bearing deposits, and other	$580,397	$395	0.27%	$587,804	$683	0.46%
Securities available for sale - taxable	308,476	1,115	1.43%	269,896	431	0.64%
Securities available for sale - tax exempt	1,361	12	3.50%	5,145	37	2.86%
Mortgage loans in process of securitization	437,601	2,868	2.60%	449,336	3,250	2.88%
Loans and loans held for sale	8,689,144	72,924	3.33%	7,923,726	71,857	3.61%
Total interest-earning assets	10,016,979	77,314	3.06%	9,235,907	76,258	3.28%
Allowance for loan losses	(28,679)			(21,585)
Noninterest-earning assets	248,191			195,128
Total assets	$10,236,491			$9,409,450

Liabilities/Equity:
Interest-bearing checking	$4,754,633	$1,561	0.13%	$3,890,865	$1,368	0.14%
Savings deposits	211,494	39	0.07%	180,931	34	0.07%
Money market	2,259,786	4,394	0.77%	1,578,956	3,861	0.97%
Certificates of deposit	591,093	987	0.66%	1,589,852	3,841	0.96%
Total interest-bearing deposits	7,817,006	6,981	0.35%	7,240,604	9,104	0.50%
Borrowings	677,201	1,452	0.85%	800,021	1,832	0.91%
Total interest-bearing liabilities	8,494,207	8,433	0.39%	8,040,625	10,936	0.54%
Noninterest-bearing deposits	586,981			579,145
Noninterest-bearing liabilities	67,628			57,147
Total liabilities	9,148,816			8,676,917
Equity	1,087,675			732,533
Total liabilities and equity	$10,236,491			$9,409,450
Net interest income		$68,881			$65,322
Interest rate spread			2.67%			2.74%
Net interest-earning assets	$1,522,772			$1,195,282
Net interest margin			2.73%			2.81%
Average interest-earning assets to average interest-bearing liabilities			117.93%			114.87%

Provision for Loan Losses.   We recorded a provision for loan losses of $1.1 million for the three months ended September 30, 2021, a decrease of $1.9 million, compared to the three months ended September 30, 2020, as the significant loan growth of the prior year began to stabilize. The allowance for loan losses was $29.1 million, or 0.53% of loans receivable, at September 30, 2021, compared to $27.5 million, or 0.50% of loans receivable at December 31, 2020, and $23.4 million, or 0.48%, at September 30, 2020. The increases in the allowance for loan losses compared to both

Merchants Bancorp

prior periods reflected increases associated with loan growth, changes in portfolio mix and uncertainties surrounding COVID-19. Additional details are provided in the Allowance for Loan Losses portion of the Comparison of Financial Condition at September 30, 2021 and December 31, 2020. The Company continues to monitor the situation and may need to adjust future expectations as developments occur.

Noninterest Income.   Noninterest income increased $1.6 million, or 4%, to $40.3 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to a $6.0 million increase in loan servicing fees for the three months ended September 30, 2021. Included in loan servicing fees was a $3.0 million positive adjustment to the fair value of servicing rights for the three months ended September 30, 2021, compared to a negative adjustment of $1.0 million for the three months ended September 30, 2020.

Partially offsetting the increase in noninterest income was a $4.1 million, or 60%, decrease in mortgage warehouse fees that were $2.7 million for the three months ended September 30, 2021 compared to $6.8 million for the same period in the prior year. The decrease in mortgage warehouse fees was due to a decline in loan volume, as interest rates increased and demand for refinancing activity decreased compared to the prior period.

A summary of the gain on sale of loans for the three months ended September 30, 2021 and 2020 is below:

	Gain on Sale of Loans
	Three Months Ended
	September 30,	September 30,
	2021	2020

	(in thousands)
Loan Type
Multi-family	$24,309	$14,872
Single-family	1,592	14,093
Small Business Association (SBA)	3,112	533
Total	$29,013	$29,498

Noninterest Expense.   Noninterest expense increased $3.1 million, or 12%, to $29.5 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was due primarily to a $3.6 million, or 22% increase in salaries and employee benefits, including commissions, to support higher loan production volumes. The efficiency ratio was at 27.0% in the three months ended September 30, 2021, compared with 25.4% in the three months ended September 30, 2020.

Income Taxes.   Income tax expense increased $486,000, or 2%, to $20.1 million for the three months ended September 30, 2021 from the three months ended September 30, 2020. The increase was due primarily to a 5% increase in pretax income period to period. The effective tax rate was 25.6% for the three months ended September 30, 2021 and 26.3% for the three months ended September 30, 2020.

Comparison of Operating Results for the Nine Months Ended September 30, 2021 and 2020

General.   Net income for the nine months ended September 30, 2021 was $171.9 million, an increase of $51.2 million, or 42%, compared to the nine months ended September 30, 2020. The increase was primarily due to a $50.3 million increase, or 32%, in net interest income that reflected a 56% decrease in cost of deposits and a 12% increase in interest income from higher loan balances, as well as a $19.9 million increase in loan serving fees primarily related to a positive fair market value adjustment to servicing rights. Also contributing to the increase in net income was a $15.0 million, or 22% increase in gain on sale of loans.

Partially offsetting the increases to net income was a $17.7 million, or 42%, increase in salaries and employee benefits to support higher loan production volumes, as well as an increase of $18.0 million, or 43%, to provision for income taxes on 42% higher pre-tax net income.

Merchants Bancorp

Net Interest Income.    Net interest income increased $50.3 million, or 32%, to $205.3 million for the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020. The increase was primarily due to a $1.7 billion increase in our average interest earning assets and a 31 basis point increase in our interest rate spread, to 2.76%, for the nine months ended September 30, 2021 from 2.45% for the nine months ended September 30, 2020.

Our net interest margin increased 26 basis points, to 2.82%, for the nine months ended September 30, 2021 from 2.56% for the nine months ended September 30, 2020. The increase in net interest margin reflected higher average loan balances and lower funding costs that outpaced the lower overall market interest rates on loans compared to the nine months ended September 30, 2020.

Interest Income.   Interest income increased $24.4 million, or 12%, to $229.3 million for the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020. This increase was primarily attributable to a $27.3 million increase in interest on loans, which was partially offset by a decrease of other interest-bearing assets and securities available for sale.

Interest income for loans and loans held for sale increased $27.3 million compared to the nine months ended September 30, 2020. The average balance of loans, including loans held for sale, during the nine months ended September 30, 2021 increased $1.7 billion, or 26%, to $8.3 billion from $6.6 billion for the nine months ended September 30, 2020, reflecting significant increases in loan volume. The average yield on loans decreased 34 basis points, to 3.48%, for the nine months ended September 30, 2021, compared to 3.82% for the nine months ended September 30, 2020, due to lower overall interest rates in the economy period to period.

Interest income for interest-bearing deposits and other assets decreased by $2.5 million compared to the nine months ended September 30, 2020. The average balance of interest-earning deposits and other assets decreased $118.6 million, or 15%, to $659.6 million for the nine months ended September 30, 2021 from $778.3 million for the nine months ended September 30, 2020, and the average yield decreased 39 basis points, to 0.31%, for the nine months ended September 30, 2021, compared to 0.70% for the nine months ended September 30, 2020.

Interest income for taxable available for sale securities decreased by $423,000 compared to the nine months ended September 30, 2020. The average balance of taxable available for sale securities increased $7.1 million, or 3%, to $287.3 million for the nine months ended September 30, 2021, compared to $280.2 million for the nine months ended September 30, 2020, while the average yield decreased 23 basis points to 1.07% for the nine months ended September 30, 2021, compared to 1.30% for the nine months ended September 30, 2020.

Interest Expense.   Total interest expense decreased $25.9 million, or 52%, to $24.1 million for the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020.

Interest expense on total deposits decreased $25.4 million, or 56%, to $19.8 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease was attributable to lower volume and rates of brokered certificates of deposits and lower volume of interest-bearing checking at lower rates.

Interest expenses for certificates of deposit decreased $18.8 million compared to the nine months ended September 30, 2020. The average balance of certificates of deposits of $507.3 million for the nine months ended September 30, 2021 decreased $1.6 billion, or 76%, compared to the nine months ended September 30, 2020. The average yield of certificates of deposits was 0.85% for the nine months ended September 30, 2021, which was a 55 basis point decrease compared to 1.40% for the nine months ended September 30, 2020.

Interest expense for interest-bearing checking deposits decreased $6.5 million compared to the nine months ended September 30, 2020. The decrease was attributable to 37 basis point decrease in the average cost of interest-bearing checking deposits, to 0.12% for the nine months ended September 30, 2021 from 0.49% for the same period in 2020. Offsetting the lower average cost was a $1.8 billion, or 63%, increase in the average balance of interest-bearing checking deposits, which reached $4.7 billion for the nine months ended September 30, 2021.

Merchants Bancorp

Interest expense on borrowings decreased $552,000, or 11%, to $4.3 million for the nine months ended September 30, 2021 from $4.8 million for the nine months ended September 30, 2020. The decrease was due primarily to a 34 basis point decrease in the average cost of borrowings to 0.86%, compared to 1.20% for the nine months ended September 30, 2020. The average balances for the nine months ended September 30, 2021 reflected an increase in borrowing from the FHLB, Federal Reserve discount window, PPPLF, and the AFX at much lower rates. Also included in borrowings, our warehouse structured financing agreement provides for an additional interest payment for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 0.42% and 0.52%, to an effective rate of 0.86% and 1.20% for the nine months ended September 30, 2021 and 2020, respectively.

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

	Nine Months Ended September 30,
	2021			2020
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-bearing deposits, and other	$659,649	$1,522	0.31%	$778,293	$4,062	0.70%
Securities available for sale - taxable	287,297	2,302	1.07%	280,225	2,725	1.30%
Securities available for sale - tax exempt	1,363	32	3.14%	5,248	112	2.85%
Mortgage loans in process of securitization	451,235	8,728	2.59%	375,993	8,580	3.05%
Loans and loans held for sale	8,325,848	216,717	3.48%	6,628,883	189,400	3.82%
Total interest-earning assets	9,725,392	229,301	3.15%	8,068,642	204,879	3.39%
Allowance for loan losses	(28,590)			(18,977)
Noninterest-earning assets	237,355			188,976
Total assets	$9,934,157			$8,238,641

Liabilities/Equity:

Interest-bearing checking	$4,677,992	$4,133	0.12%	$2,874,370	$10,586	0.49%
Savings deposits	203,262	114	0.07%	173,570	120	0.09%
Money market	2,174,964	12,307	0.76%	1,375,667	12,400	1.20%
Certificates of deposit	507,252	3,210	0.85%	2,104,225	22,026	1.40%
Total interest-bearing deposits	7,563,470	19,764	0.35%	6,527,832	45,132	0.92%
Borrowings	670,177	4,286	0.86%	536,794	4,838	1.20%
Total interest-bearing liabilities	8,233,647	24,050	0.39%	7,064,626	49,970	0.94%
Noninterest-bearing deposits	638,995			396,124
Noninterest-bearing liabilities	70,048			79,820
Total liabilities	8,942,690			7,540,570
Equity	991,467			698,071
Total liabilities and equity	$9,934,157			$8,238,641
Net interest income		$205,251			$154,909
Interest rate spread			2.76%			2.45%
Net interest-earning assets	$1,491,745			$1,004,016
Net interest margin			2.82%			2.56%
Average interest-earning assets to average interest-bearing liabilities			118.12%			114.21%

Merchants Bancorp

Provision for Loan Losses.   We recorded a provision for loan losses of $2.4 million for the nine months ended September 30, 2021, a decrease of $5.3 million, over the nine months ended September 30, 2020, as the significant loan growth of the prior year began to stabilize. The allowance for loan losses was $29.1 million, or 0.53% of loans receivable, at September 30, 2021, compared to $27.5 million, or 0.50% of loans receivable at December 31, 2020, and $23.4 million, or 0.48%, at September 30, 2020. The increases in the allowance for loan losses compared to both prior periods reflected increases associated with loan growth and uncertainties surrounding COVID-19. Additional details are provided in the Allowance for Loan Losses portion of the Comparison of Financial Condition at September 30, 2021 and December 31, 2020. The Company continues to monitor the situation and may need to adjust future expectations as developments occur.

Noninterest Income.   Noninterest income increased $32.3 million, or 38%, to $117.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to a $19.9 million increase in loan servicing fees that reached $15.0 million for the nine months ended September 30, 2021 that included a $10.5 million positive adjustment to the fair value of servicing rights, compared to a negative adjustment of $8.0 million for the nine months ended September 30, 2020.

Also contributing to the increase in noninterest income was a $15.0 million, or 22%, increase in gain on sale of loans, to $82.8 million, for the nine months ended September 30, 2021 compared to $67.7 million for the nine months ended September 30, 2020, primarily from an increase in the volume of multi-family loans. Partially offsetting the increase in volume of multi-family was a decrease in volume of single-family loans.

A summary of the gain on sale of loans for the nine months ended September 30, 2021 and 2020 is below:

	Gain on Sale of Loans
	Nine Months Ended
	September 30,	September 30,
	2021	2020

	(in thousands)
Loan Type
Multi-family	$68,553	$40,563
Single-family	7,677	26,225
Small Business Association (SBA)	6,525	960
Total	$82,755	$67,748

Noninterest Expense.   Noninterest expense increased $18.8 million, or 27%, to $87.7 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was due primarily to a $17.7 million, or 42%, increase in salaries and employee benefits, including commissions, to support higher loan production volumes. The efficiency ratio was at 27.2% in the nine months ended September 30, 2021, compared with 28.8% in the nine months ended September 30, 2020.

Income Taxes.   Income tax expense increased $18.0 million, or 43%, to $60.2 million for the nine months ended September 30, 2021 from the nine months ended September 30, 2020. The increase was due primarily to a 42% increase in pretax income period to period. The effective tax rate was 26.0% for the nine months ended September 30, 2021 and 25.9% for the nine months ended September 30, 2020.

Our Segments

We operate in three primary segments: Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. We believe that Merchants Bank’s subsidiary, Merchants Capital Corp. (“MCC”), which operates in our Multi-Family Mortgage Banking segment, is one of the largest FHA lenders and GNMA servicers in the country based on aggregate

Merchants Bancorp

loan principal value. As of September 30, 2021, MCC also had a $20.1 billion servicing portfolio for banks and investors, including $4.0 billion serviced for Merchants Bank. The servicing portfolio is primarily GNMA loans and is a significant source of our noninterest income and deposits.

Our Mortgage Warehousing segment funds agency eligible loans for non-depository financial institutions from the date of origination or purchase until the date of sale to an investor, which typically takes less than 30 days and is a significant source of our net interest income, loans, and deposits. Mortgage Warehousing has grown to fund over $20 billion of loan principal annually since 2015, exceeded $111 billion in 2020, and funded $58.1 billion through the nine months ended September 30, 2021. Mortgage Warehousing also provides commercial loans and collects deposits related to the mortgage escrow accounts of its customers.

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

For the three months ended September 30, 2021 and 2020, we had total net income of $58.5 million and $55.0 million, respectively, and for the nine months ended September 30, 2021 and 2020, we had total net income of $171.9 million and $120.7 million, respectively. Net income for our three segments for the respective periods was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Multi-family Mortgage Banking	$14,448	$5,891	$37,380	$14,941
Mortgage Warehousing	23,217	33,793	73,848	73,942
Banking	23,463	17,486	68,229	37,248
Other	(2,625)	(2,168)	(7,554)	(5,384)

Total	$58,503	$55,002	$171,903	$120,747

Multi-family Mortgage Banking.

Comparison of results for the three months ended September 30, 2021 and 2020:

The Multi-family Mortgage Banking segment reported net income of $14.5 million for the three months ended September 30, 2021, an increase of $8.6 million, or 145%, from the $5.9 million net income reported for the three months ended September 30, 2020. The growth was primarily due to a $14.6 million increase in noninterest income from gain on sale of loans. Noninterest income also included a $0.7 million positive fair value adjustment to servicing rights for the three months ended September 30, 2021 compared with a $0.7 million negative adjustment for the three months ended September 30, 2020.

Merchants Bancorp

Partially offsetting the increase in noninterest income was a $3.6 million increase in noninterest expenses, primarily due to an increase in salaries and employee benefits, including commissions, to support higher loan production volumes, in addition to a $2.4 million increase in the provision for income taxes associated with higher pre-tax income compared to the three months ended September 30, 2020.

The volume of loans originated and acquired for sale in the secondary market increased by $92.7 million, or 20%, to $564.8 million, for the three months ended September 30, 2021 compared to $472.1 million for the three months ended September 30, 2020.

Comparison of results for the nine months ended September 30, 2021 and 2020:

The Multi-family Mortgage Banking segment reported net income of $37.4 million for the nine months ended September 30, 2021, an increase of $22.4 million, or 150%, from the $14.9 million of net income reported for the nine months ended September 30, 2020. The growth was primarily due to a $46.7 million increase in noninterest income from a $31.9 million increase in gain on sale of loans, and a $13.0 million increase in loan servicing fees.

The nine months ended September 30, 2021 included a $2.9 million positive fair value adjustment to servicing rights in noninterest income, compared with a $8.0 million negative adjustment for the nine months ended September 30, 2020.

Partially offsetting the increase in noninterest income was a $15.9 million increase in noninterest expenses, primarily due to an increase in salaries and employee benefits, including commissions, to support higher loan production volumes, in addition to a $8.1 million increase in the provision for income taxes associated with significantly higher pre-tax income compared to the nine months ended September 30, 2020.

The volume of loans originated and acquired for sale in the secondary market increased by $475.6 million, or 32%, to $1.9 billion, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Mortgage Warehousing.

Comparison of results for the three months ended September 30, 2021 and 2020:

The Mortgage Warehousing segment reported net income for the three months ended September 30, 2021 of $23.2 million, a decrease of $10.6 million, or 31%, over the $33.8 million reported for the three months ended September 30, 2020. The lower net income was primarily due to a $10.7 million, decrease in net interest income after provision for loan losses, reflecting lower interest income from lower industry volumes. The volume of loans funded during the three months ended September 30, 2021 amounted to $19.7 billion, a decrease of $15.5 billion, or 44%, compared to the same period in 2020. This compared to the 21% industry decrease in single-family residential loan volumes from the three months ended September 30, 2021 to the three months ended September 30, 2020, according to the Mortgage Bankers Association. Also contributing to the decrease in net income for the three months ended September 30, 2021 compared to the prior year’s period was a $4.1 million decrease in noninterest income, reflecting lower mortgage warehouse fees.

Comparison of results for the nine months ended September 30, 2021 and 2020:

The Mortgage Warehousing segment reported net income for the nine months ended September 30, 2021 of $73.8 million, a slight decrease of $0.1 million, over the $73.9 million reported for the nine months ended September 30, 2020. The slight decrease was primarily due to lower loan volume and warehouse fees. The volume of loans funded during the nine months ended September 30, 2021 amounted to $58.1 billion, a decrease of $22.4 billion, or 28%, compared to the same period in 2020. This compared to the 11% industry increase in single-family residential loan volumes from the nine months ended September 30, 2021 to the nine months ended September 30, 2020, according to the Mortgage Bankers Association.

Merchants Bancorp

Banking.

Comparison of results for the three months ended September 30, 2021 and 2020:

The Banking segment reported net income of $23.5 million for the three months ended September 30, 2021, an increase of $6.0 million, or 34%, over the three months ended September 30, 2020. The increase was primarily due to an $15.8 million increase in net interest income after provision for loan losses, associated with higher loan volume. Partially offsetting the increase in net interest income after provision for loan losses was a $8.6 million decrease in noninterest income from lower gains on sale of loans. Also partially offsetting the increase in net interest income after provision for loan losses was a $2.1 million increase in the provision for income tax associated with a 34% increase in pre-tax income.

The three months ended September 30, 2021 included a positive fair market value adjustment of $2.3 million on single-family servicing rights, compared to a negative fair market value adjustment of $0.2 million for the three months ended September 30, 2020.

Comparison of results for the nine months ended September 30, 2021 and 2020:

The Banking segment reported net income of $68.2 million for the nine months ended September 30, 2021, an increase of $31.0 million, or 83%, over the nine months ended September 30, 2020. The increase was primarily due to a $51.8 million increase in net interest income after provision for loan losses, associated with higher loan volume and a $8.1 million increase in loan servicing fees. Partially offsetting these increases was a $16.9 million decrease in gain on sale of loans and a $10.7 million increase in the provision for income taxes associated with a 84% higher pre-tax income.

The nine months ended September 30, 2021 included a positive fair market value adjustment of $7.6 million on single-family servicing rights, compared to a positive fair market value adjustment of $0.1 million for the nine months ended September 30, 2020.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash (used in) operating activities was $(387.8) million and $(1.2) billion for the nine months ended September 30, 2021 and 2020, respectively. Net cash (used in) investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $(113.9) million and $(1.9) billion for the nine months ended September 30, 2021 and 2020, respectively. Net cash provided by financing activities, which is comprised primarily of net change in deposits, borrowings and preferred stock offerings, was $1.1 billion and $3.0 billion for the nine months ended September 30, 2021 and 2020, respectively.

At September 30, 2021, cash balances of $802.6 million at September 30, 2021 increased by $400.5 million compared to June 30, 2021 and increased by $622.8 million compared to December 31, 2021. The Company also continues to have significant borrowing capacity, with $2.1 billion in unused lines of credit based on available collateral from the FHLB and the Federal Reserve discount window at September 30, 2021. This compared to $3.3 billion at June 30, 2021 and $2.6 billion at December 31, 2020. Our borrowing capacity with the Federal Home Loan Bank of

Merchants Bancorp

Indianapolis was reduced during the three months ended September 30, 2021 after a change in their collateral policy to eliminate certain agency eligible mortgage loan participations.

At September 30, 2021, we had $1.7 billion in outstanding commitments to extend credit that are subject to credit risk and $4.5 billion outstanding commitments subject to certain performance criteria and cancellation by the Company, including loans pending closing, unfunded construction draws, and unfunded lines of warehouse credit. We anticipate that we will have sufficient funds available to meet our current loan origination commitments.

Within our role as a multi-family mortgage servicer for other banks and investors, we may be obligated to remit principal and interest payments to investors on certain loans regardless of the borrower’s ability to make payments, which could become more likely as a result of the COVID-19 pandemic. If there are situations where a borrower is granted a forbearance, the Company believes it has sufficient liquidity to cover these required advances. We have not received any requests for forbearance in our multi-family portfolio that is serviced for others as of September 30, 2021 but remain confident in our ability to fund potential advances we may be required to make as a result of the COVID-19 pandemic.

Certificates of deposit that are scheduled to mature in less than one year from September 30, 2021 totaled $1.1 billion. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances, the Federal Reserve discount window, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

While the amounts available fluctuate daily, we also had an additional $100.0 million of borrowing capacity through our membership in the AFX as of September 30, 2021. This liquidity enhances the ability to effectively manage interest expense and asset levels in the future. The Company began utilizing the PPPLF and the Federal Reserve discount window during 2020, and AFX during the nine months ended September 30, 2021.

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

Shareholders’ Equity. Shareholders’ equity was $1.1 billion as of September 30, 2021, compared to $810.6 million as of December 31, 2020. The $299.3 million increase resulted primarily from the 6% Series C preferred stock offerings that raised $191.1 million in new capital, net of $5.1 million in offering costs.

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

Merchants Bancorp

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

Merchants Bancorp

on or after April 1, 2026, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

Common Shares/Dividends. As of September 30, 2021, the Company had 28,785,374 common shares issued and outstanding. The Board has declared a quarterly dividend of $0.09 per share in each quarter of 2021.

Capital Adequacy.

The following tables present the Company’s capital ratios at September 30, 2021 and December 31, 2020:

			Minimum Amount
			To Be Well
	Actual		Capitalized(1)
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
September 30, 2021
CBLR (Tier 1) capital(1) (to average assets)
(i.e., CBLR - leverage ratio)
Company	$1,090,870	10.7%	$866,269	> 8.5%
Merchants Bank	1,052,260	10.6%	840,748	> 8.5%
FMBI	27,714	9.6%	24,538	> 8.5%
(1)	As defined by regulatory agencies.

			Minimum Amount
			To Be Well
	Actual		Capitalized(1)
	Amount	Ratio	Amount	Ratio

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

Merchants Bancorp

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

On December 2, 2020 the FDIC issued an interim final rule related to COVID-19 as it pertains to eligibility to utilize CBLR. The rule allows organizations with less than $10 billion in total assets as of December 31, 2019, to use the assets on that date to determine the applicability of various regulatory asset thresholds during 2020 and 2021. Although our assets exceeded $10 billion at September 30, 2021, the earliest we would have to comply with the risk-based capital rules would be September 30, 2022. If total assets exceed $10 billion after the dates provided in the interim rule, the Company is prepared to address the additional regulatory requirements and does not expect it to have significant financial implications.

Management believes, as of September 30, 2021 and December 31, 2020, that the Company, Merchants Bank, and FMBI met all the regulatory capital adequacy requirements with CBLR to be classified as well-capitalized, and management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s, Merchants Bank’s, or FMBI’s category.

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

The following table presents NII at Risk for Merchants Bank as of September 30, 2021 and December 31, 2020.

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
September 30, 2021:
Dollar change	$(20,688)	$(23,781)	$25,572	$69,553
Percent change	(7.5)%	(8.6)%	9.2%	25.1%

December 31, 2020:
Dollar change	$(11,899)	$(10,651)	$21,027	$50,305
Percent change	(4.5)%	(4.0)%	8.0%	19.1%

Our interest rate risk management policy limits the change in our net interest income to 20% for a +/- 100 basis point move in interest rates, and 30% for a +/- 200 basis point move in rates. At September 30, 2021 we estimated that we are within policy limits set by our board of directors for the -200, -100, +100, and +200 basis point scenarios.

The EVE results for Merchants Bank included in the following table reflect the analysis used quarterly by management. It models immediate -200, -100, +100 and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
September 30, 2021:
Dollar change	$2,133	$39,365	$(7,685)	$(7,873)
Percent change	0.2%	3.8%	(0.7)%	(0.8)%

December 31, 2020:
Dollar change	$100,236	$113,045	$(20,958)	$(27,259)
Percent change	12.8%	14.4%	(2.7)%	(3.5)%

Our interest rate risk management policy limits the change in our EVE to 15% for a +/- 100 basis point move in interest rates, and 20% for a +/- 200 basis point move in rates. We are within policy limits set by our board of directors for the -200, -100, +100 and +200 basis point scenarios. The EVE reported at September 30, 2021 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective.

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

Merchants Bancorp

Date:	November 8, 2021	By:	/s/ Michael F. Petrie
Michael F. Petrie
Chairman & Chief Executive Officer

Date:	November 8, 2021	By:	/s/ John F. Macke
John F. Macke Chief Financial Officer
(Principal Financial & Accounting Officer)