Form 10-K
period 2021-12-31
Merchants Bancorp
filed 2022-03-04
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Common Stock, without par value

Series A Preferred Stock, without par value

Depositary Shares, each representing a 1/40th interest in a share of Series B Preferred Stock, without par value

Depositary Shares, each representing a 1/40th interest in a share of Series C Preferred Stock, without par value

	MBIN MBINP MBINO MBINN	NASDAQ NASDAQ NASDAQ NASDAQ

M

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

At June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”) was $669.0 million.

As of February 24, 2022, the Registrant had 43,267,776 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement, for its 2022 annual meeting of shareholders to be held May 19, 2022, to be filed within 120 days after December 31, 2021, are incorporated by reference into Part III of this Form 10-K.

MERCHANTS BANCORP

Annual Report on Form 10-K

For Year Ended December 31, 2021

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

PART I

Item 1. Business.

Company Overview

Merchants Bancorp (the “Company,” “Merchants,” “we,” “our,” or “us”), an Indiana corporation formed in 2006, is a diversified bank holding company headquartered in Carmel, Indiana and registered under the Bank Holding Company Act of 1956, as amended. We currently operate in and service multiple lines of business, including multi-family housing, mortgage warehouse financing, retail and correspondent residential mortgage banking, agricultural lending, Small Business Administration (“SBA”) lending, and traditional community banking. We are also a syndicator of low-income housing tax credit and debt funds. As of December 31, 2021, we had $11.3 billion in assets, $9.0 billion of deposits and $1.2 billion of shareholders’ equity.

We were founded in 1990 as a mortgage banking company, providing financing for multi-family housing and senior living properties. The shared vision of our founders, Michael Petrie and Randall Rogers, was to create a diversified financial services company, which efficiently operates both nationally through mortgage banking and related services and locally through a community bank. We have primarily grown organically and strategically built our business in a way that we believe offers insulation from cyclical economic and credit swings and provides synergies across our lines of business.

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

Our business consists primarily of funding low risk loans that sell within 90 days of origination. The gain on sale of loans and servicing fees generated primarily from the multi-family rental real estate loans servicing portfolio contribute to noninterest income. The funding source is primarily from mortgage custodial, municipal, retail, commercial, and brokered deposits. We believe that the combination of net interest income and noninterest income from the sale of low risk profile assets results in lower than industry charge offs and a lower expense base, which serves to maximize net income and shareholder return.

Our Business Segments

We have several lines of business and provide various banking and financial services through our subsidiaries. Our business segments are defined as multi-family mortgage banking, mortgage warehousing, and banking.

Multi-Family Mortgage Banking

Merchants Capital Corp. (“MCC”) and Merchants Capital Servicing, LLC (“MCS”), subsidiaries of Merchants Bank, are primarily engaged in mortgage banking, specializing in originating and servicing loans for multi-family rental housing and healthcare facility financing. Our servicing portfolio consists primarily of Government National Mortgage Association (“Ginnie Mae”) loans. We also originate and service Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) affordable multi-family products. Our origination platform and servicing portfolio are significant sources of our noninterest income and deposits.

Through the Multi-Family Mortgage Banking segment, we primarily originate Federal Housing Authority (“FHA”) loans that are sold as Ginnie Mae mortgage backed securities within approximately 30 days. We believe that MCC is one of the largest FHA lenders and Ginnie Mae servicers in the country based on aggregate loan principal balance. The Company also originates affordable loans sold to Freddie Mac and Fannie Mae as mortgage-backed securities. The loans are sold and servicing rights are retained. In addition to the loans originated directly through Multi-Family Mortgage Banking, we also fund loans brought to us by non-affiliated entities and service or sub-service loans for a fee. Other originations include bridge and permanent financing that are referred to the Banking segment.

The segment’s primary source of funding is the national secondary mortgage market of federally chartered agencies and the federal government. Investors in the market are primarily large financial institutions, brokerage companies, insurance companies and real estate investment trusts. MCC is an approved FHA lender and a Ginnie Mae issuer of mortgage-backed securities. It is also an approved Multi-family Accelerated Processing and Housing and Urban Development (“HUD”) section 232 LEAN lender and a Rural Housing Service (“RHS”) approved lender for their Section 538 program. MCC is an approved Freddie Mac Targeted Affordable Lender and Fannie Mae Affordable Lender. These programs facilitate secondary market activities in order to provide funding for the multi-family mortgage market.

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

We also offer customized loan products for independent living, assisted living, memory care and skilled nursing projects. A variety of loan products are available to accommodate construction, rehabilitation, acquisition, and refinancing of healthcare properties throughout the country. These loans are generally underwritten with the intent to convert to permanent loans within three years.

MCC is also a fully integrated tax credit equity syndicator. Our syndication platform, paired with our comprehensive suite of debt offerings, allows us to deliver financing on all aspects of affordable housing transactions. The tax credit equity team specializes in tax-advantaged affordable housing projects with Section 42 Low-Income Housing Tax Credits (“LIHTC”) and Historic Rehabilitation Tax Credits. The investors in MCC’s syndicated funds are institutional investors comprised of banks, insurance companies and large publicly traded corporations. All funds are underwritten and serviced in-house.

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

Mortgage Warehousing has grown to fund over $20 billion of loan principal annually since 2015 and funded $111 billion in 2020 and $78 billion in 2021. Mortgage Warehousing also provides deposits related to the mortgage escrow accounts of its customers.

Banking

The Banking segment includes retail banking, commercial lending, agricultural lending, retail and correspondent residential mortgage banking, and SBA lending. Banking operates primarily in the Indianapolis metropolitan and Randolph County, Indiana markets, as well as Ford County in Central Illinois. Our correspondent mortgage banking business, like Multi-family Mortgage Banking and Mortgage Warehousing, is a national business. The Banking segment has a well-diversified customer and borrower base and has experienced significant growth over the past three years.

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

Agricultural Lending

Merchants Bank’s Lynn and Richmond, Indiana offices primarily offer agricultural loans within its designated Community Reinvestment Act (“CRA”) assessment area of Randolph and Wayne counties in Eastern Indiana and nearby Darke County, Ohio. FMBI primarily provides agricultural loans within its designated CRA assessment area of Mercer County in Western Illinois and Ford County in East Central Illinois. Merchants Bank and FMBI offer operating lines of credit for crop and livestock production, intermediate term financing to purchase agricultural equipment and breeding livestock and long-term financing to purchase agricultural real estate. Merchants Bank is approved to sell agricultural loans in the secondary market through the Federal Agricultural Mortgage Corporation (“Farmer Mac”) and uses this relationship to manage interest rate risk within the agricultural loan portfolio. Merchants Bank is also a Certified Lender with the Farm Service Agency and FMBI is a Standard Eligible Lender with the Farm Service Agency in the 90% guarantee program, to offset credit risk inherent in the Agriculture loan portfolio.

Single-Family Mortgage Lending, Correspondent Lending and Servicing

Merchants Mortgage is the branded division of Merchants Bank that is a full service single-family mortgage origination and servicing platform. Merchants Mortgage is both a retail and correspondent mortgage lender. Merchants Mortgage offers agency eligible, jumbo fixed and hybrid adjustable-rate mortgages for purchase or refinancing of single-family residences. Other products include construction, bridge and lot financing, and first-lien home equity lines of credit (“HELOC”). Merchants Mortgage generates revenues from fees charged to borrowers, interest income during the warehouse period, gain on sale of loans to investors, and servicing fee income. There are multiple investor outlets, including direct sale capability to Fannie Mae, Freddie Mac, Federal Home Loan Bank (“FHLB”) of Indianapolis and Chicago, and other third-party investors to allow Merchants Mortgage a best execution at sale. Merchants Mortgage also originates loans held for investment and earns interest income over the life of the loan.

SBA Lending

Merchants Bank participates in the SBA’s 7(a), 504 and Express programs in order to meet the needs of our small business communities and help diversify our retail revenue stream. In January 2018, Merchants Bank was awarded Preferred Lender Program status, the SBA’s highest level of approval that a lender can hold. This designation provides us delegated loan approval, closing and servicing authority that enables loan decisions to be made more rapidly. In December 2019, the Company added a new team of SBA originators, located in Illinois and Indiana, and expanding into Ohio and Texas, to help broaden our reach to small business owners in and around these states and was well positioned to participate in the government sponsored Paycheck Protection Program (“PPP”) established in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) during 2020 and 2021.

Strategy for Complementary Segments

Our segments diversify the net income of Merchants Bank and provide synergies across the segments. Strategic opportunities come from MCC and MCS, where loans are funded by the Banking segment and the Banking segment provides Ginnie Mae custodial services to MCC and MCS. Low-income tax credit syndication and debt fund offerings complement the lending activities of new and existing multi-family mortgage customers. The securities available for sale funded by MCC custodial deposits are pledged to FHLB to provide advance capacity during periods of high residential loan volume for Mortgage Warehousing. Mortgage Warehousing provides leads to correspondent residential lending in the banking segment. Retail and commercial customers provide cross selling opportunities within the banking segment. Merchants Mortgage is a risk mitigant to Mortgage Warehousing because it provides us with a ready platform to sell the underlying collateral to secure repayment. These and other synergies form a part of our strategic plan.

See “Operating Segment Analysis for the Years Ended December 31, 2021 and 2020” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 26, “Segment Information,” in the notes to our Consolidated Financial Statements for further information about our segments.

Competition

We compete in a number of areas, including commercial and retail banking, residential mortgages, and multi-family FHA, Fannie Mae, and Freddie Mac affordable loan originations in the multi-family and healthcare sectors. These industries are highly competitive, and the Company faces strong direct competition for deposits, loans, and loan originations and other financial-related services. We compete with other non-depository financial institutions and community banks, thrifts and credit unions. Although some of these competitors are situated locally, others have statewide or regional presence. In addition, we compete with large banks and other financial intermediaries, such as consumer finance companies, brokerage firms, mortgage banking companies, business leasing and finance companies, insurance companies, multi-family loan origination businesses, securities firms, mutual funds and certain government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. Additionally, we face growing competition from online businesses with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, as well as automated retirement and investment service providers. We believe that the range and quality of products that we offer, the knowledge of our personnel and our emphasis on building long-lasting relationships, along with our diversified business model, sets us apart from our competitors.

Human Capital

As of December 31, 2021, we had approximately 481 full-time employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement.

We regularly solicit feedback from our employees to gain a better understanding of why they may enjoy working at Merchants and what areas of improvement there may be. Feedback from such surveys is reviewed by senior management, including our Chief Executive Officer and the leader of each of our business units, and is generally used to develop ways in which our employees’ experiences can be improved and/or work can become more efficient. We believe that our relations with employees are positive. For example, we have been named to the list of “Best Places to Work in Indiana” by the Indiana Chamber of Commerce every year since 2016 and in 2021 our turnover rate was only 11%. Additionally, in order to reward employees for their contributions towards our success and to help ensure that our employees are more aligned with our shareholders, in 2020 we established an Employee Stock Ownership Plan (“ESOP”). Under the ESOP, from time to time we may make a contribution of newly issued shares of our common stock or cash to purchase shares of our common stock, which is then allocated to eligible employees. The ESOP contribution is completely funded by the Company and is in addition to all other wages, incentives, and benefits, and requires nothing from our employees other than their ongoing hard work and dedication.

Additionally, while the health and safety of our employees is always the highest priority, the COVID-19 pandemic required us to reevaluate our efforts and we made numerous changes and accommodations to help ensure employees remain healthy, safe, and productive, including:

●	added work from home flexibility;
●	encouraged those who are sick to stay home;
●	increasing cleaning protocols across all locations;
●	installed air ionization filtration system at headquarters;
●	established new physical distancing procedures for employees who need to be onsite;

●	provided additional personal protective equipment and cleaning supplies;
●	implemented protocols to address actual and suspected COVID-19 cases and potential exposure; and
●	until August 2021, required masks to be worn in all locations.

In 2022, we also began providing contributions to employee 401(k) plans, regardless of their participation levels.

Corporate Information

Our principal executive offices are located at 410 Monon Blvd., Carmel, Indiana 46032, and our telephone number at that address is (317) 569-7420. Through our website at www.merchantsbancorp.com under “Investors,” we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). Those filings can also be obtained on the SEC’s website at www.sec.gov. Additionally, from time to time we may post other press releases, news, investor presentations and stories regarding our business on the News and Presentation sections of our website’s Investor page. The information contained on our website is not a part of, or incorporated by reference into, this report.

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

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can impact the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, interest rate sensitivity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

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

Currently, a “well capitalized” institution is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8%, a Tier 1 leverage ratio of at least 5%, a common equity Tier 1 risk-based capital ratio of at least 6.5%, and is not subject to regulatory direction to maintain a specific level for any capital measure. Beginning January 1, 2020, an institution that has elected (of which the Company, Merchants Bank, and FMBI have done so) to use the community bank leverage ratio (“CBLR”) will be considered to be “well capitalized” if it has a leverage ratio of at least 9% (which was temporarily reduced to a lower requirement as a result of the COVID-19 pandemic), as described further under the caption Capital Requirements and Basel III below. An “adequately capitalized” institution is one that has ratios of at least 8%, 6%, 4% and 4.5%, respectively. An institution is “undercapitalized” if any of its respective ratios is less than 8%, 6%, 4% and 4.5%, as applicable. “Significantly undercapitalized” institutions have ratios of less than 6%, 4%, 3% and 3%, respectively. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity to total assets that is 2% or less.

At December 31, 2021, Merchants Bank and FMBI were well capitalized, as defined by applicable regulations.

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

However, on November 21, 2017, the Federal Reserve, Office of the Comptroller of the Currency (“OCC”), and FDIC finalized a joint proposal and adopted a final rule (the “Transitions Rule”) pursuant to which the current regulatory capital treatment then in place for servicing rights, certain temporary difference deferred tax assets, and significant investments in the capital of unconsolidated financial institutions was indefinitely extended in anticipation of a subsequent notice of proposed rulemaking by such regulators to simplify the regulatory capital treatment of such items (the “Simplification Rule”). The extension of the capital rules with respect to servicing rights was the only portion of the Transitions Rule that was material to the Company.

If the Transitions Rule had not been enacted, beginning January 1, 2018, we would have been required to make certain additional deductions and increases to our risk-weighting for the purposes of our capital calculations, which would have resulted in us reporting a lower capital ratio. As a result of the Transitions Rule, there were no such adjustments to our capital in 2018 or 2019.

On July 9, 2019, the federal regulators finalized and adopted the final Simplification Rule. Under the prior rules, including the Transitions Rule, servicing rights, net of related deferred tax liabilities, that are in excess of 10% of common equity or when combined with certain other deduction items are in excess of 15% of common equity are deducted from Common Equity Tier 1 capital.  Under the Simplification Rule, on January 1, 2020, this threshold was raised to 25% of common equity, which we expect to benefit the Company because it will reduce the deductions to capital that have traditionally been required. However, the non-deducted portion of servicing rights must be risk weighted at 250%.

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

In April 2020, under the CARES Act, the 9% leverage ratio threshold was temporarily reduced to 8% in response to the COVID-19 pandemic. The threshold increased to 8.5% in 2021 and will return to 9% in 2022. The Company, Merchants Bank, and FMBI elected to begin using CBLR in the first quarter of 2020 and thus do not calculate or report risk-based capital ratios.

On December 2, 2020 the FDIC issued an interim final rule related to COVID-19 as it pertains to eligibility to utilize CBLR. The rule allows organizations with less than $10 billion in total assets as of December 31, 2019, to use the assets on that date to determine the applicability of various regulatory asset thresholds during 2020 and 2021. The Company’s assets exceeded $10 billion as of September 30, 2021 and December 31, 2021, and if we remain above $10 billion on March 31, 2022 our grace period would begin at that time. Because total assets are likely to exceed $10 billion after the dates provided in the interim rule, the Company is prepared to address the additional regulatory requirements and does not expect it to have significant financial implications.

At December 31, 2021, the Company, Merchants Bank, and FMBI met all of the regulatory capital requirements with CBLR to be classified as well capitalized, and management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s, Merchants Bank’s, or FMBI’s category.

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

Capital regulations also limit a depository institution’s ability to make capital distributions if it does not hold capital conservation buffer of 2.5% above the required minimum risk-based capital ratios. However, such buffer is not applicable during the period that an institution is qualified and has elected to use CBLR. Regulators also review and limit proposed dividend payments as part of the supervisory process and review of an institution’s capital planning. In addition to dividend limitations, Merchants Bank and FMBI are subject to certain restrictions on extensions of credit to us, on investments in our shares or other securities and in taking such shares or securities as collateral for loans.

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

Consumer Financial Services

The structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to oversee and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including Merchants Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over insured depository institutions and their holding companies that have more than $10 billion in assets for at least four quarters, which Merchants Bank and FMBI is on target to reach during 2022. (The CFPB has similar authority over certain nonbanking organizations.)

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

Mortgage Origination

The CFPB’s “ability to repay” rule, among other things, requires lenders to consider a consumer’s ability to repay a mortgage loan before extending credit to the consumer, and limits prepayment penalties. The rule also establishes certain protections from liability for mortgage lenders with regard to the “qualified mortgages” they originate. This rule includes within the definition of a “qualified mortgage” a loan with a borrower debt-to-income ratio of less than or equal to 43% or, alternatively, a loan eligible for purchase by Fannie Mae or Freddie Mac while they operate under federal conservatorship or receivership (“GSE Patch”), and loans eligible for insurance or guarantee by the FHA, VA or USDA. However, on December 10, 2020 the CFPB adopted a new final rule removing the 43% debt-to-income ratio and GSE Patch from the definition of a “qualified mortgage” and replacing it with an annual percentage rate limit, while still requiring the consideration of the debt-to-income ratio, which became effective for all loans applications after June 30, 2021. Additionally, a qualified mortgage may not: (i) contain excess upfront points and fees; (ii) have a term greater than 30 years; or (iii) include interest−only or negative amortization payments. The rule has not had a significant impact on our mortgage production operations since most of the loans Merchants Bank currently originates would constitute “qualified mortgages” under the rule, including under the revised definition that became effective on June 30, 2021.

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

We currently operate a residential and multi-family mortgage origination, warehouse financing, and servicing business. Changes in interest rates and pricing decisions by our loan competitors may adversely affect demand for our mortgage loan products, the revenue realized on the sale of loans, revenues received from servicing such loans and the valuation of our servicing rights.

Our mortgage banking profitability could significantly decline if we are not able to originate and resell a high volume of mortgage loans.

Mortgage production, especially refinancing activity, declines in rising interest rate environments. Interest rates have been historically low over the last few years, but the market is anticipating interest rate increases in the future. Moreover, when interest rates increase further, there can be no assurance that our mortgage production will continue at current levels. Because we sell a substantial portion of the mortgage loans we originate and purchase, the profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them at a gain in the secondary market. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market. If our level of mortgage production declines, the profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations.

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

Real estate construction loans involve additional risks because funds are advanced upon security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

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

While the COVID-19 pandemic has minimally impacted our business and as of December 31, 2021 we had deferred payments on only 1 loan with an unpaid balance of $36.8 million, and we believe deferrals may better position customers to resume their regular payments to us in the future, these deferrals, and any additional deferrals may negatively impact our revenue and other results of operations at least in the near term, may produce additional requests for deferrals and/or for extensions and modifications beyond what we anticipate, and we may not be as successful as we expect in managing our credit risk, resulting in higher credit losses in our lending portfolio.

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

Additionally, in 2020 Fannie Mae and Freddie Mac ceased accepting accept single family or multi-family adjustable rate mortgages (“ARMs”) indexed to LIBOR and currently will only accept ARMs indexed to the Federal Reserve’s Secured Overnight Financing Rate (“SOFR”). Also, on November 30, 2020, the federal banking regulators issued guidance on the transition from LIBOR that, among other things, encouraged banks to stop using LIBOR in new financial contracts as soon as practicable but at least by December 31, 2021.

With these announcements it is likely that LIBOR will no longer be viewed as an acceptable market index, and SOFR or another rate will likely become the industry accepted alternative to LIBOR. It is not possible to predict the effect of any such changes in views or alternatives may have on the markets for LIBOR-indexed financial instruments.

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

We establish our allowance for loan losses and maintain it at a level that management considers adequate to absorb probable loan losses based on an analysis of our portfolio, the underlying health of our borrowers, and general economic conditions. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us. The allowance for loan losses contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in our market areas. The determination of the appropriate level of the allowance for loan losses is inherently subjective and requires us to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes. The actual amount of loan losses is affected by changes in economic, operating and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates. We intend to adopt ASU 2016-13 for Current Expected Credit Losses (“CECL”) in 2022.

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

Our goodwill impairment test involves a two-step process. Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2021, our goodwill totaled $15.8 million. While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.

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

Our multi-family servicing rights assets typically have a ten year call protection, but as interest rates decrease, the potential for prepayment increases and the fair market value of our servicing rights assets may decrease. Our ability to mitigate this decrease in value is largely dependent on our ability to be the refinancer and retain servicing rights. While we have previously been successful in our servicing retention, we may not be able to achieve the same level of retention in the future.

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

The slope of the yield curve affects our net interest income and we could experience net interest margin compression if our interest earning assets reprice downward while our interest-bearing liability rates fail to decline in tandem. This would have a material adverse effect on our net interest income and our results of operations.

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

We face significant capital and other regulatory requirements as a financial institution. Although we raised significant funds through our October 2017 initial public offering and $362.1 million, net of expenses and repurchases, through several preferred stock offerings between 2019 and 2021, we may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, we, on a consolidated basis, and Merchants Bank and FMBI, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot provide assurances that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.

The Dodd-Frank Act, among other things, imposed new capital requirements on bank holding companies; changed the base for the FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; permanently raised the current standard deposit insurance limit to $250,000; and expanded the FDIC’s authority to raise insurance premiums. The Dodd-Frank Act established the CFPB as an independent entity within the Federal Reserve, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. Certain elements of the Dodd-Frank Act are required for institutions with more than $10 billion in assets, such as Merchants Bank and FMBI.

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

We are subject to heightened regulatory requirements because we exceed $10 billion in assets.

At December 31, 2021 we had total assets of $11.3 billion. Although we do not expect the same level of asset growth as 2020 and 2021, we may continue to exceed $10 billion in total assets in the future. Upon crossing that threshold, we will be subject to increased regulatory scrutiny and expectations imposed by the Dodd-Frank Act, will no longer be excepted from the “Volcker Rule,” and will no longer be able to elect CBLR if we remain above $10 billion in total assets at the end of the applicable grace period. Compliance with the standards imposed by our regulators because of such scrutiny and expectations could increase our operational costs. Our regulators may also consider our preparation for compliance with their standards when examining our operations generally or considering any request for regulatory approval we may make.

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

The Basel III regulatory capital reforms, or Basel III, not only increased most of the required minimum regulatory capital ratios, but also introduced a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. Basel III also expanded the definition of capital by establishing additional criteria that capital instruments must meet to be considered additional Tier 1 and Tier 2 capital. In order to be a “well-capitalized” depository institution under Basel III, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of common equity Tier 1 capital. Institutions that satisfy CBLR are not subject to these capital ratio requirements to be “well capitalized” or required to maintain the capital conservation buffer.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company owns its headquarters building, which includes a Merchants Bank branch at 410 Monon Blvd. in Carmel, Indiana. Employees of all three of our segments have operations in this location. There are also several other branches and small offices in other states. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

Item 3. Legal Proceedings.

There are no material pending legal proceedings other than ordinary routine litigation incidental to the business which we operate.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on the Nasdaq Capital Market (“Nasdaq”) under the symbol “MBIN” on October 27, 2017. Prior to that date, there was no public market for our common stock. On February 24, 2022, the closing price of our common stock was $28.73. As of February 24, 2022, there were 43,267,776 shares of our common stock outstanding and 39 shareholders of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from October 27, 2017 (the date of our initial public offering and listing on Nasdaq) through December 31, 2021. The graph compares our common stock with the Nasdaq Composite Index and the Nasdaq Bank Index. The graph assumes an investment of $100.00 in our common stock and each index on October 27, 2017 and reinvestment of all quarterly dividends. Measurement points are October 27, 2017 and the last trading day of each subsequent quarter through December 31, 2021. There is no assurance that our common stock performance will continue in the future with the same or similar results as shown in the graph.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

Unregistered Sales and Repurchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet to be purchased under the plans or programs (1)

October 1 - October 31, 2021	—	$—	—	$30,000,000
November 1 - November 30, 2021	—	—	—	75,000,000
December 1 - December 31, 2021	—	—	—	75,000,000
Total	—	$—	—	$75,000,000

(1)	On November 17, 2021, the Company approved the renewal and increase of the stock repurchase program of up to $75,000,000 of common stock, expiring December 31, 2023.

Item 6. Selected Financial Data.

	At or for the Year Ended December 31,
(Dollars in thousands, except per share data)	2021	2020	2019	2018	2017
Balance Sheet Data:
Total Assets	$11,278,638	$9,645,375	$6,371,928	$3,884,163	$3,393,133
Loans held for investment	5,782,663	5,535,426	3,028,310	2,058,127	1,374,660
Allowance for loan losses	(31,344)	(27,500)	(15,842)	(12,704)	(8,311)
Loans held for sale	3,303,199	3,070,154	2,093,789	832,455	995,319
Deposits	8,982,613	7,408,066	5,478,075	3,231,086	2,943,561
Total liabilities	10,123,229	8,834,754	5,718,200	3,462,926	3,025,659
Total shareholders' equity	1,155,409	810,621	653,728	421,237	367,474
Tangible common shareholders' equity (non-GAAP)	775,708	579,847	421,438	358,637	320,479
Income Statement Data:
Interest Income	$311,886	$282,790	$211,995	$140,563	$94,387
Interest Expense	33,892	58,644	89,697	50,592	27,790
Net interest income	277,994	224,146	122,298	89,971	66,597
Provision for loan losses	5,012	11,838	3,940	4,629	2,472
Noninterest income	157,333	127,473	47,089	49,585	47,680
Noninterest expense	125,385	96,424	63,313	50,900	34,644
Income before taxes	304,930	243,357	102,134	84,027	77,161
Provision for income taxes	77,826	62,824	24,805	21,153	22,477
Net income	227,104	180,533	77,329	62,874	54,684
Preferred stock dividends	20,873	14,473	9,216	3,330	3,330
Net income available to common shareholders	$206,231	$166,060	$68,113	$59,544	$51,354
Credit Quality Data:
Nonperforming loans	$761	$6,321	$4,678	$2,411	$3,140
Nonperforming loans to total loans	0.01%	0.11%	0.15%	0.12%	0.23%
Nonperforming assets	$761	$6,321	$4,822	$2,411	$3,140
Nonperforming assets to total assets	0.01%	0.07%	0.08%	0.06%	0.09%
Allowance for loan losses to total loans	0.54%	0.50%	0.52%	0.62%	0.60%
Allowance for loan losses to nonperforming loans	4,118.79%	435.06%	338.65%	526.92%	264.68%
Net charge-offs/(recoveries) to average loans and loans held for sale	0.01%	0.00%	0.02%	0.01%	0.02%
Per Share Data (Common Stock):(1)
Diluted earnings per share	$4.76	$3.85	$1.58	$1.38	$1.52
Dividends declared	$0.24	$0.21	$0.19	$0.16	$0.13
Tangible book value (non-GAAP)	$17.96	$13.45	$9.79	$8.33	$7.45
Weighted average shares outstanding
Basic	43,172,078	43,113,741	43,057,688	43,039,433	33,827,178
Diluted	43,325,303	43,167,113	43,118,561	43,086,629	33,852,231
Shares outstanding at period end	43,180,079	43,120,625	43,059,657	43,041,054	43,027,751
Performance Metrics:
Return on average assets	2.23%	2.12%	1.47%	1.71%	1.84%
Return on average equity	22.07%	25.09%	14.37%	15.86%	22.00%
Return on average tangible common equity (non-GAAP)	30.10%	34.02%	17.56%	17.23%	25.14%
Net interest margin	2.79%	2.69%	2.40%	2.54%	2.32%
Efficiency ratio (non-GAAP)	28.80%	27.42%	37.38%	36.47%	30.32%
Loans and loans held for sale to deposits	101.15%	116.17%	93.50%	89.46%	80.51%
Capital Ratios—Merchants Bancorp:
Tangible common equity to tangible assets (non-GAAP)	6.9%	6.0%	6.6%	9.3%	9.5%
Tier 1 common equity to risk-weighted assets	n/a	n/a %	7.4%	10.6%	11.8%
CBLR (Tier 1 leverage ratio)	10.4%	8.6%	9.4%	10.0%	10.9%
Tier 1 capital to risk-weighted assets	n/a	n/a %	11.3%	11.9%	13.4%
Total capital to risk-weighted assets	n/a	n/a %	11.6%	12.3%	13.7%
Capital Ratios—Merchants Bank Only:
Tier 1 common equity to risk-weighted assets	n/a	n/a %	11.7%	12.9%	15.4%
CBLR (Tier 1 leverage ratio)	10.3%	8.7%	9.7%	11.0%	12.5%
Tier 1 capital to risk-weighted assets	n/a	n/a %	11.7%	12.9%	15.4%
Total capital to risk-weighted assets	n/a	n/a %	12.0%	13.3%	15.7%

(1)	The number of shares and per share amounts have been restated to reflect the 3-for-2 common stock split, effective on January 17, 2022.

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

The reconciliation from shareholders’ equity per GAAP to tangible common shareholders’ equity is comprised solely of goodwill and intangibles totaling $17.6 million at December 31, 2021, $18.1 million at December 31, 2020, $19.6 million at December 31, 2019, $21.0 million at December 31, 2018 and $5.4 million for the year ended December 31, 2017.

The reconciliation from consolidated assets per GAAP to tangible assets is comprised solely of consolidated assets less goodwill and intangibles totaling $17.6 million at December 31, 2021, $18.1 million at December 31, 2020, $19.6 million at December 31, 2019, $21.0 million at December 31, 2018 and $5.4 million for the year ended December 31, 2017.

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

A reconciliation of GAAP to non-GAAP financial measures is as follows:

	At December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Tangible common shareholders’ equity:
Shareholders’ equity per GAAP	$1,155,409	$810,621	$653,728	$421,237	$367,474
Less: goodwill & intangibles	(17,552)	(18,128)	(19,644)	(21,019)	(5,414)
Tangible shareholders’ equity	1,137,857	792,493	634,084	400,218	362,060
Less: preferred stock	(362,149)	(212,646)	(212,646)	(41,581)	(41,581)
Tangible common shareholders’ equity	$775,708	$579,847	$421,438	$358,637	$320,479

Average tangible common shareholders’ equity:
Average shareholders’ equity per GAAP	$1,028,834	$719,630	$537,946	$396,350	$248,515
Less: average goodwill & intangibles	(17,841)	(18,899)	(20,243)	(9,265)	(2,662)
Less: average preferred stock	(325,904)	(212,646)	(129,881)	(41,581)	(41,581)
Average tangible common shareholders’ equity	$685,089	$488,085	$387,822	$345,504	$204,272

Tangible assets:
Assets per GAAP	$11,278,638	$9,645,375	$6,371,928	$3,884,163	$3,393,133
Less: goodwill & intangibles	(17,552)	(18,128)	(19,644)	(21,019)	(5,414)
Tangible assets	$11,261,086	$9,627,247	$6,352,284	$3,863,144	$3,387,719

Ending Common Shares	43,180,079	43,120,625	43,059,657	43,041,054	43,027,751

Tangible book value per common share	$17.96	$13.45	$9.79	$8.33	$7.45

Return on average tangible common equity	30.10%	34.02%	17.56%	17.23%	25.14%

Tangible common equity to tangible assets	6.9%	6.0%	6.6%	9.3%	9.5%

	For the Year Ended
	December 31,
	2021	2020	2019	2018	2017
Net income as reported per GAAP	$227,104	$180,533	$77,329	$62,874	$54,684
Less: preferred stock dividends	(20,873)	(14,473)	(9,216)	(3,330)	(3,330)
Net income available to common shareholders	$206,231	$166,060	$68,113	$59,544	$51,354

Efficiency ratio (based on all GAAP metrics):
Noninterest expense	$125,385	$96,424	$63,313	$50,900	$34,644
Net interest income (before provision for loan losses)	277,994	224,146	122,298	89,971	66,597
Noninterest income	157,333	127,473	47,089	49,585	47,680
Total revenues for efficiency ratio	$435,327	$351,619	$169,387	$139,556	$114,277
Efficiency ratio	28.80%	27.42%	37.38%	36.47%	30.32%

Item 7. Management’s Discussion and Analysis of Financial Condition and the Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the accompanying notes included elsewhere in this report.

Discussion and Analysis of the Company’s financial condition and the results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 is contained in Item 7 of Form 10-K for the year ended December 31, 2020 filed with the SEC on March 5, 2021.

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

Financial Highlights for the Year Ended December 31, 2021

●	Net income of $227.1 million increased 26% compared to December 31, 2020.
●	Diluted earnings per share of $4.76 increased 24% compared to December 31, 2020.
●	The $46.6 million, or 26%, increase in net income compared to the year ended December 31, 2020 was primarily driven by a $53.8 million, or 24%, increase in net interest income that reflected growth in mortgage warehouse loans and a $29.9 million increase in noninterest income that reflected growth in loan servicing fees and gain on sale of loans from both single-family and multi-family mortgages.
●	Partially offsetting the increases to net income was a $29.0 million, or 30% increase in noninterest expenses that reflected higher salaries and employee benefits, including commissions, to support the strong growth in our business, in addition to a $15.0 million increase in the provision for income taxes due to the 25% increase in pre-tax income.
●	Total assets of $11.3 billion increased $1.6 billion, or 17%, compared to December 31, 2020.
●	Return on average assets was 2.23% for the year ended December 31, 2021 compared to 2.12% for the year ended December 31, 2020.
●	Asset quality remained strong, as nonperforming loans (nonaccrual and accruing loans greater or equal to 90 days past due) represented $761,000, or 0.01% of loans receivable at December 31, 2021, compared to $6.3 million, or 0.11% of loans receivable at December 31, 2020.
●	The net interest margin of 2.79% increased 10 basis points compared to 2.69% for the year ended December 31, 2020. The net interest spread of 2.73% increased by 15 basis points compared to 2.58% for the year ended December 31, 2020. Our diverse business model is designed to maximize overall profitability in both rising and falling interest rate environments, and unlike many other banks and holding companies, our future profitability relies less upon changes in net interest margin.
●	On November 17, 2021, we approved a 3-for-2 common stock split for shareholders of record at the close of business on January 3, 2022. The additional shares were distributed on or around January 17, 2022.
●	As of December 31, 2021, we had $2.4 billion in available borrowing capacity, compared to $2.6 billion at December 31, 2020.

●	The volume of warehouse loans funded during the year ended December 31, 2021 amounted to $78.3 billion, a decrease of $32.5 billion, or 29%, compared to the same period in 2020. This compared to the 3% industry decrease in single-family residential loan volumes from the year ended December 31, 2021 to the same period in 2020, according to an estimate of industry volume by the Mortgage Bankers Association.
●	The volume of loans originated and acquired for sale in the secondary market through our multi-family business increased by $967.2 million, or 49%, to $2.9 billion, compared to the year ended December 31, 2020.

Company and Business Segment Overview

We are a diversified bank holding company headquartered in Carmel, Indiana and registered under the Bank Holding Company Act of 1956, as amended. We currently operate in and service multiple lines of business, including multi-family housing, mortgage warehouse financing, retail and correspondent residential mortgage banking, agricultural lending, Small Business Administration (“SBA”) lending, and traditional community banking. The Company is also a syndicator of low-income housing tax credit and debt funds.

Our business consists primarily of funding low risk loans that sell within 90 days of origination. The gain on sale of loans and servicing fees generated primarily from the multi-family rental real estate loans servicing portfolio contribute to noninterest income. The funding source is primarily from mortgage custodial, municipal, retail, commercial, and brokered deposits. We believe that the combination of net interest income and noninterest income from the sale of low risk profile assets results in lower than industry charge offs and a lower expense base which serves to maximize net income and shareholder return.

See “Company Overview and Our Business Segments,” in Item 1 “Business”, “Operating Segment Analysis for the Years Ended December 31, 2021 and 2020” in Item 7 “Management’s Discussion and Analysis of Financial Condition and the Results of Operations”, and “Segment Information,” in Note 26 of our Consolidated Financial Statements for further information about our segments.

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

Net interest income. Net interest income represents interest income less interest expense. We generate interest income from interest (net of any servicing fees paid or costs amortized over the expected life of the loans) and fees received on interest-earning assets, including loans, investment securities, cash, and dividends on FHLB stock we own. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits and borrowings. Net interest income is the most significant contributor to our revenues and net income. To evaluate net interest income, we measure and monitor: (a) yields on our loans and other interest-earning assets; (b) duration on our loans, deposits, and borrowings; (c) the costs of our deposits and other funding sources; (d) our net interest margin; and (e) the regulatory risk weighting associated with the assets. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

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

Noninterest Income. Noninterest income consists of, among other things: (a) gain on sale of loans; (b) loan servicing fees; (c) fair value adjustments to the value of servicing rights; (d) mortgage warehouse fees; and (e) low-income housing tax credit syndication fees; (f) asset management fees; and (g) other noninterest income.

Gain on sale of loans includes placement and origination fees, capitalized servicing rights, trading gains and losses, and other related income. Loan servicing fees are collected as payments are received for loans in the servicing portfolio and reduced by amortization on servicing rights. Fair value adjustments to the value of servicing rights are also included in noninterest income. Mortgage warehouse fees are recognized at the time of funding and collected at the time of sale. Low-income housing tax credit fee income is recognized at the point in time when investor equity capital is obtained to acquire qualifying investments in low-income housing tax credit projects for its funds. Related asset management fees for syndicated funds are recognized over time.

Noninterest expense. Noninterest expense includes, among other things: (a) salaries and employee benefits, including commissions; (b) loan origination expenses; (c) occupancy and equipment expense; (d) professional fees; (e) FDIC insurance expense; (f) technology expense; and (g) other general and administrative expenses.

Salaries and employee benefits includes commissions, other compensation, employee benefits and employment tax expenses for our personnel. In response to the COVID-19 pandemic, we migrated employees to work-from-home arrangements in mid-March 2020 and continued operating without disruption to our customers. Most employees returned to the office part-time by December 2020 and full-time by August 2021. We have also assessed our internal control environment and believe we have the necessary precautions in place to ensure business continuity.

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

Liquidity. We manage our liquidity based upon factors that include: (a) our amount of custodial and brokered deposits as a percentage of total deposits (b) the level of diversification of our funding sources (c) the allocation and amount of our deposits among deposit types (d) the short-term funding sources used to fund assets (e) the amount of non-deposit funding used to fund assets (f) the availability of unused funding sources; (g) off-balance sheet obligations; (h) the availability of assets to be readily converted into cash without a material loss on the investment; (i) the amount of cash and cash equivalent securities we hold; (j) the repricing characteristics of our assets; (k) maturity and duration of our assets when compared to the repricing characteristics of our liabilities and other factors; and (l) costs of available funding options.

Capital. We manage our regulatory capital based upon factors that include: (a) the level and quality of capital and our overall financial condition; (b) the trend and volume of problem assets; (c) the dollar amount of servicing rights as a percentage of capital; (d) the level and quality of earnings; (e) the risk exposures in our balance sheet; and (f) other factors. In addition, since 2014 we have annually increased our capital through net income less dividends and equity issuances.

Asset Quality. We manage the diversification and quality of our assets based upon factors that include: (a) the level, distribution, severity and trend of problem, classified, delinquent, nonaccrual, nonperforming and restructured assets; (b) the adequacy of our allowance for loan losses; (c) the diversification and quality of loan and investment portfolios; (d) the extent of counterparty risks; (e) credit risk concentrations; (f) the liquidity of our assets; and (g) other factors.

Recent Developments and Material Trends

Economic and Interest Rate Environment. The results of our operations are highly dependent on economic conditions, mortgage volumes, and market interest rates. Residential mortgage volumes fluctuate based on economic conditions, market interest rates, and the credit parameters set by the GSEs. Since July 2019, the Federal Reserve has continued to reduce interest rates. During 2020, the Federal Reserve reduced the Federal Funds rates by 150 basis points, leading to historically low rates in the range of 0.0% to 0.25%, which was the lowest the rates have been since 2008.

The lower interest rates in 2020 contributed to the significant loan growth we experienced for the year ended December 31, 2020, particularly related to single family mortgage refinancing activity that increased net interest income and noninterest income in our Mortgage Warehousing segment. This growth started to level off during the year ended December 31, 2021, and we do not anticipate that the 2020 trend of growth will necessarily continue. Supporting this expectation are reports from the Mortgage Bankers Association, which has forecasted a 3% decrease in single-family residential mortgage volume, to $3.991 trillion for 2021, from $4.108 trillion in 2020, and a decrease of 35%, to $2.600 trillion in 2022, followed by a decrease to $2.526 trillion for 2023.

COVID-19 Pandemic. The COVID-19 pandemic has had an ongoing global impact on nearly every aspect of daily life in the U.S. since early 2020. As infection and death rates continued to accelerate throughout 2020, many businesses and schools were forced to close or alter their way of business to ensure public safety. Businesses shifted to work-from-home arrangements for their employees, and some had to juggle new childcare and home-schooling responsibilities due to shutdowns. Despite government intervention to facilitate financial assistance and small business loans, as well as the roll-out of a vaccine in early 2021 to prevent COVID-19, many businesses are still likely suffering losses or closures. Personal illnesses and business closures have impacted nearly every industry, including the mortgage banking industry. However, we believe Merchants has minimal direct credit exposure on loans to consumer, commercial, and other small businesses that have been most negatively impacted by COVID-19. As of December 31, 2021 we had only 1 loan in payment deferral arrangements, with an unpaid balance of $36.8 million that represented 0.40% of total loans and loans held for sale. We continue to monitor the situation and may need to adjust future expectations as developments occur.

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

As described further in Item 1 - “Supervision and Regulation—Merchants Bank and FMBI—Capital Requirements and Basel III” the federal regulators finalized and adopted rules regarding the community bank leverage ratio (“CBLR”) in November 2019. Under CBLR, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds a 9% threshold, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. In April 2020, under the CARES Act, the 9% leverage ratio threshold was temporarily reduced to 8% in response to the COVID-19 pandemic. The threshold increased to 8.5% in 2021 and will return to 9% in 2022. On December 2, 2020 the FDIC issued an interim final rule related to COVID-19 as it pertains to eligibility to utilize CBLR. The rule allows organizations with less than $10 billion in total assets as of December 31, 2019, to use the assets on that date to determine the applicability of various regulatory asset thresholds during 2020 and 2021. The Company, Merchants Bank, and FMBI elected to begin using CBLR for the first quarter of 2020 and all intend to utilize this measure until we no longer qualify.

General and Administrative Expenses. We expect to continue incurring increased noninterest expense attributable to general and administrative expenses related to building out and modernizing our operational infrastructure, marketing and other administrative expenses to execute our strategic initiatives, expenses to hire additional personnel and other costs required to continue our growth.

Allowance for Loan Losses. One of our key operating objectives has been, and continues to be, maintenance of an appropriate level of allowance for loan losses for probable incurred losses in our loan portfolio. The provision for loan losses recorded in prior years was primarily due to growth in our loan portfolio, as our historical loss rates remained very low. As we anticipate that our loan portfolio could moderate in 2022, we could similarly expect the provision to decrease, but could also be influenced by any changes to problem loans in our portfolio, the loan type mix within the portfolio or the adoption of ASU 2016-13 for Current Expected Credit Losses (“CECL”). See Note 28 of the Notes to our Consolidated Financial Statements for additional details on CECL. Additional details are provided in the Allowance for Loan Losses portion of the Comparison of Financial Condition at December 31, 2021 and December 31, 2020. Because there could be unforeseen future losses associated with the impact of COVID-19, the Company continues to monitor the situation and may need to adjust future expectations as developments occur.

Issuance and Redemption of Preferred Stock. On March 23, 2021, the Company issued 6,000,000 depositary shares, each representing a 1/40th interest in a share of its 6.00% Fixed-to-Floating Rate Series C Non-Cumulative Perpetual Preferred Stock, without par value (the “Series C Preferred Stock”), and with a liquidation preference of $1,000.00 per share (equivalent to $25.00 per depositary share). The aggregate gross offering proceeds for the shares issued by the Company was $150.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $5.1 million paid to third parties, the Company received total net proceeds of $144.9 million.

On April 15, 2021, all 41,625 shares of the 8% Preferred Stock were redeemed for $41.6 million, plus unpaid dividends of $139,000. On May 6, 2021, the 8% Preferred Stock shareholders participated in a private offering to replace their redeemed shares with Series C Preferred Stock. Accordingly, 46,181 shares (1,847,233 depositary shares) of Series C Preferred Stock were issued at a price of $25 per depositary share. The total capital raised from the private offering was $46.2 million, net of $23,000 in expenses.

Stock Split. On November 17, 2021, the Company approved a 3-for-2 common stock split. Shareholders of record at the close of business on January 3, 2022 received one additional share of Merchants Bancorp common stock for every two shares owned. These additional shares were distributed on or around January 17, 2022.

Comparison of Operating Results for the Years Ended December 31, 2021 and 2020

General. Net income for the year ended December 31, 2021 was $227.1 million, an increase of $46.6 million, or 26%, over the net income of $180.5 million for the year ended December 31, 2020. The increase was primarily due to a $53.8 million, or 24%, increase in net interest income that reflected a 46% decrease in cost of deposits and a 10% increase in interest income from higher loan balances, as well as a $18.2 million increase in loan servicing fees primarily related to positive fair market value adjustments to servicing rights. Also contributing to the increase in net income was a $14.6 million, or 15% increase in gain on sale of loans.

Partially offsetting the increases to net income was a $26.5 million, or 45%, increase in salaries and employee benefits, including commissions, to support higher loan production volumes, as well as an increase of $15.0 million, or 24%, to the provision for income taxes on 25% higher pre-tax net income.

Net Interest Income. Net interest income increased $53.8 million, or 24%, to $278.0 million for the year ended December 31, 2021, compared to $224.1 million for the year ended December 31, 2020. The increase was primarily due to a $1.6 billion increase in our average interest earning assets and a 15 basis point increase in our interest rate spread, to 2.73%, for the year ended December 31, 2021 from 2.58% for the year ended December 31, 2020.

Our net interest margin increased 10 basis points, to 2.79%, for the year ended December 31, 2021 from 2.69% for the year ended December 31, 2020. The increase in net interest margin reflected higher average loan balances and lower funding costs that outpaced the lower overall market interest rates on loans compared to the year ended December 31, 2020.

Interest Income. Interest income increased $29.1 million, or 10%, to $311.9 million for the year ended December 31, 2021, from $282.8 million for the year ended December 31, 2020. This increase was primarily attributable to a $29.9 million increase in interest on loans and a $1.6 million increase in interest on mortgage loans in process of securitization, which was partially offset by a $2.5 million decrease of other interest-bearing assets.

Interest income for loans and loans held for sale increased $29.9 million compared to the year ended December 31, 2020. The average balance of loans, including loans held for sale, during the year ended December 31, 2021 increased $1.5 billion, or 21%, to $8.5 billion from $7.0 billion for the year ended December 31, 2020, reflecting significant increases in loan volume. The average yield on loans decreased 32 basis points, to 3.45%, for the year ended December 31, 2021, compared to 3.77% for the year ended December 31, 2020, due to lower overall interest rates in the economy period to period.

Interest income for mortgage loans in process of securitization increased by $1.6 million compared to the year ended December 31, 2020. The average balance of mortgage loans in process of securitization increased $112.9 million, or 30%, to $494.3 million for the year ended December 31, 2021 from $381.3 million for the year ended December 31, 2020, and the average yield decreased 34 basis points, to 2.58%, for the year ended December 31, 2021, compared to 2.92% for the year ended December 31, 2020.

Interest income for interest-bearing deposits and other assets decreased by $2.5 million compared to the year ended December 31, 2020. The average balance of interest-earning deposits and other assets increased $4.1 million, or 1%, to $669.4 million for the year ended December 31, 2021 from $665.3 million for the year ended December 31, 2020, and the average yield decreased 38 basis points, to 0.29%, for the year ended December 31, 2021, compared to 0.67% for the year ended December 31, 2020.

Interest Expense. Total interest expense decreased $24.8 million, or 42%, to $33.9 million for the year ended December 31, 2021, compared to $58.6 million for the year ended December 31, 2020.

Interest expense on total deposits decreased $24.0 million, or 46%, to $28.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was attributable to lower volume and rates of certificates of deposits and lower rates of interest-bearing checking.

Interest expenses for certificates of deposit decreased $19.0 million compared to the year ended December 31, 2020. The average balance of certificates of deposits of $687.0 million for the year ended December 31, 2021 decreased $1.0 billion, or 60%, compared to the year ended December 31, 2020. The average yield of certificates of deposits was 0.66% for the year ended December 31, 2021, which was a 70 basis point decrease compared to 1.36% for the year ended December 31, 2020.

Interest expense for interest-bearing checking deposits decreased $5.6 million compared to the year ended December 31, 2020. The decrease was attributable to 23 basis point decrease in the average cost of interest-bearing checking deposits, to 0.14% for the year ended December 31, 2021 from 0.37% for the same period in 2020. Offsetting the lower average cost was a $1.4 billion, or 42%, increase in the average balance of interest-bearing checking deposits, which reached $4.6 billion for the year ended December 31, 2021.

Interest expense on borrowings decreased $770,000, or 12%, to $5.6 million for the year ended December 31, 2021 from $6.4 million for the year ended December 31, 2020. The decrease was due primarily to a 12 basis point decrease in the average cost of borrowings to 0.86%, compared to 0.98% for the year ended December 31, 2020. The average balances for the year ended December 31, 2021 reflected an increase in average borrowing from the FHLB and the American Financial Exchange (“AFX”) at much lower rates. Also included in borrowings, our warehouse structured financing agreement provides for an additional interest payment for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 0.40% and 0.46%, to an effective rate of 0.86% and 0.98% for the year ended December 31, 2021 and 2020, respectively.

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

	Year Ended December 31,
	2021				2020
			Average				Average
	Average	Interest	Yield /		Average	Interest	Yield /
(Dollars in thousands)	Balance(1)	Inc / Exp	Rate		Balance(1)	Inc / Exp	Rate
Assets:
Interest-bearing deposits, and other	$669,382	$1,960	0.29%		$665,264	$4,483	0.67%
Securities available for sale - taxable	292,662	3,309	1.13%		279,253	3,147	1.13%
Securities available for sale - tax exempt	1,323	41	3.10%		4,272	123	2.88%
Mortgage loans in process of securitization	494,264	12,746	2.58%		381,333	11,122	2.92%
Loans and loans held for sale	8,512,124	293,830	3.45%		7,009,118	263,915	3.77%
Total interest-earning assets	9,969,755	311,886	3.13%		8,339,240	282,790	3.39%
Allowance for loan losses	(28,895)				(20,411)
Noninterest-earning assets	248,093				191,018
Total assets	$10,188,953				$8,509,847
Liabilities/Equity:
Deposits
Interest-bearing checking	$4,589,269	6,227	0.14	%(4)	$3,233,128	11,842	0.37	%(4)
Savings deposits	208,467	149	0.07%		176,573	160	0.09%
Money market deposits	2,264,063	17,325	0.77%		1,465,820	16,713	1.14%
Certificates of deposit	687,002	4,555	0.66%		1,730,259	23,523	1.36%
Total interest-bearing deposits	7,748,801	28,256	0.36%		6,605,780	52,238	0.79%
Borrowings	657,573	5,636	0.86%		650,892	6,406	0.98%
Total interest-bearing liabilities	8,406,374	33,892	0.40%		7,256,672	58,644	0.81%
Noninterest-bearing deposits	678,494				455,976
Noninterest-bearing liabilities	75,251				77,569
Total liabilities	9,160,119				7,790,217
Equity	1,028,834				719,630
Total liabilities and equity	$10,188,953				$8,509,847
Net interest spread(2)			2.73%				2.58%
Net interest earning assets	$1,563,381				$1,082,568
Net interest income		$277,994				$224,146
Net interest margin(3)			2.79%				2.69%
Average interest-earning assets to average interest-bearing liabilities			118.60%				114.92%
(1)	Average balances are average daily balances.
(2)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(3)	Represents net interest income (annualized) divided by total average earning assets.
(4)	Reflects changes in LIBOR on mortgage custodial deposits.

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

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Year ended December 31, 2021
	compared to Year ended
	December 31, 2020
	Increase (Decrease)
	Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits and other	$28	$(2,551)	$(2,523)
Securities available for sale - taxable	151	11	162
Securities available for sale - tax exempt	(85)	3	(82)
Mortgage loans in process of securitization	3,294	(1,670)	1,624
Loans and loans held for sale	56,593	(26,678)	29,915
Total interest income	59,981	(30,885)	29,096
Interest expense
Deposits
Interest-bearing checking	4,967	(10,582)	(5,615)
Savings deposits	29	(40)	(11)
Money market deposits	9,101	(8,489)	612
Certificates of deposit	(14,183)	(4,785)	(18,968)
Total Deposits	(86)	(23,896)	(23,982)
Borrowings	66	(836)	(770)
Total interest expense	(20)	(24,732)	(24,752)
Net interest income	$60,001	$(6,153)	$53,848

Provision for Loan Losses. We recorded a provision for loan losses of $5.0 million for the year ended December 31, 2021, a decrease of $6.8 million, compared with the year ended December 31, 2020. The allowance for loan losses was $31.3 million, or 0.54% of loans receivable at December 31, 2021, compared to $27.5 million, or 0.50% of loans receivable at December 31, 2020. The increase in the allowance for loan losses compared to prior periods reflected increases associated with loan growth and uncertainties surrounding COVID-19. Additional details are provided in the Allowance for Loan Losses portion of the Comparison of Financial Condition at December 31, 2021 and December 31, 2020. The Company continues to monitor the situation and may need to adjust future expectations as developments occur.

Noninterest Income. Noninterest income increased $29.9 million, or 23%, to $157.3 million for the year ended December 31, 2021 from $127.5 million for the year ended December 31, 2020. The increase was primarily due to a $18.2 million increase in loan servicing fees that reached $16.4 million for the year ended December 31, 2021 and included a $12.4 million positive adjustment to the fair value of servicing rights, compared to a negative adjustment of $5.8 million for the year ended December 31, 2020.

Also contributing to the increase in noninterest income was a $14.6 million, or 15%, increase in gain on sale of loans, to $111.2 million, for the year ended December 31, 2021 compared to $96.6 million for the year ended December 31, 2020, primarily from an increase in the volume of multi-family loans. Offsetting the increase in volume of multi-family was a decrease in volume and gain on sale of single-family loans.

A summary of the gain on sale of loans for the years ended December 31, 2021 and 2020 is below:

	Gain on Sale of Loans
	For the Years Ended
	December 31,
(Dollars in thousands)	2021	2020
Loan Type:
Multi-family	$93,350	$57,633
Single-family	8,763	37,127
Small Business Administration (SBA)	9,072	1,818
Total	$111,185	$96,578

Partially offsetting the increase on loan servicing fees and gain on sale of loans was a $8.6 million decrease in mortgage warehouse fees. The decrease was primarily due to the decrease in mortgage warehouse volumes during 2021.

Noninterest Expense. Noninterest expense increased $29.0 million, or 30%, to $125.4 million for the year ended December 31, 2021, compared to $96.4 million for the year ended December 31, 2020. The increase was due primarily to a $26.5 million, or 45%, increase in salaries and employee benefits, including commissions, to support higher loan production volumes and gain on sale. The efficiency ratio was 28.8% for the year ended December 31, 2021, compared with 27.4% for the year ended December 31, 2020.

Income Taxes. Income tax expense increased $15.0 million, or 24%, to $77.8 million for the year ended December 31, 2021, from $62.8 million for the year ended December 31, 2020. The increase was due primarily to a 25% increase in pre-tax income. Our effective tax rate was 25.5% for the year ended December 31, 2021 and 25.8% for the year ended December 31, 2020.

Asset Quality

The Company believes it has minimal direct credit exposure on loans to consumer, commercial and other small businesses that may be negatively impacted by COVID-19. As of December 31, 2021, we had only 1 loan remaining in a payment deferral arrangement, with an unpaid balance of $36.8 million that represented 0.40% of total loans and loans held for sale. This increase compared to $0.9 million at December 31, 2020 was due to one multi-family loan for which full repayment is expected and is fully collateralized. Management has also assisted small businesses that could benefit from the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, particularly in the SBA’s Paycheck Protection Program (“PPP”). As of December 31, 2021, we had principal balances of $7.0 million in loans to small businesses under this program, compared to $60.2 million at December 31, 2020. The decrease reflected higher loan pay-offs as the program is likely near its conclusion.

Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $0.8 million, or 0.01% of total loans, at December 31, 2021, compared to $6.3 million, or 0.11% of total loans, at December 31, 2020.

As a percentage of nonperforming loans, the allowance for loan losses was 4,118.8% at December 31, 2021 compared to 435.1% at December 31, 2020. The changes were primarily due to decreases in nonperforming loans.

Total loans greater than 30 days past due were $2.7 million at December 31, 2021 compared to $47.8 million at December 31, 2020. The amount at December 31, 2021 excludes government guarantee commercial SBA loans totaling $3.5 million.

Traditional Special Mention (Watch) loans were $100.8 million at December 31, 2021, compared to $152.9 million at December 31, 2020. The decrease primarily reflected the transition of one multi-family loan in the Special Mention (Watch) category to the Substandard category. The transitioned loan is fully collateralized and is expected to be repaid. The decrease also reflected a large borrowing relationship that was removed from this category after its financial performance improved. Classified (substandard, doubtful and loss) loans were $43.4 million at December 31, 2021 and $14.5 million at December 31, 2020. The increase primarily reflected the transition of a loan previously included on the Special Mention (Watch) category, to the Substandard category, for which full repayment is expected.

We had $24,000 of recoveries and $1.2 million of charge offs during the year ended December 31, 2021, and $181,000 of recoveries and $361,000 of charge offs during the year ended December 31, 2020.

Operating Segment Analysis for the Years Ended December 31, 2021 and 2020

Our reportable segments are Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. As discussed in “Our Business Segments” of Item 1 and Note 26 of our Consolidated Financial Statements, our reportable segments have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines.

Our segment financial information was compiled utilizing the accounting policies described in Note 1, “Nature of Operations and Summary of Significant Accounting Policies,” and Note 26, “Segment Information,” of the Notes to Consolidated Financial Statements included elsewhere in this report. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Mortgage Warehousing and Banking segments based on Merchants Bank’s cost of funds. The provision for loan losses is allocated based on information included in our allowance for loan losses analysis and specific loan data for each segment.

The Other segment presented below, in Note 26 of our Consolidated Financial Statements, and elsewhere in this report includes general and administrative expenses for provision of services to all segments, internal funds transfer pricing offsets resulting from allocations to or from the other segments, certain elimination entries, and investments in low-income housing tax credit limited partnerships.

The following table presents our primary operating results for our operating segments for the years ended December 31, 2021 and 2020.

	Multi-family
	Mortgage	Mortgage
(Dollars in thousands)	Banking	Warehousing	Banking	Other	Total
Year Ended December 31, 2021
Interest income	$957	$134,120	$171,465	$5,344	$311,886
Interest expense	—	8,930	28,076	(3,114)	33,892
Net interest income	957	125,190	143,389	8,458	277,994
Provision for loan losses	—	(1,022)	6,034	—	5,012
Net interest income after provision for loan losses	957	126,212	137,355	8,458	272,982
Noninterest income	141,605	12,399	7,755	(4,426)	157,333
Noninterest expense	71,486	11,949	24,137	17,813	125,385
Income before income taxes	71,076	126,662	120,973	(13,781)	304,930
Income taxes	19,572	31,503	30,115	(3,364)	77,826
Net income	$51,504	$95,159	$90,858	$(10,417)	$227,104
Total assets	$296,129	$3,977,537	$6,929,565	$75,407	$11,278,638

	Multi-family
	Mortgage	Mortgage
(Dollars in thousands)	Banking	Warehousing	Banking	Other	Total
Year Ended December 31, 2020
Interest income	$1,163	$163,488	$115,304	$2,835	$282,790
Interest expense	—	27,325	35,749	(4,430)	58,644
Net interest income	1,163	136,163	79,555	7,265	224,146
Provision for loan losses	—	1,269	10,569	—	11,838
Net interest income after provision for loan losses	1,163	134,894	68,986	7,265	212,308
Noninterest income	80,690	21,163	29,443	(3,823)	127,473
Noninterest expense	41,386	13,367	26,537	15,134	96,424
Income before income taxes	40,467	142,690	71,892	(11,692)	243,357
Income taxes	11,295	36,361	18,255	(3,087)	62,824
Net income	$29,172	$106,329	$53,637	$(8,605)	$180,533
Total assets	$210,714	$4,893,513	$4,498,880	$42,268	$9,645,375

Multi-family Mortgage Banking. The Multi-family Mortgage Banking segment reported net income of $51.5 million for the year ended December 31, 2021, an increase of $22.3 million, or 76%, compared with $29.2 million reported for the year ended December 31, 2020. The growth was primarily due to a $60.9 million increase in noninterest income from a $46.0 million increase in gain on sale of loans, and a $10.3 million increase in loan servicing fees.

The year ended December 31, 2021 included a $4.1 million positive fair value adjustment to servicing rights in loan servicing fees, compared with a $5.4 million negative adjustment for the year ended December 31, 2020.

Partially offsetting the increase in noninterest income was a $30.1 million increase in noninterest expenses, primarily due to an increase in salaries and employee benefits, including commissions, to support higher loan production volumes, in addition to a $8.3 million increase in the provision for income taxes associated with a 76% higher pre-tax income compare to the year ended December 31, 2020.

The volume of loans originated and acquired for sale in the secondary market increased by $967.2 million, or 49%, to $2.9 billion for the year ended December 31, 2021, compared to $2.0 billion for the year ended December 31, 2020.

Total assets in the Multi-family segment increased 41%, to $296.1 million at December 31, 2021, compared to $210.7 million at December 31, 2020. These assets do not include multi-family and healthcare loans of $3.5 billion at December 31, 2021 and $2.7 billion at December 31, 2020 that are reported in our Banking segment.

Mortgage Warehousing. The Mortgage Warehousing segment reported net income of $95.2 million for the year ended December 31, 2021, a decrease of 11% over the $106.3 million reported for the year ended December 31, 2020. The decrease was primarily due to lower loan volume and warehouse fees as industry volumes declined. The volume of loans funded during the year ended December 31, 2021 amounted to $78.3 billion, a decrease of $32.5 billion, or 29%, compared to the same period in 2020. This compared to the 3% industry decrease in single-family residential loan volumes from the year ended December 31, 2021 to the year ended December 31, 2020, according to the Mortgage Bankers Association.

Total assets in the Mortgage Warehousing segment decreased 19%, to $4.0 billion at December 31, 2021, compared to $4.9 billion at December 31, 2020.

Banking. The Banking segment reported net income for the year ended December 31, 2021, of $90.9 million, an increase of 69% over the $53.6 million reported for the year ended December 31, 2020. The increase was primarily due to a $68.4 million increase in net interest income after provision for loan losses, associated with higher loan volume and a $9.7 million increase in loan servicing fees. Partially offsetting these increases was a $31.4 million decrease in gain on sale of loans and a $11.9 million increase in the provision for income taxes associated with a 68% higher pre-tax income.

The year ended December 31, 2021 included a positive fair market value adjustment of $8.3 million on single-family and SBA servicing rights, compared to a negative fair market value adjustment of $0.5 million for the year ended December 31, 2020.

Total assets in the Banking segment increased $2.4 billion, or 54%, to $6.9 billion at December 31, 2021, compared to $4.5 billion at December 31, 2020.

See “Our Business Segments,” in Item 1 “Business”, and Note 26, “Segment Information,” in the notes to our Consolidated Financial Statements for further information about our segments.

Financial Condition

As of December 31, 2021, we had approximately $11.3 billion in total assets, $9.0 billion in deposits, and $1.2 billion in total shareholders’ equity. Total assets as of December 31, 2021 included approximately $1.0 billion of cash and cash equivalents, $9.1 billion of loans, which was comprised of $3.3 billion of loans held for sale and $5.8 billion of loans held for investment, net of allowance for loan losses. Total assets also include $569.2 million of mortgage loans in process of securitization that primarily represent pre-sold multi-family rental real estate loan originations in primarily Government National Mortgage Association (“GNMA”) mortgage backed securities pending settlements that typically occur within 30 days. There were $310.6 million of available for sale securities that are match funded with related custodial deposits. There are restrictions on the types of securities, as these are funded by certain custodial deposits where we set the cost of deposits based on the yield of the related securities. Servicing rights at December 31, 2021 were $110.3 million based on the fair value of the loan servicing, which are primarily GNMA multi-family servicing rights with 10-year call protection.

Comparison of Financial Condition at December 31, 2021 and 2020

Total Assets. Total assets increased 17%, or $11.3 billion at December 31, 2021, from $9.6 billion at December 31, 2020. The increase was due primarily to increases in cash and cash equivalents of $852.9 million, loans receivable, net of allowance for loan losses of $243.4 million, loans held for sale of $233.0 million and mortgage loans in process of securitization of $230.5 million.

We intend to meet eligibility as a well-capitalized institution as defined by CBLR or risk-based capital rules. We may take advantage of market conditions that could present opportunities for continued asset growth, even if such opportunities result in us no longer meeting the CBLR eligibility requirements, such as exceeding $10 billion in assets. While our assets at December 31, 2021 exceeded the $10 billion traditional maximum to utilize CBLR, the FDIC issued an interim final rule related to COVID-19 that allows organizations with less than $10 billion in total assets as of December 31, 2019, to use the assets on that date to determine the applicability of various regulatory asset thresholds during 2021. Should our assets remain above $10 billion, because of the applicable grace period, the earliest we would have to comply with the risk-based capital rules would be September 30, 2022.

Cash and Cash Equivalents. Cash and cash equivalents increased $852.9 million, or 475%, to $1.0 billion at December 31, 2021, from $179.7 million at December 31, 2020. The 475% increase reflected higher liquidity to fund anticipated loan growth.

Mortgage Loans in Process of Securitization. Mortgage loans in process of securitization increased $230.5 million, or 68%, to $569.2 million at December 31, 2021, from $338.7 million at December 31, 2020. These represent loans that our banking subsidiary, Merchants Bank, has funded and are held pending settlement, primarily as GNMA mortgage-backed securities with a firm investor commitment to purchase the securities. The 68% increase was primarily due to an increase in the volume of loans that had not yet settled with government agencies.

Available for Sale Securities. Available for sale securities increased $40.8 million, or 15%, to $310.6 million at December 31, 2021, from $269.8 million at December 31, 2020. The increase in securities available for sale was primarily due to purchases of $221.2 million, offset by calls, maturities, sales, and repayments of securities totaling $176.6 million during the period. The purchases include the $28.7 million in securities purchased from Freddie Mac following the loan sale and securitization arrangement with Freddie Mac described in Note 5: Loans and Allowance for Loan Losses.

We invest in available for sale securities primarily using funds from escrow deposits held at Merchants Bank, received in connection with our multi-family mortgage servicing activities. The available for sale securities are funded by escrow custodial deposits held at the Company on loans serviced by us. This portfolio of securities is structured to achieve a favorable interest rate spread.

The following table shows the maturity distribution and weighted average yields of the available for sale securities portfolio:

December 31, 2021	Due within one year		Due after one but within five years		Due after five but within ten years		Due after ten years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Treasury notes	$2,251	0.39%	$5,958	0.42%	$—	—%	$—	—%
Federal agencies	—	—%	263,295	0.31%	—	—%	—	—%
Municipals	4,300	0.60%	—	—%	—	—%	—	—%
Mortgage-backed - Government-sponsored entity (GSE)	5	1.62%	734	2.55%	74	3.81%	17,547	3.33%
Mortgage-backed - Non-GSE multi-family	—	—%	16,465	11.80%	—	—%	—	—%
Total	$6,556	0.53%	$286,452	0.97%	$74	3.81%	$17,547	3.33%

FHLB stock. FHLB stock decreased $41.1 million, or 58%, to $29.6 million at December 31, 2021, from $70.7 million at December 31, 2020. The decrease in FHLB stock was due primarily to reduced borrowing from the FHLB. Stock ownership generally correlates to levels of borrowing.

Loans Held for Sale. Loans held for sale, comprised primarily of single-family residential real estate loan participations that meet Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), or Ginnie Mae (“GNMA”) eligibility, increased $233.0 million, or 8%, to $3.3 billion at December 31, 2021, from $3.1 billion at December 31, 2020. The increase in loans held for sale was primarily due to higher multi-family volumes for the year ended December 31, 2021, including those designated for future sales into debt funds and Freddie Mac Q Series securitizations.

Loans Receivable, Net. The following table shows our allocation of loans held for investment as of the dates presented:

	December 31, 2021		December 31, 2020		December 31, 2019
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total

Mortgage warehouse lines of credit	$781,437	14%	$1,605,745	29%	$765,151	25%
Residential real estate	843,101	15%	678,848	12%	413,835	14%
Multi-family and healthcare financing	3,528,199	60%	2,749,020	50%	1,347,125	44%
Commercial and commercial real estate	520,199	9%	387,294	7%	398,601	13%
Agricultural production and real estate	97,060	2%	101,268	2%	85,210	3%
Consumer and margin	12,667	—	13,251	—%	18,388	1%
Total	5,782,663		5,535,426		3,028,310
Allowance for loan losses	(31,344)		(27,500)		(15,842)
Total loans held for investment, net	$5,751,319	100.00%	$5,507,926	100%	$3,012,468	100%

Loans receivable, net, which are comprised of loans held for investment, increased $243.4 million, or 4%, to $5.8 billion at December 31, 2021, compared to $5.5 billion at December 31, 2020. The increase in net loans was comprised primarily of:

●	an increase of $779.2 million, or 28%, in multi-family and healthcare loans, to $3.5 billion at December 31, 2021,

●	an increase of $164.3 million, or 24%, in residential real estate to $843.1 million at December 31, 2021, and
●	an increase of $132.9 million, or 34%, in commercial and commercial real estate to $520.2 million at December 31, 2021, partially offset by
●	a decrease of $824.3 million, or 51%, in mortgage warehouse lines of credit loans, to $781.4 million at December 31, 2021.

The $779.2 million increase in multi-family and healthcare financing was due to higher origination volume for construction, bridge and other loans generated through our multi-family segment that will remain on our balance sheet until they convert to permanent financing or are otherwise paid off over an average of one to three years. Partially offsetting the higher origination volume was the $262.0 million loan sale and securitization arrangement with Freddie Mac described in Note 5: Loans and Allowance for Loan Losses.

The $164.3 million increase in residential real estate loans was primarily due to growth in first-lien HELOC loans.

The $132.9 million increase in commercial and commercial real estate was also due to higher origination volume during the year ended December 31, 2021.

The $824.3 million decrease in mortgage warehouse lines of credit was primarily due to lower loan volume as higher rates have decreased demand in refinancing activity. This was partially offset by increases in loans held for sale and mortgage loans in process of securitization in our mortgage warehouse business.

As of December 31, 2021, approximately 95% of the total net loans at Merchants Bank reprice within three months.

Allowance for Loan Losses. The following table presents an analysis of the allowance for loan losses for the periods presented:

	At or For the Year
	Ended December 31,
(Dollars in thousands)	2021	2020	2019

Balance at beginning of period	$27,500	$15,842	$12,704
Charge-offs:
Mortgage warehouse lines of credit	—	—	107
Residential real estate	2	31	—
Commercial and commercial real estate	1,184	319	857
Consumer and margin	6	11	—
Total charge-offs	1,192	361	964
Recoveries:
Residential real estate	—	(75)	—
Commercial and commercial real estate	—	(106)	(162)
Consumer and margin	(24)	—	—
Total recoveries	(24)	(181)	(162)
Net charge-offs (recoveries)	1,168	180	802
Transfers out:
Provision for loan losses	5,012	11,838	3,940
Balance at end of period	$31,344	$27,500	$15,842
Ratios:
Total net charge-offs to average loans outstanding	0.01%	0.00%	0.02%
Net charge-offs to average loans outstanding: Mortgage warehouse lines of credit	—%	—%	0.02%
Net charge-offs (recoveries) to average loans outstanding: Residential real estate	0.00%	(0.01)%	—%
Net charge-offs to average loans outstanding: Commercial and commercial real estate	0.26%	0.05%	0.20%
Net charge-offs (recoveries) to average loans outstanding: Consumer and margin	(0.14)%	0.07%	—%
Allowance for loan losses to nonperforming loans at end of period	4,118.79%	435.06%	338.65%
Allowance for loan losses to total loans at end of period	0.54%	0.50%	0.52%

The following table presents an analysis of the allowance for loan losses for the periods presented:

	At December 31,
	2021			2020			2019
			Percent of			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in		Percent of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans

Mortgage warehouse lines of credit	$1,955	6%	14%	$4,018	15%	29%	$1,913	12%	25%
Residential real estate	4,170	13%	15%	3,334	12%	12%	2,042	13%	14%
Multi-family and healthcare financing	18,545	60%	60%	14,731	53%	50%	7,018	45%	44%
Commercial and commercial real estate	5,879	19%	9%	4,641	17%	7%	4,173	26%	13%
Agricultural production and real estate	657	2%	2%	636	2%	2%	523	3%	3%
Consumer and margin	138	-%	—	140	1%	-%	173	1%	1%
Total allowance for loan losses	$31,344	100%	100%	$27,500	100%	100%	$15,842	100%	100%

The following table sets forth the amounts of nonperforming loans and nonperforming assets at the dates indicated:

	At
	December 31,
(Dollars in thousands)	2021	2020	2019

Nonaccrual loans:
Mortgage warehouse lines of credit	$—	$—	$233
Residential real estate	362	578	740
Commercial and commercial real estate	—	2,052	1,118
Agricultural production and real estate	158	181	—
Consumer and margin	4	12	18
Total	524	2,823	2,109
Accruing loans 90 days or more past due:
Residential real estate	22	69	1,851
Commercial and commercial real estate	149	1,240	486
Agricultural production and real estate	30	2,181	231
Consumer and margin	36	8	1
Total	237	3,498	2,569
Total nonperforming loans	$761	$6,321	$4,678
Real estate owned	—	—	144
Total nonperforming assets	$761	$6,321	$4,822
Troubled debt restructurings:
Commercial and commercial real estate	$4,961	$3,999	$3,999
Agricultural production and real estate	—	180	—
Total	$4,961	$4,179	$3,999
Ratios:
Total nonperforming loans to total loans	0.01%	0.11%	0.15%
Total nonperforming loans to total assets	0.01%	0.07%	0.07%
Total nonperforming assets to total assets	0.01%	0.07%	0.08%
Total nonperforming loans and TDRs to total loans	0.10%	0.19%	0.29%
Total nonperforming loans and TDRs to total assets	0.05%	0.11%	0.14%
Total nonperforming assets and TDRs to total assets	0.05%	0.11%	0.14%

The allowance for loan losses of $31.3 million at December 31, 2021 increased $3.8 million compared to December 31, 2020, primarily reflecting increases associated with loan growth in the multi-family portfolio. The portion of the allowance associated with the COVID-19 pandemic has remained relatively steady since December 31, 2020, at approximately $0.8 million. Partially offsetting the loan growth was a release of $1.4 million from the allowance associated with the $262.0 million loan sale and ultimate securitization of Freddie Mac. As described in Note 5: Loans and Allowances for Loan Losses, this $1.4 million release was offset by the establishment of a $1.4 reserve in Other Liabilities related to the first loss obligation of securities purchased after securitization.

We have minimal direct exposure to consumer, commercial, and other small businesses that may be negatively impacted by COVID-19, but continue to assist customers facing financial setbacks. As of December 31, 2021, the Company had only 1 loan remaining in a payment deferral arrangement, with an unpaid balance of $36.8 million compared to $0.9 million at December 31, 2020, with the increase reflecting one multi-family loan for which full repayment is expected and is fully collateralized.

Also influencing the overall level of the allowance for loan losses is our differentiated strategy to typically hold loans with shorter durations and to maintain strict underwriting standards that enable us to sell the majority of our loans to government agencies.

Premises and Equipment, Net.  Premises and equipment, net, increased 5%, to $31.2 million at December 31, 2021, compared to December 31, 2020. The increase was primarily due to an increase in furniture, fixtures and equipment.

Goodwill.   Goodwill of $15.8 million at December 31, 2021 remained unchanged compared to December 31, 2020. As of December 31, 2021, the Company’s market capitalization was above its book value, despite stock market volatility related to the adverse effects of the COVID-19 pandemic on the global economy. Given the continued strength of the Company’s results, we do not believe there exists any impairment to goodwill or intangible assets.

Servicing Rights. Servicing rights increased $27.7 million, or 34%, to $110.3 million at December 31, 2021, compared to $82.6 million at December 31, 2020. During the year ended December 31, 2021, additions included originated and purchased servicing of $32.5 million and a positive fair value adjustment of $12.4 million. These increases were offset by paydowns of $16.7 million and sold servicing of $0.4 million. The positive fair market value adjustment reflected $6.8 million for single-family servicing rights, $4.1 million for multi-family servicing rights and $1.5 million for SBA servicing rights during the year ended December 31, 2021. Servicing rights are recognized in connection with sales of loans when we retain servicing of the sold loans, as well as upon purchases of loan servicing portfolios. The servicing rights are recorded and carried at fair value. The fair value increase recorded during the year ended December 31, 2021 was driven by higher loan balances of mortgages serviced and higher interest rates that impacted fair market value adjustments. The value of servicing rights generally increases in rising interest rate environments and declines in falling interest rate environments.

Deposits. Deposits increased $1.6 billion, or 21%, to $9.0 billion at December 31, 2021, from $7.4 billion at December 31, 2020. The increase was primarily due to growth in savings accounts and brokered certificates of deposit. Savings accounts increased $860.8 million, or 43%, to $2.8 billion at December 31, 2021, while certificate of deposits increased by $842.4, or 236%, to $1.2 billion at December 31, 2021.

We increased our use of total brokered deposits by $986.1 million, or 84%, to $2.2 billion at December 31, 2021 from $1.2 billion at December 31, 2020. Brokered deposits represented 24% of total deposits at December 31, 2021, compared to 16% of total deposits at December 31, 2020.

●	Brokered certificates of deposit accounts increased $522.6 million to $551.8 million at December 31, 2021 from $29.2 million at December 31, 2020.
●	Brokered demand deposit accounts increased $430.0 million, or 52%, to $1.3 billion at December 31, 2021 from $820.2 million at December 31, 2020.
●	Brokered savings deposits increased $33.4 million, or 10%, to $357.8 million at December 31, 2021 from $324.4 million at December 31, 2020.

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

Interest-bearing deposits increased $1.8 billion, or 27%, to $8.3 billion at December 31, 2021, and noninterest-bearing deposits decreased $212.2 million, or 25%, to $641.4 million at December 31, 2021.

The following tables show the average balance amounts and the average contractual rates paid on our deposits for the periods indicated:

	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2021		December 31, 2020		December 31, 2019
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$678,494	—%	$455,976	—%	$194,208	—%
Interest-bearing demand	4,589,269	0.14%	3,233,128	0.37%	1,706,884	1.81%
Money market savings	2,264,063	0.77%	1,465,820	1.14%	957,926	1.88%
Savings	208,467	0.07%	176,573	0.09%	149,866	0.21%
Certificates of deposit	687,002	0.66%	1,730,259	1.36%	1,575,940	2.25%
Total	$8,427,295	0.34%	$7,061,756	0.74%	$4,584,824	1.85%

The following table shows time deposits of $250,000 or more by time remaining until maturity:

At December 31,
(Dollars in thousands)	2021

Three months or less	$162,290
Over three months through six months	127,157
Over six months through one year	185,498
Over one year to three years	99,104
Over three years	—
Total	$574,049

Borrowings. Borrowings totaled $1.0 billion at December 31, 2021, an decrease of $314.3 million, or 23%, from December 31, 2020. Depending on rates, timing and availability, borrowing can be a more effective liquidity management alternative than utilizing brokered certificates of deposits. The Company utilizes borrowing facilities from the FHLB, the Federal Reserve’s discount window, and the AFX.

The Company continues to have significant borrowing capacity based on available collateral. As of December 31, 2021, unused lines of credit totaled $2.4 billion, compared to $2.6 billion at December 31, 2020. The decrease compared to December 31, 2020 reflected a shift from borrowing at the Federal Home Loan Bank of Indianapolis during the year ended December 31, 2021 after a change in their collateral policy to eliminate certain agency eligible mortgage loan participations. While the amounts available fluctuate daily, we also had an additional $350.0 million of borrowing capacity through our membership in the AFX as of December 31, 2021.

The following table sets forth certain information regarding our borrowings at the dates and for the periods indicated:

	At or For the Years
	Ended
	December 31,
(Dollars in thousands)	2021	2020	2019

Balance at end of period	$1,033,954	$1,348,256	$181,439
Average balance during period	657,573	650,892	83,668
Maximum outstanding at any month end	1,103,443	1,761,113	368,664
Weighted average interest rate at end of period(1)	0.27%	0.28%	1.92%
Average interest rate during period	0.86%	0.98%	6.02%
(1)	The weighted-average interest rate at the end of the period reflects the stated interest rates on the borrowings. In addition to the stated rate, the borrowing term on subordinated debt includes payment of an amount equal to a portion of the net income from our warehouse structured finance arrangements, which is the driver of the higher average interest rate during the period relative to the stated rate at end of period.

Total Shareholders’ Equity. Total shareholders’ equity increased $344.8 million, or 43%, to $1.2 billion at December 31, 2021, from $810.6 million at December 31, 2020. The increase resulted primarily from net income of $227.1 million during the year and the 6% Series C preferred stock offerings that raised $191.1 million in new capital, net of $5.1 million in offering costs.

Liquidity and Capital Resources

Liquidity

Our primary sources of funds are business and consumer deposits, escrow and custodial deposits, brokered deposits, borrowings, principal and interest payments on loans, and proceeds from sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash, short-term investments, including interest-bearing demand deposits, mortgage loans in process of securitization, loans held for sale, and warehouse lines of credit included in loans receivable. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash (used in) operating activities was $(49.2) million and $(874.9) million for the years ended December 31, 2021 and 2020, respectively. Net cash (used in) investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $(474.3) million and $(2.5) billion for the years ended December 31, 2021 and 2020, respectively. Net cash provided by financing activities, which is comprised primarily of net change in borrowings and deposits, was $1.4 billion and $3.1 billion for the years ended December 31, 2021 and 2020, respectively.

At December 31, 2021, cash balances of $1.0 billion increased by $852.9 million compared to December 31, 2020. The company also continues to have a significant borrowing capacity. At December 31, 2020, based on available collateral, we had access of up to an additional $2.4 billion in available unused borrowing capacity with the FHLB and the Federal Reserve discount window. This compared to $2.6 billion at December 31, 2020. Our borrowing capacity with the Federal Home Loan Bank of Indianapolis was reduced during 2021 after a change in their collateral policy to eliminate certain agency eligible mortgage loan participations. This liquidity enhances the ability to effectively manage interest expense and assets levels in the future. While the amounts available fluctuate daily, we also had an additional $350.0 million of borrowing capacity through our membership in the AFX as of December 31, 2021. This liquidity enhances the ability to effectively manage interest expense and asset levels in the future. The Company began utilizing the PPPLF and the Federal Reserve discount window during 2020, and AFX during the year ended December 31, 2021.

At December 31, 2021, we had $2.4 billion in outstanding commitments to extend credit that are subject to credit risk and $4.2 billion in outstanding commitments subject to certain performance criteria and cancellation by the Company, including loans pending closing, unfunded construction draws, and unfunded lines of warehouse credit. We anticipate that we will have sufficient funds available to meet our current loan origination commitments.

Within our role as a multi-family mortgage servicer for other banks and investors, we may be obligated to remit principal and interest payments to investors on certain loans regardless of the borrower’s ability to make payments, which could become more likely if the COVID-19 pandemic persists. If there are situations where a borrower is granted a forbearance, the Company believes it has sufficient liquidity to cover these required advances. We have not received any requests for forbearance in our multi-family portfolio that is serviced for others as of December 31, 2021 but remain confident in our ability to fund potential advances we may be required to make as a result of the COVID-19 pandemic.

Certificates of deposit that are scheduled to mature in less than one year from December 31, 2021 totaled $1.1 billion. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances, the Federal Reserve discount window, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Shareholders’ Equity. Shareholders’ equity was $1.2 billion as of December 31, 2021, compared to $810.6 million as of December 31, 2020. The $344.8 million increase resulted primarily from $227.1 million in net income and the 6% Series C preferred stock offerings that raised $191.1 million in new capital, net of $5.1 million in offering costs.

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

Dividends on the Series A Preferred Stock, to the extent declared by the Company’s board, are payable quarterly at an annual rate of $1.75 per share through March 31, 2024. After such date, quarterly dividends will accrue and be payable at a floating rate equal to three-month LIBOR plus a spread of 460.5 basis points per year. In the event that three-month LIBOR is less than zero, three-month LIBOR shall be deemed to be zero. The Company may redeem the Series A Preferred Stock at its option, subject to regulatory approval, on or after April 1, 2024, as described in the prospectus supplement relating to the offering filed with the SEC on March 22, 2019. The terms of the Series A Preferred Stock permit us to replace LIBOR with a substitute index once LIBOR is no longer considered an acceptable market index. However, because the Series A Preferred Stock is still in its fixed rate period, we have not transitioned to a substitute index and likely will not do so until closer to the end of the fixed rate period, allowing additional time for us to determine whether SOFR or another index has become an acceptable market index and is appropriate.

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

Dividends on the Series B Preferred Stock, to the extent declared by the Company’s board, are payable quarterly at an annual rate of $60.00 per depositary share (equivalent to $1.50 per depositary share) through September 30, 2024. After such date, quarterly dividends will accrue and be payable at a floating rate equal to three-month LIBOR plus a spread of 456.9 basis points per year. In the event that three-month LIBOR is less than zero, three-month LIBOR shall be deemed to be zero. The Company may redeem the Series B Preferred Stock at its option, subject to regulatory approval, on or after October 1, 2024, as described in the prospectus supplement relating to the offering filed with the SEC on August 13, 2019. The terms of the Series B Preferred Stock permit us to replace LIBOR with a substitute index once LIBOR is no longer considered an acceptable market index. However, because the Series B Preferred Stock is still in its fixed rate period, we have not transitioned to a substitute index and likely will not do so until closer to the end of the fixed rate period, allowing additional time for us to determine whether SOFR or another index has become an acceptable market index and is appropriate.

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

Common Shares/Dividends. As of December 31, 2021, the Company had 43,180,079 common shares issued and outstanding. The Board declared a quarterly dividend of $0.06 per share in each quarter of 2021.

Capital Adequacy. The following tables present the Company’s capital ratios at December 31, 2021 and 2020.

			Minimum Amount
			To Be Well
	Actual		Capitalized(1)
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2021
CBLR (Tier 1) capital(1) (to average assets)
(i.e., CBLR - leverage ratio)
Company	$1,138,090	10.4%	$928,731	> 8.5%
Merchants Bank	1,088,621	10.3%	901,188	> 8.5%
FMBI	28,958	9.7%	25,499	> 8.5%
(1)	As defined by regulatory agencies.

			Minimum Amount
			To Be Well
	Actual		Capitalized(1)
	Amount	Ratio	Amount	Ratio
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

In April 2020, under the CARES Act, the 9% leverage ratio threshold was temporarily reduced to 8% in response to the COVID-19 pandemic. The threshold increased to 8.5% in 2021 and will return to 9% in 2022. The Company, Merchants Bank, and FMBI elected to begin using CBLR in the first quarter of 2020 and all intend to utilize this measure until we no longer qualify and thus will not calculate or report risk-based capital ratios.

On December 2, 2020 the FDIC issued an interim final rule related to COVID-19 as it pertains to eligibility to utilize CBLR. The rule allows organizations with less than $10 billion in total assets as of December 31, 2019, to use the assets on that date to determine the applicability of various regulatory asset thresholds during 2020 and 2021. Although our assets exceeded $10 billion at December 31, 2021, the earliest we would have to comply with the risk-based capital rules would be September 30, 2022. If total assets exceed $10 billion after the dates provided in the interim rule, the Company is prepared to address the additional regulatory requirements and does not expect it to have significant financial implications.

Management believes, as of December 31, 2021 and 2020, that the Company, Merchants Bank, and FMBI met all the regulatory capital adequacy requirements with CBLR to be classified as well-capitalized, and management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s, Merchants Bank’s, or FMBI’s category.

Failure to exceed the leverage ratio threshold required under CBLR in the future, subject to any applicable grace period, would require the Company, Merchants Bank, and/or FMBI to return to the risk-based capital ratio thresholds previously utilized under the fully phased-in Basel III Capital Rules to determine capital adequacy.

Contractual obligations

The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities as of December 31, 2021. The payment amounts represent those amounts contractually due to the recipients.

	Payments Due by Period
				Three to	More
		Less Than	One to Three	Five	than
(Dollars in thousands)	Total	One Year	Years	Years	Five Years

Deposits without a stated maturity	$7,783,553	$7,783,553	$—	$—	$—
Time deposits	1,199,060	1,079,432	117,713	1,915	—
Borrowings	1,033,954	465,059	17,404	319	551,172
Operating lease obligations	8,979	1,570	3,344	1,911	2,154
Total	$10,025,546	$9,329,614	$138,461	$4,145	$553,326

Borrowings are fully described in Note 13 of the Consolidated Financial Statements as of December 31, 2021 and 2020. Operating lease obligations are in place primarily for facilities and land on which banking facilities are located. See Note 25 of our Consolidated Financial Statements as of December 31, 2021, 2020, and 2019 for additional information.

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

For information about our loan commitments, unused lines of credit and standby letters of credit, see Note 25 of the Notes to our Consolidated Financial Statements.

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

Servicing Rights. Mortgage servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets. Servicing rights resulting from the sale or securitization of loans originated by us are initially measured at fair value at the date of transfer. We have elected to initially and subsequently measure the servicing rights for mortgage loans using the fair value method. Under the fair value method, the servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.

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

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by us can be found in Note 23 of our Consolidated Financial Statements “Disclosures About Fair Value of Assets and Liabilities.”

Recently Issued Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2021, see Note 28 of our Consolidated Financial Statements “Recent Accounting Pronouncements.”

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

Interest Rate Risk

Overview. Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (reprice risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries, LIBOR and SOFR.

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

The following table presents NII at Risk for Merchants Bank as of December 31, 2021, 2020, and 2019:

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
December 31, 2021:
Dollar change	$(13,810)	$(17,991)	$21,895	$65,010
Percent change	(4.9)%	(6.3)%	7.7%	22.9%

December 31, 2020:
Dollar change	$(11,899)	$(10,651)	$21,027	$50,305
Percent change	(4.5)%	(4.0)%	8.0%	19.1%

December 31, 2019:
Dollar change	$(10,311)	$(16,293)	$17,501	$34,703
Percent change	(7.8)%	(12.3)%	13.2%	26.2%

Our interest rate risk management policy limits the change in our net interest income to 20% for a +/- 100 basis point move in interest rates, and 30% for a +/- 200 basis point move in rates. At the years ended December 31, 2021, 2020 and 2019 we estimated that we are within policy limits set by our board of directors for the −200, −100, +100, and +200 basis point scenarios.

The EVE results for Merchants Bank included in the following table reflect the analysis used quarterly by management. It models immediate −200, −100, +100, and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
December 31, 2021:
Dollar change	$3,703	$42,983	$(6,817)	$(6,288)
Percent change	0.3%	4.0%	(0.6)%	(0.6)%

December 31, 2020:
Dollar change	$100,236	$113,045	$(20,958)	$(27,259)
Percent change	12.8%	14.4%	(2.7)%	(3.5)%

December 31, 2019:
Dollar change	$(3)	$(1,154)	$(3,130)	$(7,615)
Percent change	—%	(0.2)%	(0.5)%	(1.2)%

Our interest rate risk management policy limits the change in our EVE to 15% for a +/- 100 basis point move in interest rates, and 20% for a +/- 200 basis point move in rates. We are within policy limits set by our board of directors for the −200, −100, +100, and +200 basis point scenarios. The EVE reported at December 31, 2021 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

Merchants Bancorp

Carmel, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Merchants Bancorp (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the PCAOB. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

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

Indianapolis, Indiana

March 4, 2022

Merchants Bancorp

Consolidated Balance Sheets

December 31, 2021 and 2020

(In thousands, except share data)

	December 31,	December 31,
	2021	2020
Assets
Cash and due from banks	$14,030	$10,063
Interest-earning demand accounts	1,018,584	169,665
Cash and cash equivalents	1,032,614	179,728
Securities purchased under agreements to resell	5,888	6,580
Mortgage loans in process of securitization	569,239	338,733
Available for sale securities	310,629	269,802
Federal Home Loan Bank (FHLB) stock	29,588	70,656
Loans held for sale (includes $48,583 and $40,044 at fair value, respectively)	3,303,199	3,070,154
Loans receivable, net of allowance for loan losses of $31,344 and $27,500, respectively	5,751,319	5,507,926
Premises and equipment, net	31,212	29,761
Servicing rights	110,348	82,604
Interest receivable	24,103	21,770
Goodwill	15,845	15,845
Intangible assets, net	1,707	2,283
Other assets and receivables	92,947	49,533
Total assets	$11,278,638	$9,645,375
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$641,442	$853,648
Interest-bearing	8,341,171	6,554,418
Total deposits	8,982,613	7,408,066
Borrowings	1,033,954	1,348,256
Deferred and current tax liabilities, net	19,170	20,405
Other liabilities	87,492	58,027
Total liabilities	10,123,229	8,834,754
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value(1)
Authorized - 50,000,000 shares
Issued and outstanding - 43,180,079 shares at December 31, 2021 and 43,120,625 shares at December 31, 2020	137,565	135,857
Preferred stock, without par value - 5,000,000 total shares authorized
8% Preferred stock - $1,000 per share liquidation preference
Authorized - 50,000 shares
Issued and outstanding - 0 shares at December 31, 2021 and 41,625 shares at December 31, 2020	—	41,581
7% Series A Preferred stock - $25 per share liquidation preference
Authorized - 3,500,000 shares
Issued and outstanding - 2,081,800 shares	50,221	50,221
6% Series B Preferred stock - $1,000 per share liquidation preference
Authorized - 125,000 shares
Issued and outstanding - 125,000 shares (equivalent to 5,000,000 depositary shares)	120,844	120,844
6% Series C Preferred stock - $1,000 per share liquidation preference
Authorized - 250,000 shares
Issued and outstanding - 196,181 shares at December 31, 2021 (equivalent to 7,847,233 depositary shares)	191,084	—
Retained earnings	657,149	461,744
Accumulated other comprehensive income (loss)	(1,454)	374
Total shareholders' equity	1,155,409	810,621
Total liabilities and shareholders' equity	$11,278,638	$9,645,375

(1)	The number of shares have been restated to reflect the 3-for-2 common stock split, effective on January 17, 2022.

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Income

Years Ended December 31, 2021, 2020 and 2019

(In thousands, except share data)

	Year Ended
	December 31,
	2021	2020	2019
Interest Income
Loans	$293,830	$263,915	$186,428
Mortgage loans in process of securitization	12,746	11,122	6,690
Investment securities:
Available for sale - taxable	3,309	3,147	6,208
Available for sale - tax exempt	41	123	272
Federal Home Loan Bank stock	1,143	1,558	932
Other	817	2,925	11,465
Total interest income	311,886	282,790	211,995
Interest Expense
Deposits	28,256	52,238	84,661
Borrowed funds	5,636	6,406	5,036
Total interest expense	33,892	58,644	89,697
Net Interest Income	277,994	224,146	122,298
Provision for loan losses	5,012	11,838	3,940
Net Interest Income After Provision for Loan Losses	272,982	212,308	118,358
Noninterest Income
Gain on sale of loans	111,185	96,578	35,411
Loan servicing fees, net	16,373	(1,801)	(1,118)
Mortgage warehouse fees	12,396	20,980	7,145
Gains on sale of investments available for sale (includes $191, $441 and $476, respectively, related to accumulated other comprehensive earnings reclassifications)	191	441	476
Low-income housing tax credit syndication fees	6,407	1,248	—
Other income	10,781	10,027	5,175
Total noninterest income	157,333	127,473	47,089
Noninterest Expense
Salaries and employee benefits	85,727	59,200	38,093
Loan expenses	7,657	9,085	4,534
Occupancy and equipment	7,365	5,733	4,609
Professional fees	5,427	3,664	2,326
Deposit insurance expense	2,691	5,800	2,747
Technology expense	4,200	3,061	2,623
Other expense	12,318	9,881	8,381
Total noninterest expense	125,385	96,424	63,313
Income Before Income Taxes	304,930	243,357	102,134
Provision for income taxes (includes $(46), $(97) and $(117), respectively, related to income tax (expense)/benefit for reclassification items)	77,826	62,824	24,805
Net Income	$227,104	$180,533	$77,329
Dividends on preferred stock	(20,873)	(14,473)	(9,216)
Net Income Allocated to Common Shareholders	206,231	166,060	68,113
Basic Earnings Per Share(1)	$4.78	$3.85	$1.58
Diluted Earnings Per Share(1)	$4.76	$3.85	$1.58
Weighted-Average Shares Outstanding(1)
Basic	43,172,078	43,113,741	43,057,688
Diluted	43,325,303	43,167,113	43,118,561

(1)	The number of shares and per share amounts have been restated to reflect the 3-for-2 common stock split, effective on January 17, 2022.

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2021, 2020 and 2019

(In thousands)

	Year Ended
	December 31,
	2021	2020	2019
Net Income	$227,104	$180,533	$77,329
Other Comprehensive Income (Loss):
Net change in unrealized gains/(losses) on investment securities available for sale, net of tax (expense)/benefits of $566, $(81) and $(386), respectively	(1,683)	260	1,127
Less: Reclassification adjustment for gains included in net income, net of tax (expense)/benefits of $(46), $(97) and $(117), respectively	145	344	359
Other comprehensive income (loss) for the period	(1,828)	(84)	768
Comprehensive Income	$225,276	$180,449	$78,097

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2021, 2020 and 2019

(In thousands, except share data)

	Year Ended
	December 31,
	2021		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance beginning of period(1)	43,120,625	$135,857	43,059,657	$135,640	43,041,054	$135,057
Distribution to employee stock ownership plan	29,149	537	-	-	-	-
Treasury shares constructively retired	-	-	(22,500)	(150)	-	-
Shares issued for stock compensation plans, net of taxes withheld to satisfy employee tax obligations	30,305	1,171	83,468	367	18,603	583
Balance end of period	43,180,079	137,565	43,120,625	135,857	43,059,657	135,640

8% Preferred Stock
Balance beginning of period	41,625	41,581	41,625	41,581	41,625	41,581
Redemption of 8% preferred stock	(41,625)	(41,581)	-	-	-	-
Balance end of period	-	-	41,625	41,581	41,625	41,581

7% Series A Preferred Stock
Balance beginning of period	2,081,800	50,221	2,081,800	50,221	-	-
Issuance of 7% preferred stock, net of offering expense of $1,824	-	-	-	-	2,955,800	72,071
Repurchase of 7% preferred stock	-	-	-	-	(874,000)	(21,850)
Balance at beginning and end of period	2,081,800	50,221	2,081,800	50,221	2,081,800	50,221

6% Series B Preferred Stock
Balance beginning of period	125,000	120,844	125,000	120,844	-	-
Issuance of 6% preferred stock, net of offering expense of $4,156	-	-	-	-	125,000	120,844
Balance at beginning and end of period	125,000	120,844	125,000	120,844	125,000	120,844

6% Series C Preferred Stock
Balance beginning of period	-	-	-	-	-	-
Issuance of 6% Series C preferred stock, net of $5,074 in offering expenses	150,000	144,926	-	-	-	-
Private issuance of 6% Series C preferred stock, net of $23 in offering expenses	46,181	46,158	-	-	-	-
Balance end of period	196,181	191,084	-	-	-	-

Retained Earnings
Balance beginning of period		461,744		304,984		244,909
Net income		227,104		180,533		77,329
Treasury shares constructively retired		-		(102)		-
Dividends on 8% preferred stock, $80.00 per share, annually		(833)		(3,330)		(3,330)
Final dividend for redemption of 8% preferred stock, $3.33 per share		(139)		-		-
Dividends on 7% Series A preferred stock, $1.75 per share, annually		(3,643)		(3,643)		(3,115)
Dividends on 6% Series B preferred stock, $60.00 per share, annually		(7,500)		(7,500)		(2,771)
Dividends on 6% Series C preferred stock, $60.00 per share, annually		(8,758)		-		-
Dividends on common stock, $0.24 per share, annually in 2021 and $0.21 per share, annually in 2020, and $0.19 per share, annually in 2019		(10,362)		(9,198)		(8,038)
Deconsolidation of entities		(419)		-		-
Redemption of 8% preferred stock		(45)		-		-
Balance end of period		657,149		461,744		304,984

Accumulated Other Comprehensive Income
Balance beginning of period		374		458		(310)
Other comprehensive income (loss)		(1,828)		(84)		768
Balance end of period		(1,454)		374		458

Total shareholders' equity		$1,155,409		$810,621		$653,728

(1)	The number of shares have been restated to reflect the 3-for-2 common stock split, effective on January 17, 2022.

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Cash Flows

Years Ended December 31, 2021, 2020 and 2019

(In thousands)

	Year Ended
	December 31,
	2021	2020	2019
Operating activities:
Net income	$227,104	$180,533	$77,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,191	1,896	852
Provision for loan losses	5,012	11,838	3,940
Deferred income tax, net	5,310	(692)	(978)
Gain on sale of securities	(191)	(441)	(476)
Gain on sale of loans	(111,185)	(96,578)	(35,411)
Proceeds from sales of loans	61,231,720	83,788,217	32,792,977
Loans and participations originated and purchased for sale	(61,182,161)	(84,692,696)	(34,025,666)
Purchases of low-income housing tax credits for sale	(9,605)	—	—
Proceeds from sale of low-income housing tax credits	7,009	—	—
Change in servicing rights for paydowns and fair value adjustments	4,296	13,672	10,789
Net change in:
Mortgage loans in process of securitization	(230,506)	(68,842)	(106,472)
Other assets and receivables	(6,616)	(16,415)	(3,663)
Other liabilities	3,823	2,408	24,046
Other	4,583	2,212	5,730
Net cash used in operating activities	(49,216)	(874,888)	(1,257,003)
Investing activities:
Net change in securities purchased under agreements to resell	692	143	152
Purchases of available for sale securities	(221,191)	(596,839)	(647,374)
Proceeds from the sale of available for sale securities	38,566	4,347	37,817
Proceeds from calls, maturities and paydowns of available for sale securities	138,013	612,612	651,798
Purchases of loans	(369,148)	(385,820)	(87,302)
Net change in loans receivable	(349,887)	(2,119,214)	(885,150)
Proceeds from sale of loans receivable	262,086	—	—
Purchase of FHLB stock	(3,932)	(50,854)	(15,875)
Proceeds from sale of FHLB stock	45,000	567	3,481
Purchases of premises and equipment	(3,645)	(3,623)	(13,983)
Proceeds from sale of servicing rights	438	—	—
Purchase of limited partnership interests	(11,194)	(4,181)	(1,365)
Proceeds from sale of limited partnership interests	—	10,651	—
Cash paid in deconsolidation of subsidiary	(464)	—	—
Other investing activities	404	(17)	126
Net cash used in investing activities	(474,262)	(2,532,228)	(957,675)
Financing activities:
Net change in deposits	1,572,442	1,929,991	2,247,064
Proceeds from borrowings	31,471,236	61,088,465	8,917,286
Repayment of borrowings	(31,787,578)	(59,924,409)	(8,907,917)
Proceeds from notes payable	2,040	2,760	6,318
Payments on notes payable	—	—	(29,700)
Payments of contingent consideration	—	(501)	(1,999)
Proceeds from issuance of preferred stock	191,084	—	192,915
Repurchase of preferred stock	(41,625)	—	(21,850)
Dividends	(31,235)	(23,671)	(17,254)
Other financing activities	—	7,500	—
Net cash provided by financing activities	1,376,364	3,080,135	2,384,863
Net Change in Cash and Cash Equivalents	852,886	(326,981)	170,185
Cash and Cash Equivalents, Beginning of Period	179,728	506,709	336,524
Cash and Cash Equivalents, End of Period	$1,032,614	$179,728	$506,709
Additional Cash Flows Information:
Interest paid	$33,900	$69,106	$81,892
Income taxes paid	78,758	57,322	19,326
Redemption of common shares related to sale of limited partnership interests	—	(150)	—
Transfer of loans from loans receivable to loans held for sale	194,055	—	—
Payable for servicing rights	2,057	—	—
Payable for limited partnership interests	34,808	9,115	—
Deconsolidation of debt fund entities	See Note 1	—	—

See Notes to Consolidated Financial Statements

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The accompanying consolidated financial statements include the accounts of Merchants Bancorp, a registered bank holding company (the “Company”) and its wholly owned subsidiaries, Merchants Bank of Indiana (“Merchants Bank”), Farmers-Merchants Bank of Illinois (“FMBI”) and Merchants Asset Management, LLC (“MAM”). Merchants Bank’s primary operating subsidiaries include Merchants Capital Corp. (“MCC”), Merchants Capital Servicing, LLC (“MCS”), and Merchants Capital Investments, LLC (“MCI”). All direct and indirectly owned subsidiaries owned by Merchants Bancorp are collectively referred to as the “Company”.

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

MCC is primarily engaged in mortgage banking, specializing in lending for multi-family rental properties and healthcare facilities. It is a Federal Housing Authority (“FHA”) approved mortgagee and a Government National Mortgage Association (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”), and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issuer. It is also a fully integrated syndicator of low-income housing tax credit and debt funds.

Principles of Consolidation

The consolidated financial statements as of and for the years ended December 31, 2021 and 2020 include results from the Company, and its wholly owned subsidiaries, Merchants Bank, FMBI and MAM. Also included are Merchants Bank’s primary operating subsidiaries, MCC, MCS and MCI, as well as all 100% directly and indirectly owned subsidiaries owned by Merchants Bancorp.

In addition, when the Company makes an equity investment in an entity for which it holds a variable interest, it is evaluated for consolidation requirements under Accounting Standards Update of Topic 810. Accordingly, the entity is assessed for potential consolidation under the variable interest entity (“VIE”) model and would only consolidate those entities for which it is a primary beneficiary. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the entity, and an interest that could be significant to the entity. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size and form of our involvement with the entity are evaluated. Alternatively, under the voting interest model, it would only consolidate those entities for which it has a controlling interest. Because the variable interest investments held by the Company as of December 31, 2021 are not deemed to be primary beneficiaries or controlling interests, the entities are not consolidated and the equity method or proportional method of accounting has been applied. The Company will analyze whether its entities are the primary beneficiary on an ongoing basis. Changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment. See Note 11: Variable Interest Entities (VIEs) for additional information about VIEs.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

All significant intercompany accounts and transactions have been eliminated in consolidation.

Deconsolidation

The consolidated financial statements included consolidated results from certain entities primarily involved in single-family debt financing until January 30, 2021, while the Company was deemed to be a primary beneficiary. On February 1, 2021, the Company’s debt fund entities were restructured in such a way that its ownership and participation was significantly reduced with the inclusion of additional, unrelated investors and the Company was no longer classified as a primary beneficiary. Accordingly, results from these entities were no longer consolidated after this date, in accordance with the consolidation guidelines of the Accounting Standards Update of Topic 810.

Following the deconsolidation, the carrying value of assets and liabilities of these entities were removed from the consolidated balance sheet, and the continuing investments were recorded at fair value at the date of deconsolidation. The total amount deconsolidated from the balance sheet included net assets of approximately $10 million, consisting primarily of $66.6 million in loans receivable, and $52.7 million in borrowings with Merchants Bank that was previously eliminated in consolidation. The fair value of its continuing investments was approximately $10 million on the deconsolidation date and has been reported in Other Assets after deconsolidation. The estimated fair value was determined based on third-party evaluations of similar assets in the underlying business. The difference between the fair value of these deconsolidated entities and their carrying value was deemed to be immaterial, resulting in no gain or loss on deconsolidation. These continuing investments after deconsolidation are classified as variable interest entities, have not been consolidated, and are accounted for under the equity method of accounting. See Note 11: Variable Interest Entities (VIEs) for additional information about VIEs.

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

At December 31, 2021, the Company’s cash accounts exceeded federally insured limits by approximately $1.0 billion. Included in this amount is approximately $1.0 billion with the Federal Reserve and $3.7 million with the Federal Home Loan Bank of Indianapolis (“FHLBI”), and $51,000 with the Federal Home Loan Bank of Chicago (“FHLBC”).

At December 31, 2020, the Company’s cash accounts exceeded federally insured limits by approximately $165.9 million. Included in this amount is approximately $157.2 million with the Federal Reserve and $2.7 million with the FHLBI, and $23,000 with the FHLBC.

Securities purchased under agreements to resell

Securities purchased pursuant to a simultaneous agreement (RRA) to resell the same securities at a specified price and date generally have maturity dates of 90 days or less and are carried at cost. Every 90 days the RRAs rollover.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

Available for Sale Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. The Company had no securities held to maturity at December 31, 2021 or 2020. Securities not classified as held to maturity or trading are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Other mortgage loans originated and intended for sale in the secondary market, for which the fair value option has been elected, are carried at fair value at each balance sheet date. The Company believes that the fair value is the best indicator of the resolution of these loans. The difference between the cost and fair value was not material at December 31, 2021.

For all loans held for sale, interest earned from the time of funding to the time of sale is accrued and recognized as interest income. Gains and losses on loan sales are recorded in noninterest income.

The gain on sale of loans in the income statement may include placement and origination fees, capitalized servicing rights, trading gains and losses and other related income.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due pursuant to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by the fair value of the collateral if the loan is collateral dependent, the loan’s obtainable market price, or present value of expected future cash flows discounted at the loan’s effective interest rate. For impaired loans where the Company utilizes discounted cash flows to determine the level of impairment, the Company includes the entire change in the present value of cash flows as bad debt expense.

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

Years Ended December 31, 2021 and 2020

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

Servicing Rights

Servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. The Company has elected to initially and subsequently measure the servicing rights for mortgage loans using the fair value method. Under the fair value method, the servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.

Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model is from an independent third party and it incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, prepayment penalties, and default rates and losses. These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the servicing right and may result in a reduction to noninterest income.

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

Investment in Low-Income Housing Tax Credit Limited Partnerships

The Company has elected to account for its investment in affordable housing tax credit limited partnerships using the proportional amortization method described in FASB ASU 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Low-Income Housing Tax Credit Projects (A Consensus of the FASB Emerging Issues Task Force).” Under the proportional amortization method, an investor amortizes the initial cost

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

of the investment to income tax expense in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The investment in the limited partnerships is included in other assets in the consolidated balance sheets. During the year ended December 31, 2020, the Company sold some of these assets to a fund in which it is a general partner and holds a minority interest in the limited partnership.

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

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2018.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

In 2020, the Company established an employee stock ownership plan (“ESOP”) to provide certain benefits for all employees who meet certain requirements.

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

The Company also earns other noninterest income through a variety of financial and transaction services provided to corporate and consumer clients such as deposit service charges, debit card network fees, collection fees, safe deposit box rental fees, gain/(loss) on sale of other real estate owned, LIHTC syndication, and asset management fees. Revenue is recorded for noninterest income based on the contractual terms for the service or transaction performed.

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

Derivative Financial Instruments

The Company occasionally enters into derivative financial instruments as part of its interest rate risk management strategies. These derivative financial instruments consist primarily of interest rate locks and forward sale commitments. These derivative instruments are recorded on the Consolidated Balance Sheets, as either an asset or liability, at their fair value. Changes in fair value are recognized in noninterest income on the Consolidated Statements of Income. The Company also offers interest rate swaps to some customers through a third-party dealer. These derivatives generally work together as an economic interest rate hedge, but the Company does not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability are recorded as either a charge or credit to current earnings during the period in which the changes occurred, typically resulting in no net earnings impact.

Reclassifications

Certain reclassifications may have been made to the 2020 and 2019 financial statements to conform to the financial statement presentation as of and for the year ended December 31, 2021. These reclassifications had no effect on net income.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

Note 2: Restriction on Cash and Due From Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve. Effective March 26, 2020, the Federal Reserve reduced all banks’ reserve requirements to 0% due to COVID-19 uncertainties. The reserve required at both December 31, 2021 and 2020 was $0.

Note 3: Securities Available For Sale

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities were as follows:

	December 31, 2021
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Available for sale securities:
Treasury notes	$8,232	$4	$27	$8,209
Federal agencies	264,970	—	1,675	263,295
Municipals	4,300	—	—	4,300
Mortgage-backed - Government-sponsored entity (GSE)	18,664	32	336	18,360
Mortgage-backed - Non-GSE multi-family	16,424	41	—	16,465
Total available for sale securities	$312,590	$77	$2,038	$310,629

	December 31, 2020
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Available for sale securities:
Treasury notes	$6,535	$24	$—	$6,559
Federal agencies	234,954	103	17	235,040
Municipals	5,935	90	—	6,025
Mortgage-backed - Government-sponsored entity (GSE)	21,899	279	—	22,178
Total available for sale securities	$269,323	$496	$17	$269,802

At December 31, 2021 and 2020, GSE mortgage-backed securities included in the tables above are primarily backed by multi-family loans. The table above for December 31, 2021 also includes securities purchased from Freddie Mac following the loan sale and securitization arrangement with Freddie Mac described in Note 5: Loans and Allowance for Loan Losses. These securities were valued at $17.2 million as of December 31, 2021, of which, $16.4 million are not guaranteed by Freddie Mac.

The amortized cost and fair value of available for sale securities at December 31, 2021 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2021
	Amortized	Fair
	Cost	Value

Contractual Maturity	(In thousands)
Within one year	$6,548	$6,551
After one through five years	270,954	269,253
After five through ten years	—	—
After ten years	—	—
	277,502	275,804
Mortgage-backed - Government-sponsored entity (GSE)	18,664	18,360
Mortgage-backed - Non-GSE multi-family	16,424	16,465
	$312,590	$310,629

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

During the year ended December 31, 2021, proceeds from sales of securities available for sale were $38.6 million, and a net gain of $191,000 was recognized, consisting of $191,000 in gains and $0 of losses. During the year ended December 31, 2020, proceeds from sales of securities available for sale were $4.3 million, and a net gain of $441,000 was recognized, consisting of $441,000 in gains and $0 of losses. During the year ended December 31, 2019, proceeds from the sale of securities available for sale were $37.8 million, and a net gain of $476,000 was recognized, consisting of gross gains of $713,000 and gross losses of $237,000.

The carrying value of securities pledged as collateral, to secure borrowings, public deposits and for other purposes, was $310.6 million, and $269.8 million at December 31, 2021 and 2020, respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2021 and 2020 was $272.0 million (27 positions) and $69.9 million (4 positions), respectively, which is approximately 88%, and 26%, respectively, of the Company’s available for sale investment portfolio.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2021, and 2020:

	December 31, 2021
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Available for sale securities:
Treasury notes	$7,957	$27	$—	$—	$7,957	$27
Federal agencies	238,489	1,503	24,806	172	263,295	1,675
Mortgage-backed - Government-sponsored entity (GSE)	719	336	—	—	719	336
	$247,165	$1,866	$24,806	$172	$271,971	$2,038

December 31, 2020
12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

(In thousands)
Available for sale securities:
Federal agencies	$69,939	$17	$—	$—	$69,939	$17

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

Note 4: Mortgage Loans in Process of Securitization

Mortgage loans in process of securitization are recorded at fair value with changes in fair value recorded in earnings. These include multi-family rental real estate loan originations to be sold as Government National Mortgage

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

Association (“Ginnie Mae”) mortgage-backed securities and Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) participation certificates, all of which are pending settlement with firm investor commitments to purchase the securities, typically occurring within 30 days. The fair value increases recorded in earnings for mortgage loans in process of securitization totaled $10.6 million and $2.4 million at December 31, 2021 and 2020, respectively.

Note 5: Loans and Allowance for Loan Losses

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

As part of the securitization transaction, Merchants released all mortgage servicing obligations and rights to Freddie Mac who was designated as the Master Servicer. As Master Servicer, Freddie Mac appointed the Company with subservicing obligations, which include obligations to collect and remit payments of principal and interest, manage payments of taxes and insurance, and otherwise administer the underlying loans. Accordingly, the company recognized a mortgage servicing asset of $730,000 on the sale date.

Loan Portfolio Summary

Loans receivable at December 31, 2021 and 2020, include:

	December 31,	December 31,
	2021	2020

	(In thousands)

Mortgage warehouse lines of credit	$781,437	$1,605,745
Residential real estate	843,101	678,848
Multi-family and healthcare financing(1)	3,528,199	2,749,020
Commercial and commercial real estate	520,199	387,294
Agricultural production and real estate	97,060	101,268
Consumer and margin loans	12,667	13,251
	5,782,663	5,535,426
Less:
Allowance for loan losses	31,344	27,500

Loans Receivable	$5,751,319	$5,507,926
(1)	Healthcare loans of $826.2 million and $498.3 million were included in the total as of December 31, 2021 and 2020, respectively.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

In response to the COVID-19 global pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) established the Paycheck Protection Program (“PPP”) to provide loans for eligible businesses/not-for-profits. These loans qualify for forgiveness when used for qualifying expenses during the appropriate period. Loans funded through the PPP are fully guaranteed by the U.S. government. Commercial and commercial real estate loans at December 31, 2021 and December 31, 2020 include PPP loans with principal balances of $7.0 million and $60.2 million, respectively, that had not yet been forgiven. As of December 31, 2021, only 6% of the $112.0 million total PPP loans granted were yet to be forgiven.

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

As a secured repurchase agreement, collateral pledged to the Company secures each individual mortgage until the lender sells the loan in the secondary market. A traditional secured warehouse line of credit typically carries a base interest rate of 30-day LIBOR, or mortgage note rate and a margin.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

The following tables present, by loan portfolio segment, the activity in the allowance for loan losses for the years ended December 31, 2021, 2020 and 2019 and the recorded investment in loans and impairment method as of December 31, 2021, 2020 and 2019:

	At or For the Year Ended December 31, 2021
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of period	$4,018	$3,334	$14,731	$4,641	$636	$140	$27,500
Provision (credit) for loan losses	(2,063)	838	3,814	2,422	21	(20)	5,012
Loans charged to the allowance	—	(2)	—	(1,184)	—	(6)	(1,192)
Recoveries of loans previously charged off	—	—	—	—	—	24	24
Balance, end of period	$1,955	$4,170	$18,545	$5,879	$657	$138	$31,344
Ending balance: individually evaluated for impairment	$—	$16	$—	$867	$—	$7	$890
Ending balance: collectively evaluated for impairment	$1,955	$4,154	$18,545	$5,012	$657	$131	$30,454
Loans
Ending balance	$781,437	$843,101	$3,528,199	$520,199	$97,060	$12,667	$5,782,663
Ending balance individually evaluated for impairment	$—	$419	$36,760	$6,055	$158	$13	$43,405
Ending balance collectively evaluated for impairment	$781,437	$842,682	$3,491,439	$514,144	$96,902	$12,654	$5,739,258

	At or For the Year Ended December 31, 2020
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of period	$1,913	$2,042	$7,018	$4,173	$523	$173	$15,842
Provision (credit) for loan losses	2,105	1,248	7,713	681	113	(22)	11,838
Loans charged to the allowance	—	(31)	—	(319)	—	(11)	(361)
Recoveries of loans previously charged off	—	75	—	106	—	—	181
Balance, end of period	$4,018	$3,334	$14,731	$4,641	$636	$140	$27,500
Ending balance: individually evaluated for impairment	$—	$7	$—	$1,606	$—	$—	$1,613
Ending balance: collectively evaluated for impairment	$4,018	$3,327	$14,731	$3,035	$636	$140	$25,887
Loans
Ending balance	$1,605,745	$678,848	$2,749,020	$387,294	$101,268	$13,251	$5,535,426
Ending balance individually evaluated for impairment	$—	$2,761	$—	$9,591	$2,100	$12	$14,464
Ending balance collectively evaluated for impairment	$1,605,745	$676,087	$2,749,020	$377,703	$99,168	$13,239	$5,520,962

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

	For the Year Ended December 31, 2019
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of year	$1,068	$1,986	$6,030	$3,051	$429	$140	$12,704
Provision for loan losses	952	56	988	1,817	94	33	3,940
Loans charged to the allowance	(107)	—	—	(857)	—	—	(964)
Recoveries of loans previously charged off	—	—	—	162	—	—	162
Balance, end of year	$1,913	$2,042	$7,018	$4,173	$523	$173	$15,842

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of December 31, 2021 and 2020:

	December 31, 2021
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)

Special Mention (Watch)	$—	$946	$93,561	$2,483	$3,820	$21	$100,831
Substandard	—	419	36,760	6,055	158	13	43,405
Acceptable and Above	781,437	841,736	3,397,878	511,661	93,082	12,633	5,638,427
Total	$781,437	$843,101	$3,528,199	$520,199	$97,060	$12,667	$5,782,663

	December 31, 2020
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)

Special Mention (Watch)	$222	$853	$145,050	$2,620	$4,160	$34	$152,939
Special Mention (Watch) - COVID-19 Deferrals	—	383	185	110	—	—	678
Substandard	—	2,761	—	9,591	2,100	12	14,464
Acceptable and Above	1,605,523	674,851	2,603,785	374,973	95,008	13,205	5,367,345
Total	$1,605,745	$678,848	$2,749,020	$387,294	$101,268	$13,251	$5,535,426

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year.

Delinquent Loans

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2021 and 2020. There was one loan totaling $36.8 million at December 31, 2021 that has been modified in accordance with the CARES Act and therefore not classified as delinquent. This loan was granted extended dates to make payments and no payments were due as of December 31, 2021. Also excluded from the tables below are government guaranteed commercial SBA loans totaling $3.2 million that were 30-59 days past due and a government guaranteed commercial SBA loan with a balance of $274,000 that was over 90 days past due as of December 31, 2021.

	December 31, 2021
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$781,437	$781,437
RES RE	1,252	287	186	1,725	841,376	843,101
MF RE	—	—	—	—	3,528,199	3,528,199
CML & CRE	591	8	149	748	519,451	520,199
AG & AGRE	37	21	—	58	97,002	97,060
CON & MAR	43	5	40	88	12,579	12,667
	$1,923	$321	$375	$2,619	$5,780,044	$5,782,663

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

Impaired Loans

The following tables present impaired loans and specific valuation allowance information based on class level as of December 31, 2021 and 2020:

	December 31, 2021
	MTG WHLOC	RES RE	MF RE	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$372	$36,760	$3,912	$158	$4	$41,206
Unpaid principal balance	—	372	36,760	3,912	158	4	41,206
Impaired loans with a specific allowance:
Recorded investment	—	47	—	2,143	—	9	2,199
Unpaid principal balance	—	47	—	2,143	—	9	2,199
Specific allowance	—	16	—	867	—	7	890
Total impaired loans:
Recorded investment	—	419	36,760	6,055	158	13	43,405
Unpaid principal balance	—	419	36,760	6,055	158	13	43,405
Specific allowance	—	16	—	867	—	7	890

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

The following tables present by portfolio class, information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2021, 2020 and 2019:

	December 31, 2021
	MTG			CML &	AG &	CON &
	WHLOC	RES RE	MF RE	CRE	AGRE	MAR	TOTAL

	(In thousands)
Average recorded investment in impaired loans	$—	$1,658	$14,138	$6,888	$611	$7	$23,302
Interest income recognized	—	64	—	397	—	—	461

	December 31, 2020
	MTG			CML &	AG &	CON &
	WHLOC	RES RE	MF RE	CRE	AGRE	MAR	TOTAL

	(In thousands)
Average recorded investment in impaired loans	$106	$3,002	$—	$9,913	$1,662	$17	$14,700
Interest income recognized	—	57	—	371	1	—	429

	December 31, 2019
	MTG			CML &	AG &	CON &
	WHLOC	RES RE	MF RE	CRE	AGRE	MAR	TOTAL

	(In thousands)
Average recorded investment in impaired loans	$242	$3,175	$—	$8,675	$—	$25	$12,117
Interest income recognized	—	71	—	463	—	—	534

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

Nonperforming Loans

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at December 31, 2021 and 2020.

	December 31,		December 31,
	2021		2020
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing

	(In thousands)
RES RE	$362	$22	$578	$69
CML & CRE	—	149	2,052	1,240
AG & AGRE	158	30	181	2,181
CON & MAR	4	36	12	8

	$524	$237	$2,823	$3,498

During 2021, the Company had one newly classified troubled debt restructuring in the CML & CRE loan class. The loan had a pre and post modification balance of $2.0 million as of December 31, 2021. The modifications on the loan included term concessions which reflect the unlikeliness of the borrower being able to obtain similar financing from another financial institution. During 2020, the Company had one newly classified troubled debt restructuring in the AG & AGRE loan class. The loan had a pre and post modification balance of $180,000. The only term of the loan that changed was an extension of time to pay. There were no troubled loans restructured during 2019.

The CARES Act included several provisions designed to help financial institutions like the Company in working with their customers. Section 4013 of the CARES Act, as extended, allows a financial institution to elect to suspend generally accepted accounting principles and regulatory determinations with respect to qualifying loan modifications related to COVID-19 that would otherwise be categorized as a TDR until January 1, 2022. The Company has taken advantage of this provision to extend certain payment modifications to loan customers in need. As of December 31, 2021, the Company has one loan with an outstanding balance of $36.8 million that was modified during 2021 under the CARES Act guidance, that remain on modified terms. The Company modified other loans under the guidance that have since returned to normal repayment status as of December 31, 2021.

There were no residential loans in process of foreclosures as of December 31, 2021 and 2020.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

The following table presents the notional amount and fair value of interest rate locks and forward contracts utilized by the Company at December 31, 2021 and December 31, 2020.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

December 31, 2021	(In thousands)		(In thousands)
Interest rate lock commitments	$58,701	Other assets/liabilities	$264	$41
Forward contracts	81,250	Other assets/liabilities	86	118
			$350	$159

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

December 31, 2020	(In thousands)		(In thousands)
Interest rate lock commitments	$412,043	Other assets/liabilities	$6,131	$—
Forward contracts	304,024	Other assets/liabilities	—	2,682
			$6,131	$2,682

Fair values of derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the interest rate lock commitment and the balance sheet date. The following tables summarizes the periodic changes in the fair value of the derivative financial instruments on the consolidated statements of income for the years ended December 31, 2021, 2020, and 2019.

	Year Ended
	December 31,
	2021	2020	2019
	(In thousands)
Interest rate lock commitments	$(5,908)	$5,945	$116
Forward contracts (includes pair-off settlements)	5,956	(11,078)	(53)
Net derivative gains (loss)	$48	$(5,133)	$63

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

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)		(In thousands)
December 31, 2021	$135,686	Other assets/liabilities	$1,131	$1,131
December 31, 2020	$82,726	Other assets/liabilities	$3,170	$3,170

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

If there is a net gain or loss, the gross gains and losses on these derivative assets and liabilities are recorded in Other Noninterest income and Other Noninterest expense in the consolidated statements of income.

	Year Ended
	December 31,
	2021	2020	2019
	(In thousands)
Gross swap gains	$2,039	$2,659	$511
Gross swap losses	2,039	2,659	511
Net swap gains (losses)	$—	$—	$—

The Company pledged $3.9 million and $3.9 million in collateral to secure its obligations under swap contracts at December 31, 2021 and December 31, 2020, respectively.

Note 7: Loan Servicing

Mortgage and SBA loans serviced for others are not included in the accompanying consolidated balance sheets and represent agency eligible multi-family, single-family and SBA loans. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. Call protection is in place on multi-family loans to deter from prepayments on a 10-year sliding scale. The unpaid principal balances of mortgage and other loans serviced for others were $10.6 billion and $8.7 billion at December 31, 2021 and 2020, respectively. Loans sub-serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of loans sub-serviced for others were $741.5 million and $5.6 billion at December 31, 2021 and 2020, respectively.

The following summarizes the activity in servicing rights measured using the fair value method for the years ended December 31, 2021, 2020, and 2019:

	For the Year Ended
	December 31,
	2021	2020	2019

	(In thousands)
Balance, beginning of period	$82,604	$74,387	$77,844
Additions
Purchased servicing	2,057	—	—
Originated servicing	30,421	21,889	7,332
Subtractions
Paydowns	(16,691)	(7,838)	(5,994)
Sold Servicing	(438)	—	—
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	12,395	(5,834)	(4,795)
Balance, end of period	$110,348	$82,604	$74,387

Contractually specified servicing fees for retained, purchased and sub-serviced loans were $20.7 million, $11.9 million, and $9.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

In connection with certain loan servicing and sub-servicing agreements, the Company is to reconcile the payments received monthly on these loans, for principal and interest, taxes, insurance, and replacement reserves. The funds are required to be maintained in separate trust accounts and not commingled with the Company’s general operating funds. At December 31, 2021 and 2020, the Company held restricted escrow funds for these loans at the Bank or other financial institution, amounting to $695.9 million and $498.2 million, respectively.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

Note 8: Goodwill and Intangibles

Goodwill at December 31, 2021 remained unchanged compared to December 31, 2020. As of December 31, 2021, the Company’s market capitalization was above its book value, despite stock market volatility related to the adverse effects of the COVID-19 pandemic on the global economy, rising interest rate expectations and inflation fears. Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets acquired. Goodwill is tested for impairment annually, or more frequently if events and circumstances exist that indicate a goodwill impairment test should be performed. Based upon management’s assessment and evaluation of goodwill at year-end, the likelihood that an impairment of the current carrying amount of goodwill has occurred is considered remote.

	2021				2020				2019
	Multifamily	Banking	Warehouse	Total	Multifamily	Banking	Warehouse	Total	Multifamily	Banking	Warehouse	Total

	(In thousands)				(In thousands)				(In thousands)
Balance, beginning of period	$3,791	$8,353	$3,701	$15,845	$3,791	$8,353	$3,701	$15,845	$3,791	$8,686	$5,000	$17,477
Goodwill acquired during the period	—	—	—	—	—	—	—	—	—	—	—	—
Post-acquisition adjustments	—	—	—	—	—	—	—	—	—	(333)	(1,299)	(1,632)
Impairment losses	—	—	—	—	—	—	—	—	—	—	—	—
Balance, end of period	$3,791	$8,353	$3,701	$15,845	$3,791	$8,353	$3,701	$15,845	$3,791	$8,353	$3,701	$15,845

In conjunction with the acquisition of MCS on August 15, 2017, the Company recorded goodwill of $3.8 million in the Multi-family segment, after reflecting a purchase accounting adjustment of $412,000, related to contingent consideration for loans closed after the acquisition date, that increased goodwill during the year ended December 31, 2018. The Company also recorded intangible assets for licenses and trade names as summarized below. The licenses are being amortized over 84 months and trade names are being amortized over 120 months, both using the straight-line method. Amortization of these intangible assets was $218,000 for the years ended December 31, 2021, 2020, and 2019.

In conjunction with the acquisition of FMBI on January 2, 2018, the Company recorded goodwill of $988,000 in the Banking segment during the year ended December 31, 2018. The Company also recorded intangible assets for core deposits, as summarized below. The core deposit intangibles are being amortized over 10 years using the accelerated sum of the years digits method. Amortization for these intangible assets was $64,000, $75,000 and $82,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

In conjunction with the acquisition of Farmers-Merchants National Bank of Paxton (“FMNBP”) on October 1, 2018, the Company recorded goodwill of $6.9 million in the Banking segment during the year ended December 31, 2018. A $333,000 purchase accounting adjustment, primarily related to the valuation of securities decreased goodwill during 2019. The Company also recorded intangible assets for core deposits, as summarized below. The core deposit intangibles are being amortized over 10 years using the accelerated sum of the years digits method. Amortization for these intangible assets was $294,000, 326,000 and $339,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

In conjunction with the acquisition of the assets of NattyMac, LLC on December 31, 2018, the Company recorded goodwill of $3.7 million in the Warehouse segment, after reflecting a $1.6 million transfer to intangible assets and a $271,000 purchase accounting adjustment related to contingent consideration that increased goodwill during 2019. Intangible assets of $1.6 million, related to customer lists, were recorded and amortized over 21 months using the

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

straight-line method. Accumulated amortization of these intangible assets was $1.6 million and are fully amortized as of December 31, 2021 and 2020.

	2021			2020			2019
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Total	Amount	Amortization	Total	Amount	Amortization	Total

	(In thousands)			(In thousands)			(In thousands)
Licenses	$1,370	$(856)	$514	$1,370	$(661)	$709	$1,370	$(465)	$905
Trade names	224	(98)	126	224	(75)	149	224	(53)	171
Customer list	—	—	—	1,570	(1,570)	—	1,570	(673)	897
Core deposit intangible	2,417	(1,350)	1,067	2,417	(992)	1,425	2,417	(591)	1,826
Total intangible Assets	$4,011	$(2,304)	$1,707	$5,581	$(3,298)	$2,283	$5,581	$(1,782)	$3,799

Estimated amortization expense for future years is as follows (in thousands):

Year ending December 31,
2022	$521
2023	462
2024	335
2025	166
2026	124
Thereafter	99
Total	$1,707

Note 9: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2021	2020

	(In thousands)
Land	$3,097	$3,072
Buildings	25,214	23,946
Leasehold improvements	237	227
Furniture, fixtures, equipment and software	9,759	7,429
Total cost	38,307	34,674
Accumulated depreciation	(7,095)	(4,913)
Net premises and equipment	$31,212	$29,761

Note 10: Other Assets and Receivables

The following items are included in other assets and receivables in the consolidated balance sheets.

Investment in Low-Income Housing Tax Credit Limited Partnerships

The Company invests in low-income housing tax credit limited partnerships. At December 31, 2021 and 2020, the balance of the investments for low-income housing tax credit limited partnerships was $31.5 million and $14.9 million, respectively. The Company also became a minority investor in several limited partnerships of syndicated funds during 2020 and 2021 in which it is obligated to invest an additional $24.4 million over the next several years, and this obligation is reflected in the $31.5 million and $14.9 million investment balance at December 31, 2021 and 2020, respectively. During the years ended December 31, 2021, 2020, and 2019 the Company recorded amortization expense

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

of $2.0 million, $1.8 million, and $ 2.3 million, respectively. Tax credits related to these investments were $2.0 million for the 2021 tax year, $2.0 million for the 2020 tax year, and $2.5 million for the 2019 tax year. The Company expects to receive additional tax credits and other benefits in 2022 and will continue to amortize these investments based on the proportional amortization method.

Joint Ventures

The Company has investments in various joint ventures totaling $31.0 million at December 31, 2021. These investments are primarily made of up of investments in debt funds totaling $25.6 million at December 31, 2021. The Company is no longer a primary beneficiary in any of these investments, and as such have not been consolidated, and are accounted for under the equity method of accounting. The Company is obligated to invest an additional $10.4 million over the next several years, and this obligation is reflected in the $31.0 million investment balance at December 31, 2021. See Note 11: Variable Interest Entities (VIEs) for additional information about VIE’s.

Other Receivables

At December 31, 2021 and 2020, the Company had other receivables of $11.7 million and $11.5 million, respectively. These other receivables consisted of short-term receivables of $6.5 million and $4.6 million, for the years ended December 31, 2021 and 2020 respectively, that represent prepaid trading and settlement fees paid to non-affiliated originators that were collected at the time of applicable mortgage backed security settlements, with the remaining amounts collected in the normal course of business. Other receivables also included $3.9 million and $3.9 million of receivable collateral recorded against outstanding hedges for back-to-back swaps for the years ended December 31, 2021 and 2020, respectively.

Other items included in other assets and receivables on the consolidated balance sheets are disclosed elsewhere, or are not individually significant.

Note 11: Variable Interest Entities (VIEs)

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

The Company has invested in single-family and multi-family debt financing entities, as well as low-income housing syndicated funds that are deemed to be VIEs. Accordingly, the entities were assessed for potential consolidation under the VIE model that requires primary beneficiaries to consolidate the entity’s results. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the entity, and an interest that could be significant to the entity. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size and form of our involvement with the entity are evaluated.

At December 31, 2021 the Company determined it was not the primary beneficiary of its VIEs primarily because the Company did not have the obligation to absorb losses or the rights to receive benefits from the VIE that could potentially be significant to the VIE. Evaluation and assessment of VIEs for consolidation is performed on an ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

The Company’s maximum exposure to loss associated with its VIEs consists of the capital invested plus any unfunded equity commitments. These investments are recorded in other assets and other liabilities on our consolidated balance sheets. The table below reflects the size of the VIEs as well as our maximum exposure to loss in connection with these investments at December 31, 2021 and 2020.

	Total	Total	Maximum
Assets ($ in thousands)	Assets	Liabilities	Exposure to Loss

(In thousands)
December 31, 2021
Unconsolidated VIEs	$36,573	$21,014	$36,164
December 31, 2020
Unconsolidated VIEs	$—	$—	$—

Note 12: Deposits

Deposits were comprised of the following at and December 31, 2021 and 2020:

	December 31,
	2021	2020

	(In thousands)
Demand deposits	$4,943,937	$5,072,552
Savings deposits	2,839,616	1,978,861
Certificates of deposit	1,199,060	356,653
Total deposits	$8,982,613	$7,408,066

December 31, 2021
(In thousands)
Due within one year	$1,079,432
Due in one year to two years	114,780
Due in two years to three years	2,933
Due in three years to four years	954
Due in four years to five years	961
$1,199,060

Certificates of deposit of $250,000 or more totaled $574.0 million at December 31, 2021 and $258.5 million at December 31, 2020.

Brokered deposit amounts at December 31, 2021 and 2020, were as follows:

	December 31,
	2021	2020

	(In thousands)
Brokered certificates of deposit	$551,809	$29,164
Brokered savings deposits	357,840	324,408
Brokered deposit on demand accounts	1,250,141	820,165
	$2,159,790	$1,173,737

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

Note 13: Borrowings

Borrowings were comprised of the following at December 31, 2021 and 2020:

	December 31,
	2021	2020

	(In thousands)
Federal Reserve discount window borrowings	$160,000	$50,000
Paycheck Protection Program Liquidity Facility	—	62,225
Short-term subordinated debt	17,000	14,960
FHLB advances	556,954	1,221,071
American Financial Exchange borrowing	300,000	—
Total borrowings	$1,033,954	$1,348,256

The Company began borrowing from the Federal Reserve discount window during the year ended December 31, 2020. This arrangement has a maximum borrowing limit of collateral pledged multiplied by an advance rate. Borrowing maturities can range from 24 hours to up to a term of 90 days. As of December 31, 2021 and 2020, the outstanding balance was $160.0 million and $50.0 million, respectively. This 24-hour advance was based on a fixed interest rate of 0.25% set by the Federal Reserve for Primary Credit institutions. These borrowings are secured by commercial, agricultural and construction loans totaling $3.0 billion.

During the year ended December 31, 2020, the Company began borrowing from the Paycheck Protection Program Liquidity Facility (“PPPLF”) established as a result of the CARES Act. This arrangement has a maximum borrowing limit of collateral pledged in the form of PPP loans and will be reduced as PPP loans are forgiven, per SBA guidelines. Borrowing terms require repayments that coincide with maturity dates or early payment of PPP loans as payments are made or loans are forgiven by the SBA. The Company did not have an outstanding PPPLF balance at December 31, 2021.

The Company entered into a warehouse financing arrangement in April 24, 2018, whereby a customer agreed to invest up to $30 million in the Company’s subordinated debt. The subordinated debt balance as of December 31, 2021 and 2020 was $17.0 million and $15.0 million, respectively. Interest on the debt is paid quarterly by the Company at a rate equal to one-month LIBOR, plus 300 basis points, plus additional interest equal to 50% of the earnings generated. The agreement is automatically renewed annually on April 30th, unless either party notifies the other party at least 180 days prior to its renewable date, of its desire not to continue the relationship. As of December 31, 2021, neither party had made a notification of its intent to cancel this arrangement.

FHLB advances are secured by mortgage loans totaling $1.5 billion at both December 31, 2021 and 2020. In addition, available for sale securities and securities purchased under agreements to resell with a carrying value of $305.8 million and $261.4 million were pledged as of December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, the FHLB advances had interest rates ranging from 0.00% to 4.74%, and were subject to restrictions or penalties in the event of prepayment. FHLB advances include an advance in the amount of $400.0 million at December 31, 2021 that is subject to a put option. The put option can be exercised by the FHLB on a quarterly basis until November 2029. The next opportunity FHLB has to exercise the put option will be May 25, 2022. There was also an FHLB advance in the amount of $150.0 million at December 31, 2021 with an interest rate of 0.01% that was subject to a put option. The put option was able to be exercised by the FHLB on a quarterly basis beginning on October 28, 2021 and it was ultimately called in January of 2022 and replaced with a $150.0 million putable advance that has an interest rate of 0.12%. This put option can be exercised by the FHLB in July 2022 and then on a quarterly basis from July 2022 until October 2031.

The Company joined the American Financial Exchange (“AFX”) in January of 2021. During the year ended December 31, 2021, the Company utilized unsecured overnight lending arrangements to borrow from other AFX members through extensions of credit. At December 31, 2021, members of the AFX offered a combined borrowing limit of $350.0 million, but availability fluctuates daily. As of December 31, 2021, the outstanding balance was $300.0 million with rates between 0.11% to 0.20%. Rates are set daily by participating members and may vary by lending member.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

Maturities of borrowings were as follows at December 31, 2021:

	Year Ended December 31, 2021
	Federal Reserve	Short-Term	FHLB	American Financial	Borrowings
	Discount Window	Subordinated Debt	Advances	Exchange Borrowing	Total

	(In thousands)
Due within one year	$160,000	$—	$5,059	$300,000	$465,059
Due in one year to two years	—	17,000	342	—	17,342
Due in two years to three years	—	—	62	—	62
Due in three years to four years	—	—	59	—	59
Due in four years to five years	—	—	260	—	260
Thereafter	—	—	551,172	—	551,172
	$160,000	$17,000	$556,954	$300,000	$1,033,954

At December 31, 2021, the Company had excess borrowing capacity of approximately $2.4 billion with the FHLB and the Federal Reserve discount window, based on available collateral.

Note 14: Income Taxes

The provision for income taxes includes these components for the years ended December 31, 2021, 2020 and 2019:

	Year Ended
	December 31,
	2021	2020	2019

	(In thousands)
Income tax expense
Current tax payable
Federal	$55,936	$48,409	$21,396
State	16,580	15,107	4,387
Deferred tax payable
Federal	4,055	(529)	(375)
State	1,255	(163)	(603)
Income tax expense	$77,826	$62,824	$24,805
Effective tax rate	25.5%	25.8%	24.3%

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the years ended December 31, 2021, 2020 and 2019, is shown below:

	Year Ended
	December 31,
	2021	2020	2019

	(In thousands)
Computed at the statutory rate -21%	$64,035	$51,105	$21,448
Increase resulting from
State income taxes	14,090	11,805	2,989
Tax Credits net of related amortization	8	(123)	(190)
Other	(307)	37	558
Actual tax expense	$77,826	$62,824	$24,805

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

The tax effects of temporary differences related to deferred taxes shown on the balance sheet were:

	December 31,
	2021	2020

	(In thousands)
Deferred tax assets
Allowance for loan losses	$8,093	$7,090
Unrealized loss on available for sale securities	507	—
Fair value adjustments on acquisitions	99	174
Other	3,955	1,330
Total assets	12,654	8,594
Deferred tax liabilities
Depreciation	(2,860)	(2,460)
Intangible assets	(298)	(254)
Servicing rights	(27,468)	(19,751)
Limited partnership investments	(1,097)	(497)
Unrealized gain on available for sale securities	—	(105)
Other	(102)	—
Total liabilities	(31,825)	(23,067)
Net deferred tax liability	$(19,171)	$(14,473)

Note 15: Regulatory Matters

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

In April 2020, under the CARES Act, the 9% leverage ratio threshold was temporarily reduced to 8% in response to the COVID-19 pandemic. The threshold increased to 8.5% in 2021 and will return to 9% in 2022. The

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

Company, Merchants Bank, and FMBI elected to begin using CBLR in the first quarter of 2020 and all intend to utilize this measure until we no longer qualify and thus will not calculate or report risk-based capital ratios.

On December 2, 2020 the Federal Deposit Insurance Corporation (“FDIC”) issued an interim final rule related to COVID-19 as it pertains to eligibility to utilize CBLR. The rule allows organizations with less than $10 billion in total assets as of December 31, 2019, to use the assets on that date to determine the applicability of various regulatory asset thresholds during 2020 and 2021. Because total assets exceed $10 billion after the dates provided in the interim rule, the Company is prepared to address the additional regulatory requirements and does not expect it to have significant financial implications.

Management believes, as of December 31, 2021 and 2020, that the Company, Merchants Bank, and FMBI met all the regulatory capital adequacy requirements with CBLR to be classified as well-capitalized, and management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s, Merchants Bank’s, or FMBI’s category.

As of December 31, 2021 and 2020, the most recent notifications from the Board of Governors of the Federal Reserve System (“Federal Reserve”) categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank and FMBI as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s, Merchants Bank’s, or FMBI’s category.

The Company’s, Merchants Bank’s, and FMBI’s actual capital amounts and ratios are also presented in the following tables.

			Minimum Amount
			To Be Well
	Actual		Capitalized(1)
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2021
CBLR (Tier 1) capital(1) (to average assets)
(i.e., CBLR - leverage ratio)
Company	$1,138,090	10.4%	$928,731	> 8.5%
Merchants Bank	1,088,621	10.3%	901,188	> 8.5%
FMBI	28,958	9.7%	25,499	> 8.5%
(1)	As defined by regulatory agencies.

			Minimum
			Amount Required
			for Adequately
	Actual		Capitalized(1)
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2020
CBLR (Tier 1) capital(1) (to average assets)
(i.e., CBLR - leverage ratio)	$792,456	8.6%	$738,019	> 8%
Company	781,221	8.7%	718,120	> 8%
Merchants Bank	24,456	9.8%	19,979	> 8%
FMBI

(1)	As defined by regulatory agencies.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

Failure to exceed the leverage ratio thresholds required under CBLR in the future, subject to any applicable grace period, would require the Company, Merchants Bank, and/or FMBI to return to the risk-based capital ratio thresholds previously utilized under the fully phased-in Basel III Capital Rules to determine capital adequacy.

The Company’s principal source of funds for dividend payments to shareholders is dividends received from Merchants Bank and FMBI. Banking statutes and regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under Indiana law, Merchants Bank may not pay a dividend if such dividend would be greater than retained net income (as defined) for the current year plus those for the previous two years, subject to the capital requirements described above. Under Illinois law, FMBI may not pay dividends in an amount greater than its current net profits after deducting losses and bad debts out of undivided profits provided that its surplus equals or exceeds its capital. At December 31, 2021, the amount available, without prior regulatory approval, for dividends which could be paid by Merchants Bank and FMBI to the Company was $391.4 million.

Note 16: Earnings Per Share

Earnings per share were computed as follows for years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021			2020			2019
		Weighted-	Per		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)			(In thousands)
Net income	$227,104			$180,533			$77,329
Dividends on preferred stock	(20,873)			(14,473)			(9,216)
Net income allocated to common shareholders	$206,231			$166,060			$68,113
Basic earnings per share		43,172,078	$4.78		43,113,741	$3.85		43,057,688	$1.58
Effect of dilutive securities—restricted stock awards		153,225			53,372			60,873
Diluted earnings per share		43,325,303	$4.76		43,167,113	$3.85		43,118,561	$1.58

Note 17: Stock Splits

On November 17, 2021, the Company approved a 3-for-2 common stock split. Shareholders of record at the close of business on January 3, 2022 received one additional share of Merchants Bancorp common stock for every two shares owned. These additional shares were distributed on or around January 17, 2022. Cash was distributed in lieu of fractional shares based on the closing price of Merchants’ common stock on Nasdaq on January 3, 2022. The presentation of authorized common shares has been retrospectively adjusted to give effect to the increase, and all share and per share amounts have been retrospectively adjusted to give effect to the split.

Note 18: Common Stock

On November 9, 2020, the Company received cash and 15,000 shares of Merchants Bancorp common stock owned by a shareholder, in exchange for the Company’s interest in a minority owned investment. These shares were retired as a result of the transaction.

Note 19: Preferred Stock

Public Offerings of Preferred Stock

On March 28, 2019 the Company issued 2,000,000 shares of 7.00% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, without par value, and with a liquidation preference of $25.00 per share (the

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

On April 15, 2021, all 41,625 shares of the 8% Preferred Stock were redeemed for $41.6 million, plus unpaid dividends of $139,000, as noted above.

Note 20: Related Party Transactions

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

The Company held a 44.23% ownership in one of its key loan processing vendors in 2019. On November 9, 2020, Merchants Bancorp exchanged its 44.23% investment in this company for Merchants common shares currently held by the company, plus cash. The shares were then constructively retired by Merchants. This company had owned 15,000 shares of common stock (with no par value) that were issued with a basis of $10 per share, totaling $150,000. The investment was accounted for using the equity method of accounting. Fees paid to this company during the years ended December 31, 2020 and 2019 were $2.7 million and $3.1 million, respectively. At December 31, 2019, fees of $214,000 were accrued for services received.

The Company holds a 30% ownership in a limited liability company that provides capital to the senior housing and healthcare sectors. The investment is accounted for using the equity method of accounting. During the years ended December 31, 2021 and 2020, the Company received $17.8 million and $6.5 million, respectively, of origination fees paid by borrowers to the Company for loans referred by this company. The Company paid $14.5 million and $4.5 million of those fees to the company when the loans were closed during the years ended December 31, 2021 and 2020, respectively.

The Company retained a law firm of which a Board member of Merchants Bank is a partner. Services rendered are primarily related to documentation of current loan originations, and loan collections from Merchants Bank’s borrowers. Fees paid to the law firm totaled $6.6 million, $5.3 million, and $3.6 million for the years ended December 31, 2021, 2020 and 2019 respectively.

The Company purchased technology equipment and services for its new corporate headquarters building from a company previously owned until 2020 by a Board member of Merchants Bancorp. Fees paid directly and indirectly to this company totaled $13,000 and $641,000 for the years ended December 31, 2020 and 2019, respectively.

In 2020 the Company launched a low-income housing tax credit syndication business through one of its subsidiaries. This business is generally funded through capital investments from external investors and in some cases by the Bank, in the form of limited partnership interests and bridge loans. The Bank also serves as a warehouse to acquire certain low-income housing tax credit projects until they are sold into the syndicated funds. Due to the short time between purchase and sale, no gain or loss was recognized on the sales during 2021 or 2020. For the years ended December 31, 2021 and 2020, the Company received $6.4 million and $1.2 million in fees to syndicate these funds. At December 31, 2021 and 2020, the Company also had loans outstanding, net of participations sold, to the syndicated funds of $18.6 million and $4.7 million, respectively. The Company recorded $189,000 and $20,000 in interest income for loans to the syndicated funds for the years ended December 31, 2021 and 2020, respectively. In addition, the

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

Company received financing fees of $1.4 million and $65,000 during 2021 and 2020, respectively. These financing fees, net of costs to originate are deferred as recognized in income over the life of the loan.

The Company has invested in single-family and multi-family debt financing entities (debt funds) through one of its subsidiaries. This business is funded through capital investments from external investors and by the Company, in the form of limited partnership interests. During 2020, one of the debt funds was wholly owned by the Company. During 2021, this debt fund was deconsolidated (see Note 1). The Company also serves as a warehouse to acquire certain loans until they are sold into the debt funds. These loans were sold into the debt funds shortly after closing; therefore, the Company did not recognize any gain or loss on the sales. At December 31, 2021, the Company also had loans outstanding, net of participations sold, to the debt funds of $20.7 million. The Company recorded $456,000 in interest income for loans to the debt funds for the year ended December 31, 2021.

Note 21: Employee Benefits

The Company offers employees a 401(k) plan. Pursuant to the plan agreement, matching contributions equal to 100% of the employees’ elective deferrals which do not exceed 3% of the employees’ compensation will be made unless management elects to make either the alternative matching contribution or the non-elective contribution. Employer contributions to the plans were $1.4 million, $859,000, and $629,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

The Company established an employee stock ownership plan (“ESOP”) effective as of January 1, 2020 to provide certain benefits for all employees who meet certain requirements. Expense recognized for the contribution to the ESOP totaled $595,000 and $537,000 for the years ended December 31, 2021 and 2020, respectively. The Company contributed 29,149 shares to the ESOP in January 2021 and 20,709 in February of 2022.

Note 22: Share-Based Payment Plans

Equity-based incentive awards for Company officers are currently issued pursuant to the 2017 Equity Incentive Plan (the “2017 Incentive Plan”). During the years ended December 31, 2021 and 2020, the Company issued 23,435 and 78,773 shares, respectively, pursuant under these plans. Expense recognized for this plan totaled $1.2 million, $602,000, and $533,000 for the years ended December 31, 2021, 2020, and 2019, respectively. At December 31, 2021 and 2020, there were 374,598 and 265,569 unvested shares awarded, respectively. Unrecognized compensation cost totaled $4.7 million and $3.1 million at December 31, 2021 and 2020, respectively.

During 2018, the Compensation Committee of the Board of Directors approved a plan for non-executive directors to receive a portion of their annual retainer fees in the form of shares of common stock equal to $10,000, rounded up to the nearest whole share. In January 2021, the Board of Directors amended the plan for nonexecutive directors to receive a portion of their annual fees, issued quarterly, in the form of restricted common stock equal to $50,000 per member, rounded up to the nearest whole share, to be effective after the Company’s annual meeting of shareholders held in May 2021. Accordingly, there were 6,870 shares, 4,695 shares and 3,413 issued to non-executive directors during the years ended December 31, 2021, 2020 and 2019, respectively.

Note 23: Disclosures About Fair Value of Assets and Liabilities

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2021 and 2020:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2021
Mortgage loans in process of securitization	$569,239	$—	$569,239	$—
Available for sale securities:
Treasury notes	8,209	8,209	—	—
Federal agencies	263,295	—	263,295	—
Municipals	4,300	—	4,300	—
Mortgage-backed - Government-sponsored entity (GSE)	34,825	—	34,825	—
Loans held for sale	48,583	—	48,583	—
Servicing rights	110,348	—	—	110,348
Derivative assets - interest rate lock commitments	264	—	—	264
Derivative assets - forward contracts	86	—	86	—
Derivative asset - interest rate swap	1,131	—	1,131	—
Derivative liabilities - interest rate lock commitments	41	—	—	41
Derivative liabilities - forward contracts	118	—	118	—
Derivative liabilities - interest rate swap	1,131	—	1,131	—

December 31, 2020
Mortgage loans in process of securitization	$338,733	$—	$338,733	$—
Available for sale securities:
Treasury notes	6,559	6,559	—	—
Federal agencies	235,040	—	235,040	—
Municipals	6,025	—	6,025	—
Mortgage-backed - Government-sponsored entity (GSE)	22,178		22,178	—
Loans held for sale	40,044	—	40,044	—
Servicing rights	82,604	—	—	82,604
Derivative assets - interest rate lock commitments	6,131	—	—	6,131
Derivative assets - interest rate swap	3,170	—	3,170	—
Derivative liabilities - forward contracts	2,682	—	2,682	—
Derivative liabilities - interest rate swap	3,170	—	3,170	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the years ended December 31, 2021 and 2020. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Years Ended December 31, 2021 and 2020

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

Years Ended December 31, 2021 and 2020

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Servicing rights
Balance, beginning of period	$82,604	$74,387	$77,844
Additions
Purchased servicing	2,057	—	—
Originated servicing	30,421	21,889	7,332
Subtractions
Paydowns	(16,691)	(7,838)	(5,994)
Sales of servicing	(438)	—	—
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	12,395	(5,834)	(4,795)
Balance, end of period	$110,348	$82,604	$74,387

Derivative Assets - interest rate lock commitments
Balance, beginning of period	$6,131	$186	$70
Changes in fair value	(5,867)	5,945	116
Balance, end of period	$264	$6,131	$186

Derivative Liabilities - interest rate lock commitments
Balance, beginning of period	$—	$—	$—
Changes in fair value	41	—	—
Balance, end of period	$41	—	$—

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2021 and 2020:

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
December 31, 2021
Impaired loans (collateral-dependent)	$4,263	$—	$—	$4,263
December 31, 2020
Impaired loans (collateral-dependent)	$4,059	$—	$—	$4,059

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

Years Ended December 31, 2021 and 2020

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

		Valuation			Weighted
	Fair Value	Technique	Unobservable Inputs	Range	Average
	(In thousands)
At December 31, 2021:
Collateral-dependent impaired loans	$4,263	Market comparable properties	Marketability discount	44% - 76%	73%
Servicing rights - Multi-family	$84,567	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	0% - 50%	4%
Servicing rights - Single-family	$23,012	Discounted cash flow	Discount rate	9% - 10%	9%
			Constant prepayment rate	10% - 13%	11%
Servicing rights - SBA	$2,769	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	10% - 13%	12%
Derivative assets - interest rate lock commitments	$264	Discounted cash flow	Loan closing rates	63% - 99%	83%
Derivative liabilities - interest rate lock commitments	$41	Discounted cash flow	Loan closing rates	63% - 99%	83%

At December 31, 2020:
Collateral-dependent impaired loans	$4,059	Market comparable properties	Marketability discount	43%	43%
Servicing rights - Multi-family	$73,569	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	2% - 43%	4%
Servicing rights - Single-family	$9,035	Discounted cash flow	Discount rate	11%	11%
			Constant prepayment rate	8% - 35%	16%
Derivative assets - interest rate lock commitments	$6,131	Discounted cash flow	Loan closing rates	55% - 99%	75%

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

participant’s valuation of servicing rights. Significant increases (decreases) in the discount rate or assumed constant prepayment rates used to value servicing rights would decrease (increase) the value derived.

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2021 and 2020.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Assets	Value	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2021
Financial assets:
Cash and cash equivalents	$1,032,614	$1,032,614	$1,032,614	$—	$—
Securities purchased under agreements to resell	5,888	5,888	—	5,888	—
FHLB stock	29,588	29,588	—	29,588	—
Loans held for sale	3,254,616	3,254,616	—	3,254,616	—
Loans receivable, net	5,751,319	5,731,500	—	—	5,731,500
Interest receivable	24,103	24,103	—	24,103	—
Financial liabilities:
Deposits	8,982,613	8,982,680	7,783,553	1,199,127	—
Short-term subordinated debt	17,000	17,000	—	17,000	—
FHLB advances	556,954	556,925	—	556,925	—
Other borrowing	460,000	460,000	—	460,000	—
Interest payable	1,469	1,469	—	1,469	—

December 31, 2020
Financial assets:
Cash and cash equivalents	$179,728	$179,728	$179,728	$—	$—
Securities purchased under agreements to resell	6,580	6,580	—	6,580	—
FHLB stock	70,656	70,656	—	70,656	—
Loans held for sale	3,030,110	3,030,110	—	3,030,110	—
Loans receivable, net	5,507,926	5,484,824	—	—	5,484,824
Interest receivable	21,770	21,770	—	21,770	—
Financial liabilities:
Deposits	7,408,066	7,410,759	7,051,413	359,346	—
Short-term subordinated debt	14,960	14,960	—	14,960	—
FHLB advances	1,221,071	1,221,870	—	1,221,870	—
Federal Reserve discount window/PPPLF advances	112,225	112,225	—	112,225	—
Interest payable	1,476	1,476	—	1,476	—

Note 24: Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the provision and allowance for loan losses are reflected in the footnotes regarding loans and the allowance for loan losses (Notes 1 and 5). Estimates related to servicing rights are reflected in the notes on servicing rights and loan servicing (Notes 1 and 7).

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

Estimates related to fair values are reflected in the footnote regarding fair values (Note 23). Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments, credit risk, and contingencies (Note 25). Other significant estimates and concentrations not discussed in those footnotes include:

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

Major Customer

The Company had no major customers whose business represented more than 10% of revenues during the years ended December 31, 2021, 2020 or 2019.

Note 25: Commitments, Credit Risk, and Contingencies

Financial Instruments

Merchants offers certain financial instruments, including commitments with contracts that contain credit risk for the Company and others that are subject to certain performance criteria and cancellation by the Company. Such commitments were as follows at December 31, 2021 and 2020:

	December 31,
	2021	2020

	(In thousands)
Commitments subject to credit risk:
Commitments to extend credit	$2,194,144	$1,395,678
Standby letters of credit	105,894	50,951
Warehouse unfunded lines of warehouse credit	98,234	26,719
Total commitments subject to credit risk	$2,398,272	$1,473,348

Commitments subject to certain performance criteria and cancellation:
Outstanding commitments to originate loans	$1,595,265	$1,827,215
Unfunded construction draws	274,269	271,746
Unfunded warehouse and other lines of credit	2,323,686	970,891
Total commitments subject to certain performance criteria and cancellation	$4,193,220	$3,069,852

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

Standby letters of credit. These instruments are irrevocable, conditional commitments issued by the Company or by another party on behalf of the Company, for a fee, to guarantee the performance of a customer to a third party and they generally have fixed expiration dates or other termination clauses. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers. The Company’s policy for obtaining collateral and/or guarantees and the nature thereof is generally the same as that involved extending commitments to its customers. The Company has not been required to fund nor has it incurred any losses on any standby letter of credit commitment during the years ended December 31, 2021, 2020 or 2019.

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

Unfunded warehouse and other lines of credit. Through the Mortgage Warehousing segment, the Company has line of credit agreements with its non-depository financial institution customers engaged in mortgage lending. Funds drawn on the lines of credit are used by the borrowers to fund the loans they originate. The customers’ loans must meet certain credit and underwriting criteria before the Company will fund the draw requests on the lines of credit, and the draw requests can be denied by the Company.

Risk-Sharing Arrangements

As a Fannie Mae multifamily lender, Merchants assumes a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that is sold to Fannie Mae. Under this loss sharing agreement, Merchants bears a risk of up to one-third of incurred losses resulting from borrower defaults. Accordingly, Merchants maintained a reserve liability for this risk-sharing obligation of $1.4 million at December 31, 2021 and $448,000 at December 31, 2020. There have been no loans in default during the years ended December 31, 2021, 2020 or 2019.

Leases

The Company has several non-cancellable operating leases, primarily for office space, that expire over the next 1-8 years. Rental expense for these leases was $1.5 million, $1.2 million, and $1.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

Future minimum lease payments under operating leases as of December 31, 2021 are as follows:

December 31,
2021
(In thousands)
Due within one year	$1,570
Due in one year to two years	1,776
Due in two years to three years	1,568
Due in three years to four years	947
Due in four years to five years	964
Thereafter	2,154
Total minimum lease payments	$8,979

Other

The Company and its subsidiaries can be parties to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the Company’s consolidated financial position or results of operations.

Note 26: Segment Information

The Company’s business segments are defined as Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. The reportable business segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company. The Multi-family Mortgage Banking segment originates and services government sponsored mortgages for multi-family and healthcare facilities. It is also a syndicator of low-income housing tax credit and debt funds. The Mortgage Warehousing segment funds agency eligible residential loans from the date of origination or purchase, until the date of sale in the secondary market, as well as commercial loans to non-depository financial institutions. The Banking segment provides a wide range of financial products and services to consumers and businesses, including retail banking, commercial lending, agricultural lending, retail and correspondent residential mortgage banking, and Small Business Administration (“SBA”) lending. Other includes general and administrative expenses that provide services to all segments; internal funds transfer pricing offsets resulting from allocations to/from the other segments; certain elimination entries and investments in low-income housing tax credit limited partnerships. All operations are domestic.

The tables below present selected business segment financial information for the years ended December 31, 2021, 2020 and 2019.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Year Ended December 31, 2021
Interest income	$957	$134,120	$171,465	$5,344	$311,886
Interest expense	—	8,930	28,076	(3,114)	33,892
Net interest income	957	125,190	143,389	8,458	277,994
Provision for loan losses	—	(1,022)	6,034	—	5,012
Net interest income after provision for loan losses	957	126,212	137,355	8,458	272,982
Noninterest income	141,605	12,399	7,755	(4,426)	157,333
Noninterest expense	71,486	11,949	24,137	17,813	125,385
Income before income taxes	71,076	126,662	120,973	(13,781)	304,930
Income taxes	19,572	31,503	30,115	(3,364)	77,826
Net income	$51,504	$95,159	$90,858	$(10,417)	$227,104
Total assets	$296,129	$3,977,537	$6,929,565	$75,407	$11,278,638

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

Note 27: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information of the Company as to financial position as of December 31, 2021 and 2020, and results of operations and cash flows for the years ended December 31, 2021, 2020 and 2019:

Condensed Balance Sheets

	December 31,
	2021	2020

	(In thousands)
Assets
Cash and cash equivalents	$22,556	$2,117
Investment in joint ventures	25,573	—
Investment in subsidiaries	1,134,898	823,842
Other assets	101	190
Total assets	$1,183,128	$826,149
Liabilities
Short-term subordinated debt	$17,000	14,960
Unfunded commitments to joint ventures	10,350	—
Other liabilities	369	568
Total liabilities	27,719	15,528
Shareholders’ Equity	1,155,409	810,621
Total liabilities and shareholders’ equity	$1,183,128	$826,149

Condensed Statements of Income and Comprehensive Income

	Year Ended
	December 31,
	2021	2020	2019

	(In thousands)
Income
Dividends and return of capital from subsidiaries	33,447	29,773	43,903
Other Income	509	27	—
Total income	33,956	29,800	43,903
Expenses
Interest expense	3,797	3,972	3,641
Salaries and employee benefits	493	2,726	1,611
Professional fees	236	386	335
Other	627	383	423
Total expense	5,153	7,467	6,010
Income Before Income Tax and Equity in Undistributed Income of Subsidiaries	28,803	22,333	37,893
Income Tax Benefit	(1,174)	(1,911)	(1,433)
Income Before Equity in Undistributed Income of Subsidiaries	29,977	24,244	39,326
Equity in Undistributed Income of Subsidiaries	197,127	156,289	38,003
Net Income	$227,104	$180,533	$77,329
Comprehensive Income	$225,276	$180,449	$78,097

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

Condensed Statements of Cash Flows

	Year Ended
	December 31,
	2021	2020	2019

	(In thousands)
Operating Activities
Net income	$227,104	$180,533	$77,329
Adjustments to reconcile net income to net cash used in operating activities	(195,530)	(155,442)	(36,567)
Net cash provided by operating activities	31,574	25,091	40,762
Investing Activities
Contributed capital to subsidiaries	(116,176)	(2,760)	(173,078)
Purchase of limited partnership interests	(15,223)	—	—
Proceeds from sale of limited partnership interests	—	266
Other investing activity	—	(32)	126
Net cash used in investing activities	(131,399)	(2,526)	(172,952)
Financing Activities
Net change in lines of credit and subordinated debt	2,040	2,760	(23,382)
Dividends paid	(31,235)	(23,671)	(17,254)
Proceeds from issuance of preferred stock	191,084	—	192,915
Redemption of preferred stock	(41,625)	—	—
Repurchase of preferred stock	—	—	(21,850)
Net cash provided by (used in) financing activities	120,264	(20,911)	130,429
Net Change in Cash and Due From Banks	20,439	1,654	(1,761)
Cash and Due From Banks at Beginning of Year	2,117	463	2,224
Cash and Due From Banks at End of Year	$22,556	$2,117	$463
Additional Cash Flows Information:
Payable for limited partnership interest	$10,350	$—	$—
Redemption of common shares related to sale of limited partnership interests	$—	$(150)	$—

Note 28: Recent Accounting Pronouncements

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

The Company will adopt this new guidance on January 1, 2022 and has elected the alternative transition method whereby comparative periods will not be restated. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard. At the adoption date, the Company reported increased assets and liabilities of approximately $7.2 million on its consolidated balance sheets as a result of recognizing right-of-use assets and lease liabilities related to non-cancelable operating lease agreements, which currently are not recorded on its consolidated balance sheets. The Company does not expect the adoption of this guidance will be material to its Consolidated Statement of Income.

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

As an emerging growth company, the amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Because the Company’s status as an emerging growth company will expire as of December 31, 2022, this standard will be implemented on January 1, 2022. The Company established a cross-functional committee that developed a project plan to review modeling data currently available and technology needed to ensure compliance with this standard. The committee contracted with a vendor to assist in generating specific loan level details within our core systems, as well as compiling peer and industry data used in the modeling. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for credit losses between $4.0 million and $6.0 million upon adoption as of January 1, 2022. Much of the increase is related to the reserve on unfunded commitments as required by ASU 2016-13. The Company will continue to evaluate and refine the CECL model during the first quarter of 2022, the estimated range of impact to the allowance for loan losses as of January 1, 2022 could change.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

Entities may apply this ASU as of the beginning of an interim period that includes the March 12, 2020 issuance date of the ASU, through December 31, 2022.  The Company has organized a committee and implemented a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. All new contracts have incorporated language to address any required transition from LIBOR. The Company will continue to monitor and evaluate existing contracts throughout 2022. The Company believes the adoption of this guidance will not have a material impact on the consolidated financial statements.

Note 29: Quarterly Condensed Financial Information (Unaudited)

The following tables present the unaudited quarterly condensed financial information for the years ended December 31, 2021 and 2020:

	2021 Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31

Interest income	$79,549	$72,438	$77,314	$82,585
Interest expense	7,586	8,031	8,433	9,842
Net interest income	71,963	64,407	68,881	72,743
Provision for loan losses	1,663	(315)	1,079	2,585
Net interest income after provision for loan losses	70,300	64,722	67,802	70,158
Noninterest income	43,936	32,855	40,271	40,271
Noninterest expense	30,084	28,183	29,472	37,646
Income before income taxes	84,152	69,394	78,601	72,783
Income taxes	22,169	17,977	20,098	17,582
Net income	61,983	51,417	58,503	55,201
Less: preferred stock dividends	3,757	5,659	5,729	5,728
Net income allocated to common shareholders	$58,226	$45,758	$52,774	$49,473
Per common share data:
Basic earnings per common share	$1.35	$1.06	$1.22	$1.15
Diluted earnings per common share	$1.35	$1.06	$1.22	$1.14

Merchants Bancorp

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

	2020 Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31

Interest income	$60,417	$68,204	$76,258	$77,911
Interest expense	22,064	16,970	10,936	8,674
Net interest income	38,353	51,234	65,322	69,237
Provision for loan losses	2,998	1,745	2,981	4,114
Net interest income after provision for loan losses	35,355	49,489	62,341	65,123
Noninterest income	19,902	26,188	38,657	42,726
Noninterest expense	22,293	20,282	26,384	27,465
Income before income taxes	32,964	55,395	74,614	80,384
Income taxes	8,381	14,233	19,612	20,598
Net income	24,583	41,162	55,002	59,786
Less: preferred stock dividends	3,618	3,619	3,618	3,618
Net income allocated to common shareholders	$20,965	$37,543	$51,384	$56,168
Per common share data:
Basic earnings per common share	$0.49	$0.87	$1.19	$1.30
Diluted earnings per common share	$0.49	$0.87	$1.19	$1.30

Note 30: Subsequent Events

No material events were noted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

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

Our management assessed our internal control over financial reporting as of December 31, 2021, based in part upon certain assumptions about the likelihood of future events. Based on this assessment, management asserts that we maintained effective internal control over financial reporting as of December 31, 2021 based on the specified criteria.

Changes in Internal Control

There have been no changes made in our internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be in the proxy statement for the 2022 annual meeting of shareholders (the “2022 Proxy Statement”) that will be filed within 120 days after December 31, 2021, which is incorporated by reference.

We have adopted a Code of Conduct that applies to directors, officers, and all other employees including our principal executive officer, principal financial officer and principal accounting officer. The text of the Code of Conduct is available on our website at www.merchantsbancorp.com, under the “Corporate Profile” section, or in print to any shareholder who requests it. We intend to post information regarding any amendments to, or waivers from, our Code of Conduct on our website.

Item 11. Executive Compensation.

The information required by Item 11 will be in the 2022 Proxy Statement, which is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 will be in the 2022 Proxy Statement, which is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be in the 2022 Proxy Statement, which is incorporated by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 will be in the 2022 Proxy Statement, which is incorporated by reference.

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

3.4

Articles of Amendment to the Frist Amended and Restated Articles of Incorporation dated March 23, 2021 designating the 6.00% Fixed Rate Series C Non-Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.4 of the registration statement on Form 8-A filed on March 23, 2021).

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

10.4*	Merchants Bancorp 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 of the registration statement on Form S-1, filed on September 25, 2017).

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

10.5*

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

Date: March 4, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael F. Petrie
Michael F. Petrie	Director (Chairman); Chief Executive Officer (Principal Executive Officer)	March 4, 2022
/s/ John F. Macke
John F. Macke	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2022
/s/ Randall D. Rogers
Randall D. Rogers	Director	March 4, 2022
/s/ Michael J. Dunlap
Michael J. Dunlap	Director	March 4, 2022
/s/ Scott A. Evans
Scott A. Evans	Director	March 4, 2022
/s/ Sue Ann Gilroy
Sue Ann Gilroy	Director	March 4, 2022
/s/ Andrew A. Juster
Andrew A. Juster	Director	March 4, 2022

/s/ Patrick D. O’Brien
Patrick D. O’Brien	Director	March 4, 2022
/s/ Anne E. Sellers
Anne E. Sellers	Director	March 4, 2022
/s/ David N. Shane
David N. Shane	Director	March 4, 2022