Form 10-Q
period 2022-03-31
Merchants Bancorp
filed 2022-05-09
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 2, 2022, the latest practicable date, 43,267,776 shares of the registrant’s common stock, without par value, were issued and outstanding.

Merchants Bancorp

Part I – Financial Information

Item 1. Financial Statements

Merchants Bancorp

Condensed Consolidated Balance Sheets

March 31, 2022 (Unaudited) and December 31, 2021

(In thousands, except share data)

	March 31,	December 31,
	2022	2021
Assets
Cash and due from banks	$9,853	$14,030
Interest-earning demand accounts	401,668	1,018,584
Cash and cash equivalents	411,521	1,032,614
Securities purchased under agreements to resell	4,798	5,888
Mortgage loans in process of securitization	324,280	569,239
Available for sale securities	314,266	310,629
Federal Home Loan Bank (FHLB) stock	28,804	29,588
Loans held for sale (includes $14,567 and $48,583, respectively at fair value)	2,289,094	3,303,199
Loans receivable, net of allowance for credit losses on loans of $32,102 and $31,344, respectively	5,976,960	5,751,319
Premises and equipment, net	34,559	31,212
Servicing rights	121,036	110,348
Interest receivable	23,499	24,103
Goodwill	15,845	15,845
Intangible assets, net	1,574	1,707
Other assets and receivables	104,356	92,947
Total assets	$9,650,592	$11,278,638
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$461,193	$641,442
Interest-bearing	7,014,628	8,341,171
Total deposits	7,475,821	8,982,613
Borrowings	879,929	1,033,954
Deferred and current tax liabilities, net	30,695	19,170
Other liabilities	75,644	87,492
Total liabilities	8,462,089	10,123,229
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value(1)
Authorized - 50,000,000 shares
Issued and outstanding - 43,267,776 shares at March 31, 2022 and 43,180,079 shares at December 31, 2021	137,882	137,565
Preferred stock, without par value - 5,000,000 total shares authorized
7% Series A Preferred stock - $25 per share liquidation preference
Authorized - 3,500,000 shares
Issued and outstanding - 2,081,800 shares	50,221	50,221
6% Series B Preferred stock - $1,000 per share liquidation preference
Authorized - 125,000 shares
Issued and outstanding - 125,000 shares (equivalent to 5,000,000 depositary shares)	120,844	120,844
6% Series C Preferred stock - $1,000 per share liquidation preference
Authorized - 250,000 shares
Issued and outstanding - 196,181 shares (equivalent to 7,847,233 depositary shares)	191,084	191,084
Retained earnings	694,776	657,149
Accumulated other comprehensive loss	(6,304)	(1,454)
Total shareholders' equity	1,188,503	1,155,409
Total liabilities and shareholders' equity	$9,650,592	$11,278,638

(1)	The number of shares have been restated to reflect the 3-for-2 common stock split, effective on January 17, 2022.

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Income (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

(In thousands, except share data)

	Three Months Ended
	March 31,
	2022	2021
Interest Income
Loans	$72,196	$75,517
Mortgage loans in process of securitization	2,245	3,136
Investment securities:
Available for sale - taxable	701	354
Available for sale - tax exempt	—	11
Federal Home Loan Bank stock	269	384
Other	601	147
Total interest income	76,012	79,549
Interest Expense
Deposits	8,813	6,100
Borrowed funds	1,474	1,486
Total interest expense	10,287	7,586
Net Interest Income	65,725	71,963
Provision for credit losses	2,451	1,663
Net Interest Income After Provision for Credit Losses	63,274	70,300
Noninterest Income
Gain on sale of loans	17,965	28,620
Loan servicing fees, net	9,731	7,951
Mortgage warehouse fees	1,858	4,116
Low-income housing tax credit syndication fees	519	55
Other income	4,524	3,194
Total noninterest income	34,597	43,936
Noninterest Expense
Salaries and employee benefits	21,293	21,274
Loan expenses	1,211	2,523
Occupancy and equipment	1,814	1,627
Professional fees	1,303	422
Deposit insurance expense	759	671
Technology expense	1,236	937
Other expense	3,417	2,630
Total noninterest expense	31,033	30,084
Income Before Income Taxes	66,838	84,152
Provision for income taxes	16,696	22,169
Net Income	$50,142	$61,983
Dividends on preferred stock	(5,728)	(3,757)
Net Income Allocated to Common Shareholders	44,414	58,226
Basic Earnings Per Share(1)	$1.03	$1.35
Diluted Earnings Per Share(1)	$1.02	$1.35
Weighted-Average Shares Outstanding(1)
Basic	43,190,066	43,158,138
Diluted	43,360,034	43,275,621

(1)	The number of shares and per share amounts have been restated to reflect the 3-for-2 common stock split, effective on January 17, 2022.

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Net Income	$50,142	$61,983
Other Comprehensive Loss:
Net change in unrealized losses on investment securities available for sale, net of tax benefits of $1,650 and $43, respectively	(4,850)	(125)
Other comprehensive loss for the period	(4,850)	(125)
Comprehensive Income	$45,292	$61,858

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

(In thousands, except share data)

	Three Months Ended
	March 31,
	2022		2021
	Shares	Amount	Shares	Amount
Common Stock
Balance beginning of period(1)	43,180,079	$137,565	43,120,625	$135,857
Cash paid in lieu of fractional shares for stock split	(29)	(1)
Distribution to employee stock ownership plan	20,709	653	29,150	537
Shares issued for stock compensation plans, net of taxes withheld to satisfy employee tax obligations	67,017	(335)	23,434	80
Balance end of period	43,267,776	137,882	43,173,209	136,474

8% Preferred Stock
Balance beginning of period	-	-	41,625	41,581
Redemption of 8% preferred stock	-	-	-	-
Balance end of period	-	-	41,625	41,581

7% Series A Preferred Stock
Balance at beginning and end of period	2,081,800	50,221	2,081,800	50,221

6% Series B Preferred Stock
Balance at beginning and end of period	125,000	120,844	125,000	120,844

6% Series C Preferred Stock
Balance beginning of period	196,181	191,084	-	-
Issuance of 6% Series C preferred stock, net of $5.1 million in offering expenses	-	-	150,000	144,925
Private issuance of 6% Series C preferred stock, net of $23 in offering expenses	-	-	-	-
Balance end of period	196,181	191,084	150,000	144,925

Retained Earnings
Balance beginning of period		657,149		461,744
Net income		50,142		61,983
Impact from adoption of ASU 2016-13 (Credit Losses)		(3,648)		-
Impact from adoption of ASU 2016-02 (Leases)		(110)		-
Dividends on 8% preferred stock, $80.00 per share, annually		-		(833)
Final dividend for redemption of 8% preferred stock, $3.33 per share		-		(139)
Dividends on 7% Series A preferred stock, $1.75 per share, annually		(910)		(910)
Dividends on 6% Series B preferred stock, $60.00 per share, annually		(1,875)		(1,875)
Dividends on 6% Series C preferred stock, $60.00 per share, annually		(2,943)		-
Dividends on common stock, $0.28 per share, annually in 2022 and $0.24 per share, annually in 2021		(3,029)		(2,590)
Deconsolidation of entities		-		(419)
Balance end of period		694,776		516,961

Accumulated Other Comprehensive Income (Loss)
Balance beginning of period		(1,454)		374
Other comprehensive loss		(4,850)		(125)
Balance end of period		(6,304)		249

Total shareholders' equity		$1,188,503		$1,011,255

(1)	The number of shares have been restated to reflect the 3-for-2 common stock split, effective on January 17, 2022.

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2022 and 2021

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Operating activities:
Net income	$50,142	$61,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	591	504
Provision for credit losses	2,451	1,663
Gain on sale of loans	(17,965)	(28,620)
Proceeds from sales of loans	8,214,273	16,974,055
Loans and participations originated and purchased for sale	(7,178,991)	(16,636,332)
Purchases of low-income housing tax credits for sale	(6,651)	—
Change in servicing rights for paydowns and fair value adjustments	(4,896)	(3,430)
Net change in:
Mortgage loans in process of securitization	244,959	(93,330)
Other assets and receivables	(15,325)	4,065
Other liabilities	8,030	15,644
Other	(988)	(409)
Net cash provided by operating activities	1,295,630	295,793
Investing activities:
Net change in securities purchased under agreements to resell	1,090	36
Purchases of available for sale securities	(20,002)	(3)
Proceeds from calls, maturities and paydowns of available for sale securities	9,302	27,917
Purchases of loans	(40,672)	(137,548)
Net change in loans receivable	(187,323)	(79,162)
Proceeds from sale of FHLB stock	784	—
Purchases of premises and equipment	(3,939)	(2,004)
Purchase of servicing rights	(2,057)	—
Purchase of limited partnership interests	(6,577)	(3,486)
Other investing activities	2,245	(464)
Net cash (used in) investing activities	(247,149)	(194,714)
Financing activities:
Net change in deposits	(1,506,792)	653,011
Proceeds from borrowings	626,000	17,754,346
Repayment of borrowings	(780,025)	(18,557,442)
Proceeds from issuance of preferred stock	—	144,925
Dividends	(8,757)	(6,208)
Net cash (used in) financing activities	(1,669,574)	(11,368)
Net Change in Cash and Cash Equivalents	(621,093)	89,711
Cash and Cash Equivalents, Beginning of Period	1,032,614	179,728
Cash and Cash Equivalents, End of Period	$411,521	$269,439
Supplemental Cash Flows Information:
Interest paid	$10,228	$6,972
Income taxes paid, net of refunds	(497)	563
Dividends payable	—	139
Deconsolidation of debt fund entities	—	See Note 1
Cash paid for operating lease liabilities	283	—

See notes to condensed consolidated financial statements.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Merchants Bancorp, a registered bank holding company (the “Company”) and its wholly owned subsidiaries, Merchants Bank of Indiana (“Merchants Bank”), Farmers-Merchants Bank of Illinois (“FMBI”) and Merchants Asset Management, LLC (“MAM”). Merchants Bank’s primary operating subsidiaries include Merchants Capital Corp. (“MCC”), Merchants Capital Servicing, LLC (“MCS”) and Merchants Capital Investments, LLC (“MCI”). All direct and indirectly owned subsidiaries owned by Merchants Bancorp are collectively referred to as the “Company”.

The accompanying unaudited condensed consolidated balance sheet of the Company as of December 31, 2021, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of March 31, 2022 and for the three months ended March 31, 2022 and 2021, were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2021 in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of March 31, 2022 and the results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. All interim amounts have not been audited and the results of operations for the three months ended March 31, 2022, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of and for the period ended March 31, 2022 and 2021 include results from the Company, and its wholly owned subsidiaries, Merchants Bank, FMBI and MAM. Also included are Merchants Bank’s primary operating subsidiaries, MCC, MCS and MCI, as well as all direct and indirectly owned subsidiaries owned by Merchants Bancorp.

In addition, when the Company makes an equity investment in an entity for which it holds a variable interest, it is evaluated for consolidation requirements under Accounting Standards Update of Topic 810. Accordingly, the entity is assessed for potential consolidation under the variable interest entity (“VIE”) model and would only consolidate those entities for which it is a primary beneficiary. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the entity, and an interest that could be significant to the entity. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size and form of our involvement with the entity are evaluated. Alternatively, under the voting interest model, it would only consolidate those entities for which it has a controlling interest. Because the variable interest investments held by the Company as of March 31, 2022 are not deemed to be primary beneficiaries or controlling interests, the entities are not consolidated and the equity method or proportional method of accounting has been applied. The Company will analyze whether its entities are the primary beneficiary on an ongoing basis. Changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment. See Note 5: Variable Interest Entities (VIEs) for additional information about VIEs.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on loans, servicing rights and fair values of financial instruments.

Significant Accounting Policies

The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. However, on January 1, 2022, the Company adopted FASB Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL"). The Company revised certain accounting policies and implemented certain accounting policy elections, related to the adoption of CECL, which are described below. All adjustments, which are of a normal recurring nature and are, in the opinion of management, necessary for a fair statement of the results for the periods reported, have been included in the accompanying Condensed Consolidated Financial Statements.

CECL replaces the previous "allowance for loan and lease losses" model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio, with an "expected loss" model for measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the included assets. The new CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures (“OBCEs”) based on historical experiences, current conditions, and reasonable and supportable forecasts. CECL also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as credit quality and underwriting standards of an organization's portfolio. In addition, CECL includes certain changes to the accounting for investment securities available

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

for sale depending on whether management intends to sell the securities or believes that it is more likely than not they will be required to sell.

As of the adoption date on January 1, 2022, the Company recorded a $3.6 million decrease, net of taxes, to retained earnings for the cumulative effect of adopting CECL. The transition adjustment included a $0.3 million increase to retained earnings related to allowance for credit losses on loans (“ACL-Loans”) and a $5.2 million decrease to retained earnings related to allowance for OBCEs (“ACL-OBCEs”). The following table summarizes the impact of the adoption of CECL on the Company’s balance sheet as of January 1, 2022.

		Impact of	January 1, 2022
		CECL	Post-CECL
	December 31, 2021	Adoption	Adoption

Assets:	(In thousands)
MTG WHLOC	$1,955	$41	$1,996
RES RE	4,170	275	4,445
MF FIN	14,084	520	14,604
HC FIN	4,461	139	4,600
CML & CRE	5,879	(1,277)	4,602
AG & AGRE	657	(18)	639
CON & MAR	138	21	159
ACL - Loans	$31,344	$(299)	$31,045

Liabilities:
ACL - OBCEs (in Other Liabilities)	$—	$5,176	$5,176

Stockholder's Equity:
Retained earnings, net of tax	$657,149	$(3,648)	$653,501

ACL-Loans - the ACL-Loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on loans over the contractual term. Loans are charged off against the allowance when the uncollectibility of the loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. Adjustments to the ACL-Loans are reported in the income statement as a provision for credit loss. Further information regarding the policies and methodology used to estimate the ACL-Loans is detailed in Note 4: Loans and Allowance for credit losses on loans of these Notes to Consolidated Condensed Financial Statements.

ACL-OBCEs – the ACL–OBCEs is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. OBCEs primarily consist of amounts available under outstanding lines of credit. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management’s best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. The ACL–OBCEs is adjusted through the income statement as a component of provision for credit loss.

The Company adopted CECL using the modified retrospective method for loans and OBCEs. Therefore, results for reporting periods beginning after January 1, 2022 are presented in accordance with CECL, while prior period amounts continue to be reported in accordance with previously applicable Generally Accepted Accounting Principles (“GAAP”).

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Reclassifications

Certain reclassifications may have been made to the 2021 financial statements to conform to the financial statement presentation as of and for the three months ended March 31, 2022. These reclassifications had no effect on net income.

Note 2:   Securities Available For Sale

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities were as follows:

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Available for sale securities:
Treasury notes	$8,235	$2	$161	$8,076
Federal agencies	284,974	—	8,111	276,863
Mortgage-backed - Government-sponsored entity (GSE)	16,040	14	4	16,050
Mortgage-backed - Non-GSE multi-family	13,478	4	205	13,277
Total available for sale securities	$322,727	$20	$8,481	$314,266

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Available for sale securities:
Treasury notes	$8,232	$4	$27	$8,209
Federal agencies	264,970	—	1,675	263,295
Municipals	4,300	—	—	4,300
Mortgage-backed - Government-sponsored entity (GSE)	18,664	32	336	18,360
Mortgage-backed - Non-GSE multi-family	16,424	41	—	16,465
Total available for sale securities	$312,590	$77	$2,038	$310,629

At March 31, 2022 and December 31, 2021, GSE mortgage-backed securities included in the tables above are primarily backed by multi-family loans. The tables above for March 31, 2022 and December 31, 2021 also include securities purchased from Freddie Mac following the loan sale and securitization arrangement with Freddie Mac described in Note 4: Loans and Allowance for Credit Losses on Loans. These securities were valued at $13.3 million and $17.2 million as of March 31, 2022 and December 31, 2021, respectively, of which, $13.0 million and $16.4 million at March 31, 2022 and December 31, 2021, respectively, are not guaranteed by Freddie Mac.

Accrued interest on available for sale securities totaled $0.3 million at March 31, 2022 and $0.4 million at December 31, 2021, respectively, and is excluded from the estimate of credit losses.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The amortized cost and fair value of available for sale securities at March 31, 2022 and December 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Contractual Maturity	(In thousands)
Within one year	$2,249	$2,244	$6,548	$6,551
After one through five years	290,960	282,695	270,954	269,253
After five through ten years	—	—	—	—
After ten years	—	—	—	—
	293,209	284,939	277,502	275,804
Mortgage-backed - Government-sponsored entity (GSE)	16,040	16,050	18,664	18,360
Mortgage-backed - Non-GSE multi-family	13,478	13,277	16,424	16,465
	$322,727	$314,266	$312,590	$310,629

During the three months ended March 31, 2022 and 2021, no securities available for sale were sold.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021:

	March 31, 2022
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Available for sale securities:
Treasury notes	$7,825	$161	$—	$—	$7,825	$161
Federal agencies	252,615	7,377	24,248	734	276,863	8,111
Mortgage-backed - Government-sponsored entity (GSE)	371	4	—	—	371	4
Mortgage-backed - Non-GSE multi-family	294	205	—	—	294	205
	$261,105	$7,747	$24,248	$734	$285,353	$8,481

	December 31, 2021
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Available for sale securities:
Treasury notes	$7,957	$27	$—	$—	$7,957	$27
Federal agencies	238,489	1,503	24,806	172	263,295	1,675
Mortgage-backed - Government-sponsored entity (GSE)	719	336	—	—	719	336
	$247,165	$1,866	$24,806	$172	$271,971	$2,038

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

      For available for sale securities with an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit-related is recognized in AOCI, net of tax. Credit-related impairment is recognized as an ACL for available for sale securities on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Accrued interest receivable is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company expects, or is required, to sell an impaired available for sale security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation.

In evaluating available for sale securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized losses on the Company’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. There were no credit related factors underlying unrealized losses on available for sale debt securities at March 31, 2022 and December 31, 2021.

Note 3:   Mortgage Loans in Process of Securitization

Mortgage loans in process of securitization are recorded at fair value with changes in fair value recorded in earnings. These include multi-family rental real estate loan originations to be sold as Government National Mortgage Association (“Ginnie Mae”) mortgage backed securities and Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) participation certificates, all of which are pending settlements with firm investor commitments to purchase the securities, typically occurring within 30 days. The fair value increases recorded in earnings for mortgage loans in process of securitization totaled $2.8 million and $1.0 million at March 31, 2022 and 2021, respectively.

Note 4:   Loans and Allowance for Credit Losses on Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the ACL-Loans, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

For loans at amortized cost, interest income is accrued based on the unpaid principal balance.

The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest separately from the related loan balance in the consolidated balance sheets. Accrued interest on loans totaled $15.8 million and $15.4 million at March 31, 2022 and December 31, 2021, respectively.

The Company also elected not to measure an allowance for credit losses for accrued interest receivables. The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past-due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

When cash payments for accrued interest are received on nonaccrual loans in each loan class, the Company records a reduction in principle on the balance of the loan. Troubled debt restructured loans recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms.

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

Loan Portfolio Summary

Loans receivable at March 31, 2022 and December 31, 2021 include:

	March 31,	December 31,
	2022	2021

	(In thousands)

Mortgage warehouse lines of credit	$752,447	$781,437
Residential real estate	858,325	843,101
Multi-family financing(1)	2,876,005	2,702,042
Healthcare financing(1)	850,751	826,157
Commercial and commercial real estate	567,971	520,199
Agricultural production and real estate	90,688	97,060
Consumer and margin loans	12,875	12,667
	6,009,062	5,782,663
Less:
ACL-Loans	32,102	31,344

Loans Receivable	$5,976,960	$5,751,319
(1)	As of March 31, 2022, the Company started presenting these two loan types on separate lines for reporting purposes.

In response to the COVID-19 global pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) established the Paycheck Protection Program (“PPP”) to provide loans for eligible business/not-for-profits. These loans qualify for forgiveness when used for qualifying expenses during the appropriate period. Loans funded through the PPP are fully guaranteed by the U.S. government. Commercial and commercial real estate loans at March 31, 2022 and December 31, 2021 include PPP loans with principal balances of $1.2 million and $7.0 million, respectively, that had not yet been forgiven.

Risk characteristics applicable to each segment of the loan portfolio are described as follows.

Mortgage Warehouse Lines of Credit (MTG WHLOC): Under its warehouse program, the Company provides warehouse financing arrangements to approved mortgage companies for the origination and sale of residential mortgage

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

loans and to a lesser extent multi-family loans. Agency eligible, governmental and jumbo residential mortgage loans that are secured by mortgages placed on existing one-to-four family dwellings may be originated or purchased and placed on each mortgage warehouse line.

As a secured repurchase agreement, collateral pledged to the Company secures each individual mortgage until the lender sells the loan in the secondary market. A traditional secured warehouse line of credit typically carries a base interest rate of 30-day London Interbank Offered Rate (“LIBOR”) or the Federal Reserve’s Secured Overnight Financing Rate (“SOFR”), or mortgage note rate plus a margin.

Risk is evident if there is a change in the fair value of mortgage loans originated by mortgage bankers in warehouse, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit.

Residential Real Estate Loans (RES RE): Real estate loans are secured by owner-occupied 1-4 family residences. Repayment of residential real estate loans is primarily dependent on the personal income and credit rating of the borrowers. First-lien HELOC mortgages included in this segment typically carry a base rate of 30-day LIBOR or the One-Year Constant Maturity Treasury (“CMT”), plus a margin.

Multi-Family Financing (MF FIN): The Company engages in multi-family financing, including construction loans, specializing in originating and servicing loans for multi-family rental properties. In addition, the Company originates loans secured by an assignment of federal income tax credits by partnerships invested in multi-family real estate projects. Construction and land loans are generally based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment of these loans are dependent on the cash flow of the property, and may include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent agency-eligible financing is obtained. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economy in the Company’s market area. Repayment of these loans depends on the successful operation of a business or property and the borrower’s cash flows.

Healthcare Financing (HC FIN): The healthcare financing portfolio includes customized loan products for independent living, assisted living, memory care and skilled nursing projects. A variety of loan products are available to accommodate rehabilitation, acquisition, and refinancing of healthcare properties. Credit risk in these loans are primarily driven by local demographics and the expertise of the operators of the facilities. Repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent agency-eligible financing is obtained, as well as successful operation of a business or property and the borrower’s cash flows.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

ACL-Loans

The Company adopted CECL on January 1, 2022. CECL replaces the previous “Allowance for Loan and Lease Losses” standard for measuring credit losses. Upon adoption of CECL, the difference in the two measurements was recorded in the ACL-Loans and retained earnings.

The ACL-Loans is the Company’s estimate of expected credit losses. Loans receivable is presented net of the allowance to reflect the principal balance expected to be collected over the contractual term of the loans. This life of loan allowance is established through a provision for credit losses charged to net interest income as loans are recorded in the financial statements. The provision for a reporting period also reflects increases or decreases in the allowance related to changes in credit loss expectations. Actual credit losses are charged against the allowance when management believes the uncollectibility of a loan balance, or a portion thereof, is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The ACL-Loans is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans considering relevant available information from internal and external sources, including historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance also incorporates reasonable and supportable forecasts. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The level of the ACL is believed to be adequate to absorb innate expected future losses in the loan portfolio as of the measurement date.

The ACL-Loans consists of individually evaluated loans and pooled loan components. The Company’s primary portfolio segmentation is by credit risk grade. Loans risk graded substandard and worse are individually evaluated for expected credit losses. For individually evaluated loans that are collateral dependent, an allowance is established when the fair value of the collateral, the loan’s obtainable market price, or the present value of expected future cash flows discounted at the loan’s effective interest rate, is lower than the carrying value of that loan. A loan is considered to be collateral dependent when repayment is expected to be provided substantially through the operation or the sale of the collateral.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

To calculate the allowance for expected credit losses on loans risk graded pass through special mention, the loan portfolio is segmented into 14 segments comprised of loans with similar risk characteristics.

Loan Portfolio Segment	ACL-Loans Methodology

Ag loans	Remaining Life Method
Ag real estate loans	Remaining Life Method
Commercial loans	Discounted Cash Flow
Commercial real estate loans	Discounted Cash Flow
Consumer and margin loans	Remaining Life Method
HELOC loans	Discounted Cash Flow
Multi-family healthcare loans	Discounted Cash Flow
Multi-family non-management loans	Discounted Cash Flow
Multi-family construction loans	Discounted Cash Flow
Multi-family loans	Discounted Cash Flow
Residential real estate loans	Discounted Cash Flow
SBA commercial loans	Discounted Cash Flow
SBA real estate commercial loans	Discounted Cash Flow
Single-family warehouse lines of credit	Remaining Life Method

Loan characteristics used in determining the segmentation included the underlying collateral, type or purpose of the loan, and expected credit loss patterns. The estimation of expected credit losses for each segment is primarily based on historical credit loss experience. Given the Company’s modest historical credit loss experience, peer and industry data was incorporated into the measurement. Expected life of loan credit losses are quantified using discounted cash flows and remaining life methodologies. For the ten portfolio segments where the discounted cash flow method was employed, econometric models are utilized to determine a Probability of Default (“PD”). Macroeconomic factors utilized in the modeling process include the national unemployment rate and the home price index. A risk index was then utilized to predict the Loss Given Default (“LGD”). The PD is then multiplied by the LGD to determine the expected loss that is incorporated into the discounted cash flow calculations. Within the discount cash flow calculation, an effective yield of the instrument is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows. An ACL is established for the difference between the instrument’s net present value and amortized cost basis. The remaining life method applies average loss rates for each segment to estimated loan balances for the remaining life of the segment.

The estimate includes a four-quarter reasonable and supportable economic forecast period followed by an eight-quarter, straight-line reversion period to the historical mean for the remaining life of the loans. Model results are supplemented by qualitative adjustments for risk factors relevant in assessing the expected credit losses within the portfolio segments. These adjustments may increase or decrease the estimate of expected credit losses based upon the assessed level of risk for each qualitative factor. The various risks that are considered in making qualitative adjustments include (i) changes in the value of underlying collateral for collateral dependent loans, (ii) the effect of other external factors such as regulatory and legal requirements, the impact of (i) changes in national, regional and local economic conditions, (ii) changes in lending policies and procedures, (iii) changes in the volume and severity of past due loans, (iv) changes in the nature and volume of the loan portfolio, (v) changes in the experience, depth and ability of lending management, (vi) the existence and effect of any concentrations in credit, (vii) changes in the quality of the credit review function,

The models utilized and the applicable qualitative adjustments require assumptions and management judgement that can be subjective in nature. The above measurement approach is also used to estimate the expected credit losses associated with unfunded loan commitments, which also incorporates expected utilization rates.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents, by loan portfolio segment, the activity in the ACL-Loans for the three months ended March 31, 2022:

	At or For the Three Months Ended March 31, 2022
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$1,955	$4,170	$14,084	$4,461	$5,879	$657	$138	$31,344
Impact of adopting CECL	41	275	520	139	(1,277)	(18)	21	(299)
Provision for credit losses	(55)	102	527	1,018	431	(42)	—	1,981
Loans charged to the allowance	—	—	—	—	(931)	—	—	(931)
Recoveries of loans previously charged off	—	—	—	—	—	—	7	7
Balance, end of period	$1,941	$4,547	$15,131	$5,618	$4,102	$597	$166	$32,102

The Company recorded a total provision for credit losses of $2.5 million for the three months ended March 31, 2022. The $2.5 million total provision for credit losses consisted of $2.0 million for the ACL-Loans as shown above and $0.5 million for the ACL-OBCE’s.

Prior to the adoption of CECL, the Company maintained an allowance for loan losses in accordance with the incurred loss model as disclosed in the Company’s 2021 Annual Report on From 10-K.

The following table presents the allowance for loan losses for the three months ended March 31, 2021:

	For the Three Months Ended March 31, 2021
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of period	$4,018	$3,334	$12,041	$2,690	$4,641	$636	$140	$27,500
Provision for credit losses	(697)	266	1,355	1,050	(309)	(4)	2	1,663
Loans charged to the allowance	—	—	—	—	(68)	—	(6)	(74)
Recoveries of loans previously charged off	—	—	—	—	—	—	2	2
Balance, end of period	$3,321	$3,600	$13,396	$3,740	$4,264	$632	$138	$29,091

The following table presents the allowance for loan losses and the recorded investment in loans and impairment method as of December 31, 2021:

	December 31, 2021
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, December 31, 2021	$1,955	$4,170	$14,084	$4,461	$5,879	$657	$138	$31,344
Ending balance: individually evaluated for impairment	$—	$16	$—	$—	$867	$—	$7	$890
Ending balance: collectively evaluated for impairment	$1,955	$4,154	$14,084	$4,461	$5,012	$657	$131	$30,454
Loans
Balance, December 31, 2021	$781,437	$843,101	$2,702,042	$826,157	$520,199	$97,060	$12,667	$5,782,663
Ending balance individually evaluated for impairment	$—	$419	$36,760	$—	$6,055	$158	$13	$43,405
Ending balance collectively evaluated for impairment	$781,437	$842,682	$2,665,282	$826,157	$514,144	$96,902	$12,654	$5,739,258

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The below table presents the amortized cost basis and ACL-Loans allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses:

	March 31, 2022
	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL-Loans Allocation

	(In thousands)
RES RE	$365	$—	$6	$371	$26
MF FIN	36,760	—	—	36,760	198
CML & CRE	169	4,687	251	5,107	117
AG & AGRE	158	—	—	158	1
CON & MAR	—	—	12	12	7
Total collateral dependent loans	$37,452	$4,687	$269	$42,408	$349

There has been no significant changes to the types of collateral securing the Company’s collateral dependent loans compared to March 31, 2021.

Internal Risk Categories

In adherence with policy, the Company uses the following internal risk grading categories and definitions for loans:

Average or above – Loans to borrowers of satisfactory financial strength or better. Earnings performance is consistent with primary and secondary sources of repayment that are well defined and adequate to retire the debt in a timely and orderly fashion. These businesses would generally exhibit satisfactory asset quality and liquidity with moderate leverage, average performance to their peer group and experienced management in key positions. These loans are disclosed as “Pass” in the following table.

Acceptable – Loans to borrowers involving more than average risk and which contain certain characteristics that require some supervision and attention by the lender. Asset quality is acceptable, but debt capacity is modest and little excess liquidity is available. The borrower may be fully leveraged and unable to sustain major setbacks. Covenants are structured to ensure adequate protection. Borrower’s management may have limited experience and depth. This category includes loans which are highly leveraged due to regulatory constraints, as well as loans involving reasonable exceptions to policy. These loans are disclosed as “Pass” in the following table.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal risk rating category as of March 31, 2022 and December 31, 2021:

	2022	2021	2020	2019	2018	Prior	Revolving Loans	TOTAL

	(In thousands)
MTG WHLOC
Acceptable and Above	$—	$—	$—	$—	$—	$—	$752,447	$752,447
Total	$—	$—	$—	$—	$—	$—	$752,447	$752,447
RES RE
Acceptable and Above	6,759	44,068	49,799	3,987	950	11,789	739,604	856,956
Special Mention (Watch)	—	—	—	62	180	756	—	998
Substandard	—	—	—	—	—	371	—	371
Total	$6,759	$44,068	$49,799	$4,049	$1,130	$12,916	$739,604	$858,325
MF FIN
Acceptable and Above	314,776	1,237,625	398,396	83,995	17,894	15,046	744,445	2,812,177
Special Mention (Watch)	14,707	12,361	—	—	—	—	—	27,068
Substandard	36,760	—	—	—	—	—	—	36,760
Total	$366,243	$1,249,986	$398,396	$83,995	$17,894	$15,046	$744,445	$2,876,005
HC FIN
Acceptable and Above	—	332,065	212,397	17,191	12,441	—	163,527	737,621
Special Mention (Watch)	—	7,342	62,373	28,850	—	14,565	—	113,130
Total	$—	$339,407	$274,770	$46,041	$12,441	$14,565	$163,527	$850,751
CML & CRE
Acceptable and Above	16,452	85,297	34,171	50,736	14,224	16,954	343,450	561,284
Special Mention (Watch)	50	21	1,023	134	—	236	116	1,580
Substandard	—	2,000	—	142	184	66	2,715	5,107
Total	$16,502	$87,318	$35,194	$51,012	$14,408	$17,256	$346,281	$567,971
AG & AGRE
Acceptable and Above	3,438	9,244	18,199	7,302	4,720	22,331	23,682	88,916
Special Mention (Watch)	—	65	731	62	296	437	23	1,614
Substandard	—	—	—	—	—	158	—	158
Total	$3,438	$9,309	$18,930	$7,364	$5,016	$22,926	$23,705	$90,688
CON & MAR
Acceptable and Above	77	763	478	173	4,789	29	6,533	12,842
Special Mention (Watch)	—	—	17	—	—	4	—	21
Substandard	—	—	3	3	3	3	—	12
Total	$77	$763	$498	$176	$4,792	$36	$6,533	$12,875

Total Acceptable and Above	$341,502	$1,709,062	$713,440	$163,384	$55,018	$66,149	$2,773,688	$5,822,243
Total Special Mention (Watch)	$14,757	$19,789	$64,144	$29,108	$476	$15,998	$139	$144,411
Total Substandard	$36,760	$2,000	$3	$145	$187	$598	$2,715	$42,408
Total Loans	$393,019	$1,730,851	$777,587	$192,637	$55,681	$82,745	$2,776,542	$6,009,062

	December 31, 2021
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Special Mention (Watch)	$—	$946	$27,155	$66,406	$2,483	$3,820	$21	$100,831
Substandard	—	419	36,760	—	6,055	158	13	43,405
Acceptable and Above	781,437	841,736	2,638,127	759,751	511,661	93,082	12,633	5,638,427
Total	$781,437	$843,101	$2,702,042	$826,157	$520,199	$97,060	$12,667	$5,782,663

The Company evaluates the loan risk grading system definitions and ACL-Loans methodology on an ongoing basis. No significant changes were made to either during the past year.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Delinquent Loans

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2022 and December 31, 2021. There was only one loan totaling $36.8 million at March 31, 2022 and December 31, 2021 that had been modified in accordance with the CARES Act and therefore not classified as delinquent. This loan has been granted extended dates to make payments and no payments were due as of March 31, 2022. Also excluded from the tables below are government guaranteed commercial SBA loans totaling $1.1 million and $3.2 million that were 30-59 days past due and government guaranteed commercial SBA loans with balances of $256,000 and $274,000 that were over 90 days past due as of March 31, 2022 and December 31, 2021, respectively.

	March 31, 2022
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$752,447	$752,447
RES RE	135	474	241	850	857,475	858,325
MF FIN	—	—	—	—	2,876,005	2,876,005
HC FIN	8,347	—	—	8,347	842,404	850,751
CML & CRE	4,054	—	62	4,116	563,855	567,971
AG & AGRE	23	144	—	167	90,521	90,688
CON & MAR	80	3	15	98	12,777	12,875
	$12,639	$621	$318	$13,578	$5,995,484	$6,009,062

	December 31, 2021
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$781,437	$781,437
RES RE	1,252	287	186	1,725	841,376	843,101
MF FIN	—	—	—	—	2,702,042	2,702,042
HC FIN	—	—	—	—	826,157	826,157
CML & CRE	591	8	149	748	519,451	520,199
AG & AGRE	37	21	—	58	97,002	97,060
CON & MAR	43	5	40	88	12,579	12,667
	$1,923	$321	$375	$2,619	$5,780,044	$5,782,663

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impaired Loans

The following table presents impaired loans and specific valuation allowance information based on class level as of December 31, 2021:

	December 31, 2021
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$372	$36,760	$—	$3,912	$158	$4	$41,206
Unpaid principal balance	—	372	36,760	—	3,912	158	4	41,206
Impaired loans with a specific allowance:	—			—
Recorded investment	—	47	—	—	2,143	—	9	2,199
Unpaid principal balance	—	47	—	—	2,143	—	9	2,199
Specific allowance	—	16	—	—	867	—	7	890
Total impaired loans:
Recorded investment	—	419	36,760	—	6,055	158	13	43,405
Unpaid principal balance	—	419	36,760	—	6,055	158	13	43,405
Specific allowance	—	16	—	—	867	—	7	890

The following table presents by portfolio class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2021:

	March 31, 2021
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

Average recorded investment in impaired loans	—	$2,761	$—	$—	$8,018	$1,620	$8	$12,407
Interest income recognized	—	10	—	—	205	—	—	215

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nonperforming Loans

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

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at March 31, 2022 and December 31, 2021.

	March 31,		December 31,
	2022		2021
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing

	(In thousands)
RES RE	$329	$82	$362	$22
CML & CRE	4,115	—	—	149
AG & AGRE	158	—	158	30
CON & MAR	12	3	4	36
	$4,614	$85	$524	$237

The Company did not have any nonperforming loans without an estimated ACL at March 31, 2022.

No troubled loans were modified during the three months ended March 31, 2022 or 2021. No restructured loans defaulted during the three months ended March 31, 2022 or 2021. Loan modifications or forbearances related to the COVID-19 pandemic will generally not be considered TDRs.

The CARES Act included several provisions designed to help financial institutions like the Company in working with their customers. Section 4013 of the CARES Act, as extended, allows a financial institution to elect to suspend generally accepted accounting principles and regulatory determinations with respect to qualifying loan modifications related to COVID-19 that would otherwise be categorized as a TDR until January 1, 2022. The Company has taken advantage of this provision to extend certain payment modifications to loan customers in need. As of March 31, 2022, the Company has $36.8 million of outstanding loans that were modified during 2020 and 2021 under the CARES Act guidance, that remain on modified terms. The Company modified other loans under the guidance that have since returned to normal repayment status as of March 31, 2022.

There were no residential loans in the process of foreclosure as of March 31, 2022 and December 31, 2021.

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

Beyond holding the two securities, the Company’s ongoing involvement in this transaction is limited to customary obligations of loan sales, including any material breach in representation. In connection with the securitization and purchase of one of the securities, Merchants maintains a first loss position in the underlying loan

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

portfolio not to exceed 10% of the unpaid principal amount of the loans comprising the securitization pool at settlement, or approximately $26.2 million. Therefore, a reserve of $1.4 million for estimated losses was established with respect to the first loss obligation at May 7, 2021, which was included in other liabilities on the consolidated balance sheets. These estimated losses were consistent with the amount in the allowance that was released when the loans were sold. If the Company sells one of the securities, this first loss obligation would be eliminated.

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

Note 5: Variable Interest Entities (VIEs)

A VIE is a corporation, partnership, limited liability company, or any other legal structure used to conduct activities or hold assets generally that either:

•	Does not have equity investors with voting rights that can directly or indirectly make decisions about the entity’s activities through those voting rights or similar rights; or

•	Has equity investors that do not provide sufficient equity for the entity to finance its activities without additional subordinated financial support.

The Company has invested in single-family, multi-family, and healthcare debt financing entities, as well as low-income housing syndicated funds that are deemed to be VIEs. Accordingly, the entities were assessed for potential consolidation under the VIE model that requires primary beneficiaries to consolidate the entity’s results. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the entity, and an interest that could be significant to the entity. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size and form of involvement with the entity are evaluated.

At March 31, 2022 the Company determined it was not the primary beneficiary of its VIEs primarily because the Company did not have the obligation to absorb losses or the rights to receive benefits from the VIE that could potentially be significant to the VIE. Evaluation and assessment of VIEs for consolidation is performed on an ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment.

The Company’s maximum exposure to loss associated with its VIEs consists of the capital invested plus any unfunded equity commitments. These investments are recorded in other assets and other liabilities on our consolidated balance sheets. The table below reflects the size of the VIEs as well as the maximum exposure to loss in connection with these investments at March 31, 2022 and December 31, 2021.

	Total	Total	Maximum
Assets ($ in thousands)	Assets	Liabilities	Exposure to Loss

	(In thousands)
March 31, 2022
Unconsolidated VIEs	$38,926	$16,542	$38,414
December 31, 2021
Unconsolidated VIEs	$36,573	$21,014	$36,164

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

The Company, Merchants Bank, and FMBI elected to begin using CBLR in the first quarter of 2020 and all intend to utilize this measure until they no longer meet the eligibility criteria and the applicable grace periods have expired. Accordingly, the Company will not calculate or report risk-based capital ratios at this time.

At March 31, 2022 the Company’s off-balance sheets exposures exceeded 25% of total assets. If these exposures remain above 25%, the Company may no longer be eligible to utilize CBLR after September 30, 2022, when the grace periods expire. Although total assets did not exceed $10 billion, the Company is prepared to address the additional regulatory requirements and does not expect it to have significant financial implications.

Management believes, as of March 31, 2022 and December 31, 2021, that the Company, Merchants Bank, and FMBI met all the regulatory capital adequacy requirements with CBLR to be classified as well-capitalized, and management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s, Merchants Bank’s, or FMBI’s category.

As of March 31, 2022 and December 31, 2021, the most recent notifications from the Board of Governors of the Federal Reserve System (“Federal Reserve”) categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank and FMBI as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s, Merchants Bank’s, or FMBI’s category.

The Company’s, Merchants Bank’s, and FMBI’s actual capital amounts and ratios are presented in the following tables.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

			Minimum Amount
			To Be Well
	Actual		Capitalized(1)
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
March 31, 2022
CBLR (Tier 1) capital(1) (to average assets)
(i.e., CBLR - leverage ratio)
Company	$1,175,856	11.3%	$937,575	> 9%
Merchants Bank	1,126,531	11.2%	908,744	> 9%
FMBI	29,818	10.1%	26,699	> 9%
(1)	As defined by regulatory agencies.

			Minimum Amount
			To Be Well
	Actual		Capitalized(1)
	Amount	Ratio	Amount	Ratio

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the notional amount and fair value of interest rate locks and forward contracts utilized by the Company at March 31, 2022 and December 31, 2021.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

March 31, 2022	(In thousands)		(In thousands)
Interest rate lock commitments	$80,018	Other assets/liabilities	$112	$771
Forward contracts	$65,799	Other assets/liabilities	749	20
			$861	$791

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

December 31, 2021	(In thousands)		(In thousands)
Interest rate lock commitments	$58,701	Other assets/liabilities	$264	$41
Forward contracts	$81,250	Other assets/liabilities	86	118
			$350	$159

Fair values of these derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the interest rate lock commitment and the balance sheet date. The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Interest rate lock commitments	$(882)	$(6,744)
Forward contracts (includes pair-off settlements)	3,150	8,396
Net derivative gains (loss)	$2,268	$1,652

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

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)		(In thousands)
March 31, 2022	$135,420	Other assets/liabilities	$1,627	$1,627
December 31, 2021	$135,686	Other assets/liabilities	$1,131	$1,131

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The gross gains and losses on these derivative assets and liabilities were recorded in Other Noninterest income and Other Noninterest expense in the condensed consolidated statements of income as follows:

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Gross swap gains	$496	$886
Gross swap losses	496	886
Net swap gains (losses)	$—	$—

The Company pledged $2.9 million and $3.9 million in collateral to secure its obligations under swap contracts at March 31, 2022 and December 31, 2021, respectively.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2022 and December 31, 2021:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
March 31, 2022
Mortgage loans in process of securitization	$324,280	$—	$324,280	$—
Available for sale securities:
Treasury notes	8,076	8,076	—	—
Federal agencies	276,863	—	276,863	—
Mortgage-backed - Government-sponsored entity (GSE)	16,050	—	16,050	—
Mortgage-backed - Non-GSE multi-family	13,277	—	13,277	—
Loans held for sale	14,567	—	14,567	—
Servicing rights	121,036	—	—	121,036
Derivative assets - interest rate lock commitments	112	—	—	112
Derivative assets - forward contracts	749	—	749	—
Derivative assets - interest rate swaps	1,627	—	1,627	—
Derivative liabilities - interest rate lock commitments	771	—	—	771
Derivative liabilities - forward contracts	20	—	20	—
Derivative liabilities - interest rate swaps	1,627	—	1,627	—

December 31, 2021
Mortgage loans in process of securitization	$569,239	$—	$569,239	$—
Available for sale securities:
Treasury notes	8,209	8,209	—	—
Federal agencies	263,295	—	263,295	—
Municipals	4,300	—	4,300	—
Mortgage-backed - Government-sponsored entity (GSE)	18,360	—	18,360	—
Mortgage-backed - Non-GSE multi-family	16,465	—	16,465	—
Loans held for sale	48,583	—	48,583	—
Servicing rights	110,348	—	—	110,348
Derivative assets - interest rate lock commitments	264	—	—	264
Derivative assets - forward contracts	86	—	86	—
Derivative asset - interest rate swap	1,131	—	1,131	—
Derivative liabilities - interest rate lock commitments	41	—	—	41
Derivative liabilities - forward contracts	118	—	118	—
Derivative liabilities - interest rate swap	1,131	—	1,131	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2022 and the year ended December 31, 2021. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Servicing rights
Balance, beginning of period	$110,348	$82,604
Additions
Originated servicing	5,792	10,181
Subtractions
Paydowns	(2,749)	(3,448)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	7,645	6,878
Balance, end of period	$121,036	$96,215

Derivative Assets - interest rate lock commitments
Balance, beginning of period	$264	$6,131
Changes in fair value	(152)	(5,664)
Balance, end of period	$112	$467

Derivative Liabilities - interest rate lock commitments
Balance, beginning of period	$41	$—
Changes in fair value	730	1,080
Balance, end of period	$771	$1,080

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2022 and December 31, 2021.

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
March 31, 2022
Collateral dependent loans	$4,053	$—	$—	$4,053
December 31, 2021
Impaired loans (collateral-dependent)	$4,263	$—	$—	$4,263

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Collateral Dependent Loans, Net of ACL-Loans

The estimated fair value of collateral dependent loans is based on the appraised fair value of the collateral, less estimated cost to sell. Collateral dependent loans are classified within Level 3 of the fair value hierarchy.

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral dependent and subsequently as deemed necessary by the Chief Credit Officer’s (“CCO”) office. Appraisals and evaluations are reviewed for accuracy and consistency by the CCO’s office. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the CCO’s office by comparison to historical results.

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

		Valuation			Weighted
	Fair Value	Technique	Unobservable Inputs	Range	Average
	(In thousands)
At March 31, 2022:
Collateral dependent loans	$4,053	Market comparable properties	Marketability discount	76%	76%
Servicing rights - Multi-family	$89,398	Discounted cash flow	Discount rate	8% - 15%	9%
			Constant prepayment rate	0% - 50%	4%
Servicing rights - Single-family	$28,205	Discounted cash flow	Discount rate	9% - 10%	9%
			Constant prepayment rate	8% - 11%	8%
Servicing rights - SBA	$3,433	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	9% - 32%	10%
Derivative assets - interest rate lock commitments	$112	Discounted cash flow	Loan closing rates	53% - 100%	84%
Derivative liabilities - interest rate lock commitments	$771	Discounted cash flow	Loan closing rates	53% - 100%	84%

At December 31, 2021:
Collateral-dependent impaired loans	$4,263	Market comparable properties	Marketability discount	44% - 76%	73%
Servicing rights - Multi-family	$84,567	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	0 - 50%	4%
Servicing rights - Single-family	$23,012	Discounted cash flow	Discount rate	9% - 10%	9%
			Constant prepayment rate	10 - 13%	11%
Servicing rights - SBA	$2,769	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	10% - 13%	12%
Derivative assets - interest rate lock commitments	$264	Discounted cash flow	Loan closing rates	63% - 99%	83%
Derivative liabilities - interest rate lock commitments	$41	Discounted cash flow	Loan closing rates	63% - 99%	83%

Sensitivity of Significant Unobservable Inputs

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement, and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2022 and December 31, 2021.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Assets	Value	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
March 31, 2022
Financial assets:
Cash and cash equivalents	$411,521	$411,521	$411,521	$—	$—
Securities purchased under agreements to resell	4,798	4,798	—	4,798	—
FHLB stock	28,804	28,804	—	28,804	—
Loans held for sale	2,274,527	2,274,527	—	2,274,527	—
Loans receivable, net	5,976,960	5,949,170	—	—	5,949,170
Interest receivable	23,499	23,499	—	23,499	—
Financial liabilities:
Deposits	7,475,821	7,473,312	6,950,229	523,083	—
Short-term subordinated debt	18,000	18,000	—	18,000	—
FHLB advances	556,929	556,768	—	556,768	—
Other borrowing	305,000	305,000	—	305,000	—
Interest payable	1,528	1,528	—	1,528	—

December 31, 2021
Financial assets:
Cash and cash equivalents	$1,032,614	$1,032,614	$1,032,614	$—	$—
Securities purchased under agreements to resell	5,888	5,888	—	5,888	—
FHLB stock	29,588	29,588	—	29,588	—
Loans held for sale	3,254,616	3,254,616	—	3,254,616	—
Loans receivable, net	5,751,319	5,731,500	—	—	5,731,500
Interest receivable	24,103	24,103	—	24,103	—
Financial liabilities:
Deposits	8,982,613	8,982,680	7,783,553	1,199,127	—
Short-term subordinated debt	17,000	17,000	—	17,000	—
FHLB advances	556,954	556,925	—	556,925	—
Other borrowing	460,000	460,000	—	460,000	—
Interest payable	1,469	1,469	—	1,469	—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9: Leases

The Company has operating leases for various locations with terms ranging from two to eleven years. Some of which include options to extend the leases, which are included in the right-of-use asset if the likelihood of extension was fairly certain. The Company elected not to separate non-lease components from lease components for its operating leases.

The Company has operating lease right-of-use assets of $6.8 million as of March 31, 2022 and operating lease liabilities of $7.4 million as of March 31, 2022.

Balance sheet, income statement and cash flow detail regarding operating leases follows:

March 31, 2022
Balance Sheet	(In thousands)
Operating lease right-of-of use asset (in Other Assets)	$6,772
Operating lease liability (in Other Liabilities)	7,443

Weighted average remaining lease term (years)	7.6
Weighted average discount rate	1.63%

Maturities of lease liabilities:
2022 remaining	$945
2023	1,376
2024	1,191
2025	787
2026	806
Thereafter	2,825
Total future minimum lease payments	7,930
Less: imputed interest	487
Total	$7,443

Three Months Ended
March 31, 2022
Income Statement	(In thousands)
Components of lease expense:
Operating lease cost (in Occupancy and Equipment Expense)	$367

Three Months Ended
March 31, 2022
Cash Flow Statement	(In thousands)
Supplemental cash flow information:
Operating cash flows from operating leases	$283

As of March 31, 2022, the Company had two new signed lease agreements that were not included in the totals for right-of-use assets and lease liabilities on the balance sheet because access to the space was not available at March 31, 2022.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10:   Earnings Per Share

Earnings per share were computed as follows:

	Three Month Periods Ended March 31,
	2022			2021
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$50,142			$61,983
Dividends on preferred stock	(5,728)			(3,757)
Net income allocated to common shareholders	$44,414			$58,226
Basic earnings per share(1)		43,190,066	$1.03		43,158,138	$1.35
Effect of dilutive securities-restricted stock awards(1)		169,968			117,483
Diluted earnings per share(1)		43,360,034	$1.02		43,275,621	$1.35

(1)	The number of shares and per share amounts have been restated to reflect the 3-for-2 common stock split, effective on January 17, 2022.

Note 11: Stock Splits

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

Note 12:   Share-Based Payment Plans

Equity-based incentive awards for Company officers are currently issued pursuant to the 2017 Equity Incentive Plan (the “2017 Incentive Plan”). During the three months ended March 31, 2022 and March 31, 2021, the Company issued 64,962 and 52,584 shares, respectively.

During 2018, the Compensation Committee of the Board of Directors approved a plan for non-executive directors to receive a portion of their annual retainer fees in the form of shares of common stock equal to $10,000, rounded up to the nearest whole share. In January 2021, the Board of Directors amended the plan for nonexecutive directors to receive a portion of their annual fees, issued quarterly, in the form of restricted common stock equal to $50,000 per member, rounded up to the nearest whole share, to be effective after the Company’s annual meeting of shareholders held in May 2021. Accordingly, there were 2,055 shares, issued to non-executive directors during the three months ended March 31, 2022. There were no shares issued in the three months ended March 31, 2021.

Note 13: Preferred Stock

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On August 19, 2019, the Company issued 5,000,000 depositary shares, each representing a 1/40th interest in a share of its 6.00% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, without par value (the “Series B Preferred Stock”), and with a liquidation preference of $1,000.00 per share (equivalent to $25.00 per depositary share). The aggregate gross offering proceeds for the shares issued by the Company was $125.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $4.2 million paid to third parties, the Company received total net proceeds of $120.8 million. The Series B Preferred Stock have no voting rights with respect to matters that generally require the approval of our common shareholders. Dividends on the Series B Preferred Stock, to the extent declared by the Company’s board, are payable quarterly. The Company may redeem the Series B Preferred Stock, in whole or in part, at its option, on any dividend payment date on or after October 1, 2024, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

On March 23, 2021, the Company issued 6,000,000 depositary shares, each representing a 1/40th interest in a share of its 6.00% Fixed-to-Floating Rate Series C Non-Cumulative Perpetual Preferred Stock, without par value (the “Series C Preferred Stock”), and with a liquidation preference of $1,000.00 per share (equivalent to $25.00 per depositary share). The aggregate gross offering proceeds for the shares issued by the Company was $150.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $5.1 million paid to third parties, the Company received total net proceeds of $144.9 million. The Series C Preferred Stock have no voting rights with respect to matters that generally require the approval of our common shareholders. Dividends on the Series C Preferred Stock, to the extent declared by the Company’s board, are payable quarterly. The Company may redeem the Series C Preferred Stock, in whole or in part, at its option, on any dividend payment date on or after April 1, 2026, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

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

Note 14:   Segment Information

The Company’s business segments are defined as Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. The reportable business segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company. The Multi-family Mortgage Banking segment originates and services government sponsored mortgages for multi-family and healthcare facilities. It is also a syndicator of low-income housing tax credit and debt funds. The Mortgage Warehousing segment funds agency eligible residential loans from the date of origination or purchase, until the date of sale in the secondary market, as well as commercial loans to non-depository financial institutions. The Banking segment provides a wide range of financial products and services to consumers and businesses, including retail banking, commercial lending, agricultural lending, retail and correspondent residential mortgage banking, and Small Business Administration (“SBA”) lending. The Other segment includes general and administrative expenses that provide services to all segments, internal funds transfer pricing offsets resulting from allocations to/from the other segments, certain elimination entries and investments in low-income housing tax credit limited partnerships. All operations are domestic.

The tables below present selected business segment financial information for the three months ended March 31, 2022 and 2021.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Three Months Ended March 31, 2022
Interest income	$257	$20,329	$53,725	$1,701	$76,012
Interest expense	—	2,021	8,517	(251)	10,287
Net interest income	257	18,308	45,208	1,952	65,725
Provision for credit losses	—	(207)	2,658	—	2,451
Net interest income after provision for credit losses	257	18,515	42,550	1,952	63,274
Noninterest income	32,186	1,860	2,189	(1,638)	34,597
Noninterest expense	16,531	2,926	6,574	5,002	31,033
Income before income taxes	15,912	17,449	38,165	(4,688)	66,838
Income taxes	4,420	4,290	9,401	(1,415)	16,696
Net income (loss)	$11,492	$13,159	$28,764	$(3,273)	$50,142
Total assets	$293,286	$2,863,907	$6,409,943	$83,456	$9,650,592

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Three Months Ended March 31, 2021
Interest income	$207	$38,587	$39,540	$1,215	$79,549
Interest expense	—	1,724	6,439	(577)	7,586
Net interest income	207	36,863	33,101	1,792	71,963
Provision for credit losses	—	(1,084)	2,747	—	1,663
Net interest income after provision for credit losses	207	37,947	30,354	1,792	70,300
Noninterest income	33,234	4,117	7,678	(1,093)	43,936
Noninterest expense	16,444	2,896	7,125	3,619	30,084
Income before income taxes	16,997	39,168	30,907	(2,920)	84,152
Income taxes	5,036	9,985	7,882	(734)	22,169
Net income (loss)	$11,961	$29,183	$23,025	$(2,186)	$61,983
Total assets	$219,954	$4,383,759	$5,010,799	$90,748	$9,705,260

Note 15:   Recent Accounting Pronouncements

The Company is an emerging growth company and as such will be subject to the effective dates noted for private companies if they differ from the effective dates noted for public companies.

FASB ASU 2016-13, Financial Instruments—Credit Losses

The Company adopted FASB Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) on January 1, 2022. The amendments in this ASU replace the incurred loss model with a methodology that reflects the “current expected credit losses” over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. ASU 2016-13 replaces the incurred loss impairment methodology with a new methodology that reflects expected credit losses over the lives of the loans and requires consideration of a broader range of information to form credit loss estimates. The ASU requires an organization to estimate all expected credit losses for financial assets measured at amortized cost, including loans and held-to-maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts.

As of the adoption date on January 1, 2022, the Company recorded a $3.6 million decrease, net of taxes, to retained earnings for the cumulative effect of adopting CECL. The transition adjustment included a $0.3 million increase to retained earnings related to ACL-Loans and a $5.2 million decrease to retained earnings related to ACL-OBCEs.

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

The Company adopted this new guidance on January 1, 2022 and has elected the alternative transition method whereby comparative periods will not be restated. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard. At the adoption date, the Company reported increased assets of approximately $7.1 million, liabilities of approximately $7.2 million, and retained earnings, net of tax of $110,000 on its consolidated balance sheets as a result of recognizing right-of-use assets and lease liabilities related to non-cancelable operating lease agreements.

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

FASB ASU 2022-02 - Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

In February 2022, the FASB issued an ASU update to eliminate the recognition and measurement guidance on troubled debt restructurings for creditors that have adopted CECL and require enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The new guidance also requires public business entities to present current-period gross write-offs (on a current year-to-date basis for interim-period disclosures) by year of origination in their vintage disclosures. These changes would be applied on a prospective basis.  Disclosure would not be required to prior period comparative periods.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The updates in ASU 2022-02 are effective for interim and annual periods beginning after December 15, 2022.  The Company is continuing to evaluate the impact of adopting this new guidance but does not expect it to have a material impact on the Company’s financial position or results of operations.

Note 16:   Subsequent Events

No material events were noted.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 or “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q or the following:

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

Merchants Bancorp

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at March 31, 2022 and results of operations for the three months ended March 31, 2022 and 2021, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this Form 10-Q.

The words “the Company,” “we,” “our,” and “us” refer to Merchants Bancorp and its consolidated subsidiaries, unless we indicate otherwise.

Financial Highlights for the Three Months Ended March 31, 2022

●	Net income of $50.1 million decreased 19% compared to the three months ended March 31, 2021.
●	Diluted earnings per share of $1.02 decreased 24% compared to the three months ended March 31, 2021.
●	The $11.9 million, or 19%, decrease in net income compared to the three months ended March 31, 2021 was primarily driven by a $9.4 million, or 21%, decrease in noninterest income that reflected a 37% decrease in gain on sale of loans. Also contributing to the lower net income was a $6.2 million, or 9% decrease in net interest income that reflected a 4% decrease in interest income that reflected lower loan balances.
●	Results reflected a $7.6 million positive fair market value adjustment to servicing rights compared to a $6.9 million positive adjustment in the three months ended March 31, 2021.
●	The interest rate spread of 2.55% decreased 38 basis points compared to 2.93% for the three months ended March 31, 2021. The net interest margin of 2.62% decreased 37 basis points compared to 2.99% for the three months ended March 31, 2021. The decrease reflected lower average loan balances at lower average yields, higher average cash balances, and higher average deposit balances at higher yields.
●	Total assets of $9.7 billion decreased 1% compared to March 31, 2021, and decreased 14% compared to December 31, 2021.
●	Return on average assets was 1.92% compared to 2.49% for the three months ended March 31, 2021.
●	Tangible book value per common share of $18.70 increased 27% compared to $14.72 for the three months ended March 31, 2021.
●	Credit quality remained strong, as nonperforming loans (nonaccrual and accruing loans greater or equal to 90 days past due) represented 0.08% of loans receivable at March 31, 2022, compared to 0.08% at March 31, 2021 and 0.01% at December 31, 2021.
●	Quarterly dividends of $0.07 per common share increased 17% compared to the three months ended March 31, 2021.
●	The volume of warehouse loans funded during the three months ended March 31, 2022 amounted to $9.3 billion, a decrease of $11.8 billion, or 56%, compared to the three months ended March 31, 2021. This compared to the 37% industry decrease in single-family residential loan volumes for the three months ended March 31, 2022 to the same period in 2021, according to an estimate of industry volume by the Mortgage Bankers Association.

Merchants Bancorp

●	The volume of loans originated and acquired for sale in the secondary market through our multi-family business decreased by $177.8 million, or 25%, to $541.6 million, compared to $719.4 million for the three months ended March 31, 2021.

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

The estimates and judgments that management believes have the most effect on its reported financial position and results of operations are set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since those reported for the year ended December 31, 2021, with the exception of CECL as discussed in Note 1: Basis of Presentation.

Financial Condition

As of March 31, 2022, we had approximately $9.7 billion in total assets, $7.5 billion in deposits, and $1.2 billion in total shareholders’ equity. Total assets as of March 31, 2022 included approximately $411.5 million of cash and cash equivalents, $2.3 billion of loans held for sale and $6.0 billion of loans held for investment. It also includes $324.3 million of mortgage loans in the process of securitization that represent pre-sold multi-family rental real estate loan originations in primarily Government National Mortgage Association (“GNMA”) mortgage backed securities pending settlements that typically occur within 30 days. There were $314.3 million of available for sale securities that are match funded with related custodial deposits. There are restrictions on the types of securities, as these are funded by certain custodial deposits where we set the cost of deposits based on the yield of the related securities. Servicing rights were

Merchants Bancorp

$121.0 million at March 31, 2022 based on the fair value of the loan servicing, which are primarily GNMA servicing rights with 10-year call protection.

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Total Assets.   Total assets decreased $1.6 billion, or 14%, to $9.7 billion at March 31, 2022 from $11.3 billion at December 31, 2021. The decrease was due primarily to decreases in loans held for sale of $1.0 billion and cash of $621.1 million.

While we may not continue the same asset growth rate we experienced in 2021 and do expect to continue to meet the eligibility of and utilize community bank leverage ratio (“CBLR”), including any applicable grace period (as discussed under the caption Liquidity and Capital Resources below), we may take advantage of market conditions that could present opportunities for continued growth, even if such opportunities result in us no longer meeting eligibility requirements, such as exceeding $10 billion in assets.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $621.1 million, or 60%, to $411.5 million at March 31, 2022 from $1.0 billion at December 31, 2021. The 60% decrease reflected a reduction in brokered deposits to fund lending activities.

Mortgage Loans in Process of Securitization.  Mortgage loans in process of securitization decreased $245.0 million, or 43%, to $324.3 million at March 31, 2022, from $569.2 million at December 31, 2021. These represent loans that our banking subsidiary, Merchants Bank, has funded and are held pending settlement, primarily as GNMA mortgage-backed securities with a firm investor commitment to purchase the securities. The 43% decline was primarily due to a decrease in the volume of loans that had not yet settled with government agencies.

Available for Sale Securities.   Available for sale securities increased $3.6 million, or 1%, to $314.3 million at March 31, 2022 from $310.6 million at December 31, 2021. The increase in available for sale securities was primarily due to purchases of $20.0 million, offset by calls, maturities, sales and repayments of securities totaling $9.3 million and an increase of unrealized loss on securities of $6.5 million during the period.

Loans Held for Sale.   Loans held for sale, comprised primarily of single-family residential real estate loan participations that meet Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), or Ginnie Mae (“GNMA”) eligibility, decreased $1.0 billion, or 31%, to $2.3 billion at March 31, 2022 from $3.3 billion at December 31, 2021. The decrease in loans held for sale was due primarily to a decrease in warehouse lines of credit and participations, as the industry experienced lower volume associated with the recent increase in market interest rates.

Loans Receivable, Net.   Loans receivable, net, which are comprised of loans held for investment, increased $225.6 million, or 4%, to $6.0 billion at March 31, 2022 compared to December 31, 2021. The increase in net loans was comprised primarily of:

●	an increase of $174.0 million, or 6%, in multi-family financing loans, to $2.9 billion at March 31, 2022,
●	an increase of $47.8 million, or 9%, in commercial and commercial real estate, to $568.0 million at March 31, 2022, partially offset by
●	a decrease of $29.0 million, or 4%, in mortgage warehouse lines of credit, to $752.4 million at March 31, 2022.

The $174.0 million increase in multi-family financing was due to higher origination volume for construction, bridge and other loans generated through our multi-family segment that will remain on our balance sheet until they convert to permanent financing or are otherwise paid off over an average of one to three years.

Merchants Bancorp

The $47.8 million increase in warehouse related commercial and commercial real estate was also due to higher origination volume during the period.

The $29.0 million decrease in mortgage warehouse lines of credit was primarily due to a lower loan volume as higher rates have decreased demand in refinancing activity.

As of March 31, 2022, approximately 94% of the total net loans at Merchants Bank reprice within three months, which reduces the risk of market rate increases.

Allowance for Credit Losses on Loans. The ACL-Loans of $32.1 million at March 31, 2022 increased $758,000, or 2%, compared to December 31, 2021, and increased $3.0 million compared to March 31, 2021, primarily reflecting increases associated with loan growth and portfolio mix. The Company adopted CECL on January 1, 2022 but it did not have a material impact as of March 31, 2022. For additional information on the impact of CECL see Note 4: Loans and Allowance for Credit Losses on Loans.

We have minimal direct exposure to consumer, commercial, and other small businesses that may be negatively impacted by COVID-19, but continues to assist customers facing financial setbacks. As of March 31, 2022, the Company had only 1 loan remaining in a payment deferral arrangement, with an unpaid balance of $36.8 million.

Also influencing the overall level of the ACL-Loans is our differentiated strategy to typically hold loans with shorter durations and to maintain strict underwriting standards that enable us to sell the majority of our loans to government agencies.

Goodwill.   Goodwill of $15.8 million at March 31, 2022 remained unchanged compared to December 31, 2021. At this time, we do not believe there exists any impairment to goodwill or intangible assets.

Servicing Rights.   Servicing rights increased $10.7 million, or 10%, to $121.0 million at March 31, 2022 compared to December 31, 2021. During the three months ended March 31, 2022, a fair value increase of $7.6 million, originated and purchased servicing of $5.8 million and was offset by paydowns of $2.7 million. This positive fair market value adjustment reflected $4.3 million for single-family and SBA mortgages and $3.3 million for multi-family mortgages during the three months ended March 31, 2022. Servicing rights are recognized in connection with sales of loans when we retain servicing of the sold loans, as well as upon purchases of loan servicing portfolios. The servicing rights are recorded and carried at fair value. The fair value increase recorded during the three months ended March 31, 2022 was driven by higher loan balances of mortgages serviced and higher interest rates that impacted fair market value adjustments. The value of servicing rights generally increases in rising interest rate environments and declines in falling interest rate environments due to expected prepayments.

Deposits.   Deposits decreased $1.5 billion, or 17%, to $7.5 billion at March 31, 2022 from $9.0 billion at December 31, 2021. The decrease was primarily due to a decrease in brokered demand and certificates of deposit. Demand deposits decreased $1.0 billion, certificates of deposit decreased $673.5 million, partially offset by growth in savings deposits of $126.3 million.

We have decreased our use of brokered deposits by $1.8 billion, or 82%, to $379.9 million at March 31, 2022 from $2.2 billion at December 31, 2021. Brokered deposits represented 5% of total deposits at March 31, 2022, compared to 24% of total deposits at December 31, 2021.

●	Brokered demand deposit accounts decreased by $1.3 billion, or 100%, to $21,000 at March 31, 2022 compared to December 31, 2021.
●	Brokered certificates of deposit accounts decreased $548.8 million, or 99%, to $3.0 million at March 31, 2022 compared to December 31, 2021.

Merchants Bancorp

●	Brokered savings deposits increased $19.1 million, or 5%, to $376.9 million at March 31, 2022 compared to December 31, 2021.

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

Compared to December 31, 2021, interest-bearing deposits decreased $1.3 billion, or 16%, to $7.0 billion at March 31, 2022, and noninterest-bearing deposits decreased $180.2 million, or 28%, to $461.2 million at March 31, 2022.

Borrowings.   Borrowings totaled $879.9 million at March 31, 2022, a decrease of $154.0 million, or 15%, from December 31, 2021. Depending on rates and timing, borrowing can be a more effective liquidity management alternative than utilizing brokered certificates of deposits. The Company utilizes borrowing facilities from the FHLB, the Federal Reserve’s discount window, and the American Financial Exchange (“AFX”).

The Company continues to have significant borrowing capacity based on available collateral. As of March 31, 2022, unused lines of credit totaled $2.2 billion, compared to $2.4 billion at December 31, 2021.

Total Shareholders’ Equity.   Total shareholders’ equity was $1.2 billion as of March 31, 2022, compared to $1.2 billion as of December 31, 2021. The $33.1 million increase resulted primarily from the net income of $50.1 million, which was partially offset by dividends paid on common and preferred shares of $8.8 million during the period, as well as a $3.6 million adjustment to retained earnings associated with the adoption of CECL. The CECL adjustment related primarily to OBCEs.

Asset Quality

Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $4.7 million, or 0.08%, of total loans at March 31, 2022, compared to $0.8 million, or 0.01%, of total loans at December 31, 2021 and $4.7 million, or 0.08%, at March 31, 2021.

As a percentage of nonperforming loans, the ACL-Loans was 683% at March 31, 2022 compared to 4,119% at December 31, 2021 and 622% at March 31, 2021. The changes compared to both periods were primarily due to the changes in the nonperforming loans.

Total loans greater than 30 days past due were $13.6 million at March 31, 2022, $2.7 million at December 31, 2021, and $6.6 million at March 31, 2021.

Traditional Special Mention (Watch) loans were $144.4 million at March 31, 2022, compared to $100.8 million at December 31, 2021 and $135.2 million at March 31, 2021.

During the three months ended March 31, 2022, there were $931,000 of charge-offs and $7,000 of recoveries, compared to $74,000 of charge-offs and $2,000 of recoveries for the three months ended March 31, 2021.

The Company believes it has minimal direct exposure on loans to consumer, commercial and other small businesses that may be negatively impacted by COVID-19. As of March 31, 2022, we had only 1 loan remaining in a payment deferral arrangement, with an unpaid balance of $36.8 million. This was consistent with December 31, 2021. Management has also assisted small businesses that could benefit from the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, particularly in the SBA’s Paycheck Protection Program (“PPP”). As of March 31, 2022, there

Merchants Bancorp

were principal balances of $1.2 million in loans to small businesses under this program, compared to $7.0 million at December 31, 2021.

Comparison of Operating Results for the Three Months Ended March 31, 2022 and 2021

General.   Net income for the three months ended March 31, 2022 was $50.1 million, a decrease of $11.8 million, or 19%, from net income of $62.0 million for the three months ended March 31, 2021. The decrease was primarily due to a $9.4 million, or 21%, decrease in noninterest income that reflected a 37% decrease in gain on sale of loans. Also contributing to the lower net income was a $6.2 million, or 9%, decrease in net interest income that reflected a 4% decrease in interest income that reflected lower loan balances.

Net Interest Income.   Net interest income decreased $6.2 million, or 9%, to $65.7 million for the three months ended March 31, 2022, compared with the three months ended March 31, 2021. The decrease was due to a 4% decrease in interest income from lower average loan balances. The interest rate spread of 2.55% for the three months ended March 31, 2022 decreased 38 basis points compared to 2.93% for the three months ended March 31, 2021.

Our net interest margin decreased 37 basis points, to 2.62%, for the three months ended March 31, 2022 from 2.99% for the three months ended March 31, 2021. The decrease in net interest margin reflected lower average loan balances at lower average yields, higher average cash balances, and higher average deposit balances at higher yields.

Interest Income.   Interest income decreased $3.5 million, or 4%, to $76.0 million for the three months ended March 31, 2022, compared with the three months ended March 31, 2021. This decrease was primarily attributable to a decrease in average loan balances and slightly lower average yields.

The average balance of loans, including loans held for sale, during the three months ended March 31, 2022 decreased $329.4 million, or 4%, to $8.0 billion compared to the three months ended March 31, 2021, while the average yield on loans decreased 2 basis points, to 3.64%, for the three months ended March 31, 2022, compared to 3.66% for the three months ended March 31, 2021. The decrease in average balances of loans and loans held for sale was primarily due to warehouse volumes declining during the period.

The average balance of mortgage loans in process of securitization decreased $151.2 million, or 30%, to $349.0 million for the three months ended March 31, 2022, compared to $500.2 million for the three months ended March 31, 2021, while the average yield increased 7 basis points to 2.61% for the three months ended March 31, 2022.

The average balance of interest-earning deposits and other increased $849.6 million, or 139%, to $1.5 billion for the three months ended March 31, 2022 from $610.9 million for the three months ended March 31, 2021, while the average yield decreased 11 basis points, to 0.24%, for the three months ended March 31, 2022.

Interest Expense.   Total interest expense increased $2.7 million, or 36%, to $10.3 million for the three months ended March 31, 2022, compared with the three months ended March 31, 2021.

Interest expense on deposits increased $2.7 million, or 44%, to $8.8 million for the three months ended March 31, 2022 from the three months ended March 31, 2021. The increase was primarily due to increases in average balances of money market accounts and certificates of deposits, which was partially offset by lower average rates for certificates of deposit. The average balance of certificates of deposits of $1.1 billion for the three months ended March 31, 2022 increased $664.0 million, or 159%, compared to the three months ended March 31, 2021. The average yield of certificates of deposits was 0.50% for the three months ended March 31, 2022, which was a 59 basis point decrease compared to 1.09% for the three months ended March 31, 2021. The average balance of money market accounts of $2.7 billion for the three months ended March 31, 2022 increased $645.7 million, or 31%, compared to the three months ended March 31, 2021. The average yield of money market accounts was 0.79% for the three months ended March 31, 2022, which was a 6 basis point increase compared to 0.73% for the three months ended March 31, 2021.

Merchants Bancorp

Interest expense on borrowings decreased $12,000, or 1%, to $1.5 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The decrease was due primarily to a $221.3 million, or 27%, decrease in the average balance of borrowings outstanding for the three months ended March 31, 2022 that was partially offset by a 27 basis point increase in the average cost of borrowings to 1.01%, compared to 0.74% for the three months ended March 31, 2021. Also included in borrowings, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 0.35% and 0.37%, to an effective rate of 1.01% and 0.74% for the three months ended March 31, 2022 and 2021, respectively.

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

Merchants Bancorp

	Three Months Ended March 31,
	2022			2021
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-bearing deposits, and other	$1,460,486	$870	0.24%	$610,884	$531	0.35%
Securities available for sale - taxable	305,600	701	0.93%	267,428	354	0.54%
Securities available for sale - tax exempt	—	—	—%	1,366	11	3.27%
Mortgage loans in process of securitization	349,027	2,245	2.61%	500,234	3,136	2.54%
Loans and loans held for sale	8,049,877	72,196	3.64%	8,379,227	75,517	3.66%
Total interest-earning assets	10,164,990	76,012	3.03%	9,759,139	79,549	3.31%
Allowance for credit losses on loans	(31,023)			(28,308)
Noninterest-earning assets	302,481			222,080
Total assets	$10,436,448			$9,952,911

Liabilities/Equity:
Interest-bearing checking	$4,015,709	$2,204	0.22%	$4,806,665	$1,210	0.10%
Savings deposits	230,702	33	0.06%	192,196	37	0.08%
Money market	2,710,961	5,252	0.79%	2,065,218	3,738	0.73%
Certificates of deposit	1,080,438	1,324	0.50%	416,426	1,115	1.09%
Total interest-bearing deposits	8,037,810	8,813	0.44%	7,480,505	6,100	0.33%
Borrowings	589,597	1,474	1.01%	810,856	1,486	0.74%
Total interest-bearing liabilities	8,627,407	10,287	0.48%	8,291,361	7,586	0.37%
Noninterest-bearing deposits	518,140			740,807
Noninterest-bearing liabilities	117,064			67,843
Total liabilities	9,262,611			9,100,011
Equity	1,173,837			852,900
Total liabilities and equity	$10,436,448			$9,952,911
Net interest income		$65,725			$71,963
Interest rate spread			2.55%			2.93%
Net interest-earning assets	$1,537,583			$1,467,778
Net interest margin			2.62%			2.99%
Average interest-earning assets to average interest-bearing liabilities			117.82%			117.70%

Provision for Credit Losses.   We recorded a provision for credit losses of $2.5 million for the three months ended March 31, 2022, an increase of $788,000, or 47%, over the three months ended March 31, 2021. The $2.5 million provision for credit losses consisted of $2.0 million for the ACL-Loans and $0.5 million for the ACL-OBCE’s. The ACL-Loans was $32.1 million, or 0.53% of total loans, at March 31, 2021, compared to $31.3 million, or 0.54% of total loans, at December 31, 2021, and $29.1 million, or 0.51%, at March 31, 2021. The increases in the ACL-Loans compared to both prior periods reflected increases associated with loan growth and portfolio mix. Additional details are provided in the ACL-Loans portion of the Comparison of Financial Condition at March 31, 2022 and December 31, 2021 and in Note 4: Loans and Allowance for Credit Losses on Loans.

Noninterest Income.   Noninterest income decreased $9.3 million, or 21%, to $34.6 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The decrease was primarily due to a $10.7 million, or 37%, decrease in gain on sale of loans, partially offset by a 22% increase in loan servicing fees of $1.8 million. Loan servicing fees included a $7.6 million positive fair market value adjustment to servicing rights for the

Merchants Bancorp

three months ended March 31, 2022, compared to a $6.9 million positive adjustment to fair value of servicing rights for the three months ended March 31, 2021.

A summary of the gain on sale of loans for the three months ended March 31, 2022 and 2021 is below:

	Gain on Sale of Loans
	Three Months Ended
	March 31,	March 31,
	2022	2021

	(in thousands)
Loan Type
Multi-family	$14,953	$22,836
Single-family	457	4,213
Small Business Association (SBA)	2,555	1,571
Total	$17,965	$28,620

Noninterest Expense.   Noninterest expense increased $949,000, or 3%, to $31.0 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was due primarily to increases in professional fees of $881,000, technology expenses of $299,000 and other expenses $787,000, partially offset by a decrease in loan expenses of $1.3 million. The efficiency ratio was at 30.9% in the three months ended March 31, 2022, compared with 26.0% in the three months ended March 31, 2021.

Income Taxes.   Income tax expense decreased $5.5 million, or 25%, to $16.7 million for the three months ended March 31, 2022 from the three months ended March 31, 2021. The decrease was due primarily to a 21% decrease in pretax income period to period. The effective tax rate was 25.0% for the three months ended March 31, 2022 and 26.3% for the three months ended March 31, 2021.

Our Segments

We operate in three primary segments: Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. We believe that Merchants Bank’s subsidiary, Merchants Capital Corp. (“MCC”), which operates in our Multi-Family Mortgage Banking segment, is one of the largest FHA lenders and GNMA servicers in the country based on aggregate loan principal value. As of March 31, 2022, MCC also had a $14.7 billion servicing portfolio for banks and investors, including $4.2 billion serviced for Merchants Bank. The servicing portfolio is primarily GNMA loans and is a significant source of our noninterest income and deposits.

Our Mortgage Warehousing segment funds agency eligible loans for non-depository financial institutions from the date of origination or purchase until the date of sale to an investor, which typically takes less than 30 days and is a significant source of our net interest income, loans, and deposits. Mortgage Warehousing has grown to fund over $111 billion in 2020 and $78 billion in 2021. Mortgage Warehousing also provides commercial loans and collects deposits related to the mortgage escrow accounts of its customers.

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

Our segments diversify the net income of Merchants Bank and provide synergies across the segments. The strategic opportunities include that MCC loans are funded by the Merchant Banking segment and the Banking segment provides GNMA custodial services to MCC. The securities available for sale funded by MCC custodial deposits, as well as loans generated by Merchants Bank, are pledged to the FHLB to provide advance capacity during periods of high residential

Merchants Bancorp

loan volume for mortgage warehousing. Mortgage Warehousing provides leads to correspondent residential lending in the banking segment. MCC also provides leads to Merchants Bank for core deposit opportunities. Retail and commercial customers provide cross selling opportunities within the banking segment. These and other synergies form a part of our strategic plan.

For the three months ended March 31, 2022 and 2021, we had total net income of $50.1 million and $62.0 million, respectively. Net income for our three segments for the respective periods was as follows:

	For the Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Multi-family Mortgage Banking	$11,492	$11,961
Mortgage Warehousing	13,159	29,183
Banking	28,764	23,025
Other	(3,273)	(2,186)

Total	$50,142	$61,983

Multi-family Mortgage Banking.   The Multi-family Mortgage Banking segment reported net income of $11.5 million for the three months ended March 31, 2022, a decrease of 4%, from net income of $12.0 million reported for the three months ended March 31, 2021. The lower net income was primarily due to lower noninterest income from a decrease in gain on sale of loans that was partially offset by higher loan servicing fees and other income. The increase in loan servicing fees reflected a positive fair market value adjustment of $3.3 million on serving rights for the three months ended March 31, 2022 compared to a positive fair market value adjustment of $2.1 million for the three months ended March 31, 2021.

Mortgage Warehousing.   The Mortgage Warehousing segment reported net income of $13.2 for the three months ended March 31, 2022, a decrease of $16.0 million, or 55%, over the three months ended March 31, 2021. The lower net income reflected lower net interest income and mortgage warehouse fees as industry volumes declined as market interest rates increased. There was a 56% decrease in warehouse loan volume of $9.3 billion compared to $21.1 billion for the three months ended March 31, 2021, which was greater than the industry volume decrease of 37%, according to the Mortgage Bankers Association.

Banking.   The Banking segment reported net income of $28.8 million for the three months ended March 31, 2022, an increase of $5.7 million, or 25%, over the three months ended March 31, 2021. The increase in net income was primarily due to $12.1 million higher net interest income that was partially offset by lower noninterest income from gains on sale of loans. The increase in net interest income was largely attributable to the growth in our investment real estate lending portfolio. Included in noninterest income for the three months ended March 31, 2022 was a $4.3 million positive fair market value adjustment to servicing rights, which compared to a $4.7 million positive fair market value adjustment for the three months ended March 31, 2021.

Liquidity and Capital Resources

Liquidity.

Our primary sources of funds are business and consumer deposits, escrow and custodial deposits, brokered deposits, borrowings, principal and interest payments on loans, and proceeds from sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash, short-term investments, including interest-bearing demand deposits, mortgage loans in process of securitization, loans held for sale, and warehouse lines of credit included in loans receivable, all of which represent 39% of total assets at March 31, 2022. The

Merchants Bancorp

levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.3 billion and $295.8 million for the three months ended March 31, 2022 and 2021, respectively. Net cash (used in) investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $(247.1) million and $(194.7) million for the three months ended March 31, 2022 and 2021, respectively. Net cash (used in) financing activities, which is comprised primarily of net change in borrowings and deposits was $(1.7) billion and $(11.4) million for the three months ended March 31, 2022 and 2021, respectively.

At March 31, 2022, we had $2.6 billion in outstanding commitments to extend credit that are subject to credit risk and $4.1 billion outstanding commitments subject to certain performance criteria and cancellation by the Company, including loans pending closing, unfunded construction draws, and unfunded lines of warehouse credit. We anticipate that we will have sufficient funds available to meet our current loan origination commitments.

Certificates of deposit that are scheduled to mature in less than one year from March 31, 2022 totaled $476.4 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances, the Federal Reserve discount window, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Off-Balance Sheet Arrangements

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

Capital Resources.

At March 31, 2022, based on available collateral, we had $2.2 billion in available unused borrowing capacity with the FHLB and the Federal Reserve discount window. While the amounts available fluctuate daily, we also had an additional $350.0 million of borrowing capacity through our membership in the AFX as of March 31, 2022. This liquidity enhances the ability to effectively manage interest expense and asset levels in the future. The Company began utilizing the PPPLF and the Federal Reserve discount window during 2020, and AFX during the year ended December 31, 2021.

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

Shareholders’ Equity. Shareholders’ equity was $1.2 billion as of March 31, 2022, compared to $1.2 billion as of December 31, 2021. The $33.1 million increase resulted primarily from the net income of $50.1 million, which was partially offset by dividends paid on common and preferred shares of $8.8 million during the period, as well as a $3.6

Merchants Bancorp

million adjustment to retained earnings associated with the adoption of CECL and a $4.9 million unrealized loss to accumulated other comprehensive income.

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

Dividends on the 8% Preferred Stock, to the extent declared by the Company’s board, were payable quarterly at an annual rate of $80.00 per share. As of December 31, 2020, the 8% Preferred Stock became redeemable by the Company at any time, subject to regulatory approval and upon at least 30 days’ prior notice to the holders thereof.

Merchants Bancorp

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

Common Shares/Dividends. As of March 31, 2022, the Company had 43,267,776 common shares issued and outstanding. The Board expects to declare a quarterly dividend of $0.07 per share in each quarter of 2022.

Capital Adequacy.

The following tables present the Company’s capital ratios at March 31, 2022 and December 31, 2021:

			Minimum Amount
			To Be Well
	Actual		Capitalized(1)
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
March 31, 2022
CBLR (Tier 1) capital(1) (to average assets)
(i.e., CBLR - leverage ratio)
Company	$1,175,856	11.3%	$937,575	> 9%
Merchants Bank	1,126,531	11.2%	908,744	> 9%
FMBI	29,818	10.1%	26,699	> 9%
(1)	As defined by regulatory agencies.

			Minimum Amount
			To Be Well
	Actual		Capitalized(1)
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2021
CBLR (Tier 1) capital(1) (to average assets)
(i.e., CBLR - leverage ratio)
Company	$1,138,090	10.4%	$928,731	> 8.5%
Merchants Bank	1,088,621	10.3%	901,188	> 8.5%
FMBI	28,958	9.7%	25,499	> 8.5%
(1)	As defined by regulatory agencies.

Merchants Bancorp

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

The Company, Merchants Bank, and FMBI elected to begin using CBLR in the first quarter of 2020 and all intend to utilize this measure until they no longer meet the eligibility criteria and the applicable grace periods have expired. Accordingly, the Company will not calculate or report risk-based capital ratios at this time.

At March 31, 2022 the Company’s off-balance sheets exposures exceeded 25% of total assets. If these exposures remain above 25%, the Company may no longer be eligible to utilize CBLR after September 30, 2022, when the grace periods expire. Although total assets did not exceed $10 billion, the Company is prepared to address the additional regulatory requirements and does not expect it to have significant financial implications.

Management believes, as of March 31, 2022 and December 31, 2021, that the Company, Merchants Bank, and FMBI met all the regulatory capital adequacy requirements with CBLR to be classified as well-capitalized, and management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s, Merchants Bank’s, or FMBI’s category.

Failure to exceed the leverage ratio threshold required under CBLR in the future, subject to any applicable grace period, would require the Company, Merchants Bank, and/or FMBI to return to the risk-based capital ratio thresholds previously utilized under the fully phased-in Basal III Capital Rules to determine capital adequacy.

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

Interest Rate Risk

Overview. Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (reprice risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries, LIBOR or SOFR.

Merchants Bancorp

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

The following table presents NII at Risk for Merchants Bank as of March 31, 2022 and December 31, 2021.

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
March 31, 2022:
Dollar change	$(22,554)	$(20,608)	$30,144	$70,882
Percent change	(8.4)%	(7.6)%	11.2%	26.2%

December 31, 2021:
Dollar change	$(13,810)	$(17,991)	$21,895	$65,010
Percent change	(4.9)%	(6.3)%	7.7%	22.9%

Our interest rate risk management policy limits the change in our net interest income to 20% for a +/-100 basis point move in interest rates, and 30% for a +/-200 basis point move in rates. At March 31, 2022 we estimated that we are within policy limits set by our board of directors for the -200, -100, +100, and +200 basis point scenarios.

Merchants Bancorp

The EVE results for Merchants Bank included in the following table reflect the analysis used quarterly by management. It models immediate -200, -100, +100 and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
March 31, 2022:
Dollar change	$118,403	$72,048	$(15,970)	$(20,594)
Percent change	10.6%	6.4%	(1.4)%	(1.8)%

December 31, 2021:
Dollar change	$3,703	$42,983	$(6,817)	$(6,288)
Percent change	0.3%	4.0%	(0.6)%	(0.6)%

Our interest rate risk management policy limits the change in our EVE to 15% for a +/-100 basis point move in interest rates, and 20% for a +/-200 basis point move in rates. We are within policy limits set by our board of directors for the -200, -100, +100 and +200 basis point scenarios. The EVE reported at March 31, 2022 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective.

(b)        Changes in internal control.

There have been no changes in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Merchants Bancorp

Part II

Other Information

ITEM 1.      Legal Proceedings

None.

ITEM 1A.   Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Merchants Bancorp

Date:	May 9, 2022	By:	/s/ Michael F. Petrie
Michael F. Petrie
Chairman & Chief Executive Officer

Date:	May 9, 2022	By:	/s/ John F. Macke
John F. Macke Chief Financial & Accounting Officer
(Principal Financial Officer)