Form 10-Q
period 2022-06-30
Merchants Bancorp
filed 2022-08-08
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 1, 2022, the latest practicable date, 43,106,505 shares of the registrant’s common stock, without par value, were issued and outstanding.

Merchants Bancorp

Part I – Financial Information

Item 1. Financial Statements

Merchants Bancorp

Condensed Consolidated Balance Sheets

June 30, 2022 (Unaudited) and December 31, 2021

(In thousands, except share data)

	June 30,	December 31,
	2022	2021
Assets
Cash and due from banks	$10,714	$14,030
Interest-earning demand accounts	247,432	1,018,584
Cash and cash equivalents	258,146	1,032,614
Securities purchased under agreements to resell	3,520	5,888
Mortgage loans in process of securitization	323,046	569,239
Available for sale securities	336,814	310,629
Federal Home Loan Bank (FHLB) stock	39,130	29,588
Loans held for sale (includes $41,991 and $48,583, respectively at fair value)	2,759,116	3,303,199
Loans receivable, net of allowance for credit losses on loans of $37,474 and $31,344, respectively	7,033,203	5,751,319
Premises and equipment, net	35,085	31,212
Servicing rights	130,710	110,348
Interest receivable	26,184	24,103
Goodwill	15,845	15,845
Intangible assets, net	1,441	1,707
Other assets and receivables	123,815	92,947
Total assets	$11,086,055	$11,278,638
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$444,461	$641,442
Interest-bearing	7,855,277	8,341,171
Total deposits	8,299,738	8,982,613
Borrowings	1,440,904	1,033,954
Deferred and current tax liabilities, net	19,414	19,170
Other liabilities	97,460	87,492
Total liabilities	9,857,516	10,123,229
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value(1)
Authorized - 75,000,000 shares at June 30, 2022 and 50,000,000 shares at December 31, 2021
Issued and outstanding - 43,106,505 shares at June 30, 2022 and 43,180,079 shares at December 31, 2021	136,671	137,565
Preferred stock, without par value - 5,000,000 total shares authorized
7% Series A Preferred stock - $25 per share liquidation preference
Authorized - 3,500,000 shares
Issued and outstanding - 2,081,800 shares	50,221	50,221
6% Series B Preferred stock - $1,000 per share liquidation preference
Authorized - 125,000 shares
Issued and outstanding - 125,000 shares (equivalent to 5,000,000 depositary shares)	120,844	120,844
6% Series C Preferred stock - $1,000 per share liquidation preference
Authorized - 250,000 shares
Issued and outstanding - 196,181 shares (equivalent to 7,847,233 depositary shares)	191,084	191,084
Retained earnings	737,789	657,149
Accumulated other comprehensive loss	(8,070)	(1,454)
Total shareholders' equity	1,228,539	1,155,409
Total liabilities and shareholders' equity	$11,086,055	$11,278,638

(1)	The number of shares have been restated to reflect the 3-for-2 common stock split, effective on January 17, 2022.

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Income (Unaudited)

For the Three and Six Months Ended June 30, 2022 and 2021

(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest Income
Loans	$85,994	$68,276	$158,190	$143,793
Mortgage loans in process of securitization	1,449	2,724	3,694	5,860
Investment securities:
Available for sale - taxable	917	833	1,618	1,187
Available for sale - tax exempt	—	9	—	20
Federal Home Loan Bank stock	284	392	553	776
Other	626	204	1,227	351
Total interest income	89,270	72,438	165,282	151,987
Interest Expense
Deposits	14,768	6,683	23,581	12,783
Borrowed funds	2,471	1,348	3,945	2,834
Total interest expense	17,239	8,031	27,526	15,617
Net Interest Income	72,031	64,407	137,756	136,370
Provision (credit) for credit losses	6,212	(315)	8,663	1,348
Net Interest Income After Provision for Credit Losses	65,819	64,722	129,093	135,022
Noninterest Income
Gain on sale of loans	21,564	25,122	39,529	53,742
Loan servicing fees, net	9,607	1,727	19,338	9,678
Mortgage warehouse fees	1,350	3,079	3,208	7,195
Syndication and asset management fees	1,599	480	2,213	535
Other income	5,051	2,447	9,480	5,641
Total noninterest income	39,171	32,855	73,768	76,791
Noninterest Expense
Salaries and employee benefits	22,475	18,869	43,768	40,143
Loan expenses	1,184	1,921	2,395	4,444
Occupancy and equipment	2,011	1,808	3,825	3,435
Professional fees	1,594	779	2,897	1,201
Deposit insurance expense	670	651	1,429	1,322
Technology expense	1,304	971	2,540	1,908
Other expense	3,719	3,184	7,136	5,814
Total noninterest expense	32,957	28,183	63,990	58,267
Income Before Income Taxes	72,033	69,394	138,871	153,546
Provision for income taxes	18,098	17,977	34,794	40,146
Net Income	$53,935	$51,417	$104,077	$113,400
Dividends on preferred stock	(5,729)	(5,659)	(11,457)	(9,416)
Net Income Allocated to Common Shareholders	48,206	45,758	92,620	103,984
Basic Earnings Per Share(1)	$1.12	$1.06	$2.14	$2.41
Diluted Earnings Per Share(1)	$1.11	$1.06	$2.14	$2.40
Weighted-Average Shares Outstanding(1)
Basic	43,209,824	43,174,220	43,220,198	43,166,223
Diluted	43,335,211	43,311,488	43,367,875	43,293,599

(1)	The number of shares and per share amounts have been restated to reflect the 3-for-2 common stock split, effective on January 17, 2022.

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three and Six Months Ended June 30, 2022 and 2021

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Income	$53,935	$51,417	$104,077	$113,400
Other Comprehensive Loss:
Net change in unrealized losses on investment securities available for sale, net of tax benefits of $553, $87, $2,203 and $130, respectively	(1,766)	(253)	(6,616)	(378)
Other comprehensive loss for the period	(1,766)	(253)	(6,616)	(378)
Comprehensive Income	$52,169	$51,164	$97,461	$113,022

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three and Six Months Ended June 30, 2022 and 2021

(In thousands, except share data)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022		2021		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance beginning of period(1)	43,267,776	$137,882	43,173,209	$136,474	43,180,079	$137,565	43,120,625	$135,857
Repurchase of common stock	(165,037)	(1,761)			(165,037)	(1,761)
Cash paid in lieu of fractional shares for stock split	-	-			(29)	(1)
Distribution to employee stock ownership plan	-	-	-	-	20,709	653	29,149	537
Shares issued for stock compensation plans, net of taxes withheld to satisfy tax obligations	3,766	550	2,190	362	70,783	215	25,625	442
Balance end of period	43,106,505	136,671	43,175,399	136,836	43,106,505	136,671	43,175,399	136,836

8% Preferred Stock
Balance beginning of period	-	-	41,625	41,581	-	-	41,625	41,581
Redemption of 8% preferred stock	-	-	(41,625)	(41,581)	-	-	(41,625)	(41,581)
Balance end of period	-	-	-	-	-	-	-	-

7% Series A Preferred Stock
Balance at beginning and end of period	2,081,800	50,221	2,081,800	50,221	2,081,800	50,221	2,081,800	50,221

6% Series B Preferred Stock
Balance at beginning and end of period	125,000	120,844	125,000	120,844	125,000	120,844	125,000	120,844

6% Series C Preferred Stock
Balance beginning of period	196,181	191,084	150,000	144,925	196,181	191,084	-	-
Issuance of 6% Series C preferred stock, net of $5.1 million in offering expenses	-	-	-	1	-	-	150,000	144,926
Private issuance of 6% Series C preferred stock, net of $23 in offering expenses	-	-	46,181	46,158	-	-	46,181	46,158
Balance end of period	196,181	191,084	196,181	191,084	196,181	191,084	196,181	191,084

Retained Earnings
Balance beginning of period		694,776		516,961		657,149		461,744
Net income		53,935		51,417		104,077		113,400
Impact from adoption of ASU 2016-13 (Credit Losses)		-		-		(3,648)		-
Impact from adoption of ASU 2016-02 (Leases)		-		-		(110)		-
Dividends on 8% preferred stock, $80.00 per share, annually		-		-		-		(833)
Final dividend for redemption of 8% preferred stock, $3.33 per share		-		-		-		(139)
Dividends on 7% Series A preferred stock, $1.75 per share, annually		(911)		(911)		(1,821)		(1,821)
Dividends on 6% Series B preferred stock, $60.00 per share, annually		(1,875)		(1,875)		(3,750)		(3,750)
Dividends on 6% Series C preferred stock, $60.00 per share, annually		(2,943)		(2,873)		(5,886)		(2,873)
Dividends on common stock, $0.28 per share, annually in 2022 and $0.24 per share, annually in 2021		(3,019)		(2,591)		(6,048)		(5,181)
Deconsolidation of entities		-		-		-		(419)
Redemption of 8% preferred stock		-		(45)		-		(45)
Repurchase of common stock		(2,174)		-		(2,174)		-
Balance end of period		737,789		560,083		737,789		560,083

Accumulated Other Comprehensive Income (Loss)
Balance beginning of period		(6,304)		249		(1,454)		374
Other comprehensive loss		(1,766)		(253)		(6,616)		(378)
Balance end of period		(8,070)		(4)		(8,070)		(4)

Total shareholders' equity		$1,228,539		$1,059,064		$1,228,539		$1,059,064

(1)	The number of shares have been restated to reflect the 3-for-2 common stock split, effective on January 17, 2022.

See notes to condensed consolidated financial statements

Merchants Bancorp

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2022 and 2021

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Operating activities:
Net income	$104,077	$113,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,204	1,061
Provision for credit losses	8,663	1,348
Gain on sale of loans	(39,529)	(53,742)
Proceeds from sales of loans	14,491,319	30,088,479
Loans and participations originated and purchased for sale	(13,918,978)	(29,764,386)
Purchases of low-income housing tax credits for sale	(9,829)	—
Change in servicing rights for paydowns and fair value adjustments	(9,367)	543
Net change in:
Mortgage loans in process of securitization	246,193	(123,181)
Other assets and receivables	(17,738)	(4,072)
Other liabilities	18,389	12,071
Other	371	(906)
Net cash provided by operating activities	874,775	270,615
Investing activities:
Net change in securities purchased under agreements to resell	2,368	73
Purchases of available for sale securities	(47,866)	(130,204)
Proceeds from the sale of available for sale securities	—	34,469
Proceeds from calls, maturities and paydowns of available for sale securities	12,206	49,444
Purchases of loans	(92,533)	(250,678)
Net change in loans receivable	(1,199,040)	(126,810)
Proceeds from sale of loans receivable	—	262,086
Purchase of FHLB stock	(10,326)	(111)
Proceeds from sale of FHLB stock	784	—
Proceeds from sale of servicing rights	—	438
Purchases of premises and equipment	(5,113)	(2,686)
Purchase of servicing rights	(2,057)	—
Purchase of limited partnership interests	(13,225)	(1,603)
Cash paid in deconsolidation of subsidiary	—	(464)
Other investing activities	2,924	366
Net cash used in investing activities	(1,351,878)	(165,680)
Financing activities:
Net change in deposits	(682,875)	629,407
Proceeds from borrowings	21,595,000	20,406,224
Repayment of borrowings	(21,190,050)	(21,053,107)
Proceeds from notes payable	2,000	—
Proceeds from issuance of preferred stock	—	191,084
Repurchase of preferred stock	—	(41,625)
Repurchase of common stock	(3,935)	—
Dividends	(17,505)	(14,597)
Net cash provided by (used in) financing activities	(297,365)	117,386
Net Change in Cash and Cash Equivalents	(774,468)	222,321
Cash and Cash Equivalents, Beginning of Period	1,032,614	179,728
Cash and Cash Equivalents, End of Period	$258,146	$402,049
Supplemental Cash Flows Information:
Interest paid	$25,191	$14,622
Income taxes paid, net of refunds	28,331	41,667
Transfer of loans from loans receivable to loans held for sale	—	166,688
Deconsolidation of debt fund entities	—	See Note 1

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

The accompanying unaudited condensed consolidated balance sheet of the Company as of December 31, 2021, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021, were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2021 in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of June 30, 2022 and the results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. All interim amounts have not been audited and the results of operations for the three and six months ended June 30, 2022, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of and for the period ended June 30, 2022 and 2021 include results from the Company, and its wholly owned subsidiaries, Merchants Bank, FMBI and MAM. Also included are Merchants Bank’s primary operating subsidiaries, MCC, MCS and MCI, as well as all direct and indirectly owned subsidiaries owned by Merchants Bancorp.

In addition, when the Company makes an equity investment in an entity for which it holds a variable interest, it is evaluated for consolidation requirements under Accounting Standards Update of Topic 810. Accordingly, the entity is assessed for potential consolidation under the variable interest entity (“VIE”) model and would only consolidate those entities for which it is a primary beneficiary. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the entity, and an interest that could be significant to the entity. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size and form of our involvement with the entity are evaluated. Alternatively, under the voting interest model, it would only consolidate those entities for which it has a controlling interest. Because the variable interest investments held by the Company as of June 30, 2022 are not deemed to be primary beneficiaries or controlling interests, the entities are not consolidated and the equity method or proportional method of accounting has been applied. The Company will analyze whether its entities are the primary beneficiary on an ongoing basis. Changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment. See Note 5: Variable Interest Entities (VIEs) for additional information about VIEs.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Deconsolidation

The unaudited condensed consolidated financial statements included consolidated results from certain entities primarily involved in single-family debt financing until January 30, 2021, while the Company was deemed to be a primary beneficiary. On February 1, 2021, the Company’s single-family debt fund entities were restructured in such a way that its ownership and participation was significantly reduced with the inclusion of additional, unrelated investors and the Company was no longer classified as a primary beneficiary.  Accordingly, results from these entities were no longer consolidated after this date, in accordance with the consolidation guidelines of the Accounting Standards Update of Topic 810.

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

CECL replaces the previous "allowance for loan and lease losses" model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio, with an "expected loss" model for measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the included assets. The new CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures (“OBCEs”) based on historical experiences, current conditions, and reasonable and supportable forecasts. CECL also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as credit quality and underwriting standards of an organization's portfolio. In addition, CECL includes certain changes to the accounting for investment securities available for sale depending on whether management intends to sell the securities or believes that it is more likely than not they will be required to sell.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of adoption date on January 1, 2022, the Company recorded a $3.6 million decrease, net of taxes, to retained earnings for the cumulative effect of adopting CECL. The transition adjustment included a $0.3 million increase to retained earnings related to allowance for credit losses on loans (“ACL-Loans”) and a $5.2 million decrease to retained earnings related to allowance for OBCEs (“ACL-OBCEs”). The following table summarizes the impact of the adoption of CECL on the Company’s balance sheet as of January 1, 2022.

		Impact of	January 1, 2022
		CECL	Post-CECL
	December 31, 2021	Adoption	Adoption

Assets:	(In thousands)
MTG WHLOC	$1,955	$41	$1,996
RES RE	4,170	275	4,445
MF FIN	14,084	520	14,604
HC FIN	4,461	139	4,600
CML & CRE	5,879	(1,277)	4,602
AG & AGRE	657	(18)	639
CON & MAR	138	21	159
ACL - Loans	$31,344	$(299)	$31,045

Liabilities:
ACL - OBCEs (in Other Liabilities)	$—	$5,176	$5,176

Stockholders' Equity:
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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Reclassifications

Certain reclassifications may have been made to the 2021 financial statements to conform to the financial statement presentation as of and for the three and six months ended June 30, 2022. These reclassifications had no effect on net income.

Note 2:   Securities Available For Sale

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities were as follows:

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Available for sale securities:
Treasury notes	$35,111	$1	$308	$34,804
Federal agencies	284,978	—	10,126	274,852
Mortgage-backed - Government-sponsored entity (GSE)	15,774	12	7	15,779
Mortgage-backed - Non-GSE multi-family	11,731	—	352	11,379
Total available for sale securities	$347,594	$13	$10,793	$336,814

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Available for sale securities:
Treasury notes	$8,232	$4	$27	$8,209
Federal agencies	264,970	—	1,675	263,295
Municipals	4,300	—	—	4,300
Mortgage-backed - Government-sponsored entity (GSE)	18,664	32	336	18,360
Mortgage-backed - Non-GSE multi-family	16,424	41	—	16,465
Total available for sale securities	$312,590	$77	$2,038	$310,629

At June 30, 2022 and December 31, 2021, GSE mortgage-backed securities included in the tables above are primarily backed by multi-family loans. The tables above for June 30, 2022 and December 31, 2021 also include securities purchased from Freddie Mac following the loan sale and securitization arrangement with Freddie Mac described in Note 4: Loans and Allowance for Credit Losses on Loans.

Accrued interest on available for sale securities totaled $0.5 million at June 30, 2022 and $0.4 million at December 31, 2021, respectively, and is excluded from the estimate of credit losses.

The amortized cost and fair value of available for sale securities at June 30, 2022 and December 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Contractual Maturity	(In thousands)
Within one year	$54,247	$52,983	$6,548	$6,551
After one through five years	265,842	256,673	270,954	269,253
After five through ten years	—	—	—	—
After ten years	—	—	—	—
	320,089	309,656	277,502	275,804
Mortgage-backed - Government-sponsored entity (GSE)	15,774	15,779	18,664	18,360
Mortgage-backed - Non-GSE multi-family	11,731	11,379	16,424	16,465
	$347,594	$336,814	$312,590	$310,629

During the three and six months ended June 30, 2022, no securities available for sale were sold. During the three and six months ended June 30, 2021 proceeds from sales of $34.5 million securities available for sale were sold, and no gain or loss was recognized.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021:

	June 30, 2022
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Available for sale securities:
Treasury notes	$32,599	$263	$1,955	$45	$34,554	$308
Federal agencies	169,115	5,884	105,737	4,242	274,852	10,126
Mortgage-backed - Government-sponsored entity (GSE)	798	7	—	—	798	7
Mortgage-backed - Non-GSE multi-family	—	352	—	—	—	352
	$202,512	$6,506	$107,692	$4,287	$310,204	$10,793

	December 31, 2021
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Available for sale securities:
Treasury notes	$7,957	$27	$—	$—	$7,957	$27
Federal agencies	238,489	1,503	24,806	172	263,295	1,675
Mortgage-backed - Government-sponsored entity (GSE)	719	336	—	—	719	336
	$247,165	$1,866	$24,806	$172	$271,971	$2,038

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

In evaluating available for sale securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized losses on the Company’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. There were no credit related factors underlying unrealized losses on available for sale debt securities at June 30, 2022 and December 31, 2021.

Note 3:   Mortgage Loans in Process of Securitization

Mortgage loans in process of securitization are recorded at fair value with changes in fair value recorded in earnings. These include multi-family rental real estate loan originations to be sold as Government National Mortgage Association (“Ginnie Mae”) mortgage-backed securities and Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) participation certificates, all of which are pending settlement with firm investor commitments to purchase the securities, typically occurring within 30 days. The fair value increases recorded in earnings for mortgage loans in process of securitization totaled $4.9 million and $7.0 million at June 30, 2022 and 2021, respectively.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest separately from the related loan balance in the consolidated balance sheets. Accrued interest on loans totaled $18.0 million and $15.4 million at June 30, 2022 and December 31, 2021, respectively.

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

The Company offers warehouse lines of credit to fund mortgage loans held for sale from closing until sale to an investor. Under a warehousing arrangement the Company funds a mortgage loan as secured financing. The warehousing arrangement is secured by the underlying mortgages and a combination of deposits, personal guarantees and advance rates. The Company typically holds the collateral until it is sent under a bailee arrangement instructing the investor to send proceeds to the Company. Typical investors are large financial institutions or government agencies. Interest earned from the time of funding to the time of sale is recognized as interest income as accrued. Fees earned agreements are recognized when collected as noninterest income.

 Loan Portfolio Summary

Loans receivable at June 30, 2022 and December 31, 2021 include:

	June 30,	December 31,
	2022	2021

	(In thousands)

Mortgage warehouse lines of credit	$900,585	$781,437
Residential real estate	876,652	843,101
Multi-family financing(1)	3,236,917	2,702,042
Healthcare financing(1)	1,262,424	826,157
Commercial and commercial real estate	695,158	520,199
Agricultural production and real estate	90,070	97,060
Consumer and margin loans	8,871	12,667
	7,070,677	5,782,663
Less:
ACL-Loans	37,474	31,344

Loans Receivable	$7,033,203	$5,751,319

(1)	In 2022, the Company started presenting these two loan types on separate lines for reporting purposes.

In response to the COVID-19 global pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) established the Paycheck Protection Program (“PPP”) to provide loans for eligible business/not-for-profits. These loans qualify for forgiveness when used for qualifying expenses during the appropriate period. Loans funded through the PPP are fully guaranteed by the U.S. government. As of June 30, 2022 all PPP loans have been forgiven. As of December 31, 2021, commercial and commercial real estate loans included PPP loans with principal balances of $7.0 million that had not yet been forgiven.

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

As a secured repurchase agreement, collateral pledged to the Company secures each individual mortgage until the lender sells the loan in the secondary market. A traditional secured warehouse line of credit typically carries a base interest rate of 30-day London Interbank Offered Rate (“LIBOR”) or the Federal Reserve’s Secured Overnight Financing Rate (“SOFR”), or mortgage note rate and a margin.

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

Multi-Family Financing (MF FIN): The Company engages in multi-family financing, including construction loans, specializing in originating and servicing loans for multi-family rental properties. In addition, the Company originates loans secured by an assignment of federal income tax credits by partnerships invested in multi-family real estate projects. Construction and land loans are generally based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment of these loans are dependent on the cash flow of the property, and may include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent agency-eligible financing is obtained. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economy in the Company’s market area. Repayment of these loans depends on the successful operation of a business or property and the borrower’s cash flows. Loans included in this segment typically carry a base rate of SOFR that adjusts on a monthly basis and a margin.

Healthcare Financing (HC FIN): The healthcare financing portfolio includes customized loan products for independent living, assisted living, memory care and skilled nursing projects. A variety of loan products are available to accommodate rehabilitation, acquisition, and refinancing of healthcare properties. Credit risk in these loans are primarily driven by local demographics and the expertise of the operators of the facilities. Repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent agency-eligible financing is obtained, as well as successful operation of a business or property and the borrower’s cash flows. Loans included in this segment typically carry a base rate of SOFR that adjusts on a monthly basis and a margin.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Agricultural real estate loans included in this segment are typically structured with a one-year ARM, 3-year ARM or 5-year ARM CMT and a margin. Agriculture production, livestock, and equipment loans are structured with variable rates that are indexed to prime or fixed for terms not exceeding 5 years.

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

The ACL-Loans is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans considering relevant available information from internal and external sources, including historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance also incorporates reasonable and supportable forecasts. There have been no changes to the credit quality components used to assess risk during the six months ended June 30, 2022. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The level of the ACL is believed to be adequate to absorb innate expected future losses in the loan portfolio as of the measurement date.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present, by loan portfolio segment, the activity in the ACL-Loans for the three and six months ended June 30, 2022:

	For the Three Months Ended June 30, 2022
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$1,941	$4,547	$15,131	$5,618	$4,102	$597	$166	$32,102
Provision for credit losses	481	363	1,233	2,318	474	(46)	(55)	4,768
Loans charged to the allowance	—	—	—	—	(32)	—	(15)	(47)
Recoveries of loans previously charged off	—	—	—	—	651	—	—	651
Balance, end of period	$2,422	$4,910	$16,364	$7,936	$5,195	$551	$96	$37,474

	For the Six Months Ended June 30, 2022
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$1,955	$4,170	$14,084	$4,461	$5,879	$657	$138	$31,344
Impact of adopting CECL	41	275	520	139	(1,277)	(18)	21	(299)
Provision for credit losses	426	465	1,760	3,336	905	(88)	(55)	6,749
Loans charged to the allowance	—	—	—	—	(963)	—	(15)	(978)
Recoveries of loans previously charged off	—	—	—	—	651	—	7	658
Balance, end of period	$2,422	$4,910	$16,364	$7,936	$5,195	$551	$96	$37,474

The Company recorded a provision for credit losses of $6.2 million for the three months ended June 30, 2022. The $6.2 million provision for credit losses consisted of $4.8 million for the ACL-Loans, $0.2 million for the ACL-OBCE’s and $1.2 million for the contingent reserve related to the Freddie Mac-sponsored Q-series securitization transaction.

The Company recorded a provision for credit losses of $8.7 million for the six months ended June 30, 2022. The $8.7 million provision for credit losses consisted of $6.7 million for the ACL-Loans, $0.8 million for the ACL-OBCE’s, and $1.2 million for the contingent reserve related to the Freddie Mac-sponsored Q-series securitization transaction.

Prior to the adoption of CECL, the Company maintained an allowance for loan losses in accordance with the incurred loss model as disclosed in the Company’s 2021 Annual Report on Form 10-K.

The following tables present the allowance for loan losses for the three and six months ended June 30, 2021:

	For the Three Months Ended June 30, 2021
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of period	$3,321	$3,600	$13,396	$3,740	$4,264	$632	$138	$29,091
Provision for credit losses	(386)	371	(1,718)	364	1,059	(21)	16	(315)
Loans charged to the allowance	—	(2)	—	—	(84)	—	—	(86)
Recoveries of loans previously charged off	—	—	—	—	—	—	6	6
Balance, end of period	$2,935	$3,969	$11,678	$4,104	$5,239	$611	$160	$28,696

	For the Six Months Ended June 30, 2021
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of period	$4,018	$3,334	$12,041	$2,690	$4,641	$636	$140	$27,500
Provision for credit losses	(1,083)	637	(363)	1,414	750	(25)	18	1,348
Loans charged to the allowance	—	(2)	—	—	(152)	—	(6)	(160)
Recoveries of loans previously charged off	—	—	—	—	—	—	8	8
Balance, end of period	$2,935	$3,969	$11,678	$4,104	$5,239	$611	$160	$28,696

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

The below table presents the amortized cost basis and ACL-Loans allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses:

	June 30, 2022
	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL-Loans Allocation

	(In thousands)
RES RE	$353	$—	$6	$359	$29
MF FIN	36,760	—	—	36,760	187
CML & CRE	134	4,935	236	5,305	92
AG & AGRE	158	—	—	158	1
CON & MAR	—	—	3	3	—
Total collateral dependent loans	$37,405	$4,935	$245	$42,585	$309

There has been no significant changes to the types of collateral securing the Company’s collateral dependent loans compared to June 30, 2021.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on internal risk rating category as of June 30, 2022 and December 31, 2021:

	2022	2021	2020	2019	2018	Prior	Revolving Loans	TOTAL

	(In thousands)
MTG WHLOC
Acceptable and Above	$—	$—	$—	$—	$—	$—	$900,585	$900,585
Total	$—	$—	$—	$—	$—	$—	$900,585	$900,585
RES RE
Acceptable and Above	10,316	36,482	49,380	3,327	865	10,439	764,571	875,380
Special Mention (Watch)	—	—	—	61	74	779	—	914
Substandard	—	—	—	—	—	358	—	358
Total	$10,316	$36,482	$49,380	$3,388	$939	$11,576	$764,571	$876,652
MF FIN
Acceptable and Above	874,093	1,049,580	305,633	71,513	12,245	7,739	852,442	3,173,245
Special Mention (Watch)	14,614	12,298	—	—	—	—	—	26,912
Substandard	36,760	—	—	—	—	—	—	36,760
Total	$925,467	$1,061,878	$305,633	$71,513	$12,245	$7,739	$852,442	$3,236,917
HC FIN
Acceptable and Above	486,989	331,862	183,035	17,186	—	—	144,812	1,163,884
Special Mention (Watch)	—	29,462	62,373	6,705	—	—	—	98,540
Total	$486,989	$361,324	$245,408	$23,891	$—	$—	$144,812	$1,262,424
CML & CRE
Acceptable and Above	66,173	85,267	31,966	49,946	13,850	15,489	424,308	686,999
Special Mention (Watch)	48	21	1,448	129	—	234	973	2,853
Substandard	—	2,000	—	107	175	282	2,742	5,306
Total	$66,221	$87,288	$33,414	$50,182	$14,025	$16,005	$428,023	$695,158
AG & AGRE
Acceptable and Above	8,358	7,984	15,952	6,291	3,457	21,141	24,779	87,962
Special Mention (Watch)	14	64	719	431	288	390	44	1,950
Substandard	—	—	—	—	—	158	—	158
Total	$8,372	$8,048	$16,671	$6,722	$3,745	$21,689	$24,823	$90,070
CON & MAR
Acceptable and Above	240	674	394	140	4,743	20	2,638	8,849
Special Mention (Watch)	—	—	16	—	—	3	—	19
Substandard	—	—	—	—	—	3	—	3
Total	$240	$674	$410	$140	$4,743	$26	$2,638	$8,871

Total Acceptable and Above	$1,446,169	$1,511,849	$586,360	$148,403	$35,160	$54,828	$3,114,135	$6,896,904
Total Special Mention (Watch)	$14,676	$41,845	$64,556	$7,326	$362	$1,406	$1,017	$131,188
Total Substandard	$36,760	$2,000	$—	$107	$175	$801	$2,742	$42,585
Total Loans	$1,497,605	$1,555,694	$650,916	$155,836	$35,697	$57,035	$3,117,894	$7,070,677

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Delinquent Loans

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2022 and December 31, 2021. There was one loan totaling $36.8 million at June 30, 2022 and December 31, 2021 that had been modified in accordance with the CARES Act and therefore not classified as delinquent.  This loan has been granted extended dates to make payments and no payments were due as of June 30, 2022. Also excluded from the tables below are government guaranteed commercial SBA loans totaling $0 and $3.2 million that were 30-59 days past due and government guaranteed commercial SBA loans with balances of $0 and $274,000 that were over 90 days past due as of June 30, 2022 and December 31, 2021, respectively.

	June 30, 2022
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$900,585	$900,585
RES RE	307	216	176	699	875,953	876,652
MF FIN	—	—	—	—	3,236,917	3,236,917
HC FIN	—	—	—	—	1,262,424	1,262,424
CML & CRE	—	—	4,083	4,083	691,075	695,158
AG & AGRE	—	—	—	—	90,070	90,070
CON & MAR	39	42	3	84	8,787	8,871
	$346	$258	$4,262	$4,866	$7,065,811	$7,070,677

	December 31, 2021
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$781,437	$781,437
RES RE	1,252	287	186	1,725	841,376	843,101
MF FIN	—	—	—	—	2,702,042	2,702,042
HC FIN	—	—	—	—	826,157	826,157
CML & CRE	591	8	149	748	519,451	520,199
AG & AGRE	37	21	—	58	97,002	97,060
CON & MAR	43	5	40	88	12,579	12,667
	$1,923	$321	$375	$2,619	$5,780,044	$5,782,663

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

The following table presents by portfolio class, information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2021:

	For the Three Months Ended June 30, 2021
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

Average recorded investment in impaired loans	—	$2,201	$—	$—	$6,113	$175	$6	$8,495
Interest income recognized	—	16	—	—	55	—	—	71

	For the Six Months Ended June 30, 2021
					CML &	AG &	CON &
		RES RE	MF RE		CRE	AGRE	MAR	TOTAL

Average recorded investment in impaired loans	—	$2,442	$—	$—	$7,254	$1,000	$7	$10,703
Interest income recognized	—	27	—	—	259	—	—	286

Nonperforming Loans

Nonaccrual loans, including TDRs that have not met the six-month minimum performance criterion, are reported as nonperforming loans. For all loan classes, it is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until three months of satisfactory borrower performance, at which time management would consider its return to accrual status. A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is doubtful under the terms of the loan

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

agreement. Most generally, this is at 90 or more days past due. The amount of interest income recognized on nonaccrual financial assets during the six months ended June 30, 2022 was immaterial.

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at June 30, 2022 and December 31, 2021.

	June 30,		December 31,
	2022		2021
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing

	(In thousands)
RES RE	$347	$—	$362	$22
CML & CRE	4,305	—	—	149
AG & AGRE	158	—	158	30
CON & MAR	3	—	4	36
	$4,813	$—	$524	$237

The Company did not have any nonperforming loans without an estimated ACL at June 30, 2022.

No troubled loans were modified during the three or six months ended June 30, 2022 or 2021. No restructured loans defaulted during the three or six months ended June 30, 2022 or 2021. Loan modifications or forbearances related to the COVID-19 pandemic will generally not be considered TDRs.

The CARES Act included several provisions designed to help financial institutions like the Company in working with their customers. Section 4013 of the CARES Act, as extended, allows a financial institution to elect to suspend generally accepted accounting principles and regulatory determinations with respect to qualifying loan modifications related to COVID-19 that would otherwise be categorized as a TDR until January 1, 2022. The Company has taken advantage of this provision to extend certain payment modifications to loan customers in need. As of June 30, 2022, the Company has only one loan totaling $36.8 million that was modified during 2020 or 2021 under the CARES Act guidance, that remain on modified terms. The Company modified other loans under the guidance that have since returned to normal repayment status as of June 30, 2022.

There were no residential loans in process of foreclosure as of June 30, 2022 and December 31, 2021.

Loan Sales for Freddie Mac Q Series Securitizations

2022 Activity

On May 5, 2022, the Company entered into an arrangement through a third-party trust and Freddie Mac, by which a $214.0 million portfolio of multi-family loans were sold to the trust and ultimately securitized through Freddie Mac and sold to investors. The Company did not purchase any of the securities. The transfer of these loans was accounted for as a sale for financial reporting purposes, in accordance with ASC 860, and a $2.3 million net gain on sale was recognized, which included establishing a contingent and noncontingent reserve and servicing rights associated with this transaction.

The Company’s ongoing involvement in this transaction is limited to customary obligations of loan sales, including any material breach in representation.  In connection with the securitization, the Company also entered into a reimbursement agreement for a first loss position in the underlying loan portfolio, not to exceed 12% of the unpaid principal amount of the loans comprising the securitization pool at settlement, or approximately $25.7 million.  A contingent reserve of $1.2 million for estimated losses was established with respect to the first loss obligation on May 5, 2022, which was included in provision for credit losses on the consolidated statement of income and other liabilities on the consolidated balance sheet. A noncontingent reserve of $2.5 million related to the Company’s reimbursement obligation was included in other liabilities on the consolidated balance sheet and offset through gain on sale in the

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

consolidated statement of income. The Company was also required to hold collateral against the reimbursement agreement. Accordingly, $27.0 million of U.S. Treasury securities were acquired as part of the transaction.

As part of the securitization transaction, the Company released all mortgage servicing obligations and rights to Freddie Mac, who was designated as the Master Servicer. Freddie Mac appointed the Company with sub-servicing obligations, which include obligations to collect and remit payments of principal and interest, manage payments of taxes and insurance, and otherwise administer the underlying loans. Accordingly, the Company recognized a mortgage servicing asset of $1.2 million on the sale date.

2021 Activity

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

Loans Purchased

The Company purchased $92.5 million and $250.7 million of loans during the six months ended June 30, 2022 and 2021, respectively.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

At June 30, 2022 the Company determined it was not the primary beneficiary of its VIEs primarily because the Company did not have the obligation to absorb losses or the rights to receive benefits from the VIE that could potentially be significant to the VIE. Evaluation and assessment of VIEs for consolidation is performed on an ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment.

The Company’s maximum exposure to loss associated with its VIEs consists of the capital invested plus any unfunded equity commitments. These investments are recorded in other assets and other liabilities on our consolidated balance sheet. The table below reflects the size of the VIEs as well as our maximum exposure to loss in connection with these investments at June 30, 2022, and December 31, 2021.

	Total	Total	Maximum
Assets ($ in thousands)	Assets	Liabilities	Exposure to Loss

	(In thousands)
June 30, 2022
Unconsolidated VIEs	$39,898	$14,823	$38,414
December 31, 2021
Unconsolidated VIEs	$36,573	$21,014	$36,164

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

At June 30, 2022 the Company’s off-balance sheets exposures exceeded 25% of total assets. If these exposures remain above 25%, the Company may no longer be eligible to utilize CBLR after September 30, 2022, when the grace periods expire. Additionally, total assets exceeded $10 billion and the Company is prepared to address the additional regulatory requirements and does not expect it to have significant financial implications.

Management believes, as of June 30, 2022 and December 31, 2021, that the Company, Merchants Bank, and FMBI met all the regulatory capital adequacy requirements with CBLR to be classified as well-capitalized, and management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s, Merchants Bank’s, or FMBI’s category.

As of June 30, 2022 and December 31, 2021, the most recent notifications from the Board of Governors of the Federal Reserve System (“Federal Reserve”) categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank and FMBI as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s, Merchants Bank’s, or FMBI’s category.

The Company’s, Merchants Bank’s, and FMBI’s actual capital amounts and ratios are presented in the following tables.

			Minimum Amount
			To Be Well
	Actual		Capitalized(1)
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
June 30, 2022
CBLR (Tier 1) capital(1) (to average assets)
(i.e., CBLR - leverage ratio)
Company	$1,217,718	12.4%	$882,179	> 9%
Merchants Bank	1,171,291	12.3%	857,175	> 9%
FMBI	31,104	10.3%	27,088	> 9%
(1)	As defined by regulatory agencies.

			Minimum Amount
			To Be Well
	Actual		Capitalized(1)
	Amount	Ratio	Amount	Ratio

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

Forward Sales Commitments, Interest Rate Lock Commitments, and Interest Rate Swaps

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

Interest rate swaps are also used by the Company to reduce the risk that significant increases in interest rates may have on the value of certain loans held for sale and the respective loan payments received from borrowers.  All changes in the fair market value of these interest rate swaps and loans held for sale have been included in gain on sale of loans.  Any difference between the fixed and floating interest rate components of these transactions have been included in interest income.

All of these items are considered derivatives, but are not designated as accounting hedges, and are recorded at fair value with changes in fair value reflected in noninterest income on the condensed consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in other assets in the condensed consolidated balance sheets while derivative instruments with a negative fair value are reported in other liabilities in the condensed consolidated balance sheets.

The following table presents the notional amount and fair value of interest rate locks, forward contracts, and interest rate swaps utilized by the Company at June 30, 2022 and December 31, 2021.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

June 30, 2022	(In thousands)		(In thousands)
Interest rate lock commitments	$62,301	Other assets/liabilities	$299	$121
Forward contracts	$49,750	Other assets/liabilities	114	203
Interest rate swaps	$25,190	Other assets/liabilities	160	—
			$573	$324

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

December 31, 2021	(In thousands)		(In thousands)
Interest rate lock commitments	$58,701	Other assets/liabilities	$264	$41
Forward contracts	$81,250	Other assets/liabilities	86	118
			$350	$159

Fair values of these derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the interest rate lock commitment and the balance sheet date. The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three and six months ended June 30, 2022 and 2021.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Derivative gain (loss) included in other income:
Interest rate lock commitments	$837	$1,046	$(45)	$(5,698)
Forward contracts (includes pair-off settlements)	1,309	(2,289)	4,459	6,107
Net derivative gains (loss)	$2,146	$(1,243)	$4,414	$409
Gain (loss) included in gain on sale of loans:
Interest rates swaps - change in fair value	160	—	160	—
Hedged loans held for sale - change in fair value	(165)	—	(165)	—
Net gain (loss)	$(5)	$—	$(5)	$—

Derivatives on Behalf of Customers

The Company offers derivative contracts to some customers in connection with their risk management needs. These derivatives include back-to-back interest rate swaps. The Company manages the risk associated with these contracts by entering into an equal and offsetting derivative with a third-party dealer. These derivatives generally work together as an economic interest rate hedge, but the Company does not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred, typically resulting in no net earnings impact. The fair values of derivative assets and liabilities related to derivatives for customers with back-to-back interest rate swaps were recorded in the condensed consolidated balance sheets as follows:

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)		(In thousands)
June 30, 2022	$181,805	Other assets/liabilities	$3,662	$3,662
December 31, 2021	$135,686	Other assets/liabilities	$1,131	$1,131

The gross gains and losses on these derivative assets and liabilities were recorded in other noninterest income and other noninterest expense in the condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Gross swap gains	$2,035	$195	$2,531	$1,081
Gross swap losses	2,035	195	2,531	1,081
Net swap gains (losses)	$—	$—	$—	$—

The Company pledged $2.9 million and $3.9 million in collateral to secure its obligations under back-to-back swap contracts at June 30, 2022 and December 31, 2021, respectively.

Note 8:   Disclosures about Fair Value of Assets and Liabilities

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of observable

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2022 and December 31, 2021:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2022
Mortgage loans in process of securitization	$323,046	$—	$323,046	$—
Available for sale securities:
Treasury notes	34,804	34,804	—	—
Federal agencies	274,852	—	274,852	—
Mortgage-backed - Government-sponsored entity (GSE)	15,779	—	15,779	—
Mortgage-backed - Non-GSE multi-family	11,379	—	11,379	—
Loans held for sale	41,991	—	41,991	—
Servicing rights	130,710	—	—	130,710
Derivative assets - interest rate lock commitments	299	—	—	299
Derivative assets - forward contracts	114	—	114	—
Derivative assets - interest rate swaps	160	—	160	—
Derivative assets - interest rate swaps (back-to-back)	3,662	—	3,662	—
Derivative liabilities - interest rate lock commitments	121	—	—	121
Derivative liabilities - forward contracts	203	—	203	—
Derivative liabilities - interest rate swaps (back-to-back)	3,662	—	3,662	—

December 31, 2021
Mortgage loans in process of securitization	$569,239	$—	$569,239	$—
Available for sale securities:
Treasury notes	8,209	8,209	—	—
Federal agencies	263,295	—	263,295	—
Municipals	4,300	—	4,300	—
Mortgage-backed - Government-sponsored entity (GSE)	18,360	—	18,360	—
Mortgage-backed - Non-GSE multi-family	16,465	—	16,465	—
Loans held for sale	48,583	—	48,583	—
Servicing rights	110,348	—	—	110,348
Derivative assets - interest rate lock commitments	264	—	—	264
Derivative assets - forward contracts	86	—	86	—
Derivative assets - interest rate swaps (back-to-back)	1,131	—	1,131	—
Derivative liabilities - interest rate lock commitments	41	—	—	41
Derivative liabilities - forward contracts	118	—	118	—
Derivative liabilities - interest rate swaps (back-to-back)	1,131	—	1,131	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the six

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

months ended June 30, 2022 and the year ended December 31, 2021. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Servicing rights
Balance, beginning of period	$121,036	$96,215	$110,348	$82,604
Additions
Originated servicing	5,203	6,527	10,995	16,708
Subtractions
Paydowns	(3,268)	(4,627)	(6,017)	(8,075)
Sales of servicing	—	(438)	—	(438)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	7,739	654	15,384	7,532
Balance, end of period	$130,710	$98,331	$130,710	$98,331

Derivative Assets - interest rate lock commitments
Balance, beginning of period	$112	$467	$264	$6,131
Changes in fair value	187	20	35	(5,644)
Balance, end of period	$299	$487	$299	$487

Derivative Liabilities - interest rate lock commitments
Balance, beginning of period	$771	$1,080	$41	$—
Changes in fair value	(650)	(1,026)	80	54
Balance, end of period	$121	$54	$121	$54

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2022 and December 31, 2021.

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
June 30, 2022
Collateral dependent loans	$4,275	$—	$—	$4,275
December 31, 2021
Impaired loans (collateral-dependent)	$4,263	$—	$—	$4,263

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Chief Credit Officer’s (“CCO)” office. Appraisals and evaluations are reviewed for accuracy and consistency by the CCO’s office. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the CCO’s office by comparison to historical results.

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

		Valuation			Weighted
	Fair Value	Technique	Unobservable Inputs	Range	Average
	(In thousands)
At June 30, 2022:
Collateral dependent loans	$4,275	Market comparable properties	Marketability discount	82%	82%
Servicing rights - Multi-family	$97,059	Discounted cash flow	Discount rate	8% - 13%	8%
			Constant prepayment rate	0% - 50%	3%
Servicing rights - Single-family	$29,632	Discounted cash flow	Discount rate	9% - 10%	9%
			Constant prepayment rate	7% - 9%	7%
Servicing rights - SBA	$4,019	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	3% - 16%	8%
Derivative assets - interest rate lock commitments	$299	Discounted cash flow	Loan closing rates	50% - 99%	81%
Derivative liabilities - interest rate lock commitments	$121	Discounted cash flow	Loan closing rates	50% - 99%	81%

At December 31, 2021:
Collateral-dependent impaired loans	$4,263	Market comparable properties	Marketability discount	44% - 76%	73%
Servicing rights - Multi-family	$84,567	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	0 - 50%	4%
Servicing rights - Single-family	$23,012	Discounted cash flow	Discount rate	9% - 10%	9%
			Constant prepayment rate	10 - 13%	11%
Servicing rights - SBA	$2,769	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	10% - 13%	12%
Derivative assets - interest rate lock commitments	$264	Discounted cash flow	Loan closing rates	63% - 99%	83%
Derivative liabilities - interest rate lock commitments	$41	Discounted cash flow	Loan closing rates	63% - 99%	83%

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

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2022 and December 31, 2021.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Assets	Value	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2022
Financial assets:
Cash and cash equivalents	$258,146	$258,146	$258,146	$—	$—
Securities purchased under agreements to resell	3,520	3,520	—	3,520	—
FHLB stock	39,130	39,130	—	39,130	—
Loans held for sale	2,717,125	2,717,125	—	2,717,125	—
Loans receivable, net	7,033,203	7,046,313	—	—	7,046,313
Interest receivable	26,184	26,184	—	26,184	—
Financial liabilities:
Deposits	8,299,738	8,294,601	6,829,667	1,464,934	—
Short-term subordinated debt	19,000	19,000	—	19,000	—
FHLB advances	851,904	851,711	—	851,711	—
Other borrowing	570,000	570,000	—	570,000	—
Interest payable	3,805	3,805	—	3,805	—

December 31, 2021
Financial assets:
Cash and cash equivalents	$1,032,614	$1,032,614	$1,032,614	$—	$—
Securities purchased under agreements to resell	5,888	5,888	—	5,888	—
FHLB stock	29,588	29,588	—	29,588	—
Loans held for sale	3,254,616	3,254,616	—	3,254,616	—
Loans receivable, net	5,751,319	5,731,500	—	—	5,731,500
Interest receivable	24,103	24,103	—	24,103	—
Financial liabilities:
Deposits	8,982,613	8,982,680	7,783,553	1,199,127	—
Short-term subordinated debt	17,000	17,000	—	17,000	—
FHLB advances	556,954	556,925	—	556,925	—
Other borrowing	460,000	460,000	—	460,000	—
Interest payable	1,469	1,469	—	1,469	—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9:   Leases

The Company has operating leases for various locations with terms ranging from two to eleven years. Some operating leases included in the right-of-use asset include options to extend the leases if the likelihood of extension was fairly certain. The Company elected not to separate non-lease components from lease components for its operating leases.

The Company has operating lease right-of-use assets of $9.2 million and operating lease liabilities of $9.9 million as of June 30, 2022.

Balance sheet, income statement and cash flow detail regarding operating leases follows:

June 30, 2022
Balance Sheet	(In thousands)
Operating lease right-of-of use asset (in other assets)	$9,189
Operating lease liability (in other liabilities)	9,920

Weighted average remaining lease term (years)	7.2
Weighted average discount rate	2.09%

Maturities of lease liabilities:
2022 remaining	$864
2023	1,812
2024	1,638
2025	1,246
2026	1,277
Thereafter	3,857
Total future minimum lease payments	10,694
Less: imputed interest	774
Total	$9,920

Three Months Ended
June 30, 2022
Income Statement	(In thousands)
Components of lease expense:
Operating lease cost (in occupancy and equipment expense)	$425

Six Months Ended
June 30, 2022
Income Statement	(In thousands)
Components of lease expense:
Operating lease cost (in occupancy and equipment expense)	$792

Six Months Ended
June 30, 2022
Cash Flow Statement	(In thousands)
Supplemental cash flow information:
Operating cash flows from operating leases	$597

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10:   Earnings Per Share

Earnings per share were computed as follows:

	Three Month Periods Ended June 30,
	2022			2021
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$53,935			$51,417
Dividends on preferred stock	(5,729)			(5,659)
Net income allocated to common shareholders	$48,206			$45,758
Basic earnings per share(1)		43,209,824	$1.12		43,174,220	$1.06
Effect of dilutive securities-restricted stock awards(1)		125,387			137,268
Diluted earnings per share(1)		43,335,211	$1.11		43,311,488	$1.06

	Six Month Periods Ended June 30,
	2022			2021
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$104,077			$113,400
Dividends on preferred stock	(11,457)			(9,416)
Net income allocated to common shareholders	$92,620			$103,984
Basic earnings per share		43,220,198	$2.14		43,166,223	$2.41
Effect of dilutive securities-restricted stock awards		147,677			127,376
Diluted earnings per share		43,367,875	$2.14		43,293,599	$2.40

(1)	The number of shares and per share amounts have been restated to reflect the 3-for-2 common stock split, effective on January 17, 2022.

Note 11:   Common Stock

Stock Splits:

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Repurchase of Common Stock:

During the three months ended June 30, 2022, the Company repurchased 165,037 shares for $3.9 million at an average price of $23.85 per share of common stock. The Company did not have any repurchases of common stock during the three months ended June 30, 2021. The following table presents our repurchase activity on a cash basis:

Three Months Ended
June 30,
2022
Dollar value of shares repurchased	$3,935,333
Shares repurchased(1)	165,037
Average price paid per share	$23.85

(1)	On November 17, 2021, the Company announced an increase in authorization for its stock repurchase program, up to $75,000,000 of common stock, expiring December 31, 2023. On April 29, 2022, the Company entered into a Rule 10b5-1 plan (the “10b5-1 Plan”) with a broker for the repurchase of shares of its common stock commencing on May 3, 2022. The details of this repurchase plan were provided in the Form 8-K filed by the Company on May 24, 2022.

Note 12:   Share-Based Payment Plans

Equity-based incentive awards for Company officers are currently issued pursuant to the 2017 Equity Incentive Plan (the “2017 Incentive Plan”). During the three months ended June 30, 2022 and 2021, the Company did not issue any shares. During the six months ended June 30, 2022 and 2021, the Company issued 64,962 and 35,056 shares, respectively.

During 2018, the Compensation Committee of the Board of Directors approved a plan for non-executive directors to receive a portion of their annual retainer fees in the form of shares of common stock equal to $10,000, rounded up to the nearest whole share. In January 2021, the Board of Directors amended the plan for nonexecutive directors to receive a portion of their annual fees, issued quarterly, in the form of restricted common stock equal to $50,000 per member, rounded up to the nearest whole share, to be effective after the Company’s annual meeting of shareholders held in May 2021. There were 3,766 and 5,821 shares issued to non-executive directors during the three and six months ended June 30, 2022, respectively and there were 2,190 and 4,695 shares issued to non-executive directors during the three and six months ended June 30, 2021, respectively.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The tables below present selected business segment financial information for the three and six months ended June 30, 2022 and 2021.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Three Months Ended June 30, 2022
Interest income	$383	$23,247	$63,578	$2,062	$89,270
Interest expense	—	5,576	12,036	(373)	17,239
Net interest income	383	17,671	51,542	2,435	72,031
Provision for credit losses	1,153	834	4,225	—	6,212
Net interest income after provision for credit losses	(770)	16,837	47,317	2,435	65,819
Noninterest income	49,430	1,350	(10,252)	(1,357)	39,171
Noninterest expense	21,959	2,441	2,634	5,923	32,957
Income before income taxes	26,701	15,746	34,431	(4,845)	72,033
Income taxes	7,145	3,878	8,499	(1,424)	18,098
Net income (loss)	$19,556	$11,868	$25,932	$(3,421)	$53,935
Total assets	$330,676	$2,836,998	$7,835,152	$83,229	$11,086,055

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Three Months Ended June 30, 2021
Interest income	$204	$29,935	$40,983	$1,316	$72,438
Interest expense	—	1,599	7,216	(784)	8,031
Net interest income	204	28,336	33,767	2,100	64,407
Provision for credit losses	—	(40)	(275)	—	(315)
Net interest income after provision for credit losses	204	28,376	34,042	2,100	64,722
Noninterest income	28,572	3,079	2,613	(1,409)	32,855
Noninterest expense	13,626	2,703	7,496	4,358	28,183
Income before income taxes	15,150	28,752	29,159	(3,667)	69,394
Income taxes	4,179	7,304	7,418	(924)	17,977
Net income (loss)	$10,971	$21,448	$21,741	$(2,743)	$51,417
Total assets	$238,165	$4,265,162	$5,328,684	$49,521	$9,881,532

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Six Months Ended June 30, 2022
Interest income	$640	$43,576	117,303	$3,763	$165,282
Interest expense	—	7,597	20,553	(624)	27,526
Net interest income	640	35,979	96,750	4,387	137,756
Provision for credit losses	1,153	627	6,883	—	8,663
Net interest income after provision for credit losses	(513)	35,352	89,867	4,387	129,093
Noninterest income	81,616	3,210	(8,063)	(2,995)	73,768
Noninterest expense	38,490	5,367	9,208	10,925	63,990
Income before income taxes	42,613	33,195	72,596	(9,533)	138,871
Income taxes	11,565	8,168	17,900	(2,839)	34,794
Net income	$31,048	$25,027	$54,696	$(6,694)	$104,077
Total assets	$330,676	$2,836,998	$7,835,152	$83,229	$11,086,055

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Six Months Ended June 30, 2021
Interest income	$411	$68,522	$80,523	$2,531	$151,987
Interest expense	—	3,323	13,655	(1,361)	15,617
Net interest income	411	65,199	66,868	3,892	136,370
Provision for credit losses	—	(1,124)	2,472	—	1,348
Net interest income after provision for credit losses	411	66,323	64,396	3,892	135,022
Noninterest income	61,806	7,196	10,291	(2,502)	76,791
Noninterest expense	30,070	5,599	14,621	7,977	58,267
Income before income taxes	32,147	67,920	60,066	(6,587)	153,546
Income taxes	9,215	17,289	15,300	(1,658)	40,146
Net income	$22,932	$50,631	$44,766	$(4,929)	$113,400
Total assets	$238,165	$4,265,162	$5,328,684	$49,521	$9,881,532

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 or “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q or the following:

●	impacts of the COVID-19 pandemic, such as the severity, magnitude, duration, and businesses’ and governments’ responses thereto, on the Company’s operations and personnel, and on activity and demand across its businesses;
●	business and economic conditions, particularly those affecting the financial services industry and our primary market areas;
●	our ability to successfully manage our credit risk and the sufficiency and calculation assumptions of our allowance for credit losses on loans;
●	factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities, and tax matters;
●	our ability to maintain licenses required in connection with multi-family mortgage origination, sale, and servicing operations;
●	our ability to identify and address cyber-security risks, fraud, and systems errors;
●	our ability to effectively execute our strategic plan and manage our growth;
●	changes in our senior management team and our ability to attract, motivate, and retain qualified personnel;
●	governmental monetary and fiscal policies, and changes in market interest rates;
●	liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;

Merchants Bancorp

●	incremental costs and obligations associated with operating as a public company;
●	effects of competition from a wide variety of local, regional, national, and other providers of financial, investment and insurance services;
●	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation; and
●	changes in federal tax law or policy.

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

Merchants Bancorp

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at June 30, 2022 and results of operations for the three and six months ended June 30, 2022 and 2021, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this Form 10-Q.

The words “the Company,” “we,” “our” and “us” refer to Merchants Bancorp and its consolidated subsidiaries, unless we indicate otherwise.

Financial Highlights for the Three Months Ended June 30, 2022

●	Net income of $53.9 million increased 5% compared to the three months ended June 30, 2021.
●	Diluted earnings per share of $1.11 increased 5% compared to the three months ended June 30, 2021.
●	The $2.5 million, or 5%, increase in net income compared to the three months ended June 30, 2021 was primarily driven by a $16.8 million, or 23%, increase in interest income and a $7.0 million higher fair market value adjustment to servicing rights. These increases were partially offset by a $9.2 million increase in interest expense, a $6.5 million increase in the provision for credit losses, a $4.8 million increase in noninterest expense, and a $3.6 million decrease in gain on sale of loans.
●	Results reflected a $7.7 million positive fair market value adjustment to servicing rights compared to a $0.7 million positive fair market value adjustment in the three months ended June 30, 2021.
●	Total assets of $11.1 billion increased 12% compared to June 30, 2021, and decreased 2% compared to December 31, 2021.
●	Return on average assets was 2.20% compared to 2.14% for the three months ended June 30, 2021.
●	Credit quality remained strong, as nonperforming loans (nonaccrual and accruing loans greater or equal to 90 days past due) represented 0.07% of loans receivable at June 30, 2022, compared to 0.05% at June 30, 2021 and 0.01% at December 31, 2021.
●	The Company repurchased 165,037 common shares for $3.9 million at an average price of $23.85 per share of common stock.
●	On May 5, 2022, the Company completed a $214 million Commercial Mortgage Backed Securities (“CMBS”) securitization of 14 multifamily mortgage loans secured by 24 mortgaged properties through a Freddie Mac-sponsored Q-Series transaction.
●	The volume of loans originated and acquired for sale in the secondary market through our multi-family business decreased by $249.8 million, or 38%, to $406.4 million, compared to $656.2 million for the three months ended June 30, 2021.
●	The volume of warehouse loans funded during the three months ended June 30, 2022 amounted to $8.8 billion, a decrease of $8.5 billion, or 49%, compared to the three months ended June 30, 2021. This compared to the 35% industry decrease in single-family residential loan volumes for the three months ended June 30, 2022 to the same period in 2021, according to an estimate of industry volume by the Mortgage Bankers Association.

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

Financial Condition

As of June 30, 2022, we had approximately $11.1 billion in total assets, $8.3 billion in deposits and $1.2 billion in total shareholders’ equity. Total assets as of June 30, 2022 included approximately $258.1 million of cash and cash equivalents, $2.8 billion of loans held for sale and $7.0 billion of loans receivable. Assets also included $323.0 million of mortgage loans in process of securitization that represent pre-sold multi-family rental real estate loan originations in primarily Government National Mortgage Association (“GNMA”) mortgage backed securities pending settlements that typically occur within 30 days. There were $336.8 million of available for sale securities that are match funded with related custodial deposits. There are restrictions on the types of securities, as these are funded by certain custodial deposits where we set the cost of deposits based on the yield of the related securities. Servicing rights were $130.7 million at June 30, 2022 based on the fair value of the loan servicing, which are primarily GNMA servicing rights with 10-year call protection.

Merchants Bancorp

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Total Assets.   Total assets decreased 2% to $11.1 billion at June 30, 2022 from $11.3 billion at December 31, 2021. The decrease was due primarily to decreases in cash and cash equivalents of $774.5 million, loans held for sale of $544.1 million and mortgage loans in process of securitization of $246.2 million. Partially offsetting the decrease was a $1.3 billion increase in net loans receivable.

We intend to meet eligibility as a well-capitalized institution, as defined by CBLR or risk-based capital rules. To remain eligible to utilize the CBLR capital ratios, total assets must be below $10 billion, among other requirements. However, here is a grace period provided under the CBLR rules before a company would need to comply with risk-based capital rules. Because of these grace periods, we will likely have to comply with the risk-based capital rules by September 30, 2022.

Cash and Cash Equivalents.  Cash and cash equivalents decreased 75% to $258.1 million at June 30, 2022 from $1.0 billion at December 31, 2021. The 75% decrease reflected a reduction in brokered deposits to fund lending activities.

Mortgage Loans in Process of Securitization.   Mortgage loans in process of securitization decreased $246.2 million, or 43%, to $323.0 million at June 30, 2022, from $569.2 million at December 31, 2021. These represent loans that our banking subsidiary, Merchants Bank, has funded and are held pending settlement, primarily as GNMA mortgage-backed securities with a firm investor commitment to purchase the securities. The 43% decline was primarily due to a decrease in the volume of loans that had not yet settled with government agencies.

Available for Sale Securities.   Available for sale securities increased $26.2 million, or 8%, to $336.8 million at June 30, 2022, from $310.6 million at December 31, 2021. The increase in available for sale securities was primarily due to purchases of $47.9 million, partially offset by calls, maturities, and repayments of securities totaling $12.2 million during the period.

Loans Held for Sale.   Loans held for sale, comprised primarily of single-family residential real estate loan participations that meet Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), or Ginnie Mae (“GNMA”) eligibility, decreased $544.1 million, or 16%, to $2.8 billion at June 30, 2022 from $3.3 billion at December 31, 2021. The decrease in loans held for sale was due primarily to a decrease in warehouse participations, as the industry experienced lower volume associated with the recent increase in market interest rates.

Loans Receivable, Net.   Loans receivable, net, which are comprised of loans held for investment, increased $1.3 billion, or 22%, to $7.0 billion at June 30, 2022 compared to December 31, 2021. The increase in net loans was comprised primarily of:

●	an increase of $534.9 million, or 20%, in multi-family financing loans, to $3.2 billion at June 30, 2022,
●	an increase of $436.2 million, or 53%, in healthcare financing loans, to $1.3 billion at June 30, 2022,
●	an increase of $175.0 million, or 34%, in commercial and commercial real estate, to $695.2 million at June 30, 2022, and
●	an increase of $119.1 million, or 15%, in mortgage warehouse lines of credit, to $901.0 million at June 30, 2022.

The $534.9 million increase in multi-family financing was due to higher origination volume for construction, bridge and other loans generated through our multi-family segment that will remain on our balance sheet until they convert to permanent financing or are otherwise paid off over an average of one to three years.

Merchants Bancorp

The $436.2 million increase in healthcare financing was due to higher origination volume for healthcare loans generated through our multi-family segment that typically remain on our balance sheet until they convert to permanent financing or are otherwise paid off over an average of one to three years.

The $175.0 million increase in commercial and commercial real estate was also due to higher origination volume during the period.

The $119.1 million increase in mortgage warehouse lines of credit was primarily due to an expansion of our customer base.

As of June 30, 2022, approximately 96% of the total net loans at Merchants Bank reprice within three months, which reduces the risk of market rate increases.

Allowance for Credit Losses on Loans. The ACL-Loans of $37.5 million at June 30, 2022 increased $6.1 million compared to December 31, 2021, primarily reflecting increases associated with loan growth and portfolio mix. The Company adopted CECL on January 1, 2022 but it did not have a material impact as of June 30, 2022. For additional information on the impact of CECL see Note 4: Loans and Allowance for Credit Losses on Loans.

We have minimal direct exposure to consumer, commercial, and other small businesses that may be negatively impacted by COVID-19, but continue to assist customers facing financial setbacks. As of June 30, 2022, the Company had one loan remaining in a payment deferral arrangement, with an unpaid balance of $36.8 million.

Also influencing the overall level of the ACL-Loans is our differentiated strategy to typically hold loans with shorter durations and to maintain strict underwriting standards that enable us to sell the majority of our loans to government agencies.

Goodwill.   Goodwill of $15.8 million at June 30, 2022 remained unchanged compared to December 31, 2021. At this time, we do not believe there exists any impairment to goodwill or intangible assets.

Servicing Rights.   Servicing rights increased $20.4 million, or 18%, to $130.7 million at June 30, 2022 compared to $110.3 million at December 31, 2021. The increase reflected a fair value increase of $15.4 million and an increase of $11.0 million for originated and purchased servicing, which was partially offset by paydowns of $6.0 million. The positive fair market value adjustment reflected $5.5 million for single-family and SBA mortgages and $9.9 million for multi-family mortgages during the six months ended June 30, 2022. Servicing rights are recognized in connection with sales of loans when we retain servicing of the sold loans, as well as upon purchases of loan servicing portfolios. The servicing rights are recorded and carried at fair value. The fair value increase recorded during the six months ended June 30, 2022 was driven by higher loan balances of mortgages serviced and higher interest rates that impacted fair market value adjustments. The value of servicing rights generally increases in rising interest rate environments and declines in falling interest rate environments due to expected prepayments.

Other Assets and Receivables.   Other assets and receivables of $123.8 million at June 30, 2022 increased $30.9 million, or 33%, compared to $92.9 million at December 31, 2021. The increase was primarily due to the establishment of a lease right of use asset on January 1, 2022, in accordance with ASU 2016-02 - “Leases”. The increase also reflected investments in low income housing tax credit funds and investments in variable interest entities involved in single-family and multi-family debt financing. See Note 5: Variable Interest Entities (VIEs) for additional information about VIEs.

Deposits.   Deposits decreased 8% to $8.3 billion at June 30, 2022 from $9.0 billion at December 31, 2021. The decrease was primarily due to a decrease in brokered demand and savings deposits. Demand deposits decreased $714.0 million, savings deposits decreased $239.9 million, partially offset by growth in certificates of deposit of $271.0 million.

Merchants Bancorp

We have decreased our use of brokered deposits by $935.1 million, or 43%, to $1.2 billion at June 30, 2022 from $2.2 billion at December 31, 2021. Brokered deposits represented 15% of total deposits at June 30, 2022, compared to 24% of total deposits at December 31, 2021.

●	Brokered demand deposit accounts decreased by $1.3 billion, or 100%, to $4,000 at June 30, 2022 compared to December 31, 2021.
●	Brokered savings deposits accounts decreased $192.0 million, or 54%, to $165.8 million at June 30, 2022 compared to December 31, 2021.
●	Brokered certificates of deposit accounts increased by $507.1 million, or 92%, to $1.1 billion at June 30, 2022 compared to December 31, 2021.

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

Compared to December 31, 2021, interest-bearing deposits decreased $485.9 million, or 6%, to $7.9 billion at June 30, 2022, and noninterest-bearing deposits decreased $197.0 million, or 31%, to $444.5 million at June 30, 2022.

Borrowings.   Borrowings totaled $1.4 billion at June 30, 2022, an increase of $407.0 million, or 39%, from December 31, 2021. Depending on rates and timing, borrowing can be a more effective liquidity management alternative than utilizing brokered certificates of deposits. The Company utilizes borrowing facilities from the FHLB, the Federal Reserve’s discount window, and the American Financial Exchange (“AFX”).

The Company continues to have significant borrowing capacity based on available collateral. As of June 30, 2022, unused lines of credit totaled $1.7 billion, compared to $2.4 billion at December 31, 2021.

Total Shareholders’ Equity.   Total shareholders’ equity was $1.2 billion as of June 30, 2022, compared to $1.2 billion as of December 31, 2021. The $73.1 million, or 6%, increase resulted primarily from the net income of $104.1 million, which was partially offset by dividends paid on common and preferred shares of $17.5 million during the period, as well as $3.6 million adjustment to retained earnings associated with the adoption of CECL. The CECL adjustment related primarily to OBCEs. Additionally, common stock repurchase activity reduced shareholders’ equity by $2.2 million.

Asset Quality

Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $4.8 million, or 0.07%, of total loans at June 30, 2022, compared to $0.8 million, or 0.01%, of total loans at December 31, 2021 and $3.0 million, or 0.05%, at June 30, 2021.

As a percentage of nonperforming loans, the ACL-Loans was 778.6% at June 30, 2022 compared to 4,119% at December 31, 2021 and 956.9% at June 30, 2021. The decrease compared to December 31, 2021 was primarily due to increases in the nonperforming loans.

Total loans greater than 30 days past due were $4.9 million at June 30, 2022, $2.6 million at December 31, 2021, and $3.3 million at June 30, 2021.

Merchants Bancorp

Special Mention (Watch) loans were $131.2 million at June 30, 2022, compared to $100.8 million at December 31, 2021 and $149.0 million at June 30, 2021.

During the three months ended June 30, 2022 there were $47,000 of charge-offs and $651,000 of recoveries, compared to $86,000 of charge-offs and $6,000 recoveries for the three months ended June 30, 2021.

For the six months ended June 30, 2022, there were $978,000 of charge-offs and $658,000 of recoveries, compared to $160,000 of charge-offs and $8,000 of recoveries for the six months ended June 30, 2021.

Comparison of Operating Results for the Three Months Ended June 30, 2022 and 2021

General.   Net income for the three months ended June 30, 2022 was $53.9 million, an increase of $2.5 million, or 5%, from net income for the three months ended June 30, 2021. The increase was primarily due to a $16.8 million, or 23% increase in interest income and a $7.0 million higher fair market value adjustment to servicing rights.

Partially offsetting the increases to net income was a $9.2 million increase in interest expense, a $6.5 million increase in the provision for credit losses, a $4.8 million increase in noninterest expense and $3.6 million decrease in gain on sale of loans.

Net Interest Income.    Net interest income increased $7.6 million, or 12%, to $72.0 million for the three months ended June 30, 2022, compared with the three months ended June 30, 2021. The 12% increase reflected a $16.8 million, or 23% increase in interest income from higher yields and average loan balances, partially offset by a $9.2 million increase in interest expense from higher interest rates and average balances of deposits and borrowings. The interest rate spread of 2.90% for the second quarter of 2022 increased 22 basis points compared to 2.68% in the second quarter of 2021.

Our net interest margin increased 28 basis points, to 3.03%, for the three months ended June 30, 2022 from 2.75% for the three months ended June 30, 2021. The increase in net interest margin reflected higher average loan balances at higher average yields.

Interest Income.   Interest income increased $16.8 million, or 23%, to $89.3 million for the three months ended June 30, 2022, compared with the three months ended June 30, 2021. This increase was primarily attributable to an increase in both higher average yields and balances of loans and loans held for sale, as multi-family and healthcare portfolios increased.

The average balance of loans, including loans held for sale, during the three months ended June 30, 2022 increased $737.5 million, or 9%, to $8.6 billion compared to the three months ended June 30, 2021, and the average yield on loans increased 53 basis points, to 3.99% for the three months ended June 30, 2022, compared to 3.46% for the three months ended June 30, 2021. The increase in average balances of loans and loans held for sale was primarily due to increases in the multi-family and healthcare portfolios.

The average balance of interest-earning deposits and other decreased $420.5 million, or 53%, to $367.5 million for the three months ended June 30, 2022 from $788.0 million for the three months ended June 30, 2021, while the average yield increased 69 basis points, to 0.99% for the three months ended June 30, 2022, compared to 0.30% for the three months ended June 30, 2021.

The average balance of mortgage loans in process of securitization decreased $218.2 million, or 52%, to $198.3 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, while the average yield increased 31 basis points, to 2.93% for the three months ended June 30, 2022, compared to 2.62% for the three months ended June 30, 2021.

Merchants Bancorp

Interest Expense.   Total interest expense increased $9.2 million, or 115%, to $17.2 million for the three months ended June 30, 2022, from $8.0 million for the three months ended June 30, 2021.

Interest expense on deposits increased $8.1 million, or 121%, to $14.8 million for the three months ended June 30, 2022 from the three months ended June 30, 2021. The increase was primarily due to higher rates on interest-bearing checking and money market accounts.

The average balance of interest-bearing checking accounts of $3.8 billion for the three months ended June 30, 2022 decreased $623.4, or 14%, compared to the three months ended June 30, 2021. The average yield of interest-bearing checking accounts was 0.72% for the three months ended June 30, 2022, which was a 60 basis point increase compared to 0.12% for three months ended June 30, 2021.

The average balance of money market accounts of $2.6 billion for the three months ended June 30, 2022 increased $429.2, or 20%, compared to the three months ended June 30, 2021. The average yield of money market accounts was 1.00% for the three months ended June 30, 2022, which was a 24 basis point increase compared to 0.76% for three months ended June 30, 2021.

The average balance of certificates of deposit of $640.0 million for the three months ended June 30, 2022 increased $127.2, or 25%, compared to the three months ended June 30, 2021. The average yield of certificates of deposit was 0.75% for the three months ended June 30, 2022, which was a 12 basis point decrease compared to 0.87% for three months ended June 30, 2021.

Interest expense on borrowings increased $1.1 million, or 83%, to $2.5 million for the three months ended June 30, 2022 from $1.3 million for the three months ended June 30, 2021. The increase reflected a $225.7 million increase in average balances compared to the three months ended June 30, 2021. Also contributing to the increase was a 29 basis points increase in the average cost of borrowings to 1.32% compared to 1.03% for the three months ended June 30, 2021. Also included in borrowings, our warehouse structured financing agreement provides for an additional interest payment for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 0.80% and 0.62%, to an effective rate of 1.32% and 1.03% for the three months ended June 30, 2022 and 2021, respectively.

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

	Three Months Ended June 30,
	2022			2021
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-bearing deposits, and other	$367,540	$910	0.99%	$788,002	$596	0.30%
Securities available for sale - taxable	330,759	917	1.11%	285,536	833	1.17%
Securities available for sale - tax exempt	—	—	—%	1,363	9	2.65%
Mortgage loans in process of securitization	198,349	1,449	2.93%	416,559	2,724	2.62%
Loans and loans held for sale	8,643,276	85,994	3.99%	7,905,766	68,276	3.46%
Total interest-earning assets	9,539,924	89,270	3.75%	9,397,226	72,438	3.09%
Allowance for credit losses on loans	(33,401)			(28,778)
Noninterest-earning assets	314,355			241,509
Total assets	$9,820,878			$9,609,957

Liabilities/Equity:
Interest-bearing checking	$3,849,876	$6,945	0.72%	$4,473,251	$1,362	0.12%
Savings deposits	238,944	62	0.10%	205,884	38	0.07%
Money market	2,626,973	6,567	1.00%	2,197,750	4,175	0.76%
Certificates of deposit	639,556	1,194	0.75%	512,316	1,108	0.87%
Total interest-bearing deposits	7,355,349	14,768	0.81%	7,389,201	6,683	0.36%
Borrowings	749,628	2,471	1.32%	523,942	1,348	1.03%
Total interest-bearing liabilities	8,104,977	17,239	0.85%	7,913,143	8,031	0.41%
Noninterest-bearing deposits	402,328			590,886
Noninterest-bearing liabilities	97,682			74,682
Total liabilities	8,604,987			8,578,711
Equity	1,215,891			1,031,246
Total liabilities and equity	$9,820,878			$9,609,957
Net interest income		$72,031			$64,407
Interest rate spread			2.90%			2.68%
Net interest-earning assets	$1,434,947			$1,484,083
Net interest margin			3.03%			2.75%
Average interest-earning assets to average interest-bearing liabilities			117.70%			118.75%

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

Merchants Bancorp

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Three Months Ended June 30, 2022
	compared to June 30, 2021
	Increase (Decrease)
	Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits and other	$(318)	$632	$314
Securities available for sale - taxable	132	(48)	84
Securities available for sale - tax exempt	(9)	—	(9)
Trading securities	(1,427)	152	(1,275)
Loans and loans held for sale	6,369	11,349	17,718
Total interest income	4,747	12,085	16,832
Interest expense
Deposits
Interest-bearing checking	(190)	5,773	5,583
Savings deposits	6	18	24
Money market deposits	815	1,577	2,392
Certificates of deposit	275	(189)	86
Total Deposits	906	7,179	8,085
Borrowings	581	542	1,123
Total interest expense	1,487	7,721	9,208
Net interest income	$3,260	$4,364	$7,624

Provision for Credit Losses.   We recorded a provision for credit losses of $6.2 million for the three months ended June 30, 2022, an increase of $6.5 million, compared to the three months ended June 30, 2021. The $6.2 million provision for credit losses consisted of $4.7 million for the ACL-Loans, $0.3 million for the ACL-OBCE’s and $1.2 million for the contingent reserve related to the Freddie Mac-sponsored Q-series securitization transaction. The ACL-Loans was $37.5 million, or 0.53% of total loans, at June 30, 2022, compared to $31.3 million, or 0.54% of total loans, at December 31, 2021, and $28.7 million, or 0.52% at June 30, 2021. The increases in the ACL-Loans compared to both prior periods reflected increases associated with loan growth and portfolio mix. Additional details are provided in the ACL-Loans portion of the Comparison of Financial Condition at June 30, 2022 and December 31, 2021 and in Note 4: Loans and Allowance for Credit Losses on Loans.

Noninterest Income.   Noninterest income increased $6.3 million, or 19%, to $39.2 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to a $7.9 million increase in loan servicing fees. Included in loan servicing fees was a $7.7 million positive adjustment to the fair value of servicing rights for the three months ended June 30, 2022, compared to a positive adjustment of $0.7 million for the three months ended June 30, 2021. Additionally, syndication and asset management fees of $1.6 million more than tripled compared to the three months ended June 30, 2021 and are becoming a meaningful source of noninterest income growth. Partially offsetting the increase in noninterest income was a $3.6 million, or 19%, decrease in gain on sale of loans.

Merchants Bancorp

A summary of the gain on sale of loans for the three months ended June 30, 2022 and 2021 is below:

	Gain on Sale of Loans
	Three Months Ended
	June 30,	June 30,
	2022	2021

	(in thousands)
Loan Type
Multi-family	$19,623	$21,408
Single-family	406	1,872
Small Business Association (SBA)	1,535	1,842
Total	$21,564	$25,122

Noninterest Expense.   Noninterest expense increased $4.8 million, or 17%, to $33.0 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was due primarily to a $3.6 million, or 19% increase in salaries and employee benefits, including commissions, to support higher loan production volumes. The efficiency ratio was at 29.6% in the three months ended June 30, 2022, compared with 29.0% in the three months ended June 30, 2021.

Income Taxes.   Income tax expense increased 1%, to $18.1 million for the three months ended June 30, 2022 from the three months ended June 30, 2021. The increase was due primarily to a 4% increase in pretax income period to period. The effective tax rate was 25.1% for the three months ended June 30, 2022 and 25.9% for the three months ended June 30, 2021.

Comparison of Operating Results for the Six Months Ended June 30, 2022 and 2021

General.   Net income for the six months ended June 30, 2022 was $104.1 million, a decrease of $9.3 million, or 8%, from net income for the six months ended June 30, 2021. The decrease was primarily due to a $14.2 million decrease in gain on sale of loans, a $11.9 million increase in interest expense, a $7.3 million increase in the provision for credit losses, and a $5.7 million increase in noninterest expense.

Partially offsetting the decreases to net income was a $13.3 million increase in interest income, a $7.9 million higher fair market value adjustment to mortgage servicing, a $5.3 million decrease in the provision for income taxes, and a $3.8 million increase in other noninterest income.

Net Interest Income.    Net interest income increased $1.4 million, or 1%, to $137.8 million for the six months ended June 30, 2022, compared with the six months ended June 30, 2021. The 1% increase reflected a $13.3 million, or 9% increase in interest income from higher yields and average loan balances, partially offset by an $11.9 million increase in interest expense from higher interest rates and average balances of deposits and borrowings. The interest rate spread of 2.72% for the six months ended June 30, 2022 decreased 9 basis points compared to 2.81% in the six months ended June 30, 2021.

Our net interest margin decreased 5 basis points, to 2.82%, for the six months ended June 30, 2022 from 2.87% for the three months ended June 30, 2021.

Interest Income.   Interest income increased $13.3 million, or 9%, to $165.3 million for the six months ended June 30, 2022, compared with the six months ended June 30, 2021. This increase was primarily attributable to an increase in higher average yields and loan balances.

The average balance of loans, including loans held for sale, during the six months ended June 30, 2022 increased $207.0 million, or 3%, to $8.3 billion compared to the six months ended June 30, 2021, and the average yield on loans increased 26 basis points, to 3.82% for the six months ended June 30, 2022, compared to 3.56% for the six months ended

Merchants Bancorp

June 30, 2021. The increase in average balances of loans and loans held for sale was primarily due to increases in multi-family and healthcare portfolios.

The average balance of interest-earning deposits and other increased $211.1 million, or 30%, to $911.0 million for the six months ended June 30, 2022 from $699.9 million for the six months ended June 30, 2021, and the average yield increased 7 basis points, to 0.39% for the six months ended June 30, 2022, compared to 0.32% for the six months ended June 30, 2021.

The average balance of mortgage loans in process of securitization decreased $184.9 million, or 40%, to $273.3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, while the average yield increased 15 basis points, to 2.73% for the six months ended June 30, 2022, compared to 2.58% for the six months ended June 30, 2021.

Interest Expense.   Total interest expense increased $11.9 million, or 76%, to $27.5 million for the six months ended June 30, 2022, compared with the six months ended June 30, 2021.

Interest expense on deposits increased $10.8 million, or 84%, to $23.6 million for the six months ended June 30, 2022 from the six months ended June 30, 2021. The increase was primarily due to increases in interest rates on interest-bearing checking and money market accounts, as well as higher average balances for money market and certificates of deposit accounts.

The average balance of interest-bearing checking accounts of $3.9 billion for the six months ended June 30, 2022 decreased $706.7, or 15%, compared to the six months ended June 30, 2021. The average yield of interest-bearing checking accounts was 0.47% for the six months ended June 30, 2022, which was a 36 basis point increase compared to 0.11% for six months ended June 30, 2021.

The average balance of money market accounts of $2.7 billion for the six months ended June 30, 2022 increased $536.9, or 25%, compared to the six months ended June 30, 2021. The average yield of money market accounts was 0.89% for the six months ended June 30, 2022, which was a 14 basis point increase compared to 0.75% for six months ended June 30, 2021.

The average balance of certificates of deposit of $858.8 million for the six months ended June 30, 2022 increased $394.1, or 85%, compared to the six months ended June 30, 2021. The average yield of certificates of deposit was 0.59% for the six months ended June 30, 2022, which was a 37 basis point decrease compared to 0.96% for six months ended June 30, 2021.

Interest expense on borrowings increased $1.1 million, or 39%, to $3.9 million for the six months ended June 30, 2022 from $2.8 million for the six months ended June 30, 2021. The increase was due primarily to a 33 basis points increase in the average cost of borrowings to 1.19% compared to 0.86% for the six months ended June 30, 2021. Also contributing to the increase was a $3.4 million increase in average balances compared to the six months ended June 30, 2021. Additionally, borrowings include our warehouse structured financing agreement that provides for an additional interest payment for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 0.61% and 0.47%, to an effective rate of 1.19% and 0.86% for the six months ended June 30, 2022 and 2021, respectively.

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

	Six Months Ended June 30,
	2022			2021
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-bearing deposits, and other	$910,994	$1,780	0.39%	$699,932	$1,127	0.32%
Securities available for sale - taxable	318,249	1,618	1.03%	276,532	1,187	0.87%
Securities available for sale - tax exempt	—	—	—%	1,365	20	2.95%
Mortgage loans in process of securitization	273,272	3,694	2.73%	458,165	5,860	2.58%
Loans and loans held for sale	8,348,216	158,190	3.82%	8,141,189	143,793	3.56%
Total interest-earning assets	9,850,731	165,282	3.38%	9,577,183	151,987	3.20%
Allowance for credit losses on loans	(32,219)			(28,544)
Noninterest-earning assets	308,451			231,848
Total assets	$10,126,963			$9,780,487

Liabilities/Equity:

Interest-bearing checking	$3,932,334	$9,149	0.47%	$4,639,037	$2,572	0.11%
Savings deposits	234,846	95	0.08%	199,078	75	0.08%
Money market	2,668,735	11,819	0.89%	2,131,850	7,913	0.75%
Certificates of deposit	858,779	2,518	0.59%	464,636	2,223	0.96%
Total interest-bearing deposits	7,694,694	23,581	0.62%	7,434,601	12,783	0.35%
Borrowings	670,055	3,945	1.19%	666,607	2,834	0.86%
Total interest-bearing liabilities	8,364,749	27,526	0.66%	8,101,208	15,617	0.39%
Noninterest-bearing deposits	459,914			665,432
Noninterest-bearing liabilities	107,319			71,281
Total liabilities	8,931,982			8,837,921
Equity	1,194,981			942,566
Total liabilities and equity	$10,126,963			$9,780,487
Net interest income		$137,756			$136,370
Interest rate spread			2.72%			2.81%
Net interest-earning assets	$1,485,982			$1,475,975
Net interest margin			2.82%			2.87%
Average interest-earning assets to average interest-bearing liabilities			117.76%			118.22%

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

Merchants Bancorp

multiplied by prior volume). Changes applicable to both volume and rate have been allocated to volume. Yields have been calculated on a pre-tax basis.

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Six Months Ended June 30, 2022
	compared to June 30, 2021
	Increase (Decrease)
	Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits and other	$340	$313	$653
Securities available for sale - taxable	179	252	431
Securities available for sale - tax exempt	(20)	—	(20)
Trading securities	(2,365)	199	(2,166)
Loans and loans held for sale	3,657	10,740	14,397
Total interest income	1,791	11,504	13,295
Interest expense
Deposits
Interest-bearing checking	(392)	6,969	6,577
Savings deposits	13	7	20
Money market deposits	1,993	1,913	3,906
Certificates of deposit	1,886	(1,591)	295
Total Deposits	3,500	7,298	10,798
Borrowings	15	1,096	1,111
Total interest expense	3,515	8,394	11,909
Net interest income	$(1,724)	$3,110	$1,386

Provision for Loan Losses.   We recorded a provision for credit losses of $8.7 million for the six months ended June 30, 2022, an increase of $7.3 million, compared to the six months ended June 30, 2021. The $8.7 million provision for credit losses consisted of $6.7 million for the ACL-Loans, $0.8 million for the ACL-OBCE’s, and $1.2 million for the contingent reserve related to the Freddie Mac-sponsored Q-series securitization transaction. The ACL-Loans was $37.5 million, or 53% of total loans, at June 30, 2022, compared to $31.3 million, or 0.54% of total loans, at December 31, 2021, and $28.7 million, or 0.52% at June 30, 2021. The increases in the ACL-Loans compared to both prior periods reflected increases associated with loan growth and portfolio mix. Additional details are provided in the ACL-Loans portion of the Comparison of Financial Condition at June 30, 2022 and December 31, 2021 and in Note 4: Loans and Allowance for Credit Losses on Loans.

Noninterest Income.   Noninterest income decreased $3.0 million, or 4%, to $73.8 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was primarily due to a $14.2 million, or 26%, decrease in gain on sale of loans for the six months ended June 30, 2022. The decrease in gain on sale of loans was primarily due to lower single-family volume and a shift in business mix to programs with lower average trade pricing in the multi-family loan portfolio, which was partially offset by higher multi-family volume.

Partially offsetting the decrease in gain on sale was a $9.7 million increase in loan servicing fees for the six months ended June 30, 2022. Included in loan servicing fees was a $15.4 million positive adjustment to the fair value of servicing rights for the six months ended June 30, 2022, compared to a positive adjustment of $7.5 million for the six months ended June 30, 2021. Syndication and asset management fees of $2.2 million increased by $1.7 million compared to the six months ended June 30, 2021 and are becoming a meaningful source of noninterest income growth.

Merchants Bancorp

A summary of the gain on sale of loans for the six months ended June 30, 2022 and 2021 is below:

	Gain on Sale of Loans
	Six Months Ended
	June 30,	June 30,
	2022	2021

	(in thousands)
Loan Type
Multi-family	$34,576	$44,244
Single-family	863	6,085
Small Business Association (SBA)	4,090	3,413
Total	$39,529	$53,742

Noninterest Expense.   Noninterest expense increased $5.7 million, or 10%, to $64.0 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was due primarily to a $3.6 million, or 9%, increase in salaries and employee benefits, including commissions, to support higher loan production volumes, partially offset by a $2.0 million, or 46%, decrease in loan expenses for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The efficiency ratio was at 30.3% in the six months ended June 30, 2022, compared with 27.3% in the six months ended June 30, 2021.

Income Taxes.   Income tax expense decreased $5.4 million, or 13%, to $34.8 million for the six months ended June 30, 2022 from the six months ended June 30, 2021. The decrease was due primarily to a 10% decrease in pretax income period to period. The effective tax rate was 25.1% for the six months ended June 30, 2022 and 26.1% for the six months ended June 30, 2021.

Our Segments

We operate in three primary segments: Multi-Family Mortgage Banking, Mortgage Warehousing, and Banking. We believe that Merchants Bank’s subsidiary, Merchants Capital Corp. (“MCC”), which operates in our Multi-Family Mortgage Banking segment, is one of the largest FHA lenders and GNMA servicers in the country based on aggregate loan principal value. As of June 30, 2022 the Company’s total servicing portfolio had an unpaid principal balance of $19.2 billion, primarily managed in the Multi-Family Mortgage Banking segment. Included in this amount was an unpaid principal balance of loans serviced for others of $11.3 billion, an unpaid principal balance of loans sub-serviced for others of $1.5 billion, and other servicing balances of $0.7 billion at June 30, 2022. These loans are not included in the accompanying balance sheets. The Company also manages $5.7 billion of loans for customers that have loans on the balance sheet at June 30, 2022. The servicing portfolio is primarily GNMA, Fannie Mae, and Freddie Mac loans and is a significant source of our noninterest income and deposits.

Our Mortgage Warehousing segment funds agency eligible loans for non-depository financial institutions from the date of origination or purchase until the date of sale to an investor, which typically takes less than 30 days and is a significant source of our net interest income, loans, and deposits. Mortgage Warehousing has grown to fund over $111 billion in 2020, $78 billion in 2021, and 18.2 billion for the six months ended June 30, 2022. Mortgage Warehousing also provides commercial loans and collects deposits related to the mortgage escrow accounts of its customers.

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

For the three months ended June 30, 2022 and 2021, we had total net income of $53.9 million and $51.4 million, respectively, and for the six months ended June 30, 2022 and 2021, we had total net income of $104.1 million and $113.4 million, respectively. Net income for our three segments for the respective periods was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Multi-family Mortgage Banking	$19,556	$10,971	$31,048	$22,932
Mortgage Warehousing	11,868	21,448	25,027	50,631
Banking	25,932	21,741	54,696	44,766
Other	(3,421)	(2,743)	(6,694)	(4,929)

Total	$53,935	$51,417	$104,077	$113,400

Multi-family Mortgage Banking.

Comparison of results for the three months ended June 30, 2022 and 2021:

The Multi-family Mortgage Banking segment reported net income of $19.6 million for the three months ended June 30, 2022, an increase of $8.6 million, or 78%, from the $11.0 million net income reported for the three months ended June 30, 2021. The growth was primarily due to a $20.9 million increase in noninterest income from $9.8 million higher gain on sale of loans and $7.9 million higher loan servicing fees. The increase in loan servicing fees reflected a positive fair market value adjustment of $6.6 million on servicing rights for the three months ended June 30, 2022 compared to a positive fair market value adjustment of $0.1 million for the three months ended June 30, 2021.

Partially offsetting the increase in noninterest income was a $8.3 million increase in noninterest expenses, primarily due to an increase in salaries and employee benefits, including commissions, to support higher loan production volumes, in addition to a $3.0 million increase in income taxes associated with higher pre-tax income compared to the three months ended June 30, 2021.

The volume of loans originated and acquired for sale in the secondary market decreased by $249.8 million, or 38%, to $406.4 million, for the three months ended June 30, 2022 compared to $656.2 million for the three months ended June 30, 2021.

Comparison of results for the six months ended June 30, 2022 and 2021:

The Multi-family Mortgage Banking segment reported net income of $31.0 million for the six months ended June 30, 2022, an increase of $8.1 million, or 35%, from the $22.9 million of net income reported for the six months ended June 30, 2021. The growth was primarily due to a $19.8 million increase in noninterest income, reflecting $10.0 million higher loan servicing fees. The increase in loan servicing fees reflected a positive fair market value adjustment of $9.9 million on servicing rights for the six months ended June 30, 2022 compared to a positive fair market value adjustment of $2.2 million for the six months ended June 30, 2021.

Merchants Bancorp

Partially offsetting the increase in noninterest income was a $8.4 million increase in noninterest expenses, primarily due to an increase in salaries and employee benefits, including commissions, to support higher loan production volumes, in addition to a $2.4 million increase in income taxes associated with higher pre-tax income compared to the six months ended June 30, 2021.

The volume of loans originated and acquired for sale in the secondary market decreased by $427.6 million, or 31%, to $948.0 million, for the six months ended June 30, 2022 compared to $1.4 billion for the six months ended June 30, 2021.

Mortgage Warehousing.

Comparison of results for the three months ended June 30, 2022 and 2021:

The Mortgage Warehousing segment reported net income for the three months ended June 30, 2022 of $11.9 million, a decrease of $9.6 million, or 45%, over the $21.4 million reported for the three months ended June 30, 2021. The lower net income reflected lower net interest income and mortgage warehouse fees as industry volumes declined as market interest rates increased. There was a 49% decrease in warehouse loan volume of $8.8 billion compared to $17.3 billion for the three months ended June 30, 2021, which was greater than the industry volume decrease of 35%, according to the Mortgage Bankers Association.

Comparison of results for the six months ended June 30, 2022 and 2021:

The Mortgage Warehousing segment reported net income for the six months ended June 30, 2022 of $25.0 million, a decrease of $25.6 million, or 51%, over the $50.6 million reported for the six months ended June 30, 2021. The lower net income reflected lower net interest income and mortgage warehouse fees as industry volumes declined as market interest rates increased. There was a 53% decrease in warehouse loan volume of $18.2 billion compared to $38.5 billion for the six months ended June 30, 2021, which was greater than the industry volume decrease of 36%, according to the Mortgage Bankers Association.

Banking.

Comparison of results for the three months ended June 30, 2022 and 2021:

The Banking segment reported net income of $25.9 million for the three months ended June 30, 2022, an increase of $4.2 million, or 19%, over the three months ended June 30, 2021. The increase was primarily due to a $17.8 million increase in net interest income that was partially offset by a decrease in noninterest income of $12.9 million, primarily from lower gains on sale of loans.

Noninterest income for the three months ended June 30, 2022 included a positive fair market value adjustment of $1.2 million on single-family servicing rights, compared to a positive fair market value adjustment of $0.6 million for the three months ended June 30, 2021.

Comparison of results for the six months ended June 30, 2022 and 2021:

The Banking segment reported net income of $54.7 million for the six months ended June 30, 2022, an increase of $9.9 million, or 22%, over the six months ended June 30, 2021. The increase was primarily due to a $29.9 million increase in net interest income that was partially offset by a decrease in noninterest income of $18.4 million, primarily from lower gains on sale of loans.

Noninterest income for the six months ended June 30, 2022 included a positive fair market value adjustment of $5.5 million on single-family servicing rights, compared to a positive fair market value adjustment of $5.3 million for the six months ended June 30, 2021.

Merchants Bancorp

Liquidity and Capital Resources

Liquidity.

Our primary sources of funds are business and consumer deposits, escrow and custodial deposits, brokered deposits, borrowings, principal and interest payments on loans, and proceeds from sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash, short-term investments, including interest-bearing demand deposits, mortgage loans in process of securitization, and loans held for sale, and warehouse lines of credit included in loans receivable, all of which represent 38% of total assets at June 30, 2022. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $874.8 million and $270.6 million for the six months ended June 30, 2022 and 2021, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $(1.4) billion and $(165.7) million for the six months ended June 30, 2022 and 2021, respectively. Net cash provided by (used in) financing activities, which is comprised primarily of net change in deposits, borrowings and preferred stock offerings, was $(297.4) million and $117.4 million for the six months ended June 30, 2022 and 2021, respectively.

At June 30, 2022 we had $2.8 billion in outstanding commitments to extend credit that are subject to credit risk and $4.0 billion outstanding commitments subject to certain performance criteria and cancellation by the Company, including loans pending closing, unfunded construction draws, and unfunded lines of warehouse credit. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Additionally, the Company’s business model is designed to continuously sell a significant portion of its loans, which provides flexibility in managing its liquidity.

Certificates of deposit that are scheduled to mature in less than one year from June 30, 2022 totaled $1.4 billion. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances, the Federal Reserve discount window, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Capital Resources.

At June 30, 2022, based on available collateral, we had $1.7 billion in available unused borrowing capacity with the FHLB and the Federal Reserve discount window. While the amounts available fluctuate daily, we also had an additional $475.0 million of borrowing capacity through our membership in the AFX as of June 30, 2022. This liquidity enhances the ability to effectively manage interest expense and asset levels in the future. The Company began utilizing the Federal Reserve discount window during 2020, and AFX during the year ended December 31, 2021.

The access to and cost of funding for new business initiatives, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs and the level and nature of regulatory oversight depend, in part, on our capital position. The Company filed a shelf registration statement on Form S-3 with the SEC on

Merchants Bancorp

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

Shareholders’ Equity. Shareholders’ equity was $1.2 billion as of June 30, 2022, compared to $1.2 billion as of December 31, 2021. The $73.1 million, or 6%, increase resulted primarily from the net income of $104.1 million, which was partially offset by dividends paid on common and preferred shares of $17.5 million during the period, as well as $3.6 million adjustment to retained earnings associated with the adoption of CECL. The CECL adjustment related primarily to OBCEs. Additionally, common stock repurchase activity reduced shareholders’ equity by $2.2 million.

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

Merchants Bancorp

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

Common Shares/Dividends. As of June 30, 2022, the Company had 43,106,505 common shares issued and outstanding. The Board expects to declare a quarterly dividend of $0.07 per share in each quarter of 2022. On November 17, 2021, the Company announced an increase in authorization for its stock repurchase program, up to $75,000,000 of common stock, expiring December 31, 2023. On April 29, 2022, the Company entered into a Rule 10b5-1 plan (the “10b5-1 Plan”) with a broker for the repurchase of shares of its common stock commencing on May 3, 2022. The following table summarizes our share repurchase authorizations and repurchase activity of our common stock through June 30, 2022:

Three Months Ended
June 30,
2022
Remaining authorization at December 31, 2021	$75,000,000
Dollar value of shares repurchased	$3,935,333
Shares repurchased(1)	165,037
Average price paid per share	$23.85
Remaining authorization at June 30, 2022	$71,064,667

Merchants Bancorp

The timing and actual number of additional shares repurchased will depend on a variety of factors, including cash requirements to meet the operating needs of the business, legal requirements, as well as the share price and economic and market conditions.

Capital Adequacy.

The following tables present the Company’s capital ratios at June 30, 2022 and December 31, 2021:

			Minimum Amount
			To Be Well
	Actual		Capitalized(1)
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
June 30, 2022
CBLR (Tier 1) capital(1) (to average assets)
(i.e., CBLR - leverage ratio)
Company	$1,217,718	12.4%	$882,179	> 9%
Merchants Bank	1,171,291	12.3%	857,175	> 9%
FMBI	31,104	10.3%	27,088	> 9%
(1)	As defined by regulatory agencies.

			Minimum Amount
			To Be Well
	Actual		Capitalized(1)
	Amount	Ratio	Amount	Ratio

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

Merchants Bancorp

The Company, Merchants Bank, and FMBI elected to begin using CBLR in the first quarter of 2020 and all intend to utilize this measure until they no longer meet the eligibility criteria and the applicable grace periods have expired. Accordingly, the Company will not calculate or report risk-based capital ratios at this time.

At June 30, 2022 the Company’s off-balance sheets exposures exceeded 25% of total assets and its total assets exceeded $10 billion. If these conditions continue, the Company may no longer be eligible to utilize CBLR after September 30, 2022, when the grace periods expire. Additionally, the Company is prepared to address the additional regulatory requirements and does not expect it to have significant financial implications.

Management believes, as of June 30, 2022 and December 31, 2021, that the Company, Merchants Bank, and FMBI met all the regulatory capital adequacy requirements with CBLR to be classified as well-capitalized, and management is not aware of any conditions or events since the most recent regulatory notification that would change the Company’s, Merchants Bank’s, or FMBI’s category.

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

Merchants Bancorp

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

The following table presents NII at Risk for Merchants Bank as of June 30, 2022 and December 31, 2021.

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
June 30, 2022:
Dollar change	$(63,986)	$(49,661)	$41,524	$83,340
Percent change	(16.0)%	(12.4)%	10.4%	20.9%

December 31, 2021:
Dollar change	$(13,810)	$(17,991)	$21,895	$65,010
Percent change	(4.9)%	(6.3)%	7.7%	22.9%

Our interest rate risk management policy limits the change in our net interest income to 20% for a +/- 100 basis point move in interest rates, and 30% for a +/- 200 basis point move in rates. At June 30, 2022 we estimated that we are within policy limits set by our board of directors for the -200, -100, +100, and +200 basis point scenarios.

The EVE results for Merchants Bank included in the following table reflect the analysis used quarterly by management. It models immediate -200, -100, +100 and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
June 30, 2022:
Dollar change	$60,871	$21,267	$(9,778)	$(18,681)
Percent change	5.0%	1.7%	(0.8)%	(1.5)%

December 31, 2021:
Dollar change	$3,703	$42,983	$(6,817)	$(6,288)
Percent change	0.3%	4.0%	(0.6)%	(0.6)%

Our interest rate risk management policy limits the change in our EVE to 15% for a +/- 100 basis point move in interest rates, and 20% for a +/- 200 basis point move in rates. We are within policy limits set by our board of directors for the -200, -100, +100 and +200 basis point scenarios. The EVE reported at June 30, 2022 projects that as interest rates

Merchants Bancorp

increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective.

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

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2022, the Company repurchased 165,037 shares for $3.9 million at an average price of $23.85 per share of common stock. The following table presents our repurchase activity on a cash basis:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet to be purchased under the plans or programs (1)

April 1 - April 30, 2022	—	$—	—	$75,000,000
May 1 - May 31, 2022	100,000	$23.63	100,000	$72,637,213
June 1 - June 30, 2022	65,037	$24.18	65,037	$71,064,667
Total	165,037	$23.85	165,037

(1)	On November 17, 2021, the Company announced an increase in authorization for its stock repurchase program, up to $75,000,000 of common stock, expiring December 31, 2023. On April 29, 2022, the Company entered into a Rule 10b5-1 plan (the “10b5-1 Plan”) with a broker for the repurchase of shares of its common stock commencing on May 3, 2022. The details of this repurchase plan were provided in the Form 8-K filed by the Company on May 24, 2022.

ITEM 3.       Defaults Upon Senior Securities

None.

ITEM 4.       Mine Safety Disclosures

Not applicable.

ITEM 5.       Other Information

None.

ITEM 6.       Exhibits

Exhibit
Number	Description

3.1	Second Amended and Restated Articles of Incorporation of Merchants Bancorp. (incorporated by reference to Exhibit 3.1 of the registration statement on Form 8-K, filed on May 24, 2022).

3.2	Second Amended and Restated By-Laws of Merchants Bancorp (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on November 20, 2017).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Merchants Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Merchants Bancorp

Date:	August 8, 2022	By:	/s/ Michael F. Petrie
Michael F. Petrie
Chairman & Chief Executive Officer

Date:	August 8, 2022	By:	/s/ John F. Macke
John F. Macke Chief Financial Officer
(Principal Financial & Accounting Officer)