Form 10-Q
period 2022-09-30
Merchants Bancorp
filed 2022-11-08
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value	MBIN	NASDAQ
Series A Preferred Stock, without par value Depositary Shares, each representing a 1/40th interest in a share of Series B Preferred Stock, without par value	MBINP MBINO	NASDAQ NASDAQ

Depositary Shares, each representing a 1/40th interest in a share of Series C Preferred Stock, without par value

Depositary Shares, each representing a 1/40th interest in a share of Series D Preferred Stock, without par value

	MBINN MBINM	NASDAQ NASDAQ

As of November 1, 2022, the latest practicable date, 43,109,578 shares of the registrant’s common stock, without par value, were issued and outstanding.

Merchants Bancorp

Part I – Financial Information

Item 1. Financial Statements

Merchants Bancorp

Condensed Consolidated Balance Sheets

September 30, 2022 (Unaudited) and December 31, 2021

(In thousands, except share data)

	September 30,	December 31,
	2022	2021
Assets
Cash and due from banks	$13,796	$14,030
Interest-earning demand accounts	310,165	1,018,584
Cash and cash equivalents	323,961	1,032,614
Securities purchased under agreements to resell	3,497	5,888
Mortgage loans in process of securitization	137,448	569,239
Available for sale securities	322,069	310,629
Held to maturity securities (includes $1,005,487 and $0, respectively at fair value)	1,005,487	—
Federal Home Loan Bank (FHLB) stock	39,130	29,588
Loans held for sale (includes $68,785 and $48,583, respectively at fair value)	2,844,750	3,303,199
Loans receivable, net of allowance for credit losses on loans of $38,996 and $31,344, respectively	6,919,128	5,751,319
Premises and equipment, net	35,492	31,212
Servicing rights	144,984	110,348
Interest receivable	40,170	24,103
Goodwill	15,845	15,845
Intangible assets, net	1,307	1,707
Other assets and receivables	145,454	92,947
Total assets	$11,978,722	$11,278,638
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$315,868	$641,442
Interest-bearing	10,003,611	8,341,171
Total deposits	10,319,479	8,982,613
Borrowings	97,279	1,033,954
Deferred and current tax liabilities, net	19,124	19,170
Other liabilities	130,250	87,492
Total liabilities	10,566,132	10,123,229
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value(1)
Authorized - 75,000,000 shares at September 30, 2022 and 50,000,000 shares at December 31, 2021
Issued and outstanding - 43,109,578 shares at September 30, 2022 and 43,180,079 shares at December 31, 2021	137,226	137,565
Preferred stock, without par value - 5,000,000 total shares authorized
7% Series A Preferred stock - $25 per share liquidation preference
Authorized - 3,500,000 shares
Issued and outstanding - 2,081,800 shares	50,221	50,221
6% Series B Preferred stock - $1,000 per share liquidation preference
Authorized - 125,000 shares
Issued and outstanding - 125,000 shares (equivalent to 5,000,000 depositary shares)	120,844	120,844
6% Series C Preferred stock - $1,000 per share liquidation preference
Authorized - 200,000 shares
Issued and outstanding - 196,181 shares (equivalent to 7,847,233 depositary shares)	191,084	191,084
8.25% Series D Preferred stock - $1,000 per share liquidation preference
Authorized - 300,000 shares
Issued and outstanding - 142,500 shares (equivalent to 5,700,000 depositary shares)	137,371	—
Retained earnings	787,530	657,149
Accumulated other comprehensive loss	(11,686)	(1,454)
Total shareholders' equity	1,412,590	1,155,409
Total liabilities and shareholders' equity	$11,978,722	$11,278,638

(1)	The number of shares have been restated to reflect the 3-for-2 common stock split, effective on January 17, 2022.

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Income (Unaudited)

For the Three and Nine Months Ended September 30, 2022 and 2021

(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest Income
Loans	$129,101	$72,924	$287,291	$216,717
Mortgage loans in process of securitization	2,162	2,868	5,856	8,728
Investment securities:
Available for sale - taxable	485	1,115	2,103	2,302
Available for sale - tax exempt	—	12	—	32
Held to maturity	970	—	970	—
Federal Home Loan Bank stock	379	190	932	966
Other	1,015	205	2,242	556
Total interest income	134,112	77,314	299,394	229,301
Interest Expense
Deposits	45,002	6,981	68,583	19,764
Borrowed funds	3,725	1,452	7,670	4,286
Total interest expense	48,727	8,433	76,253	24,050
Net Interest Income	85,385	68,881	223,141	205,251
Provision for credit losses	2,225	1,079	10,888	2,427
Net Interest Income After Provision for Credit Losses	83,160	67,802	212,253	202,824
Noninterest Income
Gain on sale of loans	13,354	29,013	52,883	82,755
Loan servicing fees, net	8,169	5,313	27,507	14,991
Mortgage warehouse fees	1,105	2,732	4,313	9,927
Syndication and asset management fees	3,073	643	5,286	1,178
Other income	3,485	2,570	12,965	8,211
Total noninterest income	29,186	40,271	102,954	117,062
Noninterest Expense
Salaries and employee benefits	23,027	20,197	66,795	60,340
Loan expenses	1,226	1,734	3,621	6,178
Occupancy and equipment	1,967	1,861	5,792	5,296
Professional fees	2,429	901	5,326	2,102
Deposit insurance expense	755	664	2,184	1,986
Technology expense	1,325	1,169	3,865	3,077
Other expense	4,222	2,946	11,358	8,760
Total noninterest expense	34,951	29,472	98,941	87,739
Income Before Income Taxes	77,395	78,601	216,266	232,147
Provision for income taxes	18,907	20,098	53,701	60,244
Net Income	$58,488	$58,503	$162,565	$171,903
Dividends on preferred stock	(5,729)	(5,729)	(17,186)	(15,145)
Net Income Allocated to Common Shareholders	52,759	52,774	145,379	156,758
Basic Earnings Per Share(1)	$1.22	$1.22	$3.37	$3.63
Diluted Earnings Per Share(1)	$1.22	$1.22	$3.36	$3.62
Weighted-Average Shares Outstanding(1)
Basic	43,107,975	43,176,296	43,182,380	43,169,618
Diluted	43,258,925	43,314,755	43,331,148	43,300,688

(1)	The number of shares and per share amounts have been restated to reflect the 3-for-2 common stock split, effective on January 17, 2022.

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three and Nine Months Ended September 30, 2022 and 2021

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Income	$58,488	$58,503	$162,565	$171,903
Other Comprehensive Income (Loss):
Net change in unrealized gain/(losses) on investment securities available for sale, net of tax (expense)/benefits of $1,210, $(96), $3,413 and $34, respectively	(3,616)	266	(10,232)	(112)
Other comprehensive income (loss) for the period	(3,616)	266	(10,232)	(112)
Comprehensive Income	$54,872	$58,769	$152,333	$171,791

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three and Nine Months Ended September 30, 2022 and 2021

(In thousands, except share data)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022		2021		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance beginning of period(1)	43,106,505	$136,671	43,175,398	$136,836	43,180,079	$137,565	43,120,625	$135,857
Repurchase of common stock	-	-			(165,037)	(1,761)
Cash paid in lieu of fractional shares for stock split	-	-			(29)	(1)
Distribution to employee stock ownership plan	-	-	-	-	20,709	653	29,149	537
Shares issued for stock compensation plans, net of taxes withheld to satisfy tax obligations	3,073	555	2,663	364	73,856	770	28,287	806
Balance end of period	43,109,578	137,226	43,178,061	137,200	43,109,578	137,226	43,178,061	137,200

8% Preferred Stock
Balance beginning of period	-	-	-	-	-	-	41,625	41,581
Redemption of 8% preferred stock	-	-	-	-	-	-	(41,625)	(41,581)
Balance end of period	-	-	-	-	-	-	-	-

7% Series A Preferred Stock
Balance at beginning and end of period	2,081,800	50,221	2,081,800	50,221	2,081,800	50,221	2,081,800	50,221

6% Series B Preferred Stock
Balance at beginning and end of period	125,000	120,844	125,000	120,844	125,000	120,844	125,000	120,844

6% Series C Preferred Stock
Balance beginning of period	196,181	191,084	196,181	191,084	196,181	191,084	-	-
Issuance of 6% Series C preferred stock, net of $5.1 million in offering expenses	-	-	-	-	-	-	150,000	144,926
Private issuance of 6% Series C preferred stock, net of $23 in offering expenses	-	-	-	-	-	-	46,181	46,158
Balance end of period	196,181	191,084	196,181	191,084	196,181	191,084	196,181	191,084

8.25% Series D Preferred Stock
Balance beginning of period	-	-	-	-	-	-	-	-
Issuance of 8.25% Series D preferred stock, net of $5.1 million in offering expenses	142,500	137,371	-	-	142,500	137,371	-	-
Balance end of period	142,500	137,371	-	-	142,500	137,371	-	-

Retained Earnings
Balance beginning of period		737,789		560,083		657,149		461,744
Net income		58,488		58,503		162,565		171,903
Impact from adoption of ASU 2016-13 (Credit Losses)		-		-		(3,648)		-
Impact from adoption of ASU 2016-02 (Leases)		-		-		(110)		-
Dividends on 8% preferred stock, $80.00 per share, annually		-		-		-		(833)
Final dividend for redemption of 8% preferred stock, $3.33 per share		-		-		-		(139)
Dividends on 7% Series A preferred stock, $1.75 per share, annually		(911)		(911)		(2,732)		(2,732)
Dividends on 6% Series B preferred stock, $60.00 per share, annually		(1,875)		(1,875)		(5,625)		(5,625)
Dividends on 6% Series C preferred stock, $60.00 per share, annually		(2,943)		(2,943)		(8,829)		(5,816)
Dividends on common stock, $0.28 per share, annually in 2022 and $0.24 per share, annually in 2021		(3,018)		(2,590)		(9,066)		(7,771)
Deconsolidation of entities		-		-		-		(419)
Redemption of 8% preferred stock		-		-		-		(45)
Repurchase of common stock		-		-		(2,174)		-
Balance end of period		787,530		610,267		787,530		610,267

Accumulated Other Comprehensive Income (Loss)
Balance beginning of period		(8,070)		(4)		(1,454)		374
Other comprehensive income (loss)		(3,616)		266		(10,232)		(112)
Balance end of period		(11,686)		262		(11,686)		262

Total shareholders' equity		$1,412,590		$1,109,878		$1,412,590		$1,109,878

(1)	The number of shares have been restated to reflect the 3-for-2 common stock split, effective on January 17, 2022.

See notes to condensed consolidated financial statements

Merchants Bancorp

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2022 and 2021

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities:
Net income	$162,565	$171,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,832	1,616
Provision for credit losses	10,888	2,427
Gain on sale of loans	(52,883)	(82,755)
Proceeds from sales of loans	21,488,416	44,276,199
Loans and participations originated and purchased for sale	(20,209,971)	(44,463,275)
Purchases of low-income housing tax credits for sale	(22,122)	—
Proceeds from sale of low-income housing tax credits	8,556	—
Change in servicing rights for paydowns and fair value adjustments	(11,974)	526
Net change in:
Mortgage loans in process of securitization	431,791	(295,294)
Other assets and receivables	(20,958)	(1,209)
Other liabilities	50,630	3,007
Other	(2,854)	(980)
Net cash provided by operating activities	1,833,916	(387,835)
Investing activities:
Net change in securities purchased under agreements to resell	2,391	657
Purchases of available for sale securities	(50,274)	(195,206)
Purchases of held to maturity securities	(1,005,487)	—
Proceeds from the sale of available for sale securities	11,379	34,469
Proceeds from calls, maturities and paydowns of available for sale securities	12,755	128,502
Purchases of loans	(289,030)	(312,992)
Net change in loans receivable	(1,675,505)	(16,240)
Proceeds from sale of loans receivable	—	262,086
Purchase of FHLB stock	(10,326)	(111)
Proceeds from sale of FHLB stock	784	—
Proceeds from sale of servicing rights	—	438
Purchases of premises and equipment	(6,178)	(3,281)
Purchase of servicing rights	(2,057)	—
Purchase of limited partnership interests	(42,710)	(12,149)
Cash paid in deconsolidation of subsidiary	—	(464)
Other investing activities	4,314	404
Net cash used in investing activities	(3,049,944)	(113,887)
Financing activities:
Net change in deposits	1,336,866	1,537,148
Proceeds from borrowings	44,950,000	28,803,270
Repayment of borrowings	(45,890,075)	(29,342,391)
Proceeds from notes payable	3,400	—
Proceeds from issuance of preferred stock	137,371	191,084
Repurchase of preferred stock	—	(41,625)
Repurchase of common stock	(3,935)	—
Dividends	(26,252)	(22,916)
Net cash provided by (used in) financing activities	507,375	1,124,570
Net Change in Cash and Cash Equivalents	(708,653)	622,848
Cash and Cash Equivalents, Beginning of Period	1,032,614	179,728
Cash and Cash Equivalents, End of Period	$323,961	$802,576
Supplemental Cash Flows Information:
Interest paid	$63,917	$23,049
Income taxes paid, net of refunds	47,174	57,692
Transfer of loans from loans receivable to loans held for sale	788,849	131,563
Deconsolidation of debt fund entities	—	See Note 1

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

The accompanying unaudited condensed consolidated balance sheet of the Company as of December 31, 2021, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2021 in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of September 30, 2022 and the results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. All interim amounts have not been audited and the results of operations for the three and nine months ended September 30, 2022, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of and for the period ended September 30, 2022 and 2021 include results from the Company, and its wholly owned subsidiaries, Merchants Bank, FMBI and MAM. Also included are Merchants Bank’s primary operating subsidiaries, MCC, MCS and MCI, as well as all direct and indirectly owned subsidiaries owned by Merchants Bancorp.

In addition, when the Company makes an equity investment in or has a relationship with an entity for which it holds a variable interest, it is evaluated for consolidation requirements under Accounting Standards Update of Topic 810. Accordingly, the entity is assessed for potential consolidation under the variable interest entity (“VIE”) model and would only consolidate those entities for which it is a primary beneficiary. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the entity, and an interest that could be significant to the entity. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size and form of our involvement with the entity are evaluated. Alternatively, under the voting interest model, it would only consolidate those entities for which it has a controlling interest. Because the variable interest investments held by the Company as of September 30, 2022 are not deemed to be primary beneficiaries or controlling interests, the entities are not consolidated and the equity method or proportional method of accounting has been applied. The Company will analyze whether its entities are the primary beneficiary on an ongoing basis. Changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment. See Note 5: Variable Interest Entities (VIEs) for additional information about VIEs.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Reclassifications

Certain reclassifications may have been made to the 2021 financial statements to conform to the financial statement presentation as of and for the three and nine months ended September 30, 2022. These reclassifications had no effect on net income.

Note 2:   Investment Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of available for sale and held to maturity securities as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Available for sale securities:
Treasury notes	$37,288	$—	$976	$36,312
Federal agencies	284,982	—	14,629	270,353
Mortgage-backed - Government-sponsored entity (GSE)	15,405	10	11	15,404
Total available for sale securities	$337,675	$10	$15,616	$322,069
Held to maturity securities:
Mortgage-backed - Non-GSE multi-family	$1,005,487	$—	$—	$1,005,487
Total held to maturity securities	$1,005,487	$—	$—	$1,005,487

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Available for sale securities:
Treasury notes	$8,232	$4	$27	$8,209
Federal agencies	264,970	—	1,675	263,295
Municipals	4,300	—	—	4,300
Mortgage-backed - Government-sponsored entity (GSE)	18,664	32	336	18,360
Mortgage-backed - Non-GSE multi-family	16,424	41	—	16,465
Total available for sale securities	$312,590	$77	$2,038	$310,629

At September 30, 2022 and December 31, 2021, GSE mortgage-backed securities included in the tables above are primarily backed by multi-family loans. The September 30, 2022 table includes a held to maturity security that was purchased following a September 2022 loan sale and securitization transaction as described in Note 4: Loans and Allowance for Credit Losses on Loans. The December 31, 2021 table above also included 2 securities purchased from Freddie Mac following the loan sale and securitization arrangement with Freddie Mac described in Note 4: Loans and Allowance for Credit Losses on Loans. One of these securities was subsequently sold at book value resulting in no gain

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

or loss during the three and nine months ended September 30, 2022, and the other security was fully amortized resulting in no gain loss during the three and nine months ended September 30, 2022.

Accrued interest on available for sale securities totaled $0.6 million at September 30, 2022 and $0.4 million at December 31, 2021, respectively, and is excluded from the estimate of credit losses.

Accrued interest on held to maturity securities totaled $2.3 million at September 30, 2022 and $0 at December 31, 2021, respectively, and is excluded from the estimate of credit losses.

The amortized cost and fair value of available for sale and held to maturity securities at September 30, 2022 and December 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available for sale securities:	(In thousands)
Within one year	$73,994	$71,805	$6,548	$6,551
After one through five years	248,276	234,860	270,954	269,253
After five through ten years	—	—	—	—
After ten years	—	—	—	—
	322,270	306,665	277,502	275,804
Mortgage-backed - Government-sponsored entity (GSE)	15,405	15,404	18,664	18,360
Mortgage-backed - Non-GSE multi-family	—	—	16,424	16,465
	$337,675	$322,069	$312,590	$310,629
Held to maturity securities:
Within one year	$—	$—	$—	$—
After one through five years	1,005,487	1,005,487	—	—
After five through ten years	—	—	—	—
After ten years	—	—	—	—
	$1,005,487	$1,005,487	$—	$—

During the three and nine months ended September 30, 2022, one of the mortgage-backed – non-GSE multi-family securities available for sale was sold for $11.4 million resulting in no gain or loss. During the three and nine months ended September 30, 2021 proceeds from sales of $34.5 million securities available for sale were sold, and no gain or loss was recognized.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investment securities with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021:

	September 30, 2022
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Available for sale securities:
Treasury notes	$34,357	$931	$1,955	$45	$36,312	$976
Federal agencies	62,372	2,628	207,981	12,001	270,353	14,629
Mortgage-backed - Government-sponsored entity (GSE)	768	11	—	—	768	11
	$97,497	$3,570	$209,936	$12,046	$307,433	$15,616

	December 31, 2021
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Available for sale securities:
Treasury notes	$7,957	$27	$—	$—	$7,957	$27
Federal agencies	238,489	1,503	24,806	172	263,295	1,675
Mortgage-backed - Government-sponsored entity (GSE)	719	336	—	—	719	336
	$247,165	$1,866	$24,806	$172	$271,971	$2,038

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

In evaluating available for sale securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized losses on the Company’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. There were no credit related factors underlying unrealized losses on available for sale debt securities at September 30, 2022 and December 31, 2021.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3:   Mortgage Loans in Process of Securitization

Mortgage loans in process of securitization are recorded at fair value with changes in fair value recorded in earnings. These include multi-family rental real estate loan originations to be sold as Government National Mortgage Association (“Ginnie Mae”) mortgage-backed securities and Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) participation certificates, all of which are pending settlement with firm investor commitments to purchase the securities, typically occurring within 30 days. The fair value increases recorded in earnings for mortgage loans in process of securitization totaled $1.1 million and $4.9 million at September 30, 2022 and 2021, respectively.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest separately from the related loan balance in the consolidated balance sheets. Accrued interest on loans totaled $26.5 million and $15.4 million at September 30, 2022 and December 31, 2021, respectively.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

 Loan Portfolio Summary

Loans receivable at September 30, 2022 and December 31, 2021 include:

	September 30,	December 31,
	2022	2021

	(In thousands)

Mortgage warehouse lines of credit	$815,084	$781,437
Residential real estate	1,030,075	843,101
Multi-family financing(1)	2,766,950	2,702,042
Healthcare financing(1)	1,429,675	826,157
Commercial and commercial real estate	810,731	520,199
Agricultural production and real estate	91,913	97,060
Consumer and margin loans	13,696	12,667
	6,958,124	5,782,663
Less:
ACL-Loans	38,996	31,344

Loans Receivable	$6,919,128	$5,751,319

(1)	In 2022, the Company started presenting these two loan types on separate lines for reporting purposes.

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

Risk is evident if there is a change in the fair value of mortgage loans originated by mortgage bankers in warehouse, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit. However, the warehouse customers are required to hedge the change in value of these loans to mitigate the risk.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The ACL-Loans is the Company’s estimate of expected credit losses. Loans receivable is presented net of the allowance to reflect the principal balance expected to be collected over the contractual term of the loans. This life of loan allowance is established through a provision for credit losses charged to net interest income as loans are recorded in the financial statements. The provision for a reporting period also reflects increases or decreases in the allowance related to changes in credit loss expectations. Actual credit losses are charged against the allowance when management believes the uncollectability of a loan balance, or a portion thereof, is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The ACL-Loans is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans considering relevant available information from internal and external sources, including historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance also incorporates reasonable and supportable forecasts. There have been no changes to the credit quality components used to assess risk during the nine months ended September 30, 2022. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The level of the ACL is believed to be adequate to absorb innate expected future losses in the loan portfolio as of the measurement date.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The estimate includes a four-quarter reasonable and supportable economic forecast period followed by an eight-quarter, straight-line reversion period to the historical mean for the remaining life of the loans. Model results are supplemented by qualitative adjustments for risk factors relevant in assessing the expected credit losses within the portfolio segments. These adjustments may increase or decrease the estimate of expected credit losses based upon the assessed level of risk for each qualitative factor. The various risks that are considered in making qualitative adjustments include (i) changes in the value of underlying collateral for collateral dependent loans, (ii) the effect of other external factors such as regulatory and legal requirements, the impact of (i) changes in national, regional and local economic conditions, (ii) changes in lending policies and procedures, (iii) changes in the volume and severity of past due loans, (iv) changes in the nature and volume of the loan portfolio, (v) changes in the experience, depth and ability of lending management, (vi) the existence and effect of any concentrations in credit, (vii) changes in the quality of the credit review function.

The models utilized and the applicable qualitative adjustments require assumptions and management judgement that can be subjective in nature. The above measurement approach is also used to estimate the expected credit losses associated with unfunded loan commitments, which also incorporates expected utilization rates.

The following tables present, by loan portfolio segment, the activity in the ACL-Loans for the three and nine months ended September 30, 2022:

	For the Three Months Ended September 30, 2022
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$2,422	$4,910	$16,364	$7,936	$5,195	$551	$96	$37,474
Provision for credit losses	(230)	1,370	(2,365)	1,061	1,821	1	51	1,709
Loans charged to the allowance	—	(4)	—	—	(275)	—	—	(279)
Recoveries of loans previously charged off	—	—	—	—	92	—	—	92
Balance, end of period	$2,192	$6,276	$13,999	$8,997	$6,833	$552	$147	$38,996

	For the Nine Months Ended September 30, 2022
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$1,955	$4,170	$14,084	$4,461	$5,879	$657	$138	$31,344
Impact of adopting CECL	41	275	520	139	(1,277)	(18)	21	(299)
Provision for credit losses	196	1,835	(605)	4,397	2,726	(87)	(4)	8,458
Loans charged to the allowance	—	(4)	—	—	(1,238)	—	(15)	(1,257)
Recoveries of loans previously charged off	—	—	—	—	743	—	7	750
Balance, end of period	$2,192	$6,276	$13,999	$8,997	$6,833	$552	$147	$38,996

The Company recorded a provision for credit losses of $2.2 million for the three months ended September 30, 2022. The $2.2 million provision for credit losses consisted of $1.7 million for the ACL-Loans, $0.5 million for the ACL-OBCE’s and $0 for the contingent reserve related to the Freddie Mac-sponsored Q-series securitization transaction.

The Company recorded a provision for credit losses of $10.9 million for the nine months ended September 30, 2022. The $10.9 million provision for credit losses consisted of $8.5 million for the ACL-Loans, $1.2 million for the ACL-OBCE’s, and $1.2 million for the contingent reserve related to the Freddie Mac-sponsored Q-series securitization transaction.

Prior to the adoption of CECL, the Company maintained an allowance for loan losses in accordance with the incurred loss model as disclosed in the Company’s 2021 Annual Report on Form 10-K.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the allowance for loan losses for the three and nine months ended September 30, 2021:

	For the Three Months Ended September 30, 2021
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of period	$2,935	$3,969	$11,678	$4,104	$5,239	$611	$160	$28,696
Provision for credit losses	(705)	105	1,105	324	296	(2)	(44)	1,079
Loans charged to the allowance	—	—	—	—	(650)	—	—	(650)
Recoveries of loans previously charged off	—	—	—	—	—	—	9	9
Balance, end of period	$2,230	$4,074	$12,783	$4,428	$4,885	$609	$125	$29,134

	For the Nine Months Ended September 30, 2021
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of period	$4,018	$3,334	$12,041	$2,690	$4,641	$636	$140	$27,500
Provision for credit losses	(1,788)	742	742	1,738	1,046	(27)	(26)	2,427
Loans charged to the allowance	—	(2)	—	—	(802)	—	(6)	(810)
Recoveries of loans previously charged off	—	—	—	—	—	—	17	17
Balance, end of period	$2,230	$4,074	$12,783	$4,428	$4,885	$609	$125	$29,134

The following table presents the allowance for loan losses and the recorded investment in loans and impairment method as of December 31, 2021:

	December 31, 2021
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, December 31, 2021	$1,955	$4,170	$14,084	$4,461	$5,879	$657	$138	$31,344
Ending balance: individually evaluated for impairment	$—	$16	$—	$—	$867	$—	$7	$890
Ending balance: collectively evaluated for impairment	$1,955	$4,154	$14,084	$4,461	$5,012	$657	$131	$30,454
Loans
Balance, December 31, 2021	$781,437	$843,101	$2,702,042	$826,157	$520,199	$97,060	$12,667	$5,782,663
Ending balance individually evaluated for impairment	$—	$419	$36,760	$—	$6,055	$158	$13	$43,405
Ending balance collectively evaluated for impairment	$781,437	$842,682	$2,665,282	$826,157	$514,144	$96,902	$12,654	$5,739,258

The below table presents the amortized cost basis and ACL-Loans allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses:

	September 30, 2022
	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL-Loans Allocation

	(In thousands)
RES RE	$196	$—	$6	$202	$22
MF FIN	36,760	—	—	36,760	167
CML & CRE	—	5,036	745	5,781	611
AG & AGRE	147	—	—	147	1
CON & MAR	—	—	3	3	—
Total collateral dependent loans	$37,103	$5,036	$754	$42,893	$801

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There has been no significant changes to the types of collateral securing the Company’s collateral dependent loans compared to September 30, 2021.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal risk rating category as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	TOTAL

	(In thousands)
MTG WHLOC
Acceptable and Above	$—	$—	$—	$—	$—	$—	$815,084	$815,084
Total	$—	$—	$—	$—	$—	$—	$815,084	$815,084
RES RE
Acceptable and Above	12,903	7,999	24,802	3,534	730	10,696	968,275	1,028,939
Special Mention (Watch)	—	—	—	61	74	799	—	934
Substandard	—	—	—	—	—	202	—	202
Total	$12,903	$7,999	$24,802	$3,595	$804	$11,697	$968,275	$1,030,075
MF FIN
Acceptable and Above	714,724	742,079	245,382	46,557	7,631	7,287	928,462	2,692,122
Special Mention (Watch)	28,529	5,000	4,539	—	—	—	—	38,068
Substandard	36,760	—	—	—	—	—	—	36,760
Total	$780,013	$747,079	$249,921	$46,557	$7,631	$7,287	$928,462	$2,766,950
HC FIN
Acceptable and Above	710,459	310,464	183,047	13,860	—	—	112,288	1,330,118
Special Mention (Watch)	30,051	43,903	15,623	9,980	—	—	—	99,557
Total	$740,510	$354,367	$198,670	$23,840	$—	$—	$112,288	$1,429,675
CML & CRE
Acceptable and Above	75,569	87,709	28,353	54,185	12,855	9,111	534,600	802,382
Special Mention (Watch)	45	20	971	124	101	230	1,077	2,568
Substandard	—	1,779	604	75	—	671	2,652	5,781
Total	$75,614	$89,508	$29,928	$54,384	$12,956	$10,012	$538,329	$810,731
AG & AGRE
Acceptable and Above	9,782	7,716	15,990	6,010	3,255	20,803	26,608	90,164
Special Mention (Watch)	14	64	471	425	163	408	57	1,602
Substandard	—	—	—	—	—	147	—	147
Total	$9,796	$7,780	$16,461	$6,435	$3,418	$21,358	$26,665	$91,913
CON & MAR
Acceptable and Above	4,582	575	345	114	4,683	14	3,356	13,669
Special Mention (Watch)	—	—	21	—	—	3	—	24
Substandard	—	—	—	—	—	3	—	3
Total	$4,582	$575	$366	$114	$4,683	$20	$3,356	$13,696

Total Acceptable and Above	$1,528,019	$1,156,542	$497,919	$124,260	$29,154	$47,911	$3,388,673	$6,772,478
Total Special Mention (Watch)	$58,639	$48,987	$21,625	$10,590	$338	$1,440	$1,134	$142,753
Total Substandard	$36,760	$1,779	$604	$75	$—	$1,023	$2,652	$42,893
Total Loans	$1,623,418	$1,207,308	$520,148	$134,925	$29,492	$50,374	$3,392,459	$6,958,124

	December 31, 2021
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Special Mention (Watch)	$—	$946	$27,155	$66,406	$2,483	$3,820	$21	$100,831
Substandard	—	419	36,760	—	6,055	158	13	43,405
Acceptable and Above	781,437	841,736	2,638,127	759,751	511,661	93,082	12,633	5,638,427
Total	$781,437	$843,101	$2,702,042	$826,157	$520,199	$97,060	$12,667	$5,782,663

The Company did not have any material revolving loans converted to term loans at September 30, 2022.

The Company evaluates the loan risk grading system definitions and ACL-Loans methodology on an ongoing basis. No significant changes were made to either during the past year.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Delinquent Loans

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2022 and December 31, 2021. There was one loan totaling $36.8 million at September 30, 2022 and December 31, 2021 that had been modified in accordance with the CARES Act and therefore not classified as delinquent.  This loan has been granted extended dates to make payments and no payments were due as of September 30, 2022. Also excluded from the tables below are government guaranteed commercial SBA loans totaling $0 and $3.2 million that were 30-59 days past due and government guaranteed commercial SBA loans with balances of $0 and $274,000 that were over 90 days past due as of September 30, 2022 and December 31, 2021, respectively.

	September 30, 2022
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$815,084	$815,084
RES RE	627	109	125	861	1,029,214	1,030,075
MF FIN	—	—	—	—	2,766,950	2,766,950
HC FIN	—	—	21,783	21,783	1,407,892	1,429,675
CML & CRE	—	—	3,778	3,778	806,953	810,731
AG & AGRE	59	73	—	132	91,781	91,913
CON & MAR	90	—	5	95	13,601	13,696
	$776	$182	$25,691	$26,649	$6,931,475	$6,958,124

	December 31, 2021
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$781,437	$781,437
RES RE	1,252	287	186	1,725	841,376	843,101
MF FIN	—	—	—	—	2,702,042	2,702,042
HC FIN	—	—	—	—	826,157	826,157
CML & CRE	591	8	149	748	519,451	520,199
AG & AGRE	37	21	—	58	97,002	97,060
CON & MAR	43	5	40	88	12,579	12,667
	$1,923	$321	$375	$2,619	$5,780,044	$5,782,663

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

The following table presents by portfolio class, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2021:

	For the Three Months Ended September 30, 2021
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

Average recorded investment in impaired loans	$—	$595	$9,190	$—	$6,731	$158	$6	$16,680
Interest income recognized	—	30	—	—	82	—	—	112

	For the Nine Months Ended September 30, 2021
	MTG WHLOC	RES RE	MF RE	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

Average recorded investment in impaired loans	$—	$1,885	$7,352	$—	$7,307	$747	$7	$17,298
Interest income recognized	—	57	—	—	341	—	—	398

Nonperforming Loans

Nonaccrual loans, including TDRs that have not met the six-month minimum performance criterion, are reported as nonperforming loans. For all loan classes, it is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until three months of satisfactory borrower performance, at which time management would consider its return to accrual status. A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is doubtful under the terms of the loan

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

agreement. Most generally, this is at 90 or more days past due. The amount of interest income recognized on nonaccrual financial assets during the nine months ended September 30, 2022 was immaterial.

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at September 30, 2022 and December 31, 2021.

	September 30,		December 31,
	2022		2021
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing

	(In thousands)
RES RE	$201	$21	$362	$22
MF RE	21,783	—	—	—
CML & CRE	4,393	—	—	149
AG & AGRE	147	—	158	30
CON & MAR	3	2	4	36
	$26,527	$23	$524	$237

The Company did not have any nonperforming loans without an estimated ACL at September 30, 2022.

No troubled loans were modified during the three or nine months ended September 30, 2022 or 2021. No restructured loans defaulted during the three or nine months ended September 30, 2022 or 2021. Loan modifications or forbearances related to the COVID-19 pandemic will generally not be considered TDRs.

The CARES Act included several provisions designed to help financial institutions like the Company in working with their customers. Section 4013 of the CARES Act, as extended, allows a financial institution to elect to suspend generally accepted accounting principles and regulatory determinations with respect to qualifying loan modifications related to COVID-19 that would otherwise be categorized as a TDR until January 1, 2022. The Company has taken advantage of this provision to extend certain payment modifications to loan customers in need. As of September 30, 2022, the Company has only one loan totaling $36.8 million that was modified during 2020 or 2021 under the CARES Act guidance, that remain on modified terms. The Company modified other loans under the guidance that have since returned to normal repayment status as of September 30, 2022.

There were no residential loans in process of foreclosure as of September 30, 2022 and December 31, 2021.

Significant Loan Sales

Loan Sale and Securitization - 2022 Activity

On September 22, 2022, the Company completed a private securitization by which a $1.2 billion portfolio of multi-family bridge loans was sold into a real estate mortgage investment conduit (“REMIC”) and ultimately sold to investors as securities. The Company purchased one of the securities for a total of $1.0 billion and classified it as a held to maturity security at September 30, 2022. An unaffiliated, third-party institutional investor purchased the remaining subordinate interests and maintains the first-loss position on 13.4% of the losses in the loan portfolio.

As part of the securitization transaction, the Company will be both Master Servicer and Special Servicer of the loans. As Master Servicer and Special Servicer, the Company will have obligations to collect and remit payments of principal and interest, manage payments of taxes and insurance, and otherwise administer the underlying loans.

Beyond servicing the loans, the Company’s ongoing involvement in this transaction is limited to customary obligations of loan sales, including any material breach in representation.  In connection with the securitization, the Company received proceeds and accrued interest on loans, net of the acquired securities, of $150.6 million. No allowance for credit losses was recognized in connection with purchase of the security, in accordance with ASC 326.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

However, the $4.0 million allowance for credit losses associated with the loans sold was released through the provision for credit losses.

The transfer of these loans was accounted for as a sale for financial reporting purposes, in accordance with ASC 860, and a $525,000 net loss on sale was recognized. The net loss on sale included a $5.4 million pricing loss and $4.9 million in transaction expenses partially offset by a $6.7 million positive impact of capitalizing servicing rights associated with this transaction and a $3.2 million release of deferred fees on loans sold.

Freddie Mac Q Series Securitization - 2022 Activity

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

The Company’s ongoing involvement in this transaction is limited to customary obligations of loan sales, including any material breach in representation.  In connection with the securitization, the Company also entered into a reimbursement agreement for a first loss position in the underlying loan portfolio, not to exceed 12% of the unpaid principal amount of the loans comprising the securitization pool at settlement, or approximately $25.7 million.  A contingent reserve of $1.2 million for estimated losses was established with respect to the first loss obligation on May 5, 2022, which was included in provision for credit losses on the consolidated statement of income and other liabilities on the consolidated balance sheet. A noncontingent reserve of $2.5 million related to the Company’s reimbursement obligation was included in other liabilities on the consolidated balance sheet and offset through gain on sale in the consolidated statement of income. The Company was also required to hold collateral against the reimbursement agreement. Accordingly, $27.0 million of U.S. Treasury securities were acquired as part of the transaction.

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

Freddie Mac Q Series Securitization - 2021 Activity

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

During the three and nine months ended September 30, 2022, one of these securities was sold at book value resulting in no gain or loss, and the other security was fully amortized resulting in no gain or loss.

Loans Purchased

The Company purchased $289.0 million and $313.0 million of loans during the nine months ended September 30, 2022 and 2021, respectively.

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

The Company has invested in single-family, multi-family, and healthcare debt financing entities, as well as low-income housing syndicated funds that are deemed to be VIEs. The Company also has deemed as a VIE, a real estate mortgage investment conduit (“REMIC”) trust that was established in conjunction with the September 2022 multi-family loan sale and securitization described in Note 4: Loans and Allowance for Credit Losses on Loans. Accordingly, the entities were assessed for potential consolidation under the VIE model that requires primary beneficiaries to consolidate the entity’s results. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the entity, and an interest that could be significant to the entity. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size and form of involvement with the entity are evaluated.

At September 30, 2022 the Company determined it was not the primary beneficiary of its VIEs, primarily because the Company did not have the obligation to absorb losses or the rights to receive benefits from the VIE that could potentially be significant to the VIE. Evaluation and assessment of VIEs for consolidation is performed on an ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment.

The Company’s maximum exposure to loss associated with its VIEs consists of the capital invested plus any unfunded equity commitments. These investments are recorded in other assets and other liabilities on our consolidated balance sheet. The table below reflects the size of the VIEs as well as our maximum exposure to loss in connection with VIEs at September 30, 2022, and December 31, 2021.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Total	Total	Maximum
Assets ($ in thousands)	Assets	Liabilities	Exposure to Loss

	(In thousands)
September 30, 2022
Unconsolidated VIEs	$56,289	$30,660	$55,014
December 31, 2021
Unconsolidated VIEs	$36,573	$21,014	$36,164

In addition to the table above, the Company also has a VIE in a REMIC trust that was established in September 2022 in conjunction with a loan sale and securitization. Although the trust is not recognized on the balance sheet, the maximum exposure to loss is the carrying value of the security acquired as part of the securitization transaction, which was $1.0 billion at September 30, 2022. This transaction is described in Note 4: Loans and Allowance for Credit Losses on Loans.

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

On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. Eligibility criteria to utilize CBLR included having total assets less than $10 billion and off-balance sheet exposures that were less than 25% of total assets, among others. The Company, Merchants Bank, and FMBI elected to begin using CBLR in the first quarter of 2020 and utilized this measure of reporting through June 30, 2022.

At September 30, 2022 the Company’s total assets exceeded $10 billion, off-balance sheets exposures exceeded 25% of total assets, and the allowable grace periods under the CBLR rules expired. Accordingly, the Company began reporting fully phased-in Basel III risk-based capital ratios at September 30, 2022.

Quantitative measures established by regulation to ensure capital adequacy require the Company, Merchants Bank, and FMBI to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of September 30, 2022 and December 31, 2021, that the Company, Merchants Bank, and FMBI met all capital adequacy requirements to which they were subject.

As of September 30, 2022 and December 31, 2021, the most recent notifications from the Board of Governors of the Federal Reserve System (“Federal Reserve”) categorized the Company as well capitalized and most recent notifications from the Federal Deposit Insurance Corporation (“FDIC”) categorized Merchants Bank and FMBI as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s, Merchants Bank’s, or FMBI’s category.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s, Merchants Bank’s, and FMBI’s actual capital amounts and ratios are presented in the following tables.

			Minimum		Minimum
			Amount Required		Amount To Be
			for Adequately		Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
September 30, 2022
Total capital(1) (to risk-weighted assets)
Company	$1,454,722	12.5%	$932,855	8.0%	$—	N/A	%
Merchants Bank	1,376,248	12.0%	915,426	8.0%	1,144,283	10.0
FMBI	33,514	11.5%	23,351	8.0%	29,189	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	1,405,621	12.1%	699,641	6.0%	—	N/A	%
Merchants Bank	1,327,929	11.6%	686,570	6.0%	915,426	8.0
FMBI	32,732	11.2%	17,513	6.0%	23,351	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	906,102	7.8%	524,731	4.5%	—	N/A	%
Merchants Bank	1,327,929	11.6%	514,927	4.5%	743,784	6.5
FMBI	32,732	11.2%	13,135	4.5%	18,973	6.5%
Tier I capital(1) (to average assets)
Company	1,405,621	12.3%	456,766	4.0%	—	N/A	%
Merchants Bank	1,327,929	11.9%	446,683	4.0%	558,354	5.0
FMBI	32,732	10.5%	12,499	4.0%	15,624	5.0%
(1)	As defined by regulatory agencies.

			Minimum Amount
			To Be Well
	Actual		Capitalized(1)
	Amount	Ratio	Amount	Ratio

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

The following table presents the notional amount and fair value of interest rate locks, forward contracts, and interest rate swaps utilized by the Company at September 30, 2022 and December 31, 2021. This table excludes the fair market value adjustment on loans associated with these derivatives.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

September 30, 2022	(In thousands)		(In thousands)
Interest rate lock commitments	$22,266	Other assets/liabilities	$24	$438
Forward contracts	$29,213	Other assets/liabilities	1,046	2
Interest rate swaps	$50,080	Other assets/liabilities	3,405	—
			$4,475	$440

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

December 31, 2021	(In thousands)		(In thousands)
Interest rate lock commitments	$58,701	Other assets/liabilities	$264	$41
Forward contracts	$81,250	Other assets/liabilities	86	118
			$350	$159

Fair values of these derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the interest rate lock commitment and the balance sheet date. The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2022 and 2021.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Derivative gain (loss) included in other income:
Interest rate lock commitments	$(592)	$(691)	$(637)	$(6,389)
Forward contracts (includes pair-off settlements)	1,091	(322)	5,550	5,785
Net derivative gains (loss)	$499	$(1,013)	$4,913	$(604)
Gain (loss) included in gain on sale of loans:
Interest rates swaps - change in fair value	3,245	—	3,405	—
Loans held for sale - change in fair value	(3,138)	—	(3,303)	—
Net gain (loss)	$107	$—	$102	$—

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

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)		(In thousands)
September 30, 2022	$78,346	Other assets/liabilities	$3,413	$3,413
December 31, 2021	$135,686	Other assets/liabilities	$1,131	$1,131

The gross gains and losses on these derivative assets and liabilities were recorded in other noninterest income and other noninterest expense in the condensed consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Gross swap gains	$249	$371	$2,282	$1,452
Gross swap losses	249	371	2,282	1,452
Net swap gains (losses)	$—	$—	$—	$—

The Company pledged $2.9 million and $3.9 million in collateral to secure its obligations under back-to-back swap contracts at September 30, 2022 and December 31, 2021, respectively.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2022 and December 31, 2021:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2022
Mortgage loans in process of securitization	$137,448	$—	$137,448	$—
Available for sale securities:
Treasury notes	36,312	36,312	—	—
Federal agencies	270,353	—	270,353	—
Mortgage-backed - Government-sponsored entity (GSE)	15,404	—	15,404	—
Loans held for sale	68,785	—	68,785	—
Servicing rights	144,984	—	—	144,984
Derivative assets - interest rate lock commitments	24	—	—	24
Derivative assets - forward contracts	1,046	—	1,046	—
Derivative assets - interest rate swaps	3,405	—	3,405	—
Derivative assets - interest rate swaps (back-to-back)	3,413	—	3,413	—
Derivative liabilities - interest rate lock commitments	438	—	—	438
Derivative liabilities - forward contracts	2	—	2	—
Derivative liabilities - interest rate swaps (back-to-back)	3,413	—	3,413	—

December 31, 2021
Mortgage loans in process of securitization	$569,239	$—	$569,239	$—
Available for sale securities:
Treasury notes	8,209	8,209	—	—
Federal agencies	263,295	—	263,295	—
Municipals	4,300	—	4,300	—
Mortgage-backed - Government-sponsored entity (GSE)	18,360	—	18,360	—
Mortgage-backed - Non-GSE multi-family	16,465	—	16,465	—
Loans held for sale	48,583	—	48,583	—
Servicing rights	110,348	—	—	110,348
Derivative assets - interest rate lock commitments	264	—	—	264
Derivative assets - forward contracts	86	—	86	—
Derivative assets - interest rate swaps (back-to-back)	1,131	—	1,131	—
Derivative liabilities - interest rate lock commitments	41	—	—	41
Derivative liabilities - forward contracts	118	—	118	—
Derivative liabilities - interest rate swaps (back-to-back)	1,131	—	1,131	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the nine months ended September 30, 2022 and the year ended December 31, 2021. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Servicing rights
Balance, beginning of period	$130,710	$98,331	$110,348	$82,604
Additions
Originated servicing	11,667	7,125	22,662	23,833
Subtractions
Paydowns	(1,946)	(2,955)	(7,963)	(11,030)
Sales of servicing	—	—	—	(438)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	4,553	2,972	19,937	10,504
Balance, end of period	$144,984	$105,473	$144,984	$105,473

Derivative Assets - interest rate lock commitments
Balance, beginning of period	$299	$487	$264	$6,131
Changes in fair value	(275)	(280)	(240)	(5,924)
Balance, end of period	$24	$207	$24	$207

Derivative Liabilities - interest rate lock commitments
Balance, beginning of period	$121	$54	$41	$—
Changes in fair value	317	411	397	465
Balance, end of period	$438	$465	$438	$465

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2022 and December 31, 2021.

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
September 30, 2022
Collateral dependent loans	$4,140	$—	$—	$4,140
December 31, 2021
Impaired loans (collateral-dependent)	$4,263	$—	$—	$4,263

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

		Valuation			Weighted
	Fair Value	Technique	Unobservable Inputs	Range	Average
	(In thousands)
At September 30, 2022:
Collateral dependent loans	$4,140	Market comparable properties	Marketability discount	14% - 22%	22%
Servicing rights - Multi-family	$109,923	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	0% - 40%	8%
Servicing rights - Single-family	$30,274	Discounted cash flow	Discount rate	9% - 10%	9%
			Constant prepayment rate	5% - 9%	7%
Servicing rights - SBA	$4,787	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	3% - 12%	8%
Derivative assets - interest rate lock commitments	$24	Discounted cash flow	Loan closing rates	65% - 99%	85%
Derivative liabilities - interest rate lock commitments	$438	Discounted cash flow	Loan closing rates	65% - 99%	85%

At December 31, 2021:
Collateral-dependent impaired loans	$4,263	Market comparable properties	Marketability discount	44% - 76%	73%
Servicing rights - Multi-family	$84,567	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	0 - 50%	4%
Servicing rights - Single-family	$23,012	Discounted cash flow	Discount rate	9% - 10%	9%
			Constant prepayment rate	10 - 13%	11%
Servicing rights - SBA	$2,769	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	10% - 13%	12%
Derivative assets - interest rate lock commitments	$264	Discounted cash flow	Loan closing rates	63% - 99%	83%
Derivative liabilities - interest rate lock commitments	$41	Discounted cash flow	Loan closing rates	63% - 99%	83%

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

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2022 and December 31, 2021.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Assets	Value	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2022
Financial assets:
Cash and cash equivalents	$323,961	$323,961	$323,961	$—	$—
Securities purchased under agreements to resell	3,497	3,497	—	3,497	—
Securities held to maturity	1,005,487	1,005,487	—	1,005,487	—
FHLB stock	39,130	39,130	—	39,130	—
Loans held for sale	2,775,965	2,775,965	—	2,775,965	—
Loans receivable, net	6,919,128	6,879,724	—	—	6,879,724
Interest receivable	40,170	40,170	—	40,170	—
Financial liabilities:
Deposits	10,319,479	10,310,126	7,877,318	2,432,808	—
Short-term subordinated debt	20,400	20,400	—	20,400	—
FHLB advances	76,879	76,263	—	76,263	—
Other borrowing	—	—	—	—	—
Interest payable	13,804	13,804	—	13,804	—

December 31, 2021
Financial assets:
Cash and cash equivalents	$1,032,614	$1,032,614	$1,032,614	$—	$—
Securities purchased under agreements to resell	5,888	5,888	—	5,888	—
FHLB stock	29,588	29,588	—	29,588	—
Loans held for sale	3,254,616	3,254,616	—	3,254,616	—
Loans receivable, net	5,751,319	5,731,500	—	—	5,731,500
Interest receivable	24,103	24,103	—	24,103	—
Financial liabilities:
Deposits	8,982,613	8,982,680	7,783,553	1,199,127	—
Short-term subordinated debt	17,000	17,000	—	17,000	—
FHLB advances	556,954	556,925	—	556,925	—
Other borrowing	460,000	460,000	—	460,000	—
Interest payable	1,469	1,469	—	1,469	—

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

The Company has operating lease right-of-use assets of $11.6 million and operating lease liabilities of $12.3 million as of September 30, 2022.

Balance sheet, income statement and cash flow detail regarding operating leases follows:

September 30, 2022
Balance Sheet	(In thousands)
Operating lease right-of-of use asset (in other assets)	$11,569
Operating lease liability (in other liabilities)	12,292

Weighted average remaining lease term (years)	6.8
Weighted average discount rate	2.63%

Maturities of lease liabilities:
2022 remaining	$453
2023	2,129
2024	2,297
2025	1,881
2026	1,911
Thereafter	4,754
Total future minimum lease payments	13,425
Less: imputed interest	1,133
Total	$12,292

Three Months Ended
September 30, 2022
Income Statement	(In thousands)
Components of lease expense:
Operating lease cost (in occupancy and equipment expense)	$482

Nine Months Ended
September 30, 2022
Income Statement	(In thousands)
Components of lease expense:
Operating lease cost (in occupancy and equipment expense)	$1,274

Nine Months Ended
September 30, 2022
Cash Flow Statement	(In thousands)
Supplemental cash flow information:
Operating cash flows from operating leases	$1,061

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10:   Earnings Per Share

Earnings per share were computed as follows:

	Three Month Periods Ended September 30,
	2022			2021
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$58,488			$58,503
Dividends on preferred stock	(5,729)			(5,729)
Net income allocated to common shareholders	$52,759			$52,774
Basic earnings per share(1)		43,107,975	$1.22		43,176,296	$1.22
Effect of dilutive securities-restricted stock awards(1)		150,950			138,459
Diluted earnings per share(1)		43,258,925	$1.22		43,314,755	$1.22

	Nine Month Periods Ended September 30,
	2022			2021
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$162,565			$171,903
Dividends on preferred stock	(17,186)			(15,145)
Net income allocated to common shareholders	$145,379			$156,758
Basic earnings per share		43,182,380	$3.37		43,169,618	$3.63
Effect of dilutive securities-restricted stock awards		148,768			131,070
Diluted earnings per share		43,331,148	$3.36		43,300,688	$3.62

(1)	The number of shares and per share amounts have been restated to reflect the 3-for-2 common stock split, effective on January 17, 2022.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Repurchase of Common Stock:

The Company did not have any repurchases of common stock during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company repurchased 165,037 shares for $3.9 million at an average price of $23.85 per share of common stock. The Company did not have any repurchases of common stock during the three and nine months ended September 30, 2021. The following table presents our repurchase activity on a cash basis:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2022
Dollar value of shares repurchased	$—	$3,935,333
Shares repurchased(1)	—	165,037
Average price paid per share	$—	$23.85

(1)	On November 17, 2021, the Company announced an increase in authorization for its stock repurchase program, up to $75,000,000 of common stock, expiring December 31, 2023. On April 29, 2022, the Company entered into a Rule 10b5-1 plan (the “10b5-1 Plan”) with a broker for the repurchase of shares of its common stock commencing on May 3, 2022. The details of this repurchase plan were provided in the Form 8-K filed by the Company on May 24, 2022.

Note 12:   Share-Based Payment Plans

Equity-based incentive awards for Company officers are currently issued pursuant to the 2017 Equity Incentive Plan (the “2017 Incentive Plan”). During the three months ended September 30, 2022 and 2021, the Company did not issue any shares. During the nine months ended September 30, 2022 and 2021, the Company issued 64,962 and 23,435 shares, respectively.

During 2018, the Compensation Committee of the Board of Directors approved a plan for non-executive directors to receive a portion of their annual retainer fees in the form of shares of common stock equal to $10,000, rounded up to the nearest whole share. In January 2021, the Board of Directors amended the plan for nonexecutive directors to receive a portion of their annual fees, issued quarterly, in the form of restricted common stock equal to $50,000 per member, rounded up to the nearest whole share, to be effective after the Company’s annual meeting of shareholders held in May 2021. There were 3,073 and 8,894 shares issued to non-executive directors during the three and nine months ended September 30, 2022, respectively and there were 2,663 and 4,853 shares issued to non-executive directors during the three and nine months ended September 30, 2021, respectively.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On September 27, 2022, the Company issued 5,200,000 depositary shares, each representing a 1/40th interest in a share of its 8.25% Fixed-to-Floating Rate Series D Non-Cumulative Perpetual Preferred Stock, without par value (the “Series D Preferred Stock”), and with a liquidation preference of $1,000.00 per share (equivalent to $25.00 per depositary share). The aggregate gross offering proceeds for the shares issued by the Company was $130.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $4.7 million paid to third parties, the Company received total net proceeds of $125.3 million. On September 30, 2022, the Company issued an additional 500,000 depositary shares of Series D Preferred Stock to the underwriters related to their exercise of an option to purchase additional shares under the associated underwriting agreement, resulting in an additional $12.1 million in net proceeds, after deducting $0.4 million in underwriting discounts. The Series D Preferred Stock have no voting rights with respect to matters that generally require the approval of our common shareholders. Dividends on the Series D Preferred Stock, to the extent declared by the Company’s board, are payable quarterly. The Company may redeem the Series D Preferred Stock, in whole or in part, at its option, on any dividend payment date on or after October 1, 2027, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The tables below present selected business segment financial information for the three and nine months ended September 30, 2022 and 2021.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Three Months Ended September 30, 2022
Interest income	$589	$31,240	$99,982	$2,301	$134,112
Interest expense	—	15,089	34,513	(875)	48,727
Net interest income	589	16,151	65,469	3,176	85,385
Provision for credit losses	—	222	2,003	—	2,225
Net interest income after provision for credit losses	589	15,929	63,466	3,176	83,160
Noninterest income	39,421	1,106	(8,317)	(3,024)	29,186
Noninterest expense	21,741	2,332	3,752	7,126	34,951
Income (loss) before income taxes	18,269	14,703	51,397	(6,974)	77,395
Income taxes	4,903	2,902	12,053	(951)	18,907
Net income (loss)	$13,366	$11,801	$39,344	$(6,023)	$58,488
Total assets	$343,443	$2,735,278	$8,760,416	$139,585	$11,978,722

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Three Months Ended September 30, 2021
Interest income	$272	$33,153	$42,561	$1,328	$77,314
Interest expense	—	2,334	6,904	(805)	8,433
Net interest income	272	30,819	35,657	2,133	68,881
Provision for credit losses	—	(585)	1,664	—	1,079
Net interest income after provision for credit losses	272	31,404	33,993	2,133	67,802
Noninterest income	35,022	2,734	3,803	(1,288)	40,271
Noninterest expense	15,569	2,971	6,304	4,628	29,472
Income (loss) before income taxes	19,725	31,167	31,492	(3,783)	78,601
Income taxes	5,277	7,950	8,029	(1,158)	20,098
Net income (loss)	$14,448	$23,217	$23,463	$(2,625)	$58,503
Total assets	$280,927	$4,685,037	$5,950,316	$35,753	$10,952,033

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Nine Months Ended September 30, 2022
Interest income	$1,229	$74,816	217,285	$6,064	$299,394
Interest expense	—	22,686	55,066	(1,499)	76,253
Net interest income	1,229	52,130	162,219	7,563	223,141
Provision for credit losses	1,153	849	8,886	—	10,888
Net interest income after provision for credit losses	76	51,281	153,333	7,563	212,253
Noninterest income	121,037	4,316	(16,380)	(6,019)	102,954
Noninterest expense	60,231	7,699	12,960	18,051	98,941
Income (loss) before income taxes	60,882	47,898	123,993	(16,507)	216,266
Income taxes	16,468	11,070	29,953	(3,790)	53,701
Net income	$44,414	$36,828	$94,040	$(12,717)	$162,565
Total assets	$343,443	$2,735,278	$8,760,416	$139,585	$11,978,722

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Nine Months Ended September 30, 2021
Interest income	$683	$101,675	$123,084	$3,859	$229,301
Interest expense	—	5,657	20,559	(2,166)	24,050
Net interest income	683	96,018	102,525	6,025	205,251
Provision for credit losses	—	(1,709)	4,136	—	2,427
Net interest income after provision for credit losses	683	97,727	98,389	6,025	202,824
Noninterest income	96,828	9,930	14,094	(3,790)	117,062
Noninterest expense	45,639	8,570	20,925	12,605	87,739
Income (loss) before income taxes	51,872	99,087	91,558	(10,370)	232,147
Income taxes	14,492	25,239	23,329	(2,816)	60,244
Net income	$37,380	$73,848	$68,229	$(7,554)	$171,903
Total assets	$280,927	$4,685,037	$5,950,316	$35,753	$10,952,033

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 or “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q or the following:

●	impacts of the COVID-19 pandemic, such as the severity, magnitude, duration, and businesses’ and governments’ responses thereto, on the Company’s operations and personnel, and on activity and demand across its businesses;
●	business and economic conditions, particularly those affecting the financial services industry and our primary market areas;
●	our ability to successfully manage our credit risk and the sufficiency and calculation assumptions of our allowance for credit losses on loans;
●	factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities, and tax matters;
●	our ability to maintain licenses required in connection with multi-family and residential mortgage origination, sale, and servicing operations;
●	our ability to identify and address cyber-security risks, fraud, and systems errors;
●	our ability to effectively execute our strategic plan and manage our growth;
●	changes in our senior management team and our ability to attract, motivate, and retain qualified personnel;
●	governmental monetary and fiscal policies, and changes in market interest rates;
●	liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;

Merchants Bancorp

●	effects of competition from a wide variety of local, regional, national, and other providers of financial, investment and insurance services;
●	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation; and
●	changes in federal tax law or policy.

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

Merchants Bancorp

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at September 30, 2022 and results of operations for the three and nine months ended September 30, 2022 and 2021, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this Form 10-Q.

The words “the Company,” “we,” “our” and “us” refer to Merchants Bancorp and its consolidated subsidiaries, unless we indicate otherwise.

Financial Highlights for the Three Months Ended September 30, 2022

●	Net income of $58.5 million was equal to the three months ended September 30, 2021.
●	Diluted earnings per share of $1.22 was equal to the three months ended September 30, 2021.
●	Net income of $58.5 million for the three months ended September 30, 2022 was equal to the three months ended September 30, 2021, but reflected a $16.5 million, or 24% increase in net interest income that was offset by an $11.1 million, or 28% decrease in noninterest income and a $5.5 million, or 19%, increase in noninterest expenses.
●	Total assets of $12.0 billion increased 8% compared to June 30, 2022, and increased 6% compared to December 31, 2021.
●	Return on average assets was 2.05% compared to 2.29% for the three months ended September 30, 2021.
●	Results reflected a $4.6 million positive fair market value adjustment to servicing rights compared to a $3.0 million positive fair market value adjustment in the three months ended September 30, 2021.
●	Nonperforming loans (nonaccrual and accruing loans greater or equal to 90 days past due) represented 0.38% of loans receivable at September 30, 2022, compared to 0.05% at September 30, 2021 and 0.01% at December 31, 2021.
●	Completed 8.25% Series D preferred stock offering in September 2022, raising approximately $137.4 million of new capital, net of $5.1 million in offering costs.
●	Sold $1.2 billion of multi-family bridge loans into a private securitization via a real estate mortgage investment conduit (“REMIC”) in September 2022. As part of the transaction, purchased a $1.0 billion senior investment security classified as held to maturity. Also see Note 4: Loans and Allowance for Credit Losses on Loans.
●	The volume of loans originated and acquired for sale in the secondary market through our multi-family business decreased by $197.8 million, or 35%, to $367.0 million, compared to $564.8 million for the three months ended September 30, 2021.
●	The volume of warehouse loans funded during the three months ended September 30, 2022 amounted to $8.8 billion, a decrease of $10.9 billion, or 55%, compared to the three months ended September 30, 2021. This compared to the 55% industry decrease in single-family residential loan volumes for the three months ended September 30, 2022 to the same period in 2021, according to an estimate of industry volume by the Mortgage Bankers Association.

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

The Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period until December 31, 2022. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

Financial Condition

As of September 30, 2022, we had approximately $12.0 billion in total assets, $10.3 billion in deposits and $1.4 billion in total shareholders’ equity. Total assets as of September 30, 2022 included approximately $324.0 million of cash and cash equivalents, $2.8 billion of loans held for sale and $6.9 billion of loans receivable, net of ACL-loans. Assets also included $137.4 million of mortgage loans in process of securitization that represent pre-sold multi-family rental real estate loan originations in primarily Government National Mortgage Association (“GNMA”) mortgage backed securities pending settlements that typically occur within 30 days. There was also a $1.0 billion held to maturity security that was acquired in September 2022 as part of the securitization described in Note 4: Loans and Allowance for Credit Losses on Loans. Additionally, there was $322.1 million of available for sale securities that are match funded with related custodial deposits. There are restrictions on the types of securities, as these are funded by certain custodial deposits where we set the cost of deposits based on the yield of the related securities. Servicing rights were $145.0

Merchants Bancorp

million at September 30, 2022 based on the fair value of the loan servicing, which are primarily GNMA servicing rights with 10-year call protection.

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Total Assets.   Total assets increased 6% to $12.0 billion at September 30, 2022 from $11.3 billion at December 31, 2021. The increase was due primarily to increases net loans receivable of $1.2 billion and held to maturity securities of $1.0 billion. Partially offsetting the increases were decreases in cash and cash equivalents of $708.7 million, loans held for sale of $458.4 million, and mortgage loans in process of securitization of $431.8 million

Cash and Cash Equivalents.  Cash and cash equivalents decreased $708.7 million, or 69%, to $324.0 million at September 30, 2022 from $1.0 billion at December 31, 2021. The 69% decrease reflected intentional reductions in cash levels to manage sources of liquidity in the most cost-effective manner.

Mortgage Loans in Process of Securitization.   Mortgage loans in process of securitization decreased $431.8 million, or 76%, to $137.4 million at September 30, 2022, from $569.2 million at December 31, 2021. These represent loans that our banking subsidiary, Merchants Bank, has funded and are held pending settlement, primarily as GNMA mortgage-backed securities with a firm investor commitment to purchase the securities. The 76% decline was primarily due to the industry decline in volume of loans that had not yet settled with government agencies.

Available for Sale Securities.   Available for sale securities increased $11.4 million, or 4%, to $322.1 million at September 30, 2022, from $310.6 million at December 31, 2021. The increase in available for sale securities was primarily due to purchases of $50.3 million, partially offset by calls, maturities, and repayments of securities totaling $24.1 million during the period.

Held to Maturity Securities.   Held to maturity securities of $1.0 billion were acquired in September 2022 as part of a private securitization described in Note 4: Loans and Allowance for Credit Losses on Loans.

Loans Held for Sale.   Loans held for sale, comprised primarily of single-family residential real estate loan participations that meet Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), or Ginnie Mae (“GNMA”) eligibility, decreased $458.4 million, or 14%, to $2.8 billion at September 30, 2022 from $3.3 billion at December 31, 2021. The decrease in loans held for sale was due primarily to a decrease in warehouse participations, as the industry experienced lower volume associated with the recent increase in market interest rates. Also contributing to the decrease was the September 2022 loan sale described in Note 4: Loans and Allowance for Credit Losses on Loans.

Loans Receivable, Net.   Loans receivable, net, which are comprised of loans held for investment, increased $1.2 billion, or 20%, to $6.9 billion at September 30, 2022 compared to December 31, 2021. The increase in net loans was comprised primarily of:

●	an increase of $64.9 million, or 2%, in multi-family financing loans, to $2.8 billion at September 30, 2022, which reflected significant growth during 2022 that was partially offset by the $1.2 billion multi-family loan sale and private securitization in September 2022 as described in Note 4: Loans and Allowance for Credit Losses on Loans.
●	an increase of $603.5 million, or 73%, in healthcare financing loans, to $1.4 billion at September 30, 2022,
●	an increase of $290.5 million, or 56%, in commercial and commercial real estate loans, to $810.7 million at September 30, 2022, and
●	an increase of $187.0 million, or 22%, in residential real estate loans, to $1.0 billion at September 30, 2022.

Merchants Bancorp

The $64.9 million increase in multi-family financing was due to significantly higher origination volume for construction, bridge and other loans generated through our multi-family segment that will remain on our balance sheet until they convert to permanent financing or are otherwise paid off over an average of one to three years. The growth was offset by the $1.2 billion sale and private securitization in September 2022, as described in Note 4: Loans and Allowance for Credit Losses on Loans.

The $603.5 million increase in healthcare financing was due to higher origination volume for healthcare loans generated through our multi-family segment that typically remain on our balance sheet until they convert to permanent financing or are otherwise paid off over an average of one to three years.

The $290.5 million increase in commercial and commercial real estate was also due to higher origination volume during the period.

The $187.0 million increase in residential real estate loans was primarily due an increase in All-in-One®, first-lien HELOCs.

As of September 30, 2022, approximately 95% of the total net loans at Merchants Bank reprice within three months, which reduces the risk of market rate increases.

Allowance for Credit Losses on Loans. The ACL-Loans of $39.0 million at September 30, 2022 increased $7.7 million compared to December 31, 2021, primarily reflecting increases associated with loan growth and portfolio mix. For additional information on the impact of CECL see Note 4: Loans and Allowance for Credit Losses on Loans.

We have minimal direct exposure to consumer, commercial, and other small businesses that may be negatively impacted by COVID-19, but continue to assist customers facing financial setbacks. As of September 30, 2022, the Company had one loan remaining in a payment deferral arrangement, with an unpaid balance of $36.8 million.

Also influencing the overall level of the ACL-Loans is our differentiated strategy to typically hold loans with shorter durations and to maintain strict underwriting standards that enable us to sell the majority of our loans to government agencies.

Goodwill.   Goodwill of $15.8 million at September 30, 2022 remained unchanged compared to December 31, 2021. At this time, we do not believe there exists any impairment to goodwill or intangible assets.

Servicing Rights.   Servicing rights increased 31%, to $145.0 million at September 30, 2022 compared to $110.3 million at December 31, 2021. The increase reflected an increase of $22.7 million for originated and purchased servicing and a fair value increase of $19.9 million, which was partially offset by paydowns of $8.0 million. The increase in originated servicing reflected the establishment of a $6.6 million servicing right associated with the September 2022 loan sale described in Note 4: Loans and Allowance for Credit Losses on Loans. The positive fair market value adjustment reflected $6.3 million for single-family and SBA mortgages and $13.6 million for multi-family mortgages during the nine months ended September 30, 2022.

Servicing rights are recognized in connection with sales of loans when we retain servicing of the sold loans, as well as upon purchases of loan servicing portfolios. The servicing rights are recorded and carried at fair value. The fair value increase recorded during the nine months ended September 30, 2022 was driven by higher loan balances of mortgages serviced and higher interest rates that impacted fair market value adjustments. The value of servicing rights generally increases in rising interest rate environments and declines in falling interest rate environments due to expected prepayments.

Other Assets and Receivables.   Other assets and receivables of $145.5 million at September 30, 2022 increased $52.5 million, or 56%, compared to $92.9 million at December 31, 2021. The increase was primarily due to the increase to investments in low income housing tax credit funds and investments in variable interest entities involved in single-

Merchants Bancorp

family, multi-family, and healthcare debt financing. See Note 5: Variable Interest Entities (VIEs) for additional information about VIEs. The increase also reflected the establishment of a lease right of use asset on January 1, 2022, in accordance with ASU 2016-02 - “Leases”.

Deposits.   Deposits increased $1.3 billion, or 15%, to $10.3 billion at September 30, 2022 from $9.0 billion at December 31, 2021. The 15% increase in total deposits was primarily due to a $1.2 billion increase in certificates of deposit, a $90.2 million increase in demand deposits and a $3.6 million increase in savings deposits.

We increased our use of brokered deposits by $58.9 million, or 3%, to $2.2 billion at September 30, 2022 compared to December 31, 2021. Brokered deposits represented 22% of total deposits at September 30, 2022, compared to 24% of total deposits at December 31, 2021.

●	Brokered certificates of deposit accounts increased by $1.5 billion, or 277%, to $2.1 billion at September 30, 2022 compared to December 31, 2021.
●	Brokered demand deposit accounts decreased by $1.3 billion, or 100%, to $15,000 at September 30, 2022 compared to December 31, 2021.
●	Brokered savings deposits accounts decreased $222.3 million, or 62%, to $135.6 million at September 30, 2022 compared to December 31, 2021.

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

Compared to December 31, 2021, interest-bearing deposits increased $1.6 billion, or 20%, to $10.0 billion at September 30, 2022, and noninterest-bearing deposits decreased $325.6 million, or 51%, to $315.9 million at September 30, 2022.

Borrowings.   Borrowings totaled $97.3 million at September 30, 2022, a decrease of $936.7 million, or 91%, from $1.0 billion at December 31, 2021. Depending on rates and timing, borrowing can be a more effective liquidity management alternative than utilizing brokered certificates of deposits. The Company utilizes borrowing facilities from the FHLB, the Federal Reserve’s discount window, and the American Financial Exchange (“AFX”).

The Company continues to have significant borrowing capacity based on available collateral. As of September 30, 2022, unused lines of credit totaled $2.8 billion, compared to $2.4 billion at December 31, 2021.

Total Shareholders’ Equity.   Total shareholders’ equity was $1.4 billion as of September 30, 2022, compared to $1.2 billion as of December 31, 2021. The $257.2 million, or 22%, increase resulted primarily from the 8.25% Series D preferred stock offerings that raised $137.4 million in new capital, net of $5.1 million in offering costs, as well as net income of $162.6 million, which was partially offset by dividends paid on common and preferred shares of $26.3 million during the period, as well as $3.6 million adjustment to retained earnings associated with the adoption of CECL. The CECL adjustment related primarily to OBCEs. Additionally, common stock repurchase activity reduced shareholders’ equity in total by $3.9 million.

Merchants Bancorp

Asset Quality

Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $26.6 million, or 0.38%, of total loans at September 30, 2022, compared to $0.8 million, or 0.01%, of total loans at December 31, 2021 and $2.9 million, or 0.05%, at September 30, 2021. The increase compared to both periods was primarily due to the delinquency of one healthcare loan customer that is fully collateralized and full repayment is expected.

As a percentage of nonperforming loans, the ACL-Loans was 147% at September 30, 2022 compared to 4,119% at December 31, 2021 and 1,008.1% at September 30, 2021. The decrease compared to December 31, 2021 was primarily due to increases in the nonperforming loans.

Total loans greater than 30 days past due were $26.6 million at September 30, 2022, $2.6 million at December 31, 2021, and $3.5 million at September 30, 2021.

Special Mention (Watch) loans were $142.8 million at September 30, 2022, compared to $100.8 million at December 31, 2021 and $87.4 million at September 30, 2021.

During the three months ended September 30, 2022 there were $279,000 of charge-offs and $92,000 of recoveries, compared to $650,000 of charge-offs and $9,000 recoveries for the three months ended September 30, 2021.

For the nine months ended September 30, 2022, there were $1.3 million of charge-offs and $750,000 of recoveries, compared to $810,000 of charge-offs and $17,000 of recoveries for the nine months ended September 30, 2021.

Comparison of Operating Results for the Three Months Ended September 30, 2022 and 2021

General.   Net income of $58.5 million for the three months ended September 30, 2022 was equal to net income for the three months ended September 30, 2021. However, the results reflected a $16.5 million, or 24%, increase in net interest income that was offset by an $11.1 million, or 28%, decrease in noninterest income and a $5.5 million, or 19%, increase in noninterest expense.

Net Interest Income.    Net interest income increased $16.5 million, or 24%, to $85.4 million for the three months ended September 30, 2022, compared with $68.9 million for the three months ended September 30, 2021. The 24% increase reflected a $56.8 million, or 73% increase in interest income from higher yields and average loan balances, partially offset by a $40.3 million increase in interest expense from higher interest rates and average balances of deposits and borrowings. The interest rate spread of 2.77% for the third quarter of 2022 increased 10 basis points compared to 2.67% in the third quarter of 2021.

Our net interest margin increased 32 basis points, to 3.05%, for the three months ended September 30, 2022 from 2.73% for the three months ended September 30, 2021. The increase in net interest margin reflected higher average loan balances at higher average yields.

Interest Income.   Interest income increased $56.8 million, or 73%, to $134.1 million for the three months ended September 30, 2022, compared with the three months ended September 30, 2021. This increase was primarily attributable to an increase in both higher average yields and balances of loans and loans held for sale.

The average balance of loans, including loans held for sale, during the three months ended September 30, 2022 increased $1.6 billion, or 18%, to $10.2 billion compared to the three months ended September 30, 2021, and the average yield on loans increased 167 basis points, to 5.00% for the three months ended September 30, 2022, compared to 3.33% for the three months ended September 30, 2021. The increase in average balances of loans and loans held for sale was primarily due to increases in the multi-family and healthcare portfolios, which were partially offset by decreases in the mortgage warehouse portfolios.

Merchants Bancorp

The average balance of securities held to maturity acquired in September 2022 was $98.4 million, while the average yield was 3.91% for the three months ended September 30, 2022.

The average balance of interest-earning deposits and other decreased $368.7 million, or 64%, to $211.7 million for the three months ended September 30, 2022 from $580.4 million for the three months ended September 30, 2021, while the average yield increased 234 basis points, to 2.61% for the three months ended September 30, 2022, compared to 0.27% for the three months ended September 30, 2021.

The average balance of mortgage loans in process of securitization decreased $202.4 million, or 46%, to $235.2 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, while the average yield increased 105 basis points, to 3.65% for the three months ended September 30, 2022, compared to 2.60% for the three months ended September 30, 2021.

Interest Expense.   Total interest expense increased $40.3 million, or 478%, to $48.7 million for the three months ended September 30, 2022, from $8.4 million for the three months ended September 30, 2021.

Interest expense on deposits increased $38.0 million, or 545%, to $45.0 million for the three months ended September 30, 2022 from $7.0 million for the three months ended September 30, 2021. The increase was primarily due to higher rates on interest-bearing checking, money market, and certificates of deposit accounts.

The average balance of interest-bearing checking accounts of $4.2 billion for the three months ended September 30, 2022 decreased $547.4 million, or 12%, compared to $4.8 billion for the three months ended September 30, 2021. The average yield of interest-bearing checking accounts was 2.07% for the three months ended September 30, 2022, which was a 194 basis point increase compared to 0.13% for three months ended September 30, 2021.

The average balance of money market accounts of $2.5 billion for the three months ended September 30, 2022 increased $263.5, or 12%, compared to the three months ended September 30, 2021. The average yield of money market accounts was 2.06% for the three months ended September 30, 2022, which was a 129 basis point increase compared to 0.77% for three months ended September 30, 2021.

The average balance of certificates of deposit of $2.0 billion for the three months ended September 30, 2022 increased $1.4 billion, or 243%, compared to the three months ended September 30, 2021. The average yield of certificates of deposit was 1.91% for the three months ended September 30, 2022, which was a 125 basis point increase compared to 0.66% for three months ended September 30, 2021.

Interest expense on borrowings increased 157%, to $3.7 million for the three months ended September 30, 2022 from $1.5 million for the three months ended September 30, 2021. The increase reflected a 166 basis points increase in the average cost of borrowings, to 2.51% compared to 0.85% for the three months ended September 30, 2021. Offsetting the higher rates on borrowing was an $88.6 million, or 13%, decrease in the average balance of borrowings of a $588.6 million compared to $677.2 million for the three months ended September 30, 2021. Also included in borrowings, our warehouse structured financing agreement provides for an additional interest payment for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 1.98% and 0.33%, to an effective rate of 2.51% and 0.85% for the three months ended September 30, 2022 and 2021, respectively.

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

	Three Months Ended September 30,
	2022			2021
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-bearing deposits, and other	$211,653	$1,394	2.61%	$580,397	$395	0.27%
Securities available for sale - taxable	331,796	485	0.58%	308,476	1,115	1.43%
Securities available for sale - tax exempt	—	—	—%	1,361	12	3.50%
Held to maturity securities	98,363	970	3.91%	—	—	—%
Mortgage loans in process of securitization	235,230	2,162	3.65%	437,601	2,868	2.60%
Loans and loans held for sale	10,245,294	129,101	5.00%	8,689,144	72,924	3.33%
Total interest-earning assets	11,122,336	134,112	4.78%	10,016,979	77,314	3.06%
Allowance for credit losses on loans	(39,325)			(28,679)
Noninterest-earning assets	354,794			248,191
Total assets	$11,437,805			$10,236,491

Liabilities/Equity:
Interest-bearing checking	$4,207,217	$21,980	2.07%	$4,754,633	$1,561	0.13%
Savings deposits	239,262	162	0.27%	211,494	39	0.07%
Money market	2,523,315	13,094	2.06%	2,259,786	4,394	0.77%
Certificates of deposit	2,030,152	9,766	1.91%	591,093	987	0.66%
Total interest-bearing deposits	8,999,946	45,002	1.98%	7,817,006	6,981	0.35%
Borrowings	588,582	3,725	2.51%	677,201	1,452	0.85%
Total interest-bearing liabilities	9,588,528	48,727	2.02%	8,494,207	8,433	0.39%
Noninterest-bearing deposits	474,925			586,981
Noninterest-bearing liabilities	107,192			67,628
Total liabilities	10,170,645			9,148,816
Equity	1,267,160			1,087,675
Total liabilities and equity	$11,437,805			$10,236,491
Net interest income		$85,385			$68,881
Interest rate spread			2.77%			2.67%
Net interest-earning assets	$1,533,808			$1,522,772
Net interest margin			3.05%			2.73%
Average interest-earning assets to average interest-bearing liabilities			116.00%			117.93%

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

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Three Months Ended September 30, 2022
	compared to September 30, 2021
	Increase (Decrease)
	Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits and other	$(251)	$1,250	$999
Securities available for sale - taxable	84	(714)	(630)
Securities available for sale - tax exempt	(12)	—	(12)
Securities held to maturity	970	—	970
Mortgage loans in process of securitization	(1,326)	620	(706)
Loans and loans held for sale	13,060	43,117	56,177
Total interest income	12,525	44,273	56,798
Interest expense
Deposits
Interest-bearing checking	(180)	20,599	20,419
Savings deposits	5	118	123
Money market deposits	512	8,188	8,700
Certificates of deposit	2,403	6,376	8,779
Total Deposits	2,740	35,281	38,021
Borrowings	(190)	2,463	2,273
Total interest expense	2,550	37,744	40,294
Net interest income	$9,975	$6,529	$16,504

Provision for Credit Losses.   We recorded a provision for credit losses of $2.2 million for the three months ended September 30, 2022, an increase of $1.1 million, compared to the three months ended September 30, 2021. The $2.2 million provision for credit losses consisted of $1.7 million for the ACL-Loans, $0.5 million for the ACL-OBCE’s and $0 million for the contingent reserve related to the Freddie Mac-sponsored Q-series securitization transaction. The ACL-Loans was $39.0 million, or 0.56% of total loans, at September 30, 2022, compared to $31.3 million, or 0.54% of total loans, at December 31, 2021, and $29.1 million, or 0.53% at September 30, 2021. The increases in the ACL-Loans compared to both prior periods reflected increases associated with loan growth and portfolio mix, partially offset by a release of the $4.0 million allowance for credit losses associated with the loan sale and private securitization in September 2022. Additional details are provided in the ACL-Loans portion of the Comparison of Financial Condition at September 30, 2022 and December 31, 2021 and in Note 4: Loans and Allowance for Credit Losses on Loans.

Noninterest Income.   Noninterest income decreased $11.1 million, or 28%, to $29.2 million for the three months ended September 30, 2022 compared to $40.3 million for the three months ended September 30, 2021. The decrease was primarily due to a $15.7 million decrease in gain on sale of loans associated with a shift in business mix to programs with lower average trade pricing in the multi-family loan portfolio, as well as lower single-family, SBA, and multi-family secondary market volumes.

Merchants Bancorp

A summary of the gain on sale of loans for the three months ended September 30, 2022 and 2021 is below:

	Gain on Sale of Loans
	Three Months Ended
	September 30,	September 30,
	2022	2021

	(in thousands)
Loan Type
Multi-family	$12,002	$24,309
Single-family	138	1,592
Small Business Association (SBA)	1,214	3,112
Total	$13,354	$29,013

The decrease in gain on sale of loans was partially offset by a $2.9 million increase in loan servicing fees. Included in loan servicing fees was a $4.6 million positive adjustment to the fair value of servicing rights for the three months ended September 30, 2022, compared to a positive adjustment of $3.0 million for the three months ended September 30, 2021. Additionally, syndication and asset management fees of $3.1 million for the three months ended September 30, 2022 increased by 378% compared to the three months ended September 30, 2021, and is becoming a meaningful source of noninterest income.

Noninterest Expense.   Noninterest expense increased $5.5 million, or 19%, to $35.0 million for the three months ended September 30, 2022 compared to $29.5 million for the three months ended September 30, 2021. The increase was due primarily to a $2.8 million, or 14% increase in salaries and employee benefits, including commissions, to support higher loan production volume as well as a $1.5 million, or 170%, increase in professional fees. The efficiency ratio was at 30.51% in the three months ended September 30, 2022, compared with 27.00% in the three months ended September 30, 2021.

Income Taxes.   Income tax expense decreased 6%, to $18.9 million for the three months ended September 30, 2022 from the three months ended September 30, 2021. The decrease was due primarily to a 2% decrease in pretax income period to period. The effective tax rate was 24.4% for the three months ended September 30, 2022 and 25.6% for the three months ended September 30, 2021.

Comparison of Operating Results for the Nine Months Ended September 30, 2022 and 2021

General.   Net income for the nine months ended September 30, 2022 was $162.6 million, a decrease of $9.3 million, or 5%, from net income of $171.9 million for the nine months ended September 30, 2021. The decrease was primarily due to a $14.1 million decrease in noninterest income and an $11.2 million increase in noninterest expense, which was partially offset by a $9.4 million increase in net interest income and a $6.5 million decrease in provision for income taxes.

Net Interest Income.    Net interest income increased $17.9 million, or 9%, to $223.1 million for the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021. The 9% increase reflected a $70.1 million, or 31% increase in interest income from higher yields and average loan balances, partially offset by an $52.2 million, or 217%, increase in interest expense from higher interest rates and average balances of deposits. The interest rate spread of 2.73% for the nine months ended September 30, 2022 decreased 3 basis points compared to 2.76% in the nine months ended September 30, 2021.

Our net interest margin increased 8 basis points, to 2.90%, for the nine months ended September 30, 2022 from 2.82% for the nine months ended September 30, 2021.

Merchants Bancorp

Interest Income.   Interest income increased $70.1 million, or 31%, to $299.4 million for the nine months ended September 30, 2022, compared with $229.3 million for the nine months ended September 30, 2021. This increase was primarily attributable to an increase in higher average yields and loan balances.

The average balance of loans, including loans held for sale, during the nine months ended September 30, 2022 increased $661.7 million, or 8%, to $9.0 billion compared to $8.3 billion for the nine months ended September 30, 2021, and the average yield on loans increased 79 basis points, to 4.27% for the nine months ended September 30, 2022, compared to 3.48% for the nine months ended September 30, 2021.

The average balance of interest-earning deposits and other increased $15.7 million, or 2%, to $675.3 million for the nine months ended September 30, 2022, from the nine months ended September 30, 2021, and the average yield increased 32 basis points, to 0.63% for the nine months ended September 30, 2022, compared to 0.31% for the nine months ended September 30, 2021.

The average balance of securities held to maturity that were acquired in September 2022 was $33.1 million, while the average yield was 3.91% for the nine months ended September 30, 2022.

The average balance of mortgage loans in process of securitization decreased $190.8 million, or 42%, to $260.5 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, while the average yield increased 42 basis points, to 3.01% for the nine months ended September 30, 2022, compared to 2.59% for the nine months ended September 30, 2021.

The average balance of taxable available for sale securities increased $35.5 million, or 12%, to $322.8 million for the nine months ended September 30, 2022, from $287.3 million for the nine months ended September 30, 2021, and the average yield decreased 20 basis points, to 0.87% for the nine months ended September 30, 2022, compared to 1.07% for the nine months ended September 30, 2021.

Interest Expense.   Total interest expense increased $52.2 million, or 217%, to $76.3 million for the nine months ended September 30, 2022, compared with $24.1 million for the nine months ended September 30, 2021.

Interest expense on deposits increased $48.8 million, or 247%, to $68.6 million for the nine months ended September 30, 2022, from the nine months ended September 30, 2021. The increase was primarily due to increases in interest rates on interest-bearing checking and money market accounts, as well as higher average balances for certificates of deposit and money market accounts.

The average balance of interest-bearing checking accounts of $4.0 billion for the nine months ended September 30, 2022 decreased $653.0, or 14%, compared to $4.7 billion for the nine months ended September 30, 2021. The average yield of interest-bearing checking accounts was 1.03% for the nine months ended September 30, 2022, which was a 91 basis point increase compared to 0.12% for nine months ended September 30, 2021.

The average balance of money market accounts of $2.6 billion for the nine months ended September 30, 2022 increased $444.8, or 20%, compared to the nine months ended September 30, 2021. The average yield of money market accounts was 1.27% for the nine months ended September 30, 2022, which was a 51 basis point increase compared to 0.76% for nine months ended September 30, 2021.

The average balance of certificates of deposit of $1.3 billion for the nine months ended September 30, 2022 increased $746.3, or 147%, compared to the nine months ended September 30, 2021. The average yield of certificates of deposit was 1.31% for the nine months ended September 30, 2022, which was a 46 basis point increase compared to 0.85% for nine months ended September 30, 2021.

Interest expense on borrowings increased $3.3 million, or 79%, to $7.7 million for the nine months ended September 30, 2022 from the nine months ended September 30, 2021. The increase was due primarily to a 74 basis

Merchants Bancorp

points increase in the average cost of borrowings to 1.60% compared to 0.86% for the nine months ended September 30, 2021. The increase in average rates was partially offset by a $27.6 million decrease in average balances compared to the nine months ended September 30, 2021. Additionally, borrowings include our warehouse structured financing agreement that provides for an additional interest payment for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 1.03% and 0.42%, to an effective rate of 1.60% and 0.86% for the nine months ended September 30, 2022 and 2021, respectively.

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

	Nine Months Ended September 30,
	2022			2021
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-bearing deposits, and other	$675,318	$3,174	0.63%	$659,649	$1,522	0.31%
Securities available for sale - taxable	322,814	2,103	0.87%	287,297	2,302	1.07%
Securities available for sale - tax exempt	—	—	—%	1,363	32	3.14%
Held to maturity securities	33,148	970	3.91%	—	—	—%
Mortgage loans in process of securitization	260,452	5,856	3.01%	451,235	8,728	2.59%
Loans and loans held for sale	8,987,526	287,291	4.27%	8,325,848	216,717	3.48%
Total interest-earning assets	10,279,258	299,394	3.89%	9,725,392	229,301	3.15%
Allowance for credit losses on loans	(34,614)			(28,590)
Noninterest-earning assets	324,068			237,355
Total assets	$10,568,712			$9,934,157

Liabilities/Equity:

Interest-bearing checking	$4,024,969	$31,128	1.03%	$4,677,992	$4,133	0.12%
Savings deposits	236,334	257	0.15%	203,262	114	0.07%
Money market	2,619,729	24,914	1.27%	2,174,964	12,307	0.76%
Certificates of deposit	1,253,527	12,284	1.31%	507,252	3,210	0.85%
Total interest-bearing deposits	8,134,559	68,583	1.13%	7,563,470	19,764	0.35%
Borrowings	642,599	7,670	1.60%	670,177	4,286	0.86%
Total interest-bearing liabilities	8,777,158	76,253	1.16%	8,233,647	24,050	0.39%
Noninterest-bearing deposits	464,973			638,995
Noninterest-bearing liabilities	107,276			70,048
Total liabilities	9,349,407			8,942,690
Equity	1,219,305			991,467
Total liabilities and equity	$10,568,712			$9,934,157
Net interest income		$223,141			$205,251
Interest rate spread			2.73%			2.76%
Net interest-earning assets	$1,502,100			$1,491,745
Net interest margin			2.90%			2.82%
Average interest-earning assets to average interest-bearing liabilities			117.11%			118.12%

Merchants Bancorp

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

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Nine Months Ended September 30, 2022
	compared to September 30, 2021
	Increase (Decrease)
	Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits and other	$36	$1,616	$1,652
Securities available for sale - taxable	285	(484)	(199)
Securities available for sale - tax exempt	(32)	—	(32)
Securities held to maturity	970	—	970
Mortgage loans in process of securitization	(3,690)	818	(2,872)
Loans and loans held for sale	17,223	53,351	70,574
Total interest income	14,792	55,301	70,093
Interest expense
Deposits
Interest-bearing checking	(577)	27,572	26,995
Savings deposits	19	124	143
Money market deposits	2,517	10,090	12,607
Certificates of deposit	4,723	4,351	9,074
Total Deposits	6,682	42,137	48,819
Borrowings	(176)	3,560	3,384
Total interest expense	6,506	45,697	52,203
Net interest income	$8,286	$9,604	$17,890

Provision for Loan Losses.   We recorded a provision for credit losses of $10.9 million for the nine months ended September 30, 2022, an increase of $8.5 million, compared to $2.4 million for the nine months ended September 30, 2021. The $10.9 million provision for credit losses consisted of $8.5 million for the ACL-Loans, $1.2 million for the ACL-OBCE’s, and $1.2 million for the contingent reserve related to the Freddie Mac-sponsored Q-series securitization transaction. The ACL-Loans was $39.0 million, or 0.56% of total loans, at September 30, 2022, compared to $31.3 million, or 0.54% of total loans, at December 31, 2021, and $29.1 million, or 0.53% at September 30, 2021. The increases in the ACL-Loans compared to both prior periods reflected increases associated with loan growth and portfolio mix, partially offset by a release of the $4.0 million allowance for credit losses associated with the loan sale and private securitization in September 2022. Additional details are provided in the ACL-Loans portion of the Comparison of Financial Condition at September 30, 2022 and December 31, 2021 and in Note 4: Loans and Allowance for Credit Losses on Loans.

Noninterest Income.   Noninterest income decreased $14.1 million, or 12%, to $103.0 million for the nine months ended September 30, 2022 compared to $117.1 million the nine months ended September 30, 2021. The decrease was primarily due to a $29.9 million, or 36%, decrease in gain on sale of loans associated with a shift in business mix to programs with lower average trade pricing in the multi-family loan portfolio, as well as lower single-family and multi-family secondary market volumes.

Merchants Bancorp

Partially offsetting the decrease in gain on sale was a $12.5 million increase in loan servicing fees compared to million the nine months ended September 30, 2021. Included in loan servicing fees was a $19.9 million positive adjustment to the fair value of servicing rights for the nine months ended September 30, 2022, compared to a positive adjustment of $10.5 million for the nine months ended September 30, 2021. Syndication and asset management fees of $5.3 million increased by $4.1 million compared to the nine months ended September 30, 2021 and are becoming a meaningful source of noninterest income.

A summary of the gain on sale of loans for the nine months ended September 30, 2022 and 2021 is below:

	Gain on Sale of Loans
	Nine Months Ended
	September 30,	September 30,
	2022	2021

	(in thousands)
Loan Type
Multi-family	$46,578	$68,553
Single-family	1,001	7,677
Small Business Association (SBA)	5,304	6,525
Total	$52,883	$82,755

Noninterest Expense.   Noninterest expense increased $11.2 million, or 13%, to $98.9 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was due primarily to a $6.5 million, or 11%, increase in salaries and employee benefits, including commissions, to support higher loan production volumes, as well as a $3.2 million, or 153%, increase in professional fees. Partially offsetting the increases was a $2.6 million, or 41%, decrease in loan expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The efficiency ratio was at 30.34% in the nine months ended September 30, 2022, compared with 27.22% in the nine months ended September 30, 2021.

Income Taxes.   Income tax expense decreased $6.5 million, or 11%, to $53.7 million for the nine months ended September 30, 2022, from $60.2 million for the nine months ended September 30, 2021. The decrease was due primarily to a 7% decrease in pretax income period to period. The effective tax rate was 24.8% for the nine months ended September 30, 2022, and 26.0% for the nine months ended September 30, 2021.

Our Segments

We operate in three primary segments: Multi-Family Mortgage Banking, Mortgage Warehousing, and Banking. We believe that Merchants Bank’s subsidiary, Merchants Capital Corp. (“MCC”), which operates in our Multi-Family Mortgage Banking segment, is one of the largest FHA lenders and GNMA servicers in the country based on aggregate loan principal value. As of September 30, 2022 the Company’s total servicing portfolio had an unpaid principal balance of $20.6 billion, primarily managed in the Multi-Family Mortgage Banking segment. Included in this amount was an unpaid principal balance of loans serviced for others of $12.6 billion, an unpaid principal balance of loans sub-serviced for others of $1.7 billion, and other servicing balances of $0.7 billion at September 30, 2022. These loans are not included in the accompanying balance sheets. The Company also manages $5.6 billion of loans for customers that have loans on the balance sheet at September 30, 2022. The servicing portfolio is primarily GNMA, Fannie Mae, and Freddie Mac loans and is a significant source of our noninterest income and deposits.

Our Mortgage Warehousing segment funds agency eligible loans for non-depository financial institutions from the date of origination or purchase until the date of sale to an investor, which typically takes less than 30 days and is a significant source of our net interest income, loans, and deposits. Mortgage Warehousing has grown to fund over $111 billion in 2020, $78 billion in 2021, and $26.9 billion for the nine months ended September 30, 2022. Mortgage Warehousing also provides commercial loans and collects deposits related to the mortgage escrow accounts of its customers.

Merchants Bancorp

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

For the three months ended September 30, 2022 and 2021, we had total net income of $58.5 million for each period, and for the nine months ended September 30, 2022 and 2021, we had total net income of $162.6 million and $171.9 million, respectively. Net income for our three segments for the respective periods was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Multi-family Mortgage Banking	$13,366	$14,448	$44,414	$37,380
Mortgage Warehousing	11,801	23,217	36,828	73,848
Banking	39,344	23,463	94,040	68,229
Other	(6,023)	(2,625)	(12,717)	(7,554)

Total	$58,488	$58,503	$162,565	$171,903

Multi-family Mortgage Banking.

Comparison of results for the three months ended September 30, 2022 and 2021:

The Multi-family Mortgage Banking segment reported net income of $13.4 million for the three months ended September 30, 2022, a decrease of $1.1 million, or 7%, from the $14.5 million net income reported for the three months ended September 30, 2021. The decrease was primarily due to a $4.5 million increase in increase in salaries and employee benefits, including commissions, to support higher loan production volumes, as well as a $4.3 million decrease in gain on sale of loans.

Partially offsetting the decreases to net income compared to the prior period was a $4.9 million increase in loan servicing fees and a $2.4 million increase in syndication and asset management fees. The increase in loan servicing fees reflected a positive fair market value adjustment of $3.7 million on servicing rights for the three months ended September 30, 2022 compared to a positive fair market value adjustment of $0.7 million for the three months ended September 30, 2021.

The volume of loans originated and acquired for sale in the secondary market decreased by $197.8 million, or 35%, to $367.0 million, for the three months ended September 30, 2022, compared to $564.8 million for the three months ended September 30, 2021.

Merchants Bancorp

Comparison of results for the nine months ended September 30, 2022 and 2021:

The Multi-family Mortgage Banking segment reported net income of $44.4 million for the nine months ended September 30, 2022, an increase of $7.0 million, or 19%, from the $37.4 million of net income reported for the nine months ended September 30, 2021. The growth was primarily due to a $24.2 million increase in noninterest income, reflecting $14.9 million higher loan servicing fees. The increase in loan servicing fees reflected a positive fair market value adjustment of $13.6 million on servicing rights for the nine months ended September 30, 2022 compared to a positive fair market value adjustment of $2.9 million for the nine months ended September 30, 2021. Syndication and asset management fees also increased by $4.1 million compared to the prior period.

Partially offsetting the increases to noninterest income was a $14.6 million increase in noninterest expenses, primarily due to an increase in salaries and employee benefits, including commissions, to support higher loan production volumes, in addition to a $2.0 million increase in income taxes associated with higher pre-tax income compared to the nine months ended September 30, 2021.

The volume of loans originated and acquired for sale in the secondary market decreased by $625.4 million, or 32%, to $1.3 billion, for the nine months ended September 30, 2022 compared to $1.9 billion for the nine months ended September 30, 2021.

Mortgage Warehousing.

Comparison of results for the three months ended September 30, 2022 and 2021:

The Mortgage Warehousing segment reported net income for the three months ended September 30, 2022 of $11.8 million, a decrease of $11.4 million, or 49%, over the $23.2 million reported for the three months ended September 30, 2021. The lower net income reflected lower net interest income and mortgage warehouse fees as industry volumes declined as market interest rates increased. There was a 55% decrease in warehouse loan volume of $8.8 billion compared to $19.7 billion for the three months ended September 30, 2021, which was in line with the industry volume decrease of 55%, according to the Mortgage Bankers Association.

Comparison of results for the nine months ended September 30, 2022 and 2021:

The Mortgage Warehousing segment reported net income for the nine months ended September 30, 2022 of $36.8 million, a decrease of $37.0 million, or 50%, over the $73.8 million reported for the nine months ended September 30, 2021. The lower net income reflected lower net interest income and mortgage warehouse fees as industry volumes declined as market interest rates increased. There was a 54% decrease in warehouse loan volume of $26.9 billion compared to $58.1 billion for the nine months ended September 30, 2021, which was greater than the industry volume decrease of 46%, according to the Mortgage Bankers Association.

Banking.

Comparison of results for the three months ended September 30, 2022 and 2021:

The Banking segment reported net income of $39.3 million for the three months ended September 30, 2022, an increase of $15.9 million, or 68%, compared to the three months ended September 30, 2021. The increase was primarily due to a $29.8 million increase in net interest income that was partially offset by a decrease in noninterest income of $12.1 million, primarily from lower gains on sale of loans.

Noninterest income for the three months ended September 30, 2022 included a positive fair market value adjustment of $.9 million on single-family servicing rights, compared to a positive fair market value adjustment of $2.3 million for the three months ended September 30, 2021.

Merchants Bancorp

Comparison of results for the nine months ended September 30, 2022 and 2021:

The Banking segment reported net income of $94.0 million for the nine months ended September 30, 2022, an increase of $25.8 million, or 38%, over the nine months ended September 30, 2021. The increase was primarily due to a $59.7 million increase in net interest income that was partially offset by a decrease in noninterest income of $30.5 million, primarily from lower gains on sale of loans.

Noninterest income for the nine months ended September 30, 2022 included a positive fair market value adjustment of $6.3 million on single-family servicing rights, compared to a positive fair market value adjustment of $7.6 million for the nine months ended September 30, 2021.

Liquidity and Capital Resources

Liquidity.

Our primary sources of funds are business and consumer deposits, escrow and custodial deposits, brokered deposits, borrowings, principal and interest payments on loans, and proceeds from sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash, short-term investments, including interest-bearing demand deposits, mortgage loans in process of securitization, and loans held for sale, and warehouse lines of credit included in loans receivable, all of which represent 34% of total assets at September 30, 2022. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $1.8 billion and $(387.8) million for the nine months ended September 30, 2022 and 2021, respectively. Net cash (used in) investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $(3.0) billion and $(113.9) million for the nine months ended September 30, 2022 and 2021, respectively. Net cash provided by financing activities, which is comprised primarily of net change in deposits, borrowings and preferred stock offerings, was $507.3 million and $1.1 billion for the nine months ended September 30, 2022 and 2021, respectively.

At September 30, 2022 we had $3.2 billion in outstanding commitments to extend credit that are subject to credit risk and $4.0 billion outstanding commitments subject to certain performance criteria and cancellation by the Company, including loans pending closing, unfunded construction draws, and unfunded lines of warehouse credit. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Additionally, the Company’s business model is designed to continuously sell a significant portion of its loans, which provides flexibility in managing its liquidity.

Certificates of deposit that are scheduled to mature in less than one year from September 30, 2022 totaled $2.4 billion. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances, the Federal Reserve discount window, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Merchants Bancorp

Capital Resources.

At September 30, 2022, based on available collateral, we had $2.8 billion in available unused borrowing capacity with the FHLB and the Federal Reserve discount window. While the amounts available fluctuate daily, we also had $500 million in credit lines through our membership in the AFX as of September 30, 2022. This liquidity enhances the ability to effectively manage interest expense and asset levels in the future.

The access to and cost of funding for new business initiatives, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs and the level and nature of regulatory oversight depend, in part, on our capital position. The Company filed a shelf registration statement on Form S-3 with the SEC on August 8, 2022, which was declared effective on August 17, 2022, under which we can issue up to $500 million aggregate offering amount of registered securities to finance our growth objectives.

The assessment of capital adequacy depends on a number of factors, including asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to our current operations and to promote public confidence in our Company.

Shareholders’ Equity. Shareholders’ equity was $1.4 billion as of September 30, 2022, compared to $1.2 billion as of December 31, 2021. The $257.2 million, or 22%, increase resulted primarily from the 8.25% Series D preferred stock offerings that raised $137.4 million in new capital, net of $5.1 million in offering costs, as well as net income of $162.6 million, which was partially offset by dividends paid on common and preferred shares of $26.3 million during the period, as well as $3.6 million adjustment to retained earnings associated with the adoption of CECL. The CECL adjustment related primarily to OBCEs. Additionally, common stock repurchase activity reduced shareholders’ equity in total by $3.9 million.

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

Merchants Bancorp

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

8.25% Series D Preferred Stock. On September 27, 2022, the Company issued 5,200,000 depositary shares, each representing a 1/40th interest in a share of its 8.25% Fixed Rate Series D Non-Cumulative Perpetual Preferred Stock, without par value (the “Series D Preferred Stock”), and with a liquidation preference of $1,000.00 per share (equivalent to $25.00 per depositary share). The aggregate gross offering proceeds for the shares issued by the Company was $130.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $4.7 million paid to third parties, the Company received total net proceeds of $125.3 million. On September 30, 2022, the Company issued an additional 500,000 shares of Series D Preferred Stock to the underwriters related to their exercise

Merchants Bancorp

of an option to purchase additional shares under the associated underwriting agreement, resulting in an additional $12.1 million in net proceeds, after deducting $0.4 million in underwriting discounts.

Dividends on the Series D Preferred Stock, to the extent declared by the Company’s board, are payable quarterly. The Company may redeem the Series D Preferred Stock, in whole or in part, at our option, on any dividend payment date on or after October 1, 2027, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

Common Shares/Dividends. As of September 30, 2022, the Company had 43,109,578 common shares issued and outstanding. The Board expects to declare a quarterly dividend of $0.07 per share in each quarter of 2022. On November 17, 2021, the Company announced an increase in authorization for its stock repurchase program, up to $75,000,000 of common stock, expiring December 31, 2023. On April 29, 2022, the Company entered into a Rule 10b5-1 plan (the “10b5-1 Plan”) with a broker for the repurchase of shares of its common stock commencing on May 3, 2022. The following table summarizes our share repurchase authorizations and repurchase activity of our common stock through September 30, 2022:

Nine Months Ended
September 30,
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

Merchants Bancorp

Capital Adequacy.

The following tables present the Company’s capital ratios at September 30, 2022 and December 31, 2021:

			Minimum		Minimum
			Amount Required		Amount To Be
			for Adequately		Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
September 30, 2022
Total capital(1) (to risk-weighted assets)
Company	$1,454,722	12.5%	$932,855	8.0%	$—	N/A	%
Merchants Bank	1,376,248	12.0%	915,426	8.0%	1,144,283	10.0
FMBI	33,514	11.5%	23,351	8.0%	29,189	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	1,405,621	12.1%	699,641	6.0%	—	N/A	%
Merchants Bank	1,327,929	11.6%	686,570	6.0%	915,426	8.0
FMBI	32,732	11.2%	17,513	6.0%	23,351	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	906,102	7.8%	524,731	4.5%	—	N/A	%
Merchants Bank	1,327,929	11.6%	514,927	4.5%	743,784	6.5
FMBI	32,732	11.2%	13,135	4.5%	18,973	6.5%
Tier I capital(1) (to average assets)
Company	1,405,621	12.3%	456,766	4.0%	—	N/A	%
Merchants Bank	1,327,929	11.9%	446,683	4.0%	558,354	5.0
FMBI	32,732	10.5%	12,499	4.0%	15,624	5.0%
(1)	As defined by regulatory agencies.

			Minimum Amount
			To Be Well
	Actual		Capitalized(1)
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2021
CBLR (Tier 1) capital(1) (to average assets)
(i.e., CBLR - leverage ratio)
Company	$1,138,090	10.4%	$928,731	> 8.5%
Merchants Bank	1,088,621	10.3%	901,188	> 8.5%
FMBI	28,958	9.7%	25,499	> 8.5%
(1)	As defined by regulatory agencies.

On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. Eligibility criteria to utilize CBLR included having total assets less than $10 billion and off-balance sheet exposures that were less than 25% of total assets, among others. The Company, Merchants Bank, and FMBI elected to begin using CBLR in the first quarter of 2020 and utilized this measure of reporting through June 30, 2022.

At September 30, 2022 the Company’s total assets exceeded $10 billion, off-balance sheets exposures exceeded 25% of total assets, and the allowable grace periods under the CBLR rules expired. Accordingly, the Company began reporting fully phased-in Basel III risk-based capital ratios at September 30, 2022.

Merchants Bancorp

Quantitative measures established by regulation to ensure capital adequacy require the Company, Merchants Bank, and FMBI to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of September 30, 2022 and December 31, 2021, that the Company, Merchants Bank, and FMBI met all capital adequacy requirements to which they were subject.

As of September 30, 2022 and December 31, 2021, the most recent notifications from the Board of Governors of the Federal Reserve System (“Federal Reserve”) categorized the Company as well capitalized and most recent notifications from the Federal Deposit Insurance Corporation (“FDIC”) categorized Merchants Bank and FMBI as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s, Merchants Bank’s, or FMBI’s category.

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

Merchants Bancorp

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

The following table presents NII at Risk for Merchants Bank as of September 30, 2022 and December 31, 2021.

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
September 30, 2022:
Dollar change	$(101,926)	$(60,980)	$29,143	$73,018
Percent change	(26.0)%	(15.6)%	7.4%	18.6%

December 31, 2021:
Dollar change	$(13,810)	$(17,991)	$21,895	$65,010
Percent change	(4.9)%	(6.3)%	7.7%	22.9%

Our interest rate risk management policy limits the change in our net interest income to 20% for a +/- 100 basis point move in interest rates, and 30% for a +/- 200 basis point move in rates. At September 30, 2022 we estimated that we are within policy limits set by our board of directors for the -200, -100, +100, and +200 basis point scenarios.

The EVE results for Merchants Bank included in the following table reflect the analysis used quarterly by management. It models immediate -200, -100, +100 and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
September 30, 2022:
Dollar change	$(47,920)	$(63,522)	$(72,000)	$(76,673)
Percent change	(3.6)%	(4.8)%	(5.4)%	(5.8)%

December 31, 2021:
Dollar change	$3,703	$42,983	$(6,817)	$(6,288)
Percent change	0.3%	4.0%	(0.6)%	(0.6)%

Our interest rate risk management policy limits the change in our EVE to 15% for a +/- 100 basis point move in interest rates, and 20% for a +/- 200 basis point move in rates. We are within policy limits set by our board of directors for the -200, -100, +100 and +200 basis point scenarios. The EVE reported at September 30, 2022 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective.

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

3.2

Articles of Amendment to the Second Amended and Restated Articles of Incorporation dated September 27, 2022 designating the 8.25% Fixed Rate Reset Series D Non-Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.2 of the registration statement on Form 8-A filed on September 27, 2022).

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

Merchants Bancorp

Date:	November 8, 2022	By:	/s/ Michael F. Petrie
Michael F. Petrie
Chairman & Chief Executive Officer

Date:	November 8, 2022	By:	/s/ John F. Macke
John F. Macke Chief Financial Officer
(Principal Financial & Accounting Officer)