Form 10-K
period 2022-12-31
Merchants Bancorp
filed 2023-03-16
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Common Stock, without par value

Series A Preferred Stock, without par value

Depositary Shares, each representing a 1/40th interest in a share of Series B Preferred Stock, without par value

Depositary Shares, each representing a 1/40th interest in a share of Series C Preferred Stock, without par value

	MBIN MBINP MBINO MBINN	NASDAQ NASDAQ NASDAQ NASDAQ
Depositary Shares, each representing a 1/40th interest in a share of	MBINM	NASDAQ
Series D Preferred Stock, without par value

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

Large accelerated filer ◻	Smaller reporting company ☐
Accelerated filer ⌧	Emerging growth company ☐
Non-accelerated filer ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

At June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”) was $577.3 million.

As of March 8, 2023, the Registrant had 43,233,618 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement, for its 2023 annual meeting of shareholders to be held May 18, 2023, to be filed within 120 days after December 31, 2022, are incorporated by reference into Part III of this Form 10-K.

MERCHANTS BANCORP

Annual Report on Form 10-K

For Year Ended December 31, 2022

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

PART I

Item 1. Business.

Company Overview

Merchants Bancorp (the “Company,” “Merchants,” “we,” “our,” or “us”), an Indiana corporation formed in 2006, is a diversified bank holding company headquartered in Carmel, Indiana and registered under the Bank Holding Company Act of 1956, as amended. We currently operate in multiple business segments, including Multi-family Mortgage Banking that primarily offers multi-family housing and healthcare facility financing and servicing. Through this segment we also serve as a syndicator of low-income housing tax credit and debt funds; Mortgage Warehousing that offers mortgage warehouse financing, commercial loans, and deposit services; and Banking that offers portfolio lending for multi-family and healthcare facility loans, retail and correspondent residential mortgage banking, agricultural lending, Small Business Administration (“SBA”), and traditional community banking. As of December 31, 2022, we had $12.6 billion in assets, $10.1 billion of deposits and $1.5 billion of shareholders’ equity.

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

Merchants Bank of Indiana (“Merchants Bank”), one of our wholly owned banking subsidiaries, operates under an Indiana charter and provides traditional community banking services, as well as portfolio lending for multi-family and healthcare facility loans, retail and correspondent residential mortgage banking and agricultural lending. Merchants Bank has six depository branches located in Carmel, Indianapolis, Lynn, Spartanburg, and Richmond, Indiana. Farmers-Merchants Bank of Illinois (“FMBI”), our other wholly owned banking subsidiary, operates under an Illinois charter and provides traditional community banking services and agricultural lending. FMBI has four depository branches located in Joy, Paxton, Melvin, and Piper City, Illinois.

Our business consists primarily of funding low risk loans meeting underwriting standards of government programs, under an originate to sell model. The gain on sale of loans and servicing fees generated primarily from the multi-family rental real estate loans servicing portfolio contribute to noninterest income. The funding source is primarily from mortgage custodial, municipal, retail, commercial, and brokered deposits. We believe that the combination of net interest income and noninterest income from the sale of low risk profile assets results in lower than industry charge offs and a lower expense base, which serves to maximize net income and higher than industry shareholder return.

Our Business Segments

We have several lines of business and provide various banking and financial services through our subsidiaries. Our business segments are defined as multi-family mortgage banking, mortgage warehousing, and banking.

Multi-Family Mortgage Banking

Merchants Capital Corp. (“MCC”) and Merchants Capital Servicing, LLC (“MCS”), subsidiaries of Merchants Bank, are primarily engaged in mortgage banking, specializing in originating and servicing loans for affordable multi-family rental housing and healthcare facility financing. Our mortgage servicing portfolio consists primarily of Merchants Bank of Indiana balance sheet loans, Federal Housing Authority (“FHA”) loans, and service Federal National

Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) loans. Our origination platform and servicing portfolio are significant sources of our noninterest income and deposits. Other originations that are referred to the Banking segment including bridge financing products to refinance, acquire, or reposition multi-family housing projects, as well construction lending for market rate and affordable housing developments. In some environments, these originations referred to in the Banking segment can represent a significant portion of the Multi-Family Mortgage Banking total origination volume.

Consistently one of the top ranked agency lenders in the nation, our licenses with Fannie Mae, Freddie Mac, and FHA, coupled with our bank financing products, provide sponsors custom beginning-to-end financing solutions that adapt to an ever-changing market. We are also an approved United States Department of Agriculture (“USDA”) Rural Housing 538 lender. This cost-effective, reliable funding source is a powerful tool in expanding the availability of affordable housing in rural markets that often have the greatest need.

In addition to the loans originated directly through our Multi-Family Mortgage Banking segment, we also fund loans brought to us by non-affiliated entities and service or sub-service loans for a fee.

We also offer customized loan products for need-based skilled nursing facilities, as well as independent living, assisted living, and memory care. A variety of loan products are available to accommodate acquisition, rehabilitation, and refinancing of healthcare properties throughout the country. These loans are underwritten with the intent to convert to permanent loans within three years.

MCC is also a fully integrated tax credit equity syndicator. Our syndication platform, paired with our comprehensive suite of debt offerings, allows us to deliver financing on all aspects of affordable housing transactions. The tax credit equity team specializes in tax-advantaged affordable housing projects with Section 42 Low-Income Housing Tax Credits (“LIHTC”), Historic Rehabilitation Tax Credits, and State tax credits. The investors in MCC’s syndicated funds are institutional investors comprised of banks, insurance companies and large publicly traded corporations. All funds are underwritten and serviced in-house.

Additionally, through Merchants Asset Management, LLC (“MAM”), we serve as a registered investment advisor that deploys third party investor capital into high quality assets originated by MCC. These debt investment vehicles ultimately support the mission of MCC by creating additional lending capacity and competitive loan terms for clients.

Through the Multi-Family Mortgage Banking segment, many of our originated loans are sold to government agencies as mortgage-backed securities within approximately 30 days. As these loans are sold, servicing rights are traditionally retained. We believe that MCC is one of the largest government agency servicers in the country based on aggregate loan principal balance. Our capital markets team also has expertise in facilitating larger scale securitization initiatives, both privately and with government agencies, to successfully manage our capital efficiency, maximize liquidity, and minimize credit risk on our balance sheet.

One of the segment’s primary sources of funding is the national secondary mortgage market of federally chartered agencies and the federal government. Another primary source of funding is our Banking segment. Investors in the secondary market are primarily large financial institutions, brokerage companies, insurance companies and real estate investment trusts. These programs facilitate secondary market activities in order to provide funding for the multi-family mortgage market.

Mortgage Warehousing

We started the warehouse lending business in 2009 as a result of dislocation in the market. Merchants Bank currently has warehouse lines of credit, loan participations, operating lines of credit collateralized by mortgage servicing rights, and custodial deposits with some of the largest non-depository financial institutions and mortgage bankers in the industry.

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

Mortgage Warehousing funded $111 billion of loan principal in 2020, $78 billion in 2021 and $33.2 billion in 2022. The primary source of liquidity is provided by custodial and corporate deposits of its customers.

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

Single-Family Mortgage Lending, Correspondent Lending and Servicing

Merchants Mortgage is the branded division of Merchants Bank that is a full service single-family mortgage origination and servicing platform. Merchants Mortgage is both a retail and correspondent mortgage lender. Merchants Mortgage offers agency eligible, jumbo fixed and hybrid adjustable-rate mortgages for purchase or refinancing of single-family residences. Other products include construction, bridge and lot financing, and first-lien home equity lines of credit (“HELOC”). Loans held for sale generate revenues from fees charged to borrowers, interest income during the warehouse period, gain on sale of loans to investors, and servicing fee income. There are multiple investor outlets, including direct sale capability to Fannie Mae, Freddie Mac, Federal Home Loan Bank (“FHLB”) of Indianapolis and Chicago, and other third-party investors to allow Merchants Mortgage a best execution at sale. Merchants Mortgage also originates loans held for investment and earns interest income over the life of the loan.

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

Strategy for Complementary Segments

Our segments diversify the net income of Merchants Bank and provide synergies across the segments. Strategic opportunities come from MCC and MCS, where loans are funded by the Banking segment and the Banking segment provides Government National Mortgage Association (“Ginnie Mae”) custodial services to MCC and MCS. Low-income tax credit syndication and debt fund offerings complement the lending activities of new and existing multi-family mortgage customers. The securities available for sale funded by MCC custodial deposits are pledged to FHLB to provide advance capacity during periods of high residential loan volume for Mortgage Warehousing. Mortgage Warehousing provides leads to correspondent residential lending in the banking segment. Retail and commercial customers provide cross selling opportunities within the banking segment. Merchants Mortgage is a risk mitigant to Mortgage Warehousing because it provides us with a ready platform to sell the underlying collateral to secure repayment. These and other synergies form a part of our strategic plan.

See “Operating Segment Analysis for the Years Ended December 31, 2022 and 2021” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 26, “Segment Information,” in the notes to our Consolidated Financial Statements for further information about our segments.

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

Human Capital

As of December 31, 2022, we had approximately 556 full-time employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement.

We regularly solicit feedback from our employees to gain a better understanding of why they may enjoy working at Merchants and what areas of improvement there may be. Feedback from such surveys is reviewed by senior management, including our Chief Executive Officer and the leader of each of our business units, and is generally used to develop ways in which our employees’ experiences can be improved and/or work can become more efficient. We believe that our relations with employees are positive. For example, we have been named to the list of “Best Places to Work in Indiana” by the Indiana Chamber of Commerce every year since 2016 and in 2022 our turnover rate was only 11%. Additionally, in order to reward employees for their contributions towards our success and to help ensure that our employees are more aligned with our shareholders, in 2020 we established an Employee Stock Ownership Plan (“ESOP”). Under the ESOP, from time to time we may make a contribution of newly issued shares of our common stock or cash to purchase shares of our common stock, which is then allocated to eligible employees. The ESOP contribution is completely funded by the Company and is in addition to all other wages, incentives, and benefits, and requires nothing from our employees other than their ongoing hard work and dedication. In 2022, we also began making a discretionary contribution equal to 3% of an employee’s eligible compensation under our 401(k) plan each pay period regardless of whether such employee also contributed. Our contribution is in the form of cash and is invested according to the employee’s current investment allocation.

Additionally, while the health and safety of our employees is always the highest priority, the COVID-19 pandemic required us to reevaluate our efforts and we made numerous changes and accommodations to help ensure employees remain healthy, safe, and productive.

Environment, Social, and Governance (“ESG”) Activities

As a mission-driven company committed to incorporating ESG into its business framework, we manage with a strong focus on sustainable, long-term growth and value creation. We believe our ESG approach underscores this commitment and provides tangible benefits for our customers, employees, and shareholders.

As one of the largest government-sponsored entity multi-family lenders in the country, a significant portion of our business has been centered on supporting the financing needs of affordable housing projects as well as need-based skilled nursing for seniors and related healthcare facilities.

            To further demonstrate our ESG commitment to sustainable cities and communities, MCC has acquired private equity interests in affordable housing projects that generate low-income housing tax credits through its tax credit equity funds.  The affordable housing projects target low-income individuals. MCC has a commitment to environmental and social risk mitigation, disclosures around project selection and evaluation, management of proceeds, and reporting on allocation and impact metrics. The Company received a second-party opinion from Sustainalytics stating that our ESG focused Tax Credit Equity Fund framework is credible, impactful and will deliver overall positive social impacts.

            The foundation of our culture is our approach to employee engagement, diversity, equity and inclusion (“DEI”).  We embrace diversity and inclusion, which we believe fosters creativity, innovation and thought leadership through the infusion of new ideas and perspectives. Our commitment to DEI has also led to the creation of an employee level committee focused on DEI and our hiring of an individual during 2022 who will lead our DEI efforts, including to lead such committee. Some activities launched in 2022 included regular educational events for all employees and an open forum for DEI topics of discussion. We also have highly engaged leadership in our Board that is made up of diverse members and demonstrates our dedication to this area of focus in our company. Additionally, our Board meets all Nasdaq diversity requirements.

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

If the Company elects to repurchase or redeem its equity securities, it will generally incur a 1% excise tax on the fair market value of any stock of the corporation that is repurchased beginning after December 31, 2022, as required in the Inflation Reduction Act of 2022.

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

At December 31, 2022, Merchants Bank and FMBI were well capitalized, as defined by applicable regulations.

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

At September 30, 2022 the Company’s total assets exceeded $10 billion, off-balance sheets exposures exceeded 25% of total assets, and the allowable grace periods under the CBLR rules expired. Accordingly, the Company began reporting fully phased-in Basel III risk-based capital ratios as of September 30, 2022.

At of December 31, 2022, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank and FMBI as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s, Merchants Bank’s, or FMBI’s category.

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

In 2022, the FDIC adopted a final rule, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The FDIC also concurrently maintained the Designated Reserve Ratio (“DRR”) for the DIF at 2% for 2023. The increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum of 1.35% by the statutory deadline of September 30, 2028. The new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds 2% in order to support growth in the DIF in progressing toward the FDIC’s long-term goal of a 2% DRR. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2%, and again when it reaches 2.5%.

Beginning in 2023, large banks (generally, those with $10 billion or more in assets) are assigned an individual rate based on a scorecard. The scorecard combines the following measures to produce a score that is converted to an assessment rate:

•	CAMELS component ratings that evaluate five critical elements of a credit union's operations: (C)apital adequacy, (A)sset quality, (M)anagement, (E)arnings, and (L)iquidity and asset-liability management,
•	financial measures used to measure a bank's ability to withstand asset-related and funding-related stress, and
•	a measure of loss severity that estimates the relative magnitude of potential losses to the FDIC in the event of the bank's failure.

Because the Company is expected to be classified as a large bank under the new assessment structure, deposit insurance premiums are expected to be higher than in previous years.

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

Consumer Financial Services

The structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to oversee and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including Merchants Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over insured depository institutions and their holding companies that have more than $10 billion in assets for at least four consecutive quarters. Merchants Bank and FMBI had three consecutive quarters during 2022. (The CFPB has similar authority over certain nonbanking organizations.)

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following:

•	business and economic conditions, particularly those affecting the financial services industry and our primary market areas;
•	our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses;
•

factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;

•	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters;
•	our ability to maintain licenses required in connection with mortgage origination, sale and servicing operations;
•	our ability to identify and mitigate cybersecurity risks, fraud and systems errors;
•	our ability to effectively execute our strategic plan and manage our growth;
•	changes in our senior management team and our ability to attract, motivate and retain qualified personnel;
•	governmental monetary and fiscal policies, and changes in market interest rates;

•	liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;
•	effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
•	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation; and
•	changes in federal tax law or policy.

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

We currently operate a residential and multi-family mortgage origination, warehouse financing, and servicing business. Changes in interest rates and pricing decisions by our loan competitors may adversely affect demand for our mortgage loan products, the revenue realized on the sale or portfolio of loans, revenues received from servicing such loans and the valuation of our servicing rights.

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

The banking business is highly competitive, and we experience competition in our market from many other financial institutions. Our operations consist of offering banking and residential mortgage services, and we also offer multi-family agency financing to generate noninterest income. Many of our competitors offer the same, or a wider variety of, banking and related financial services within our market areas. These competitors include national banks, regional banks and community banks, as well as many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in our market areas. Additionally, we face growing competition from online businesses with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms. Increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. There has also been a rise in fintech companies that develop new technology to compete with traditional financial methods in the delivery of financial services. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking and mortgage customers, we may be unable to continue to grow our business, and our financial condition and results of operations may be adversely affected.

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

We are a community bank and known nationally for multi-family and warehouse financing, as well as correspondent mortgage banking, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results and the value of our stock may be materially adversely affected.

Credit and Financial Risks

A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly Indiana. If the national, regional or local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Additionally, our ability to assess the credit worthiness of our customers is made more complex by uncertain business and economic conditions. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, increases in nonperforming assets and foreclosures, lower home sales and commercial activity, and fluctuations in the multi-family FHA financing sector. Additionally, 2022 had elevated levels of inflation and if these conditions persist, it could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.

If we do not effectively manage our credit risk, we may experience increased levels of delinquencies, nonperforming loans and charge-offs, which could require increases in our provision for credit losses.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and market conditions. We cannot guarantee that our credit underwriting, credit monitoring, and risk management procedures will adequately reduce these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the United States, generally, or our market areas, specifically, declines, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for credit losses, which would cause our net income, return on equity and capital to decrease.

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

With these announcements it is likely that LIBOR will no longer be viewed as an acceptable market index, and the Federal Reserve’s Secured Overnight Financing Rate (“SOFR”) or another rate will likely become the industry accepted alternative to LIBOR. It is not possible to predict the effect of any such changes in views or alternatives may have on the markets for LIBOR-indexed financial instruments.

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

Our allowance for credit losses on loans (“ACL-Loans”) may prove to be insufficient to absorb potential losses in our loan portfolio.

The Company adopted FASB Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL") on January 1, 2022. CECL replaces the previous “Allowance for Loan and Lease Losses” standard for measuring credit losses. We establish our ACL-Loans and maintain it at a level that management considers adequate to absorb probable loan losses based on an analysis of our portfolio, the underlying health of our borrowers, and general economic conditions. The ACL-Loans represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us. The ACL-Loans and maintain it at a level that management considers adequate to absorb probable loan losses based on an analysis contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Additions to the ACL-Loans, which are charged to earnings through the provision for credit losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in our market areas. The determination of the appropriate level of the ACL-Loans is inherently subjective and requires us to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes. The actual amount of loan losses is affected by changes in economic, operating and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates.

Although management believes that the ACL-Loans is adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for credit losses in the future to further supplement the ACL-Loans, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our ACL-Loans and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.

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

If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2022, our goodwill totaled $15.8 million. While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.

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

If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors, counterparties and customers may lose confidence in the accuracy and completeness of our financial statements and reports; our liquidity, access to capital markets and perceptions of our creditworthiness could be adversely affected; and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, Federal Reserve, FDIC, IDFI, IDFPR, CFPB or other regulatory authorities, which could require additional financial and management resources. These events could have an adverse effect on our business, financial condition and results of operations.

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

The use of statistical and quantitative models and other quantitative analyses is endemic to bank decision-making, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, allowance for credit losses computations, mortgage servicing right valuations, and the identification of possible violations of anti-money laundering regulations are all examples of areas in which we are dependent on models and the data that underlies them. The use of statistical and quantitative models is also becoming more prevalent in regulatory compliance. While we are not currently subject to annual Dodd-Frank Act stress testing (DFAST) and the Comprehensive Capital Analysis and Review (CCAR) submissions, we anticipate that model-derived testing may become more extensively implemented by regulators in the future. We anticipate data-based modeling will penetrate further into bank decision-making, particularly risk management efforts, as the capacities developed to meet rigorous stress testing requirements are able to be employed more widely and in differing applications. While we believe these quantitative techniques and approaches improve our decision-making, they also create the possibility that faulty data or flawed quantitative approaches could negatively impact our decision-making ability or, if we become subject to regulatory stress-testing in the future, adverse regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure, or a similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal or external sources, including our third-party vendors. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability, damage our reputation and inhibit the use of our mobile and internet banking services by current and potential customers. We regularly add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches, including firewalls and penetration testing. However, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminal intent on committing cyber-crime. Increasing sophistication of cyber criminals and terrorists make keeping up with new threats difficult and could result in a breach. Controls employed by our information technology department and cloud vendors could prove inadequate. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have an adverse effect on our business, financial condition and results of operations.

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

We face significant capital and other regulatory requirements as a financial institution. Although we raised significant funds through our October 2017 initial public offering and $362.1 million, net of expenses and repurchases, through several preferred stock offerings between 2019 and 2022, we may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, we, on a consolidated basis, and Merchants Bank and FMBI, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot provide assurances that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

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

At December 31, 2022 we had total assets of $12.6 billion. We expect to continue to exceed $10 billion in total assets in the future. Upon crossing that threshold, we are subject to increased regulatory scrutiny and expectations imposed by the Dodd-Frank Act, and will no longer be excepted from the “Volcker Rule”. Compliance with the standards imposed by our regulators because of such scrutiny and expectations could increase our operational costs. Our regulators may also consider our preparation for compliance with their standards when examining our operations generally or considering any request for regulatory approval we may make.

Currently, our banks are subject to regulations adopted by the CFPB, but the FDIC is primarily responsible for examining their compliance with consumer protection laws and those CFPB regulations. Upon exceeding $10 billion in total assets for four consecutive quarters, our banks will be subject to direct examination by the CFPB and we cannot be certain how such direct examination will impact us. Additionally, institutions over $10 billion are also subject to limits on interchange fees paid by merchants when debit cards are used as payment. However, any such limitation would have a minimal effect on us because interchange fees are not a material portion of our fee income.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company owns its headquarters building, which includes a Merchants Bank branch at 410 Monon Blvd. in Carmel, Indiana. Employees of all three of our segments have operations in this location. There are also several other branches and small offices in Indiana and other states. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

Item 3. Legal Proceedings.

There are no material pending legal proceedings other than ordinary routine litigation incidental to the business which we operate.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on the Nasdaq Capital Market (“Nasdaq”) under the symbol “MBIN” on October 27, 2017. Prior to that date, there was no public market for our common stock. On March 8, 2023, the closing price of our common stock was $29.27. As of March 8, 2023, there were 43,233,618 shares of our common stock outstanding and 38 shareholders of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from December 31, 2017 through December 31, 2022. The graph compares our common stock with the Nasdaq Composite Index and the Nasdaq Bank Index. The graph assumes an investment of $100.00 in our common stock and each index on December 31, 2017 and reinvestment of all quarterly dividends. Measurement points are December 31, 2017 and the last trading day of each subsequent quarter through December 31, 2022. There is no assurance that our common stock performance will continue in the future with the same or similar results as shown in the graph.

Cumulative Total Return Performance
Index Value
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Merchants Bancorp
Nasdaq Composite
Nasdaq Bank

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

Unregistered Sales and Repurchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet to be purchased under the plans or programs (1)

October 1 - October 31, 2022	—	$—	—	$71,064,667
November 1 - November 30, 2022	—	$—	—	71,064,667
December 1 - December 31, 2022	—	$—	—	71,064,667
Total	—	$—	—	$71,064,667

(1)	On November 17, 2021, the Company announced an increase in authorization for its stock repurchase program, up to $75,000,000 of common stock, expiring December 31, 2023. On April 29, 2022, the Company entered into a Rule 10b5-1 plan (the “10b5-1 Plan”) with a broker for the repurchase of shares of its common stock commencing on May 3, 2022. The details of this repurchase plan were provided in the Form 8-K filed by the Company on May 24, 2022.

Item 6. Selected Financial Data.

	At or for the Year Ended December 31,
(Dollars in thousands, except per share data)	2022	2021	2020	2019	2018
Balance Sheet Data:
Total Assets	$12,615,227	$11,278,638	$9,645,375	$6,371,928	$3,884,163
Loans held for investment	7,470,872	5,782,663	5,535,426	3,028,310	2,058,127
Allowance for credit losses (1)	(44,014)	(31,344)	(27,500)	(15,842)	(12,704)
Loans held for sale	2,910,576	3,303,199	3,070,154	2,093,789	832,455
Deposits	10,071,345	8,982,613	7,408,066	5,478,075	3,231,086
Total liabilities	11,155,488	10,123,229	8,834,754	5,718,200	3,462,926
Total shareholders' equity	1,459,739	1,155,409	810,621	653,728	421,237
Tangible common shareholders' equity (non-GAAP)	943,100	775,708	579,847	421,438	358,637
Income Statement Data:
Interest Income	$480,833	$311,886	$282,790	$211,995	$140,563
Interest Expense	162,282	33,892	58,644	89,697	50,592
Net interest income	318,551	277,994	224,146	122,298	89,971
Provision for credit losses	17,295	5,012	11,838	3,940	4,629
Noninterest income	125,936	157,333	127,473	47,089	49,585
Noninterest expense	136,050	125,385	96,424	63,313	50,900
Income before taxes	291,142	304,930	243,357	102,134	84,027
Provision for income taxes	71,421	77,826	62,824	24,805	21,153
Net income	219,721	227,104	180,533	77,329	62,874
Preferred stock dividends	25,983	20,873	14,473	9,216	3,330
Net income available to common shareholders	$193,738	$206,231	$166,060	$68,113	$59,544
Credit Quality Data:
Nonperforming loans	$26,683	$761	$6,321	$4,678	$2,411
Nonperforming loans to total loans	0.36%	0.01%	0.11%	0.15%	0.12%
Nonperforming assets	$26,683	$761	$6,321	$4,822	$2,411
Nonperforming assets to total assets	0.21%	0.01%	0.07%	0.08%	0.06%
Allowance for credit losses to total loans	0.59%	0.54%	0.50%	0.52%	0.62%
Allowance for credit losses to nonperforming loans	164.95%	4,118.79%	435.06%	338.65%	526.92%
Net charge-offs/(recoveries) to average loans and loans held for sale	0.01%	0.01%	0.00%	0.02%	0.01%
Per Share Data (Common Stock):(2)
Diluted earnings per share	$4.47	$4.76	$3.85	$1.58	$1.38
Dividends declared	$0.28	$0.24	$0.21	$0.19	$0.16
Tangible book value (non-GAAP)	$21.88	$17.96	$13.45	$9.79	$8.33
Weighted average shares outstanding
Basic	43,164,477	43,172,078	43,113,741	43,057,688	43,039,433
Diluted	43,316,904	43,325,303	43,167,113	43,118,561	43,086,629
Shares outstanding at period end	43,113,127	43,180,079	43,120,625	43,059,657	43,041,054
Performance Metrics:
Return on average assets	1.99%	2.23%	2.12%	1.47%	1.71%
Return on average equity	17.21%	22.07%	25.09%	14.37%	15.86%
Return on average tangible common equity (non-GAAP)	22.50%	30.10%	34.02%	17.56%	17.23%
Net interest margin	2.97%	2.79%	2.69%	2.40%	2.54%
Efficiency ratio (non-GAAP)	30.61%	28.80%	27.42%	37.38%	36.47%
Loans and loans held for sale to deposits	103.08%	101.15%	116.17%	93.50%	89.46%
Capital Ratios—Merchants Bancorp:
Tangible common equity to tangible assets (non-GAAP)	7.5%	6.9%	6.0%	6.6%	9.3%
Tier 1 common equity to risk-weighted assets	7.7%	n/a %	n/a %	7.4%	10.6%
Tier 1 leverage ratio/CBLR	11.7%	10.4%	8.6%	9.4%	10.0%
Tier 1 capital to risk-weighted assets	11.7%	n/a %	n/a %	11.3%	11.9%
Total capital to risk-weighted assets	12.2%	n/a %	n/a %	11.6%	12.3%
Capital Ratios—Merchants Bank Only:
Tier 1 common equity to risk-weighted assets	11.3%	n/a %	n/a %	11.7%	12.9%
CBLR (Tier 1 leverage ratio)	11.3%	10.3%	8.7%	9.7%	11.0%
Tier 1 capital to risk-weighted assets	11.3%	n/a %	n/a %	11.7%	12.9%
Total capital to risk-weighted assets	11.7%	n/a %	n/a %	12.0%	13.3%

(1)	The Company adopted FASB Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) on January 1, 2022. ASU 2016-13 replaces the allowance for loan losses that used incurred loss impairment methodology in 2021-2018.
(2)	The number of shares and per share amounts have been restated to reflect the 3-for-2 common stock split, effective on January 17, 2022.

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

The reconciliation from shareholders’ equity per GAAP to tangible common shareholders’ equity is comprised solely of goodwill and intangibles totaling $17.0 million at December 31, 2022, $17.6 million at December 31, 2021, $18.1 million at December 31, 2020, $19.6 million at December 31, 2019 and $21.0 million for the year ended December 31, 2018.

The reconciliation from consolidated assets per GAAP to tangible assets is comprised solely of consolidated assets less goodwill and intangibles totaling $17.0 million at December 31, 2022, $17.6 million at December 31, 2021, $18.1 million at December 31, 2020, $19.6 million at December 31, 2019 and $21.0 million for the year ended December 31, 2018.

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

A reconciliation of GAAP to non-GAAP financial measures is as follows:

	At December 31,
(Dollars in thousands)	2022	2021	2020	2019	2018
Tangible common shareholders’ equity:
Shareholders’ equity per GAAP	$1,459,739	$1,155,409	$810,621	$653,728	$421,237
Less: goodwill & intangibles	(17,031)	(17,552)	(18,128)	(19,644)	(21,019)
Tangible shareholders’ equity	1,442,708	1,137,857	792,493	634,084	400,218
Less: preferred stock	(499,608)	(362,149)	(212,646)	(212,646)	(41,581)
Tangible common shareholders’ equity	$943,100	$775,708	$579,847	$421,438	$358,637

Average tangible common shareholders’ equity:
Average shareholders’ equity per GAAP	$1,276,443	$1,028,834	$719,630	$537,946	$396,350
Less: average goodwill & intangibles	(17,293)	(17,841)	(18,899)	(20,243)	(9,265)
Less: average preferred stock	(398,182)	(325,904)	(212,646)	(129,881)	(41,581)
Average tangible common shareholders’ equity	$860,968	$685,089	$488,085	$387,822	$345,504

Tangible assets:
Assets per GAAP	$12,615,227	$11,278,638	$9,645,375	$6,371,928	$3,884,163
Less: goodwill & intangibles	(17,031)	(17,552)	(18,128)	(19,644)	(21,019)
Tangible assets	$12,598,196	$11,261,086	$9,627,247	$6,352,284	$3,863,144

Ending Common Shares	43,113,127	43,180,079	43,120,625	43,059,657	43,041,054

Tangible book value per common share	$21.88	$17.96	$13.45	$9.79	$8.33

Return on average tangible common equity	22.50%	30.10%	34.02%	17.56%	17.23%

Tangible common equity to tangible assets	7.5%	6.9%	6.0%	6.6%	9.3%

	For the Year Ended
	December 31,
	2022	2021	2020	2019	2018
Net income as reported per GAAP	$219,721	$227,104	$180,533	$77,329	$62,874
Less: preferred stock dividends	(25,983)	(20,873)	(14,473)	(9,216)	(3,330)
Net income available to common shareholders	$193,738	$206,231	$166,060	$68,113	$59,544

Efficiency ratio (based on all GAAP metrics):
Noninterest expense	$136,050	$125,385	$96,424	$63,313	$50,900
Net interest income (before provision for credit losses)	318,551	277,994	224,146	122,298	89,971
Noninterest income	125,936	157,333	127,473	47,089	49,585
Total revenues for efficiency ratio	$444,487	$435,327	$351,619	$169,387	$139,556
Efficiency ratio	30.61%	28.80%	27.42%	37.38%	36.47%

Item 7. Management’s Discussion and Analysis of Financial Condition and the Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the accompanying notes included elsewhere in this report.

Discussion and Analysis of the Company’s financial condition and the results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is contained in Item 7 of Form 10-K for the year ended December 31, 2021 filed with the SEC on March 4, 2022.

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

Financial Highlights for the Year Ended December 31, 2022

●	Net income of $219.7 million decreased $7.4 million, or 3%, compared to December 31, 2021.
●	Diluted earnings per share of $4.47 decreased 6% compared to December 31, 2021.
●	The $7.4 million, or 3%, decrease in net income compared to the year ended December 31, 2021 was primarily driven by a $31.4 million, or 20% decrease in noninterest income, a $12.3 million increase in provision for credit losses, and a $10.7 million, or 9% increase in noninterest expense that was partially offset by a $40.6 million, or 15% increase in net interest income.
●	Total assets of $12.6 billion increased $1.3 billion, or 12%, compared to December 31, 2021.
●	Loans receivable of $7.4 billion, net of allowance for credit losses on loans increased $1.7 billion, or 29%, compared to December 31, 2021.
●	The net interest margin of 2.97% increased 18 basis points compared to 2.79% for the year ended December 31, 2021. Our diverse business model is designed to maximize overall profitability in both rising and falling interest rate environments, and unlike many other banks and holding companies, our future profitability relies less upon changes in net interest margin.
●	Efficiency ratio of 30.61% increased 181 basis points compared to 28.80% at December 31, 2021.
●	Tangible book value per common share of $21.88 increased 22% compared to $17.96 at December 31, 2021.
●	In May 2022, the Company completed a $214 million Commercial Mortgage Backed Securities (CMBS) securitization of 14 multifamily mortgage loans secured by 24 mortgaged properties through a Freddie Mac-sponsored Q-Series transaction.

●	In September 2022, completed 8.25% Series D preferred stock offering, raising approximately $137.5 million of new capital, net of $5.0 million in offering costs.
●	In September 2022, sold $1.2 billion of multi-family bridge loans into a private securitization via a real estate mortgage investment conduit (REMIC). As part of the transaction, purchased a $1.0 billion senior investment security that is expected to be held to maturity.
●	In November 2022, the Company completed a $284.2 million securitization of 16 multi-family mortgage loans through a Freddie Mac-sponsored Q-Series transaction.
●	Our LIHTC syndications business raised $290.9 million in equity for 5 funds it launched during 2022.
●	As of December 31, 2022, we had $3.1 billion in available borrowing capacity, compared to $2.4 billion at December 31, 2021.
●	The volume of warehouse loans funded during the year ended December 31, 2022 amounted to $33.2 billion, a decrease of $45.1 billion, or 58%, compared to the same period in 2021. This compared to the 49% industry decrease in single-family residential loan volumes from the year ended December 31, 2022 to the same period in 2021, according to an estimate of industry volume by the Mortgage Bankers Association.
●	The volume of loans originated and acquired for sale in the secondary market through our multi-family business decreased by $1.1 billion, or 39%, to $1.8 billion, compared to $2.9 billion for the year ended December 31, 2021.

Company and Business Segment Overview

We are a diversified bank holding company headquartered in Carmel, Indiana and registered under the Bank Holding Company Act of 1956, as amended. We currently operate in multiple business segments, including Multi-family Mortgage Banking that offers multi-family housing and healthcare facility financing and servicing; as well as syndicated low-income housing tax credit and debt funds; Mortgage Warehousing that offers mortgage warehouse financing, commercial loans, and deposit services; and Banking that offers portfolio lending for multi-family and healthcare facility loans, retail and correspondent residential mortgage banking, agricultural lending, Small Business Administration (“SBA”) lending and traditional community banking.

Our business consists primarily of funding low risk loans meeting underwriting standards of government programs under an originate to sell model. The gain on sale of loans and servicing fees generated primarily from the multi-family rental real estate loans servicing portfolio contribute to noninterest income. The funding source is primarily from mortgage custodial, municipal, retail, commercial, brokered deposits, and short term borrowing. We believe that the combination of net interest income and noninterest income from the sale of low risk profile assets results in lower than industry charge offs and a lower expense base, which serves to maximize net income and higher than industry shareholder return.

See “Company Overview and Our Business Segments,” in Item 1 “Business”, “Operating Segment Analysis for the Years Ended December 31, 2022 and 2021” in Item 7 “Management’s Discussion and Analysis of Financial Condition and the Results of Operations”, and “Segment Information,” in Note 26 of our Consolidated Financial Statements for further information about our segments.

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

Net interest income. Net interest income represents interest income less interest expense. We generate interest income from interest (net of deferred origination fees received and costs paid, which are amortized over the expected life of the loans) and fees received on interest-earning assets, including loans, investment securities, cash, and dividends on FHLB stock we own. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits and borrowings. Net interest income is the most significant contributor to our revenues and net income. To evaluate net interest income, we measure and monitor: (a) yields on our loans and other interest-earning assets; (b) duration on our loans, deposits, and borrowings; (c) the costs of our deposits and other funding sources; (d) our net interest margin; and (e) the regulatory risk weighting associated with the assets. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

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

Noninterest Income. Noninterest income consists of, among other things: (a) gain on sale of loans; (b) loan servicing fees; (c) fair value adjustments to the value of servicing rights; (d) mortgage warehouse fees; and (e) syndication and asset management fees; and (f) other noninterest income.

Gain on sale of loans includes placement and origination fees, capitalized servicing rights, trading gains and losses, gains and losses on derivatives and other related income. Loan servicing fees are collected as payments are received for loans in the servicing portfolio and reduced by amortization on servicing rights. Fair value adjustments to the value of servicing rights are also included in noninterest income. Mortgage warehouse fees are recognized at the time of funding and collected at the time of sale. Syndication fee income is recognized at the point in time when investor equity capital is obtained primarily to acquire qualifying investments in low-income housing tax credit projects for its funds or debt funds. Related asset management fees for syndicated funds are recognized over time.

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

Loan origination expenses include third party processing for financing activities and loan-related origination expenses. Occupancy expense includes depreciation expense on our owned properties, lease expense on our leased properties and other occupancy-related expenses. Equipment expense includes furniture, fixtures and equipment related expenses. Professional fees include legal, accounting, consulting and other outsourcing arrangements. FDIC insurance expense represents the assessments that we pay to the FDIC for deposit insurance. Technology expense includes data processing fees paid to our third-party data processing system provider and other data service providers. Other general and administrative expenses include expenses associated with travel, meals, training, supplies and postage.

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

Liquidity. We manage our liquidity based upon factors that include: (a) our amount of custodial and brokered deposits as a percentage of total deposits (b) the level of diversification of our funding sources (c) the allocation and amount of our deposits among deposit types (d) the short-term funding sources used to fund assets (e) the amount of non-deposit funding used to fund assets (f) the availability of unused funding sources; (g) off-balance sheet obligations; (h) the availability of assets to be readily converted into cash without a material loss on the investment; (i) the amount of cash and cash equivalent; (j) the repricing characteristics of our assets; (k) maturity and duration of our assets when compared to the repricing characteristics of our liabilities; (l) costs of available funding options; and (m) other factors.

Capital. We manage our regulatory capital based upon factors that include: (a) the level and quality of capital and our overall financial condition; (b) the trend and volume of problem assets; (c) the dollar amount of servicing rights as a percentage of capital; (d) the level and quality of earnings; (e) the risk exposures in our balance sheet; and (f) other factors. In addition, we have continually increased our capital through net income less dividends and equity issuances.

Asset Quality. We manage the diversification and quality of our assets based upon factors that include: (a) the level, distribution, severity and trend of problem, classified, delinquent, nonaccrual, nonperforming and restructured assets; (b) the adequacy of our allowance for credit losses on loans (“ACL-Loans”); (c) the diversification and quality of loan and investment portfolios; (d) the extent of counterparty risks; (e) credit risk concentrations; (f) the liquidity of our assets; and (g) other factors.

Recent Developments and Material Trends

Economic and Interest Rate Environment. The results of our operations are highly dependent on economic conditions, mortgage volumes, and market interest rates. Residential mortgage volumes fluctuate based on market interest rates, economic conditions, and the credit parameters set by the GSEs and other market participants. From July 2019 thru May 2022, the Board of Governors of the Federal Reserve System (“Federal Reserve”) continued to reduce interest rates, leading to historically low overnight interest rates in the range of 0.0% to 0.25%, which was the lowest the rates had been since 2009. The overnight federal funds rate that the Federal Reserve uses to affect economic conditions affects the entire term structure of interest rates, so rates on longer term debt (like mortgages) also moved lower. As inflation increased throughout 2022, on the heels of the COVID-19 pandemic, the Federal Reserve responded by rapidly increasing interest rates to the highest levels seen since January 2008, as the Federal funds rate reached a range of 4.5 – 4.75% as of February 2023. Thirty-year mortgage rates rose over 7% during 2022 for the first time since 2002, per Federal Reserve data.

The lower interest rates in 2020 contributed to the significant loan growth we experienced for the year ended December 31, 2020, particularly related to single family mortgage refinancing activity that increased net interest income and noninterest income in our Mortgage Warehousing segment. Growth moderated and declined during the years ended December 31, 2021 and 2022 in this line of business as interest rates increased, and it may not resume until 2024. Supporting this expectation are industry forecasts from the Mortgage Bankers Association, which has forecasted a 49% decrease in single-family residential mortgage volume, to $2.245 trillion for 2022, from $3.991 trillion in 2021, and a decrease of 17%, to $1.873 trillion in 2023, followed by an increase to $2.279 trillion for 2024.

COVID-19 Pandemic. The COVID-19 pandemic has had an ongoing global impact on nearly every aspect of daily life in the U.S. since early 2020. As infection and death rates continued to accelerate throughout 2020, many businesses and schools were forced to close or alter their way of business to ensure public safety. Businesses shifted to work-from-home arrangements for their employees, and some had to juggle new childcare and home-schooling responsibilities due to shutdowns. Despite government intervention to facilitate financial assistance and small business loans, as well as the roll-out of a vaccine in early 2021 to prevent COVID-19, many businesses suffered losses or closures. Personal illnesses and business closures impacted nearly every industry, including the mortgage banking industry. However, Merchants had minimal direct credit exposure on loans to consumer, commercial, and other small businesses that were most negatively impacted by COVID-19.

Regulatory Environment. We believe an important trend affecting community banks in the United States over the foreseeable future will be related to heightened regulatory capital requirements, regulatory burdens generally, including the Dodd-Frank Act and the regulations thereunder, and interest margin compression. We expect that troubled community banks will continue to face significant challenges when attempting to raise capital. We also believe that heightened regulatory capital requirements will make it more difficult for even well-capitalized, healthy community banks to grow in their communities by taking advantage of opportunities in their markets that result as the economy improves. We believe these trends will favor community banks that have sufficient capital, a diversified business model and a strong deposit franchise.

As described further in Item 1 - “Supervision and Regulation—Merchants Bank and FMBI—Capital Requirements and Basel III” the federal regulators finalized and adopted rules regarding the community bank leverage ratio (“CBLR”) in November 2019. Under CBLR, if a qualifying depository institution or depository institution holding company elected to use such measure, such institution or holding company was be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeded a 9% threshold, subject to a limited two quarter grace period, during which the leverage ratio could not go 100 basis points below the then applicable threshold, and would not be required to calculate and report risk-based capital ratios. At September 30, 2022 the Company’s total assets exceeded $10 billion, off-balance sheets exposures exceeded 25% of total assets, and the allowable grace periods under the CBLR rules expired. Accordingly, the Company has been reporting fully phased-in Basel III risk-based capital ratios since September 30, 2022.

Allowance for Credit Losses on Loans (“ACL-Loans”). One of our key operating objectives has been, and continues to be, maintenance of an appropriate level of ACL-Loans in our loan portfolio. The provision for credit losses recorded in prior years was primarily due to growth in our loan portfolio, as our historical loss rates remained very low. As we anticipate that our loan portfolio overall will continue to grow in 2023, we could similarly expect the provision to increase, but could also be influenced by any changes to problem loans in our portfolio or the loan type mix within the portfolio. Additional details are provided in the ACL-Loans portion of the Comparison of Financial Condition at December 31, 2022 and December 31, 2021. Because there could be unforeseen future losses, the Company continues to monitor the situation and may need to adjust future expectations as developments occur.

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

Loan Sales and Securitizations. Recent growth in the loan origination pipeline has prompted the Company to seek additional avenues to effectively manage regulatory capital levels and reduce credit risk, in addition to issuing preferred stock. Accordingly, we have completed several loan sale and securitization transactions, including two that were sponsored by Freddie Mac during 2022 and one during 2021. In doing so, the Company has been able to effectively reduce its risk-weighted assets and maintain well-capitalized capital ratios. Also see Note 5: Loans and Allowance for Credit Losses on Loans.

Stock Split. On November 17, 2021, the Company approved a 3-for-2 common stock split. Shareholders of record at the close of business on January 3, 2022 received one additional share of Merchants Bancorp common stock for every two shares owned. These additional shares were distributed on or around January 17, 2022. All previously reported shares have been restated to reflect the 3-for-2 stock split.

General and Administrative Expenses. We expect to continue incurring increased noninterest expense attributable to general and administrative expenses related to building out and modernizing our operational infrastructure, marketing and other administrative expenses to execute our strategic initiatives, expenses to hire additional personnel and other costs required to continue our growth.

Comparison of Operating Results for the Years Ended December 31, 2022 and 2021

General. Net income for the year ended December 31, 2022 was $219.7 million, a decrease of $7.4 million, or 3%, over the net income of $227.1 million for the year ended December 31, 2021. The decrease was primarily due to a $31.4 million, or 20%, decrease in noninterest income, a $12.3 million increase in provision for credit losses, and an $10.7 million, or 9%, increase in noninterest expense, which was partially offset by a $40.6 million, or 15%, increase in net interest income and a $6.4 million, or 8%, decrease in provision for income taxes.

Net Interest Income. Net interest income increased $40.6 million, or 15%, to $318.6 million for the year ended December 31, 2022, compared to $278.0 million for the year ended December 31, 2021. The 15% increase reflected a $168.9 million, or 54%, increase in interest income from higher yields and average loan balances, partially offset by a $128.4 million, or 379%, increase in interest expense from higher interest rates and average balances of deposits. The interest rate spread of 2.72% for the year ended December 31, 2022 decreased 1 basis point compared to 2.73% for the year ended December 31, 2021.

Our net interest margin increased 18 basis points, to 2.97%, for the year ended December 31, 2022 from 2.79% for the year ended December 31, 2021.

Interest Income. Interest income increased $168.9 million, or 54%, to $480.8 million for the year ended December 31, 2022, from $311.9 million for the year ended December 31, 2021. This increase was primarily attributable to an increase in higher average yields and loan balances.

The average balance of loans, including loans held for sale, during the year ended December 31, 2022 increased $806.2 million, or 9%, to $9.3 billion compared to $8.5 billion for the year ended December 31, 2021, and the average yield on loans increased 140 basis points, to 4.85% for the year ended December 31, 2022, compared to 3.45% for the year ended December 31, 2021.

The average balance of taxable available for sale securities increased $30.3 million, or 10%, to $323.0 million for the year ended December 31, 2022, from $292.7 million for the year ended December 31, 2021, and the average yield decreased 26 basis points, to 0.87% for the year ended December 31, 2022, compared to 1.13% for the year ended December 31, 2021.

The average balance of securities held to maturity that were acquired in September and December of 2022 was $277.5 million, while the average yield was 4.46% for the year ended December 31, 2022.

The average balance of interest-earning deposits and other decreased $107.5 million, or 16%, to $561.9 million for the year ended December 31, 2022, from the year ended December 31, 2021, while the average yield increased 65 basis points, to 0.94% for the year ended December 31, 2022, compared to 0.29% for the year ended December 31, 2021.

The average balance of mortgage loans in process of securitization decreased $240.4 million, or 49%, to $253.8 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, while the average yield increased 73 basis points, to 3.31% for the year ended December 31, 2022, compared to 2.58% for the year ended December 31, 2021.

Interest Expense. Total interest expense increased $128.4 million, or 379%, to $162.3 million for the year ended December 31, 2022, compared to $33.9 million for the year ended December 31, 2021.

Interest expense on deposits increased $121.4 million, or 430%, to $149.6 million for the year ended December 31, 2022 compared to $28.3 million for the year ended December 31, 2021. The increase was primarily due to increases in interest rates on interest-bearing checking, money market accounts and certificates of deposit accounts, as well as higher average balances for certificates of deposit and money market accounts.

The average balance of interest-bearing checking accounts of $4.1 billion for the year ended December 31, 2022 decreased $439.3 million, or 10%, compared to $4.6 billion for the year ended December 31, 2021. The average yield of interest-bearing checking accounts was 1.66% for the year ended December 31, 2022, which was a 152 basis point increase compared to 0.14% for year ended December 31, 2021.

The average balance of money market accounts of $2.7 billion for the year ended December 31, 2022 increased $387.5 million, or 17%, compared to the year ended December 31, 2021. The average yield of money market accounts was 1.84% for the year ended December 31, 2022, which was a 107 basis point increase compared to 0.77% for year ended December 31, 2021.

The average balance of certificates of deposit of $1.6 billion for the year ended December 31, 2022 increased $874.3 million, or 127%, compared to the year ended December 31, 2021. The average yield of certificates of deposit was 2.00% for the year ended December 31, 2022, which was a 134 basis point increase compared to 0.66% for year ended December 31, 2021.

Interest expense on borrowings increased $7.0 million, or 124%, to $12.6 million for the year ended December 31, 2022 from $5.6 million for the year ended December 31, 2021. The increase was due primarily to a 127 basis point increase in the average cost of borrowings to 2.13%, compared to 0.86% for the year ended December 31, 2021. The increase in average rates was partially offset by a $63.2 million, or 10%, decrease in average balance compared to the year ended December 31, 2021. Additionally, borrowings include our warehouse structured financing agreement that provides for an additional interest payment for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 1.56% and 0.36%, to an effective rate of 2.13% and 0.86% for the year ended December 31, 2022 and 2021, respectively.

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

	Year Ended December 31,
	2022				2021
			Average				Average
	Average	Interest	Yield /		Average	Interest	Yield /
(Dollars in thousands)	Balance(1)	Inc / Exp	Rate		Balance(1)	Inc / Exp	Rate
Assets:
Interest-bearing deposits, and other	$561,883	$5,264	0.94%		$669,382	$1,960	0.29%
Securities available for sale - taxable	322,990	2,807	0.87%		292,662	3,309	1.13%
Securities available for sale - tax exempt	—	—			1,323	41	3.10%
Securities held to maturity	277,464	12,382	4.46%		—	—
Mortgage loans in process of securitization	253,847	8,407	3.31%		494,264	12,746	2.58%
Loans and loans held for sale	9,318,288	451,973	4.85%		8,512,124	293,830	3.45%
Total interest-earning assets	10,734,472	480,833	4.48%		9,969,755	311,886	3.13%
Allowance for credit losses on loans	(36,057)				(28,895)
Noninterest-earning assets	346,474				248,093
Total assets	$11,044,889				$10,188,953
Liabilities/Equity:
Deposits
Interest-bearing checking	$4,149,942	69,057	1.66	%(4)	$4,589,269	6,227	0.14	%(4)
Savings deposits	240,481	561	0.23%		208,467	149	0.07%
Money market deposits	2,651,532	48,872	1.84%		2,264,063	17,325	0.77%
Certificates of deposit	1,561,261	31,155	2.00%		687,002	4,555	0.66%
Total interest-bearing deposits	8,603,216	149,645	1.74%		7,748,801	28,256	0.36%
Borrowings	594,423	12,637	2.13%		657,573	5,636	0.86%
Total interest-bearing liabilities	9,197,639	162,282	1.76%		8,406,374	33,892	0.40%
Noninterest-bearing deposits	453,387				678,494
Noninterest-bearing liabilities	117,420				75,251
Total liabilities	9,768,446				9,160,119
Equity	1,276,443				1,028,834
Total liabilities and equity	$11,044,889				$10,188,953
Net interest spread(2)			2.72%				2.73%
Net interest earning assets	$1,536,833				$1,563,381
Net interest income		$318,551				$277,994
Net interest margin(3)			2.97%				2.79%
Average interest-earning assets to average interest-bearing liabilities			116.71%				118.60%
(1)	Average balances are average daily balances.
(2)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(3)	Represents net interest income (annualized) divided by total average earning assets.
(4)	Reflects changes in interest rates on mortgage custodial deposits.

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

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Year ended December 31, 2022
	compared to Year ended
	December 31, 2021
	Increase (Decrease)
	Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits and other	$(315)	$3,619	$3,304
Securities available for sale - taxable	343	(845)	(502)
Securities available for sale - tax exempt	(41)	—	(41)
Securities held to maturity	12,382	—	12,382
Mortgage loans in process of securitization	(6,200)	1,861	(4,339)
Loans and loans held for sale	27,828	130,315	158,143
Total interest income	33,997	134,950	168,947
Interest expense
Deposits
Interest-bearing checking	(596)	63,426	62,830
Savings deposits	23	389	412
Money market deposits	2,965	28,582	31,547
Certificates of deposit	5,797	20,803	26,600
Total Deposits	8,189	113,200	121,389
Borrowings	(541)	7,542	7,001
Total interest expense	7,648	120,742	128,390
Net interest income	$26,349	$14,208	$40,557

Provision for Credit Losses. We recorded a provision for credit losses of $17.3 million for the year ended December 31, 2022, an increase of $12.3 million, compared to $5.0 million for the year ended December 31, 2021. The $17.3 million provision for credit losses consisted of $13.5 million for the ACL-Loans, $2.6 million for the allowance for off-balance sheet credit exposures (“ACL-OBCEs”) and $1.2 million for ACL-Guarantees.

The ACL-Loans was $44.0 million, or 0.59% of loans receivable at December 31, 2022, compared to $31.3 million, or 0.54% of loans receivable at December 31, 2021. The increase in the ACL-Loans compared to prior periods reflected increases associated with loan growth and portfolio mix, partially offset by a release of the $4.0 million ACL-Loans associated with the loan sale and securitizations in September and November of 2022. Additional details are provided in the ACL-Loans portion of the Comparison of Financial Condition at December 31, 2022 and 2021, and in Note 5: Loans and Allowance for Credit Losses on Loans.

The Company adopted FASB Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL") as of January 1, 2022. This changed certain accounting policies and implemented certain accounting policy elections, related to the adoption of CECL, which also contributed to the increase in provision for credit losses during the year ended December 31, 2022.

Noninterest Income. Noninterest income decreased $31.4 million, or 20%, to $125.9 million for the year ended December 31, 2022 from $157.3 million for the year ended December 31, 2021. The decrease was primarily due to a $47.0 million, or 42%, decrease in gain on sale of loans associated with a shift in business mix to programs with lower average trade pricing in the multi-family loan portfolio, as well as lower single-family and multi-family secondary market volumes.

Partially offsetting the decrease in gain on sale was a $13.8 million, or 84%, increase in loan servicing fees to $30.2 million for year ended December 31, 2022, compared to $16.4 million for the year ended December 31, 2021.

Included in loan servicing fees was a $19.8 million positive adjustment to the fair value of servicing rights for the year ended December 31, 2022, compared to a positive adjustment of $12.4 million for the year ended December 31, 2021.

A summary of the gain on sale of loans for the years ended December 31, 2022 and 2021 is below:

	Gain on Sale of Loans
	For the Years Ended
	December 31,
(Dollars in thousands)	2022	2021
Loan Type:
Multi-family	$56,819	$93,350
Single-family	1,133	8,763
Small Business Administration (SBA)	6,198	9,072
Total	$64,150	$111,185

Noninterest Expense. Noninterest expense increased $10.7 million, or 9%, to $136.1 million for the year ended December 31, 2022, compared to $125.4 million for the year ended December 31, 2021. The increase was due primarily to a $3.4 million, or 4%, increase in salaries and employee benefits, including commissions, to support higher multi-family loan production volumes, as well as a $3.6 million, or 67%, increase in professional fees. Partially offsetting the increases was a $3.0 million, or 39%, decrease in loan expenses for the year ended December 31, 2022, compared to the year ended December 31, 2021. The efficiency ratio was 30.6% for the year ended December 31, 2022, compared with 28.8% for the year ended December 31, 2021.

Income Taxes. Income tax expense decreased $6.4 million, or 8%, to $71.4 million for the year ended December 31, 2022, from $77.8 million for the year ended December 31, 2021. The decrease was due primarily to a 5% decrease in pre-tax income period to period. The effective tax rate was 24.5% for the year ended December 31, 2022 and 25.5% for the year ended December 31, 2021.

Asset Quality

Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $26.7 million, or 0.36% of total loans, at December 31, 2022, compared to $0.8 million, or 0.01% of total loans, at December 31, 2021. The increase was primarily due to the delinquency of one healthcare loan customer that is fully collateralized and full repayment is expected.

As a percentage of nonperforming loans, the ACL-Loans was 165.0% at December 31, 2022 compared to 4,118.8% at December 31, 2021. The changes were primarily due to increases in the nonperforming loans.

Total loans greater than 30 days past due were $39.8 million at December 31, 2022 compared to $2.6 million at December 31, 2021.

Special Mention (Watch) loans were $137.8 million at December 31, 2022, compared to $100.8 million at December 31, 2021.

We had $753,000 of recoveries and $1.3 million of charge offs during the year ended December 31, 2022, and $24,000 of recoveries and $1.2 million of charge offs during the year ended December 31, 2021.

Operating Segment Analysis for the Years Ended December 31, 2022 and 2021

Our reportable segments are Multi-family Mortgage, Mortgage Warehousing, and Banking. As discussed in “Our Business Segments” of Item 1 and Note 26 of our Consolidated Financial Statements, our reportable segments have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines.

Our segment financial information was compiled utilizing the policies described in Note 1, “Nature of Operations and Summary of Significant Accounting Policies,” and Note 26, “Segment Information,” of the Notes to Consolidated Financial Statements included elsewhere in this report. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Mortgage Warehousing and Banking segments based on Merchants Bank’s cost of funds. The provision for credit losses is allocated based on information included in our ACL-Loans analysis and specific loan data for each segment.

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

The following table presents our primary operating results for our operating segments for the years ended December 31, 2022 and 2021.

	Multi-family
	Mortgage	Mortgage
(Dollars in thousands)	Banking	Warehousing	Banking	Other	Total
Year Ended December 31, 2022
Interest income	$2,239	$115,870	$354,482	$8,242	$480,833
Interest expense	—	48,079	117,284	(3,081)	162,282
Net interest income	2,239	67,791	237,198	11,323	318,551
Provision for credit losses	1,153	37	16,105	—	17,295
Net interest income after provision for credit losses	1,086	67,754	221,093	11,323	301,256
Noninterest income	155,883	5,400	(26,177)	(9,170)	125,936
Noninterest expense	82,213	10,420	18,303	25,114	136,050
Income before income taxes	74,756	62,734	176,613	(22,961)	291,142
Income taxes	20,114	14,130	42,392	(5,215)	71,421
Net income	$54,642	$48,604	$134,221	$(17,746)	$219,721
Total assets	$351,274	$2,519,810	$9,587,544	$156,599	$12,615,227

	Multi-family
	Mortgage	Mortgage
(Dollars in thousands)	Banking	Warehousing	Banking	Other	Total
Year Ended December 31, 2021
Interest income	$957	$134,120	$171,465	$5,344	$311,886
Interest expense	—	8,930	28,076	(3,114)	33,892
Net interest income	957	125,190	143,389	8,458	277,994
Provision for credit losses	—	(1,022)	6,034	—	5,012
Net interest income after provision for credit losses	957	126,212	137,355	8,458	272,982
Noninterest income	141,605	12,399	7,755	(4,426)	157,333
Noninterest expense	71,486	11,949	24,137	17,813	125,385
Income before income taxes	71,076	126,662	120,973	(13,781)	304,930
Income taxes	19,572	31,503	30,115	(3,364)	77,826
Net income	$51,504	$95,159	$90,858	$(10,417)	$227,104
Total assets	$296,129	$3,977,537	$6,929,565	$75,407	$11,278,638

Multi-family Mortgage Banking. The Multi-family Mortgage Banking segment reported net income of $54.6 million for the year ended December 31, 2022, an increase of $3.1 million, or 6%, compared with $51.5 million reported for the year ended December 31, 2021. The growth was primarily due to a $14.3 million increase in noninterest income reflecting a $20.1 million increase in loan servicing fees, and a $7.4 million increase in other income that was partially offset by a $16.1 million decrease in gain on sale of loans, as sales to the secondary market declined. The increase in loan servicing fees reflected a positive fair market value adjustment of $14.0 million on servicing rights for the year ended December 31, 2022 compared to a positive fair market value adjustment of $4.1 million for the year ended December 31, 2021.

Partially offsetting the increase in noninterest income was a $10.7 million increase in noninterest expenses, primarily due to an increase in salaries and employee benefits, including commissions, to support higher loan production volumes referred to in the Banking segment.

The volume of loans originated and acquired for sale in the secondary market decreased by $1.1 billion, or 39%, to $1.8 billion for the year ended December 31, 2022, compared to $2.9 billion for the year ended December 31, 2021.

Total assets in the Multi-family segment increased 19%, to $351.3 million at December 31, 2022, compared to $296.1 million at December 31, 2021.

Mortgage Warehousing. The Mortgage Warehousing segment reported net income of $48.6 million for the year ended December 31, 2022, a decrease of 49% over the $95.2 million reported for the year ended December 31, 2021. The lower net income reflected lower net interest income and mortgage warehouse fees as industry volumes declined as market interest rates increased. The volume of loans funded during the year ended December 31, 2022 amounted to $33.2 billion, a decrease of $45.1 billion, or 58%, compared to the same period in 2021. This compared to the 49% industry decrease in single-family residential loan volumes from the year ended December 31, 2022 to the year ended December 31, 2021, according to the Mortgage Bankers Association.

Total assets in the Mortgage Warehousing segment decreased 37%, to $2.5 billion at December 31, 2022, compared to $4.0 billion at December 31, 2021.

Banking. The Banking segment reported net income for the year ended December 31, 2022, of $134.2 million, an increase of 48% over the $90.9 million reported for the year ended December 31, 2021. The increase was primarily due to a $93.8 million increase in net interest income that was partially offset by a decrease in noninterest income of $33.9 million, reflecting lower gains on sale of loans.

Noninterest income for the year ended December 31, 2022 included a positive fair market value adjustment of $5.8 million on single-family servicing rights compared to a positive fair market value adjustment of $8.3 million for the year ended December 31, 2021.

Total assets in the Banking segment increased 38%, to $9.6 billion at December 31, 2022, compared to $6.9 billion at December 31, 2021.

See “Our Business Segments,” in Item 1 “Business”, and Note 26, “Segment Information,” in the notes to our Consolidated Financial Statements for further information about our segments.

Financial Condition

As of December 31, 2022, we had approximately $12.6 billion in total assets, $10.1 billion in deposits, and $1.5 billion in total shareholders’ equity. Total assets as of December 31, 2022 included approximately $226.2 million of cash and cash equivalents, $2.9 billion of loans held for sale and $7.4 billion of loans receivable, net of ACL-Loans. Total assets also include $154.2 million of mortgage loans in process of securitization that represent pre-sold multi-family rental real estate loan originations in primarily Government National Mortgage Association (“GNMA”) mortgage backed securities pending settlements that typically occur within 30 days. There were also $1.1 billion securities held to maturity that were acquired as part of securitizations described in Note 5: Loans and Allowance for Credit Losses on Loans. Additionally, there were $323.3 million of securities available for sale that are match funded with related custodial deposits. There are restrictions on the types of securities we hold, as these are funded by certain custodial deposits where we set the cost of deposits based on the yield of the related securities. Servicing rights at December 31, 2022 were $146.2 million based on the fair value of the loan servicing, which is primarily GNMA multi-family servicing rights with 10-year call protection.

Comparison of Financial Condition at December 31, 2022 and 2021

Total Assets. Total assets increased $1.3 billion, or 12%, to $12.6 billion at December 31, 2022, from $11.3 billion at December 31, 2021. The increase was due primarily to increases in net loans receivable of $1.7 billion and securities held to maturity of $1.1 billion. Partially offsetting the increases were decreases in cash and cash equivalents of $806.5 million, mortgage loans in process of securitization of $415.0 million, and loans held for sale of $392.6 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $806.5 million, or 78%, to $226.2 million at December 31, 2022, from $1.0 billion at December 31, 2021. The 78% decrease reflected intentional reductions in cash levels to manage sources of liquidity in the most cost-effective manner.

Mortgage Loans in Process of Securitization. Mortgage loans in process of securitization decreased $415.0 million, or 73%, to $154.2 million at December 31, 2021, from $569.2 million at December 31, 2021. These represent loans that our banking subsidiary, Merchants Bank, has funded and are held pending settlement, primarily as GNMA mortgage-backed securities with a firm investor commitment to purchase the securities. The 73% decline was primarily due to the industry decline in volume of loans that had not yet settled with government agencies.

Securities Available for Sale. Securities available for sale increased $12.7 million, or 4%, to $323.3 million at December 31, 2022, from $310.6 million at December 31, 2021. The increase in securities available for sale was primarily due to purchases of $51.2 million, offset by calls, maturities, sales, and repayments of securities totaling $25.4 million during the period.

We invest in securities available for sale primarily using funds from escrow deposits held at Merchants Bank, received in connection with our multi-family mortgage servicing activities. The securities available for sale are funded by escrow custodial deposits held at the Company on loans serviced by us. This portfolio of securities is structured to achieve a favorable interest rate spread.

Securities Held to Maturity. Held to maturity securities of $1.1 billion include $871.7 million that were acquired in September 2022 as part of a private securitization of originated loans described in Note 5: Loans and Allowance for Credit Losses on Loans. The remaining securities were acquired in December 2022 as part of a securitization by an external, related, party.

The following table shows the maturity distribution and weighted average yields of the securities available for sale and held to maturity portfolio:

December 31, 2022	Due within one year		Due after one but within five years		Due after five but within ten years		Due after ten years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Treasury notes	$3,920	0.27%	$32,360	2.70%	$—	—%	$—	—%
Federal agencies	111,466	0.25%	160,424	0.61%	—	—%	—	—%
Mortgage-backed - Government-sponsored entity (GSE)	13	2.25%	4	3.26%	49	3.86%	15,101	3.72%
Total securities available for sale	$115,399	0.25%	$192,788	0.96%	$49	3.86%	$15,101	3.72%
Securities held to maturity:
Mortgage-backed - Non-GSE multi-family	$—	—%	$871,772	4.75%	$—	—%	$247,306	5.51%
Total securities held to maturity	$—	—%	$871,772	4.75%	$—	—%	$247,306	5.51%

FHLB stock. FHLB stock increased $9.5 million, or 32%, to $39.1 million at December 31, 2022, from $29.6 million at December 31, 2021. The increase in FHLB stock was due to additional FHLB stock being purchased to increase our borrowing capacity at FHLB. Stock ownership generally correlates to levels of borrowing.

Loans Held for Sale. Loans held for sale, comprised primarily of single-family residential real estate loan participations that meet Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), or Ginnie Mae (“GNMA”) eligibility, decreased $392.6 million, or 12%, to $2.9 billion at December 31, 2022, from $3.3 billion at December 31, 2021. The decrease in loans held for sale was primarily due to a decrease in warehouse participations, as the industry experienced lower volume associated with the recent increase in market interest rates. Also contributing to the decrease was the September 2022 loan sale described in Note 5: Loans and Allowance for Credit Losses on Loans.

Loans Receivable, Net. The following table shows our allocation of loans held for investment as of the dates presented:

	December 31, 2022		December 31, 2021		December 31, 2020
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total

Mortgage warehouse lines of credit	$464,785	6%	$781,437	14%	$1,605,745	29%
Residential real estate	1,178,401	16%	843,101	15%	678,848	12%
Multi-family financing(1)	3,135,535	43%	2,702,042	46%	2,250,739	41%
Healthcare financing(1)	1,604,341	21%	826,157	14%	498,281	9
Commercial and commercial real estate(2)	978,661	13%	520,199	9%	387,294	7%
Agricultural production and real estate	95,651	1%	97,060	2%	101,268	2%
Consumer and margin	13,498	—	12,667	—%	13,251	—%
Total	7,470,872		5,782,663		5,535,426
Allowance for credit losses	(44,014)		(31,344)		(27,500)
Total loans held for investment, net	$7,426,858	100%	$5,751,319	100%	$5,507,926	100%
(1)	In 2022, the Company started presenting multi-family and healthcare loan types on separate lines for reporting purposes. Healthcare loans of $826.2 million were included in the combined multi-family and healthcare financing loan total as of December 31, 2021.
(2)	Includes $497.0 million and $209.8 million of revolving lines of credit collateralized primarily by single-family mortgage servicing rights as of December 31, 2022 and 2021, respectively.

Loans receivable, net, which are comprised of loans held for investment, increased $1.7 billion, or 29%, to $7.4 billion at December 31, 2022, compared to $5.8 billion at December 31, 2021. The increase in net loans was comprised primarily of:

●	an increase of $778.2 million, or 94%, in healthcare financing loans, to $1.6 billion at December 31, 2022, and
●	an increase of $458.5 million, or 88%, in commercial and commercial real estate to $978.7 million at December 31, 2022, and
●	an increase of $433.5 million, or 16%, in multi-family financing loans, to $3.1 billion at December 31, 2022, and
●	an increase of $335.3 million, or 40%, in residential real estate to $1.2 billion at December 31, 2022, partially offset by
●	a decrease of $316.7 million, or 41%, in mortgage warehouse lines of credit loans, to $464.8 million at December 31, 2022.

The $778.2 million increase in healthcare financing was due to higher origination volume for healthcare loans generated through our multi-family segment that typically remain on our balance sheet until they convert to permanent financing or are otherwise paid off over an average of one to three years.

The $458.5 million increase in commercial and commercial real estate was primarily due to a $287.2 million, or 37%, increase in warehouse revolving lines of credit collateralized primarily by single-family mortgage servicing rights during the period.

The $433.5 million increase in multi-family financing was due to significantly higher origination volume for construction, bridge and other loans generated through our multi-family segment that will remain on our balance sheet until they convert to permanent financing or are otherwise paid off over an average of one to three years. The growth was partially offset by the $1.2 billion sale and private securitization in September 2022, as well as securitizations of $214.0 million and $284.2 million in May and November of 2022, as described in Note 5: Loans and Allowance for Credit Losses on Loans.

The $335.3 million increase in residential real estate loans was primarily due an increase in All-in-One®, first-lien HELOCs.

The $316.7 million decrease in mortgage warehouse lines of credit was primarily due to lower loan volume as higher interest rates have decreased demand in refinancing activity.

As of December 31, 2022, approximately 93% of the total net loans at Merchants Bank reprice within three months.

Allowance for Credit Losses on Loans (“ACL-Loans”). The following table presents an analysis of the ACL-Loans for the periods presented:

	At or For the Year
	Ended December 31,
(Dollars in thousands)	2022	2021	2020

Balance at beginning of period	$31,344	$27,500	$15,842
Less charge-offs:
Residential real estate	(4)	(2)	(31)
Commercial and commercial real estate	(1,238)	(1,184)	(319)
Consumer and margin	(15)	(6)	(11)
Total charge-offs	(1,257)	(1,192)	(361)
Plus recoveries:
Residential real estate	—	—	75
Commercial and commercial real estate	746	—	106
Consumer and margin	7	24	—
Total recoveries	753	24	181
Net (charge-offs) recoveries	(504)	(1,168)	(180)
Transfers out:
Impact of adopting CECL	(299)	—	—
Provision for credit losses	13,473	5,012	11,838
Balance at end of period	$44,014	$31,344	$27,500
Ratios:
Total net charge-offs to average loans outstanding	(0.01)%	(0.01)%	—%
Net (charge-offs) recoveries to average loans outstanding: Residential real estate	—%	—%	(0.01)%
Net (charge-offs) recoveries to average loans outstanding: Commercial and commercial real estate	(0.07)%	(0.26)%	(0.05)%
Net (charge-offs) recoveries to average loans outstanding: Consumer and margin	(0.06)%	0.14%	(0.07)%
Allowance for credit losses to nonperforming loans at end of period	164.95%	4,118.79%	435.06%
Allowance for credit losses to total loans at end of period	0.59%	0.54%	0.50%

The following table presents an analysis of the ACL-Loans for the periods presented:

	At December 31,
	2022			2021			2020
			Percent of			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in		Percent of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans

Mortgage warehouse lines of credit	$1,249	3%	6%	$1,955	6%	14%	$4,018	15%	29%
Residential real estate	7,029	16%	16%	4,170	13%	15%	3,334	12%	12%
Multi-family financing	16,781	39%	43%	14,084	46%	46%	12,140	44%	41%
Healthcare financing	9,882	22%	21%	4,461	14%	14%	2,591	9%	9%
Commercial and commercial real estate	8,326	19%	13%	5,879	19%	9%	4,641	17%	7%
Agricultural production and real estate	565	1%	1%	657	2%	2%	636	2%	2%
Consumer and margin	182	-%	-%	138	-%	-%	140	1%	-%
Total allowance for credit losses	$44,014	100%	100%	$31,344	100%	100%	$27,500	100%	100%

The following table sets forth the amounts of nonperforming loans and nonperforming assets at the dates indicated:

	At
	December 31,
(Dollars in thousands)	2022	2021	2020

Nonaccrual loans:
Residential real estate	$245	$362	$578
Healthcare financing	21,783	—	—
Commercial and commercial real estate	4,390	—	2,052
Agricultural production and real estate	147	158	181
Consumer and margin	6	4	12
Total	26,571	524	2,823
Accruing loans 90 days or more past due:
Residential real estate	96	22	69
Commercial and commercial real estate	—	149	1,240
Agricultural production and real estate	—	30	2,181
Consumer and margin	16	36	8
Total	112	237	3,498
Total nonperforming loans	$26,683	$761	$6,321
Real estate owned	—	—	—
Total nonperforming assets	$26,683	$761	$6,321
Troubled debt restructurings:
Commercial and commercial real estate	$3,778	$4,961	$3,999
Agricultural production and real estate	—	—	180
Total	$3,778	$4,961	$4,179
Ratios:
Total nonperforming loans to total loans	0.36%	0.01%	0.11%
Total nonperforming loans to total assets	0.21%	0.01%	0.07%
Total nonperforming assets to total assets	0.21%	0.01%	0.07%
Total nonperforming loans and TDRs to total loans	0.41%	0.10%	0.19%
Total nonperforming loans and TDRs to total assets	0.24%	0.05%	0.11%
Total nonperforming assets and TDRs to total assets	0.24%	0.05%	0.11%

The ACL-Loans of $44.0 million at December 31, 2022 increased $12.7 million compared to December 31, 2021, primarily reflecting increases associated with loan growth and portfolio mix. For additional information on the impact of CECL see Note 5: Loans and Allowance for Credit Losses on Loans.

Also influencing the overall level of the ACL-Loans is our differentiated strategy to typically hold loans with shorter durations and to maintain strict underwriting standards that enable us to sell the majority of our loans to government agencies.

Premises and Equipment, Net.  Premises and equipment, net, increased $4.2 million, or 14%, to $35.4 million at December 31, 2022, compared to $31.2 million at December 31, 2021. The increase was primarily due to an increase in office buildings acquired to support business growth.

Goodwill.   Goodwill of $15.8 million at December 31, 2022 remained unchanged compared to December 31, 2021. As of December 31, 2022, the Company’s market capitalization was well above its book value, despite stock market volatility. Given the continued strength of the Company’s results, we do not believe there exists any impairment to goodwill or intangible assets.

Servicing Rights. Servicing rights increased $35.9 million, or 33%, to $146.2 million at December 31, 2022, compared to $110.3 million at December 31, 2021. During the year ended December 31, 2022, additions included originated and purchased servicing of $27.1 million and a positive fair value adjustment of $19.8 million. These increases were offset by paydowns of $11.0 million. The increase in originated servicing reflected the establishment of a $6.6 million servicing right associated with the September 2022 loan sale described in Note 5: Loans and Allowance for Credit Losses on Loans. The positive fair market value adjustment reflected $5.8 million for single-family and SBA mortgages and $14.0 million for multi-family mortgages during the year ended December 31, 2022.

Servicing rights are recognized in connection with sales of loans when we retain servicing of the sold loans, as well as upon purchases of loan servicing portfolios. The servicing rights are recorded and carried at fair value. The fair value increase recorded during the year ended December 31, 2022 was driven by higher loan balances of mortgages serviced and higher interest rates that impacted fair market value adjustments. The value of servicing rights generally increases in rising interest rate environments and declines in falling interest rate environments due to expected prepayments.

Other Assets and Receivables.   Other assets and receivables of $157.4 million at December 31, 2022 increased $64.5 million, or 69%, compared to $92.9 million at December 31, 2021. The increase was primarily due to the increase for investments in low-income housing tax credit funds and investments in joint ventures that are involved in single-family, multi-family, and healthcare debt financing. The increase also reflected the establishment of a lease right of use asset on January 1, 2022, in accordance with ASU 2016-02 - “Leases”. See Note 11: Other Assets and Receivables for additional information.

Deposits. Deposits increased $1.1 billion, or 12%, to $10.1 billion at December 31, 2022, from $9.0 billion at December 31, 2021. The 12% increase in total deposits was primarily due to a $1.8 billion increase in certificates of deposit and a $195.2 million increase in money market deposits, which was partially offset by a $896.7 million decrease in demand deposits.

We increased our use of total brokered deposits by $603.0 million, or 28%, to $2.8 billion at December 31, 2022 from $2.2 billion at December 31, 2021. Brokered deposits represented 27% of total deposits at December 31, 2022, compared to 24% of total deposits at December 31, 2021.

●	Brokered certificates of deposit accounts increased $2.1 billion to $2.7 billion at December 31, 2022 from $551.8 million at December 31, 2021.
●	Brokered demand deposit accounts decreased $1.3 billion, to $13,000 at December 31, 2022 from $1.3 billion at December 31, 2021.
●	Brokered savings deposits decreased $276.3 million, to $81.5 million at December 31, 2022 from $357.8 million at December 31, 2021.

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

Interest-bearing deposits increased $1.4 billion, or 17%, to $9.7 billion at December 31, 2022, and noninterest-bearing deposits decreased $314.6 million, or 49%, to $326.9 million at December 31, 2022.

The following tables show the average balance amounts and the average contractual rates paid on our deposits for the periods indicated:

	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$453,387	—%	$678,494	—%	$455,976	—%
Interest-bearing demand	4,149,942	1.66%	4,589,269	0.14%	3,233,128	0.37%
Money market savings	2,651,532	1.84%	2,264,063	0.77%	1,465,820	1.14%
Savings	240,481	0.23%	208,467	0.07%	176,573	0.09%
Certificates of deposit	1,561,261	2.00%	687,002	0.66%	1,730,259	1.36%
Total	$9,056,603	1.65%	$8,427,295	0.34%	$7,061,756	0.74%

The following table shows time deposits of $250,000 or more by time remaining until maturity:

At December 31,
(Dollars in thousands)	2022

Three months or less	$74,657
Over three months through six months	29,637
Over six months through one year	70,588
Over one year to three years	11,552
Over three years	—
Total	$186,434

Borrowings. Borrowings totaled $930.4 million at December 31, 2022, a decrease of $103.6 million, or 10%, from December 31, 2021. Depending on rates and timing, borrowing can be a more effective liquidity management alternative than utilizing brokered certificates of deposits. The Company utilizes borrowing facilities from the FHLB, the Federal Reserve’s discount window, and the American Financial Exchange (“AFX”).

The Company continues to have significant borrowing capacity based on available collateral. As of December 31, 2022, unused lines of credit totaled $3.1 billion, compared to $2.4 billion at December 31, 2021.

The following table sets forth certain information regarding our borrowings at the dates and for the periods indicated:

	At or For the Years
	Ended
	December 31,
(Dollars in thousands)	2022	2021	2020

Balance at end of period	$930,392	$1,033,954	$1,348,256
Average balance during period	594,423	657,573	650,892
Maximum outstanding at any month end	1,440,904	1,103,443	1,761,113
Weighted average interest rate at end of period(1)	4.06%	0.27%	0.28%
Average interest rate during period	2.13%	0.86%	0.98%
(1)	The weighted-average interest rate at the end of the period reflects the stated interest rates on the borrowings. In addition to the stated rate, the borrowing term on subordinated debt includes payment of an amount equal to a portion of the net income from our warehouse structured finance arrangements, which is a driver of the higher average interest rate during the period relative to the stated rate at end of period.

Total Shareholders’ Equity. Shareholders’ equity was $1.5 billion as of December 31, 2022, compared to $1.2 billion as of December 31, 2021. The $304.3 million, or 26%, increase resulted primarily from the 8.25% Series D preferred stock offerings that raised $137.5 million in new capital, net of $5.0 million in offering costs, as well as net income of $219.7 million, which was partially offset by dividends paid on common and preferred shares of $38.1 million during the period, as well as $3.6 million adjustment to retained earnings associated with the adoption of CECL. The CECL adjustment related primarily to OBCEs. Additionally, common stock repurchase activity reduced shareholders’ equity in total by $3.9 million.

Liquidity and Capital Resources

Liquidity

Our primary sources of funds are business and consumer deposits, escrow and custodial deposits, brokered deposits, borrowings, principal and interest payments on loans, and proceeds from sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Company’s most liquid assets are in cash, short-term investments, including interest-bearing demand deposits, mortgage loans in process of securitization, loans held for sale, and warehouse lines of credit included in loans receivable. Taken together with its unused borrowing capacity of $3.1 billion described below, these totaled 54% of its $12.6 billion total assets at December 31, 2022. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $975.8 million and $(49.2) million for the years ended December 31, 2022 and 2021, respectively. Net cash provided by (used in) investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities, was $(2.9) billion and $(474.3) million for the years ended December 31, 2022 and 2021, respectively. Net cash provided by financing activities, which is comprised primarily of net change in deposits and proceeds from the issuances of preferred stock, was $1.1 billion and $1.4 billion for the years ended December 31, 2022 and 2021, respectively.

The company continues to have a significant borrowing capacity. At December 31, 2022, based on available collateral, we had $3.1 billion in available unused borrowing capacity with the FHLB and the Federal Reserve discount window. This compared to $2.4 billion at December 31, 2021. This liquidity enhances the ability to effectively manage interest expense and asset levels in the future. While the amounts available fluctuate daily, we also had an additional $500.0 million of borrowing capacity through our membership in the AFX as of December 31, 2022.

Certificates of deposit that are scheduled to mature in less than one year from December 31, 2022 totaled $3.0 billion. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances, the Federal Reserve discount window, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

At December 31, 2022, we had $3.5 billion in outstanding commitments to extend credit that are subject to credit risk and $4.5 billion in outstanding commitments subject to certain performance criteria and cancellation by the Company, including loans pending closing, unfunded construction draws, and unfunded lines of warehouse credit. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Additionally, the Company’s business model is designed to continuously sell a significant portion of its loans, which provides flexibility in managing its liquidity.

For more information about our loan commitments, unused lines of credit and standby letters of credit, see Note 25 of the Notes to our Consolidated Financial Statements.

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

Shareholders’ Equity. Shareholders’ equity was $1.5 billion as of December 31, 2022, compared to $1.2 billion as of December 31, 2021. The $304.3 million, or 26%, increase resulted primarily from the 8.25% Series D preferred stock offerings that raised $137.5 million in new capital, net of $5.0 million in offering costs, as well as net income of $219.7 million, which was partially offset by dividends paid on common and preferred shares of $38.1 million during the period, as well as $3.6 million adjustment to retained earnings associated with the adoption of CECL. The CECL adjustment related primarily to OBCEs. Additionally, common stock repurchase activity reduced shareholders’ equity in total by $3.9 million.

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

Dividends on the Series A Preferred Stock, to the extent declared by the Company’s board, are payable quarterly at an annual rate of $1.75 per share through March 31, 2024. After such date, quarterly dividends will accrue and be payable at a floating rate equal to three-month LIBOR plus a spread of 460.5 basis points per year. In the event that three-month LIBOR is less than zero, three-month LIBOR shall be deemed to be zero. The Company may redeem the Series A Preferred Stock at its option, subject to regulatory approval, on or after April 1, 2024, as described in the prospectus supplement relating to the offering filed with the SEC on March 22, 2019. The terms of the Series A Preferred Stock permit us to replace LIBOR with a substitute index once LIBOR is no longer considered an acceptable market index. However, because the Series A Preferred Stock is still in its fixed rate period, we have not transitioned to a substitute index and likely will not do so until closer to the end of the fixed rate period, allowing additional time for us to determine whether the Federal Reserve’s Secured Overnight Financing Rate (“SOFR”) or another index has become an acceptable market index and is appropriate.

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

8.25% Series D Preferred Stock. On September 27, 2022, the Company issued 5,200,000 depositary shares, each representing a 1/40th interest in a share of its 8.25% Fixed Rate Series D Non-Cumulative Perpetual Preferred Stock, without par value (the “Series D Preferred Stock”), and with a liquidation preference of $1,000.00 per share (equivalent to $25.00 per depositary share). The aggregate gross offering proceeds for the shares issued by the Company was $130.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $4.6 million paid to third parties, the Company received total net proceeds of $125.4 million. On September 30, 2022, the Company issued an additional 500,000 shares of Series D Preferred Stock to the underwriters related to their exercise of an option to purchase additional shares under the associated underwriting agreement, resulting in an additional $12.1 million in net proceeds, after deducting $0.4 million in underwriting discounts.

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

Common Shares/Dividends. As of December 31, 2022, the Company had 43,113,127 common shares issued and outstanding. The Board declared a quarterly dividend of $0.07 per share in each quarter of 2022. On November 17, 2021, the Company announced an increase in authorization for its stock repurchase program, up to $75,000,000 of common stock, expiring December 31, 2023. On April 29, 2022, the Company entered into a Rule 10b5-1 plan (the “10b5-1 Plan”) with a broker for the repurchase of shares of its common stock commencing on May 3, 2022. The following table summarizes our share repurchase authorizations and repurchase activity of our common stock through December 31, 2022:

sar
Year Ended
December 31,
2022
Remaining authorization at December 31, 2021	$75,000,000
Dollar value of shares repurchased	$3,935,333
Shares repurchased(1)	165,037
Average price paid per share	$23.85
Remaining authorization at December 31, 2022	$71,064,667

(1)	On November 17, 2021, the Company announced an increase in authorization for its stock repurchase program, up to $75,000,000 of common stock, expiring December 31, 2023. On April 29, 2022, the Company entered into a Rule 10b5-1 plan (the “10b5-1 Plan”) with a broker for the repurchase of shares of its common stock commencing on May 3, 2022. The details of this repurchase plan were provided in the Form 8-K filed by the Company on May 24, 2022.

The timing and actual number of additional shares repurchased will depend on a variety of factors, including cash requirements to meet the operating needs of the business, legal requirements, as well as the share price and economic and market conditions.

Capital Adequacy. The following tables present the Company’s capital ratios at December 31, 2022 and 2021.

			Minimum
			Amount Required		Minimum Amount
			for Adequately		To Be Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2022
Total capital(1) (to risk-weighted assets)
Company	$1,507,968	12.2%	$992,883	8.0%	$—	N/A %
Merchants Bank	1,427,738	11.7%	975,853	8.0%	1,219,817	10.0%
FMBI	34,769	11.3%	24,703	8.0%	30,878	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	1,452,456	11.7%	744,662	6.0%	—	N/A %
Merchants Bank	1,372,941	11.3%	731,890	6.0%	975,853	8.0%
FMBI	34,054	11.0%	18,527	6.0%	24,703	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	952,848	7.7%	558,497	4.5%	—	N/A %
Merchants Bank	1,372,941	11.3%	548,917	4.5%	792,881	6.5%
FMBI	34,054	11.0%	13,895	4.5%	20,071	6.5%
Tier I capital(1) (to average assets)
Company	1,452,456	11.7%	497,604	4.0%	—	N/A %
Merchants Bank	1,372,941	11.3%	487,511	4.0%	609,389	5.0%
FMBI	34,054	10.7%	12,702	4.0%	15,878	5.0%

(1)	As defined by regulatory agencies.

			Minimum
			Amount Required
			for Adequately
	Actual		Capitalized(1)
	Amount	Ratio	Amount	Ratio

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

At September 30, 2022 the Company’s total assets exceeded $10 billion, off-balance sheets exposures exceeded 25% of total assets, and the allowable grace periods under the CBLR rules expired. Accordingly, the Company has been reporting fully phased-in Basel III risk-based capital ratios since September 30, 2022.

Quantitative measures established by regulation to ensure capital adequacy require the Company, Merchants Bank, and FMBI to maintain minimum amounts and ratios. Management believes, as of December 31, 2022 and December 31, 2021, that the Company, Merchants Bank, and FMBI met all capital adequacy requirements to which they were subject.

As of December 31, 2022 and December 31, 2021, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank and FMBI as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s, Merchants Bank’s, or FMBI’s category.

Contractual obligations

The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities as of December 31, 2022. The payment amounts represent those amounts contractually due to the recipients.

	Payments Due by Period
				Three to	More
		Less Than	One to Three	Five	than
(Dollars in thousands)	Total	One Year	Years	Years	Five Years

Deposits without a stated maturity	$7,082,056	$7,082,056	$—	$—	$—
Time deposits	2,989,289	2,958,036	29,441	1,812	—
Borrowings	930,392	775,342	78,659	435	75,956
Operating lease obligations	13,049	2,181	4,202	3,764	2,902
Total	$11,014,786	$10,817,615	$112,302	$6,011	$78,858

Also see Note 10: Leases, Note 13: Deposits, Note 14: Borrowings, and Note 25: Commitments, Credit Risk, and Contingencies of our consolidated financial statements as of December 31, 2022.

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

The following represent our critical accounting policies:

ACL-Loans. The Company adopted CECL on January 1, 2022. CECL replaces the previous “Allowance for Loan and Lease Losses” standard for measuring credit losses. Upon adoption of CECL, the difference in the two measurements was recorded in the ACL-Loans and retained earnings.

The ACL-Loans is the Company’s estimate of expected credit losses on loans. Loans receivable is presented net of the allowance to reflect the principal balance expected to be collected over the contractual term of the loans. This life of loan allowance is established through a provision for credit losses charged to net interest income as loans are recorded in the financial statements. The provision for a reporting period also reflects increases or decreases in the allowance related to changes in credit loss expectations. Actual credit losses are charged against the allowance when management believes the uncollectability of a loan balance, or a portion thereof, is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The ACL-Loans is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans considering relevant available information from internal and external sources, including historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance also incorporates reasonable and supportable forecasts. There have been no changes to the credit quality components used to assess risk during the year ended December 31, 2022. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The level of the ACL is believed to be adequate to absorb innate expected future losses in the loan portfolio as of the measurement date.

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

Additional information regarding ACL-Loans estimates can be found in Note 1: Nature of Operations and Summary of Significant Accounting Policies and Note 5: Loans and Allowance for Credit Losses on Loans.

Servicing Rights. Servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets. Servicing rights resulting from the sale or securitization of loans originated by us are initially measured at fair value at the date of transfer. We have elected to initially and subsequently measure the servicing rights for mortgage loans using the fair value method. Under the fair value method, the servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.

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

Recently Issued Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2022, see Note 28 of our Consolidated Financial Statements “Recent Accounting Pronouncements.”

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

The following table presents NII at Risk for Merchants Bank as of December 31, 2022, 2021, and 2020:

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
December 31, 2022:
Dollar change	$(96,861)	$(48,581)	$37,232	$74,094
Percent change	(23.8)%	(11.9)%	9.2%	18.2%

December 31, 2021:
Dollar change	$(13,810)	$(17,991)	$21,895	$65,010
Percent change	(4.9)%	(6.3)%	7.7%	22.9%

December 31, 2020:
Dollar change	$(11,899)	$(10,651)	$21,027	$50,305
Percent change	(4.5)%	(4.0)%	8.0%	19.1%

Our interest rate risk management policy limits the change in our net interest income to 20% for a +/- 100 basis point move in interest rates, and 30% for a +/- 200 basis point move in rates. At the years ended December 31, 2022, 2021 and 2020 we estimated that we are within policy limits set by our board of directors for the −200, −100, +100, and +200 basis point scenarios.

The EVE results for Merchants Bank included in the following table reflect the analysis used quarterly by management. It models immediate −200, −100, +100, and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
December 31, 2022:
Dollar change	$22,855	$11,640	$(10,925)	$(26,385)
Percent change	1.6%	0.8%	(0.8)%	(1.9)%

December 31, 2021:
Dollar change	$3,703	$42,983	$(6,817)	$(6,288)
Percent change	0.3%	4.0%	(0.6)%	(0.6)%

December 31, 2020:
Dollar change	$100,236	$113,045	$(20,958)	$(27,259)
Percent change	12.8%	14.4%	(2.7)%	(3.5)%

Our interest rate risk management policy limits the change in our EVE to 15% for a +/- 100 basis point move in interest rates, and 20% for a +/- 200 basis point move in rates. We are within policy limits set by our board of directors for the −200, −100, +100, and +200 basis point scenarios. The EVE reported at December 31, 2022 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

Merchants Bancorp

Carmel, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Merchants Bancorp (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 31, 2022, expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses effective January 1, 2022 due to the adoption of Accounting Standards Topic 326: Financial Instruments – Credit Losses. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses effective January 1, 2022 due to the adoption of Accounting Standards Topic 326: Financial Instruments – Credit Losses. The Company’s loan portfolio totaled $7.5 billion as of December 31, 2022 and the associated allowance for credit losses on loans was $44.0 million. The Company’s commitments subject to credit risk on unfunded loan commitments totaled $3.5 billion, with an associated allowance for credit loss of $7.8 million. Together these amounts represent the allowances for credit losses (“ACL”). As discussed in Notes 1 and 5 to the consolidated financial statements, the allowance for credit losses related to loans is a contra-asset valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. As discussed in Notes 1 and 25 to the consolidated financial statements, the allowance for credit losses related to unfunded commitments is a liability account and is included in other liabilities. The amount of each allowance account represented management’s best estimate of current expected credit losses on these financial instruments considering all relevant available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument.

In calculating the allowance for credit losses, loans were segmented into pools based upon similar risk characteristics. For each loan pool, management measured expected credit losses over the life of each loan utilizing either a remaining life or a discounted cash flow (DCF) model. The remaining life method primarily utilized Company or peer group historical loss rates applied to the estimated remaining life of each pool. The DCF model primarily measures probability of default (“PD”) and loss given default (“LGD”) with PD and LGD estimated by analyzing internally sourced data or peer group data related to historical performance of each loan pool over a complete economic cycle. The models were adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period. After the reasonable and supportable forecast period, the forecasted macroeconomic variables were reverted to their historical mean utilizing a rational, systematic basis.

In some cases, management determined that an individual loan exhibited unique risk characteristics which differentiated the loan from other loans with the identified loan pools. In such cases the loans were evaluated for expected credit losses on an individual basis and excluded from the collective evaluation.

Management qualitatively adjusted model results for risk factors that were not considered within the modeling processes but were deemed relevant in assessing the expected credit losses within the loan pools. These qualitative factor adjustments modified management’s estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk.

Auditing management’s estimate of the ACL involved a high degree of subjectivity due to the nature of the qualitative factor adjustments included in the allowances for credit losses and complexity due to the implementation of the remaining life and DCF models. Management’s identification and measurement of the qualitative factor adjustments is highly judgmental and could have a significant effect on the ACL.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this CAM included:

●	Obtained an understanding of the Company’s process for establishing the ACL, including the implementation of models and the qualitative factor adjustments of the ACL
●	Evaluated and tested the design and operating effectiveness of related controls, including information system controls, over the reliability and accuracy of data used to calculate and estimate the various components of the ACL including:
o	Loan data completeness and accuracy
o	Grouping of loans by segment and methodology selection
o	Model inputs utilized including PD, LGD, remaining life and prepayment speed

o	Peer groups utilized
o	Approval of model assumptions selected
o	Establishment of qualitative factors
o	Individually evaluated loans
●	Tested the mathematical accuracy of the calculation of the ACL
●	Performed reviews of individual credit files to assess the identification of loans to be individually evaluated in the allowance for credit losses calculation
●	Reviewed the results of external loan reviews to assess the identification of loans to be individually evaluated in the allowance for credit losses calculation
●	Tested the completeness and accuracy, including the evaluation of the relevance and reliability, of inputs utilized in the calculation of the ACL
●	Evaluated the qualitative adjustments to the ACL including assessing the basis for adjustments and the reasonableness of the significant assumptions
●	Tested the reasonableness of specific reserves on individually evaluated loans
●	Evaluated credit quality trends in delinquencies, non-accruals, charge-offs and loan risk ratings
●	Evaluated the overall reasonableness of the ACL and evaluated trends identified within pee groups
●	Tested estimated utilization rate of unfunded loan commitments

/s/ FORVIS, LLP (Formerly, BKD, LLP)

FORVIS, LLP

We have served as the Company’s auditor since 2014.

Indianapolis, Indiana

March 16, 2023

Merchants Bancorp

Consolidated Balance Sheets

December 31, 2022 and 2021

(In thousands, except share data)

	December 31,	December 31,
	2022	2021
Assets
Cash and due from banks	$22,170	$14,030
Interest-earning demand accounts	203,994	1,018,584
Cash and cash equivalents	226,164	1,032,614
Securities purchased under agreements to resell	3,464	5,888
Mortgage loans in process of securitization	154,194	569,239
Securities available for sale	323,337	310,629
Securities held to maturity (includes $1,118,966 and $0 at fair value, respectively)	1,119,078	—
Federal Home Loan Bank (FHLB) stock	39,130	29,588
Loans held for sale (includes $82,192 and $48,583 at fair value, respectively)	2,910,576	3,303,199
Loans receivable, net of allowance for credit losses on loans of $44,014 and $31,344, respectively	7,426,858	5,751,319
Premises and equipment, net	35,438	31,212
Servicing rights	146,248	110,348
Interest receivable	56,262	24,103
Goodwill	15,845	15,845
Intangible assets, net	1,186	1,707
Other assets and receivables	157,447	92,947
Total assets	$12,615,227	$11,278,638
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$326,875	$641,442
Interest-bearing	9,744,470	8,341,171
Total deposits	10,071,345	8,982,613
Borrowings	930,392	1,033,954
Deferred and current tax liabilities, net	19,613	19,170
Other liabilities	134,138	87,492
Total liabilities	11,155,488	10,123,229
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value(1)
Authorized - 75,000,000 shares at December 31, 2022 and 50,000,000 shares at December 31, 2021
Issued and outstanding - 43,113,127 shares at December 31, 2022 and 43,180,079 shares at December 31, 2021	137,781	137,565
Preferred stock, without par value - 5,000,000 total shares authorized
7% Series A Preferred stock - $25 per share liquidation preference
Authorized - 3,500,000 shares
Issued and outstanding - 2,081,800 shares	50,221	50,221
6% Series B Preferred stock - $1,000 per share liquidation preference
Authorized - 125,000 shares
Issued and outstanding - 125,000 shares (equivalent to 5,000,000 depositary shares)	120,844	120,844
6% Series C Preferred stock - $1,000 per share liquidation preference
Authorized - 200,000 shares
Issued and outstanding - 196,181 shares (equivalent to 7,847,233 depositary shares)	191,084	191,084
8.25% Series D Preferred stock - $1,000 per share liquidation preference
Authorized - 300,000 shares
Issued and outstanding - 142,500 shares at December 31, 2022 (equivalent to 5,700,000 depositary shares)	137,459	—
Retained earnings	832,871	657,149
Accumulated other comprehensive loss	(10,521)	(1,454)
Total shareholders' equity	1,459,739	1,155,409
Total liabilities and shareholders' equity	$12,615,227	$11,278,638

(1)	The number of shares have been restated to reflect the 3-for-2 common stock split, effective on January 17, 2022.

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Income

Years Ended December 31, 2022, 2021 and 2020

(In thousands, except share data)

	Year Ended
	December 31,
	2022	2021	2020
Interest Income
Loans	$451,973	$293,830	$263,915
Mortgage loans in process of securitization	8,407	12,746	11,122
Investment securities:
Available for sale - taxable	2,807	3,309	3,147
Available for sale - tax exempt	—	41	123
Held to maturity	12,382	—	—
Federal Home Loan Bank stock	1,220	1,143	1,558
Other	4,044	817	2,925
Total interest income	480,833	311,886	282,790
Interest Expense
Deposits	149,645	28,256	52,238
Borrowed funds	12,637	5,636	6,406
Total interest expense	162,282	33,892	58,644
Net Interest Income	318,551	277,994	224,146
Provision for credit losses	17,295	5,012	11,838
Net Interest Income After Provision for Credit Losses	301,256	272,982	212,308
Noninterest Income
Gain on sale of loans	64,150	111,185	96,578
Loan servicing fees, net	30,198	16,373	(1,801)
Mortgage warehouse fees	5,394	12,396	20,980
Gains on sale of investments available for sale (includes $0, $191 and $441, respectively, related to accumulated other comprehensive earnings reclassifications)	—	191	441
Syndication and asset management fees	9,493	6,507	1,248
Other income	16,701	10,681	10,027
Total noninterest income	125,936	157,333	127,473
Noninterest Expense
Salaries and employee benefits	89,085	85,727	59,200
Loan expenses	4,703	7,657	9,085
Occupancy and equipment	8,169	7,365	5,733
Professional fees	9,065	5,427	3,664
Deposit insurance expense	3,463	2,691	5,800
Technology expense	5,282	4,200	3,061
Other expense	16,283	12,318	9,881
Total noninterest expense	136,050	125,385	96,424
Income Before Income Taxes	291,142	304,930	243,357
Provision for income taxes (includes $0, $46 and $97, respectively, related to income tax expense for reclassification items)	71,421	77,826	62,824
Net Income	$219,721	$227,104	$180,533
Dividends on preferred stock	(25,983)	(20,873)	(14,473)
Net Income Allocated to Common Shareholders	193,738	206,231	166,060
Basic Earnings Per Share(1)	$4.49	$4.78	$3.85
Diluted Earnings Per Share(1)	$4.47	$4.76	$3.85
Weighted-Average Shares Outstanding(1)
Basic	43,164,477	43,172,078	43,113,741
Diluted	43,316,904	43,325,303	43,167,113

(1)	The number of shares and per share amounts have been restated to reflect the 3-for-2 common stock split, effective on January 17, 2022.

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2022, 2021 and 2020

(In thousands)

	Year Ended
	December 31,
	2022	2021	2020
Net Income	$219,721	$227,104	$180,533
Other Comprehensive Loss:
Net change in unrealized gains/(losses) on investment securities available for sale, net of tax (expense)/benefits of $3,022, $566 and $(81), respectively	(9,067)	(1,683)	260
Less: Reclassification adjustment for gains included in net income, net of tax expense of $0, $(46) and $(97), respectively	—	145	344
Other comprehensive loss for the period	(9,067)	(1,828)	(84)
Comprehensive Income	$210,654	$225,276	$180,449

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2022, 2021 and 2020

(In thousands, except share data)

	Year Ended
	December 31,
	2022		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance beginning of period(1)	43,180,079	$137,565	43,120,625	$135,857	43,059,657	$135,640
Treasury shares constructively retired	-	-	-	-	(22,500)	(150)
Repurchase of common stock	(165,037)	(1,761)	-	-	-	-
Cash paid in lieu of fractional shares for stock split	(29)	(1)	-	-	-	-
Distribution to employee stock ownership plan	20,709	653	29,149	537	-	-
Shares issued for stock compensation plans, net of taxes withheld to satisfy tax obligations	77,405	1,325	30,305	1,171	83,468	367
Balance end of period	43,113,127	137,781	43,180,079	137,565	43,120,625	135,857

8% Preferred Stock
Balance beginning of period	-	-	41,625	41,581	41,625	41,581
Redemption of 8% preferred stock	-	-	(41,625)	(41,581)	-	-
Balance end of period	-	-	-	-	41,625	41,581

7% Series A Preferred Stock
Balance at beginning and end of period	2,081,800	50,221	2,081,800	50,221	2,081,800	50,221

6% Series B Preferred Stock
Balance at beginning and end of period	125,000	120,844	125,000	120,844	125,000	120,844

6% Series C Preferred Stock
Balance beginning of period	196,181	191,084	-	-	-	-
Issuance of 6% Series C preferred stock, net of $5.1 million in offering expenses	-	-	150,000	144,926	-	-
Private issuance of 6% Series C preferred stock, net of $23 in offering expenses	-	-	46,181	46,158	-	-
Balance end of period	196,181	191,084	196,181	191,084	-	-

8.25% Series D Preferred Stock
Balance beginning of period	-	-	-	-	-	-
Issuance of 8.25% Series D preferred stock, net of $5.0 million in offering expenses	142,500	137,459	-	-	-	-
Balance end of period	142,500	137,459	-	-	-	-

Retained Earnings
Balance beginning of period		657,149		461,744		304,984
Net income		219,721		227,104		180,533
Treasury shares constructively retired		-		-		(102)
Impact from adoption of ASU 2016-13 (Credit Losses)		(3,648)		-		-
Impact from adoption of ASU 2016-02 (Leases)		(110)		-		-
Dividends on 8% preferred stock, $80.00 per share, annually		-		(833)		(3,330)
Final dividend for redemption of 8% preferred stock, $3.33 per share		-		(139)		-
Dividends on 7% Series A preferred stock, $1.75 per share, annually		(3,643)		(3,643)		(3,643)
Dividends on 6% Series B preferred stock, $60.00 per share, annually		(7,500)		(7,500)		(7,500)
Dividends on 6% Series C preferred stock, $60.00 per share, annually		(11,772)		(8,758)		-
Dividends on 8.25% Series D preferred stock, $82.50 per share, annually		(3,068)		-		-
Dividends on common stock, $0.28 per share, annually in 2022 and $0.24 per share, annually in 2021, and $0.21 per share, annually in 2020		(12,084)		(10,362)		(9,198)
Deconsolidation of entities		-		(419)		-
Redemption of 8% preferred stock		-		(45)		-
Repurchase of common stock		(2,174)		-		-
Balance end of period		832,871		657,149		461,744

Accumulated Other Comprehensive Income (Loss)
Balance beginning of period		(1,454)		374		458
Other comprehensive loss		(9,067)		(1,828)		(84)
Balance end of period		(10,521)		(1,454)		374

Total shareholders' equity		$1,459,739		$1,155,409		$810,621

(1)	The number of shares have been restated to reflect the 3-for-2 common stock split, effective on January 17, 2022.

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Cash Flows

Years Ended December 31, 2022, 2021 and 2020

(In thousands)

	Year Ended
	December 31,
	2022	2021	2020
Operating activities:
Net income	$219,721	$227,104	$180,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,485	2,191	1,896
Provision for credit losses	17,295	5,012	11,838
Deferred income tax, net	4,731	5,310	(692)
Gain on sale of securities	—	(191)	(441)
Gain on sale of loans	(64,150)	(111,185)	(96,578)
Proceeds from sales of loans	25,773,056	61,231,720	83,788,217
Loans and participations originated and purchased for sale	(25,342,944)	(61,182,161)	(84,692,696)
Purchases of low-income housing tax credits for sale	(39,699)	(9,605)	—
Proceeds from sale of low-income housing tax credits	13,604	7,009	—
Change in servicing rights for paydowns and fair value adjustments	(8,776)	4,296	13,672
Net change in:
Mortgage loans in process of securitization	415,045	(230,506)	(68,842)
Other assets and receivables	(37,264)	(6,616)	(16,415)
Other liabilities	20,778	3,823	2,408
Other	1,892	4,583	2,212
Net cash provided by (used in) operating activities	975,774	(49,216)	(874,888)
Investing activities:
Net change in securities purchased under agreements to resell	2,424	692	143
Purchases of securities available for sale	(51,197)	(221,191)	(596,839)
Purchases of securities held to maturity	(1,252,793)	—	—
Proceeds from the sale of securities available for sale	11,379	38,566	4,347
Proceeds from calls, maturities and paydowns of securities available for sale	13,988	138,013	612,612
Proceeds from calls, maturities and paydowns of securities held to maturity	133,715	—	—
Purchases of loans	(551,091)	(369,148)	(385,820)
Net change in loans receivable	(1,929,569)	(349,887)	(2,119,214)
Proceeds from loans held for sale previously classified as loans receivable	788,848	262,086	—
Purchase of FHLB stock	(10,326)	(3,932)	(50,854)
Proceeds from sale of FHLB stock	784	45,000	567
Purchases of premises and equipment	(6,761)	(3,645)	(3,623)
Purchases of servicing rights	(2,057)	—	—
Proceeds from sale of servicing rights	—	438	—
Purchase of limited partnership interests	(14,590)	(11,194)	(4,181)
Proceeds from sale of limited partnership interests	—	—	10,651
Cash paid in deconsolidation of subsidiary	—	(464)	—
Other investing activities	4,395	404	(17)
Net cash used in investing activities	(2,862,851)	(474,262)	(2,532,228)
Financing activities:
Net change in deposits	1,088,732	1,572,442	1,929,991
Proceeds from borrowings	65,777,538	31,471,236	61,088,465
Repayment of borrowings	(65,885,100)	(31,787,578)	(59,924,409)
Proceeds from notes payable	4,000	2,040	2,760
Payments of contingent consideration	—	—	(501)
Proceeds from issuance of preferred stock	137,459	191,084	—
Repurchase of preferred stock	—	(41,625)	—
Repurchase of common stock	(3,935)	—	—
Dividends	(38,067)	(31,235)	(23,671)
Other financing activities	—	—	7,500
Net cash provided by financing activities	1,080,627	1,376,364	3,080,135
Net Change in Cash and Cash Equivalents	(806,450)	852,886	(326,981)
Cash and Cash Equivalents, Beginning of Period	1,032,614	179,728	506,709
Cash and Cash Equivalents, End of Period	$226,164	$1,032,614	$179,728
Additional Cash Flows Information:
Interest paid	$140,365	$33,900	$69,106
Income taxes paid, net of refunds	66,508	78,758	57,322
ROU assets obtained in exchange for new operating lease liabilities	5,535	—	—
Transfer of loans from loans receivable to loans held for sale	788,849	194,055	—
Redemption of common shares related to sale of limited partnership interests	—	—	(150)
Payable for servicing rights	—	2,057	—
Payable for limited partnership interests	—	34,808	9,115
Deconsolidation of debt fund entities	—	See Note 1	—

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

Merchants Bank operates under an Indiana state bank charter and provides full banking services. As a state bank and non-Federal Reserve member, it is subject to the regulation of the Indiana Department of Financial Institutions (“IDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). The Company is further subject to regulations of the Board of Governors of the Federal Reserve System (“Federal Reserve”) governing bank holding companies. Merchants Bank operates from six locations in Indiana, including Lynn, Spartanburg, Richmond, Carmel and Indianapolis. Merchants Bank generates multi-family, commercial, mortgage and consumer loans and receives deposits from customers located primarily in Hamilton, Marion, Wayne, Randolph and surrounding counties in Indiana. Merchants Bank’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Merchants Bank’s Mortgage Warehousing segment funds and participates in single-family and multi-family, agency eligible loans across the nation.

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

Principles of Consolidation

The consolidated financial statements as of and for the years ended December 31, 2022 and 2021 include results from the Company, and its wholly owned subsidiaries, Merchants Bank, FMBI and MAM. Also included are Merchants Bank’s primary operating subsidiaries, MCC, MCS and MCI, as well as all direct and indirectly owned subsidiaries owned by Merchants Bancorp.

During 2022, Merchants Foundation, Inc., a nonprofit corporation, was incorporated and its results are consolidated with the Company’s consolidated financial statements as of December 31, 2022.

In addition, when the Company makes an equity investment in or has a relationship with an entity for which it holds a variable interest, it is evaluated for consolidation requirements under Accounting Standards Update of Topic 810. Accordingly, the entity is assessed for potential consolidation under the variable interest entity (“VIE”) model and would only consolidate those entities for which it is a primary beneficiary. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the entity, and an interest that could be significant to the entity. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size and form of our involvement with the entity are evaluated. Alternatively, under the voting interest model, it would only consolidate those entities for which it has a controlling interest. Because the variable interest investments held by the Company as of December 31, 2022 are not deemed to be primary beneficiaries or controlling interests, the entities are not consolidated and the equity method or proportional method of accounting has been applied. The Company will analyze whether its entities are the primary beneficiary on an ongoing basis. Changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment. See Note 12: Variable Interest Entities (VIEs) for additional information about VIEs.

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

Following the deconsolidation, the carrying value of assets and liabilities of these entities were removed from the consolidated balance sheet, and the continuing investments were recorded at fair value at the date of deconsolidation. The total amount deconsolidated from the balance sheet included net assets of approximately $10 million, consisting primarily of $66.6 million in loans receivable, and $52.7 million in borrowings with Merchants Bank that was previously eliminated in consolidation. The fair value of its continuing investments was approximately $10 million on the deconsolidation date and has been reported in Other Assets after deconsolidation. The estimated fair value was determined based on third-party evaluations of similar assets in the underlying business. The difference between the fair value of these deconsolidated entities and their carrying value was deemed to be immaterial, resulting in no gain or loss on deconsolidation. These continuing investments after deconsolidation are classified as variable interest entities, have not been consolidated, and are accounted for under the equity method of accounting. See Note 12: Variable Interest Entities (VIEs) for additional information about VIEs.

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

Significant Accounting Changes Adopted in 2022

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

CECL replaces the previous "allowance for loan and lease losses" model for measuring credit losses, which encompassed allowances for current known and inherent losses within the portfolio, with an "expected loss" model for measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the included assets. The new CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures based on historical experiences, current conditions, and reasonable and supportable forecasts. CECL also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as credit quality and underwriting standards of an organization's portfolio. In addition, CECL includes certain changes to the accounting for investment securities available for sale and held to maturity depending on whether management intends to sell the securities or believes that it is more likely than not they will be required to sell.

As of adoption date on January 1, 2022, the Company recorded a $3.6 million decrease, net of taxes, to retained earnings for the cumulative effect of adopting CECL. The transition adjustment included a $0.3 million increase to

Merchants Bancorp

Notes to Consolidated Financial Statements

retained earnings related to allowance for credit losses on loans (“ACL-Loans”) and a $5.2 million decrease to retained earnings related to allowance for off-balance sheet credit exposures (“ACL-OBCEs”). The following table summarizes the impact of the adoption of CECL on the Company’s balance sheet as of January 1, 2022.

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

ACL-Loans - the ACL-Loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on loans over the contractual term. Loans are charged off against the allowance when the uncollectibility of the loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. Adjustments to the ACL-Loans are reported in the income statement as a provision for credit loss. Further information regarding the policies and methodology used to estimate the ACL-Loans is detailed in Note 5: Loans and Allowance for credit losses on loans of these Notes to Consolidated Condensed Financial Statements.

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

As part of the adoption process, management performed an assessment to confirm there were no perceived credit losses on securities that would require an allowance to be established in accordance with the new standard. Because the majority of securities had been in U.S. Treasuries and government-entity agency securities, there was no perceived credit risks and no allowance was recorded upon adoption. Under CECL, securities held to maturity generally require an allowance for lifetime expected credit losses when the security is purchased. The Company had no securities held to maturity at the time it adopted CECL.

The Company adopted CECL using the modified retrospective method for loans and OBCEs. Therefore, results for reporting periods beginning after January 1, 2022 are presented in accordance with CECL, while prior period amounts continue to be reported in accordance with previously applicable Generally Accepted Accounting Principles (“GAAP”).

Merchants Bancorp

Notes to Consolidated Financial Statements

Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of cash amounts due from depository institutions, interest-bearing deposits in other banks, money market accounts, and federal funds sold.

At December 31, 2022, the Company’s cash accounts exceeded federally insured limits by approximately $208.4 million. Included in this amount is approximately $185.6 million with the Federal Reserve and $3.6 million with the Federal Home Loan Bank of Indianapolis (“FHLBI”), and $150,000 with the Federal Home Loan Bank of Chicago (“FHLBC”).

At December 31, 2021, the Company’s cash accounts exceeded federally insured limits by approximately $1.0 billion. Included in this amount is approximately $1.0 billion with the Federal Reserve and $3.7 million with the FHLBI, and $51,000 with the FHLBC.

Securities purchased under agreements to resell

Securities purchased pursuant to a simultaneous agreement Reverse Repurchase Agreement (“RRA”) to resell the same securities at a specified price and date generally have maturity dates of 90 days or less and are carried at cost. Every 90 days the RRAs rollover.

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

Investment Securities

Securities held to maturity are carried at amortized cost when the Company has the positive intent and ability to hold to maturity. Securities not classified as held to maturity or trading are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Regular assessments are performed on securities available for sale to confirm there are no perceived credit losses that would require an allowance for credit losses to be established in accordance with CECL. Securities held to maturity generally require an allowance for lifetime expected credit losses when the security is purchased. Management considers several factors when making such estimates, including issuer bond ratings, historical loss rates for given bond ratings, the financial condition of the issuer, and whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, among others.

For securities available for sale with an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit-related is recognized in AOCI, net of tax. Credit-related impairment is recognized as an ACL for securities available for sale on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Accrued interest receivable is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company expects, or is required, to sell an impaired available for sale security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation.

Merchants Bancorp

Notes to Consolidated Financial Statements

Prior to the adoption of CECL, unrealized losses on securities were evaluated to determine if there was any other-than-temporary impairment. These unrealized losses were not recognized into income because the Company had the intent and ability to hold the securities for the foreseeable future and the decline in fair value was primarily due to increased market rates. The fair value was expected to recover as the securities approached their maturity dates.

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

Other mortgage loans originated and intended for sale in the secondary market, for which the fair value option has been elected, are carried at fair value at each balance sheet date. The Company believes that the fair value is the best indicator of the resolution of these loans. The difference between the cost and fair value was not material at December 31, 2022.

For all loans held for sale, interest earned from the time of funding to the time of sale is accrued and recognized as interest income. Gains and losses on loan sales are recorded in noninterest income.

The gain on sale of loans in the income statement may include placement and origination fees, capitalized servicing rights, trading gains and losses and other related income or expense.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances, adjusted for unearned income, charge-offs, the ACL-Loans, any unamortized deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance.

The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest separately from the related loan balance in the consolidated balance sheets. Accrued interest on loans totaled $35.0 million and $15.4 million at December 31, 2022 and December 31, 2021, respectively.

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

When cash payments for accrued interest are received on nonaccrual loans in each loan class, the Company records a reduction in principal on the balance of the loan. Troubled debt restructured loans recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms.

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

The ACL-Loans is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans considering relevant available information from internal and external sources, including historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance also incorporates reasonable and supportable forecasts. There have been no changes to the credit quality components used to assess risk during the year ended December 31, 2022. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The level of the ACL is believed to be adequate to absorb innate expected future losses in the loan portfolio as of the measurement date.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

To calculate the allowance for expected credit losses on loans risk graded pass through special mention, the loan portfolio is segmented into 15 segments comprised of loans with similar risk characteristics.

Loan Portfolio Segment	ACL-Loans Methodology

Ag loans	Remaining Life Method
Ag real estate loans	Remaining Life Method
Commercial loans	Discounted Cash Flow
Commercial real estate loans	Discounted Cash Flow
Single-family commercial lines of credit	Discounted Cash Flow
Consumer and margin loans	Remaining Life Method
HELOC loans	Discounted Cash Flow
Multi-family healthcare loans	Discounted Cash Flow
Multi-family non-management loans	Discounted Cash Flow
Multi-family construction loans	Discounted Cash Flow
Multi-family loans	Discounted Cash Flow
Residential real estate loans	Discounted Cash Flow
SBA commercial loans	Discounted Cash Flow
SBA real estate commercial loans	Discounted Cash Flow
Single-family and multi-family warehouse lines of credit	Remaining Life Method

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

The Company adopted CECL on January 1, 2022 and the impact at adoption is described above under the heading "Significant Accounting Changes Adopted In 2022." CECL replaces the allowance for loan losses that used the incurred loss impairment methodology prior to adoption.

Merchants Bancorp

Notes to Consolidated Financial Statements

ACL-OBCE’s

The allowance for credit losses on off-balance sheet credit exposures is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur, and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management’s best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. The allowance for off-balance sheet credit exposures is adjusted through the income statement as a component of provision for credit loss. The Company adopted CECL on January 1, 2022 and the impact at adoption is described above under the heading "Significant Accounting Changes Adopted In 2022."

ACL-Guarantees

The allowance for credit losses on guarantees (“ACL-Guarantees”) is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a reimbursement and security agreement with Freddie Mac. This agreement was associated with the Company’s May 2022 securitization arrangement. The Company agreed to reimburse Freddie Mac for a first loss position in the underlying loan portfolio, not to exceed 12% of the unpaid principal amount of the loans comprising the securitization pool at settlement. An initial ACL – Guarantee of $1.2 million was established. For the period of exposure, the estimate of expected credit losses considers both the likelihood that losses will occur and the amount of losses over the estimated remaining life of the guarantee. The likelihood and expected losses are based on historical loan loss experience from peers, as well as from similar loans in our ACL-Loans, for each class of loans. The amount of the allowance represents management’s best estimate of expected credit losses over the contractual life of the commitment. The ACL - Guarantees is adjusted through the income statement as a component of provision for credit loss. Also see Note 5 - Loans and Allowance for Credit Losses on Loans for a description of the transaction with Freddie Mac.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.

The estimated useful lives for premises and equipment are as follows:

Buildings	7 to 40	years
Leasehold improvements	2 to 11	years
Software and intangible assets	5 to 10	years
Furniture, fixtures and equipment	3 to 15	years
Vehicles	5	years

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

Leases

The Company has operating leases for various locations with terms ranging from two to eleven years. Operating leases are included in Other Assets and Other Liabilities on the Consolidated Balance Sheets and lease expense for lease payments is recognized on a straight-line basis over the lease term. Right of Use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the term. An ROU asset represents the right to use the underlying asset for the lease term and also includes any direct costs and payments made

Merchants Bancorp

Notes to Consolidated Financial Statements

prior to lease commencement and excludes lease incentives. When an implicit rate is not available, an incremental borrowing rate based on the information available at commencement date is used in determining the present value of the lease payments. The Company elected not to separate non-lease components from lease components for its operating leases. A lease term may include an option to extend or terminate the lease when it is reasonably certain the option will be exercised. Renewal and termination options are considered when determining short-term leases. Leases are accounted for at the individual level.

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

Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model is from an independent third party and it incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, prepayment penalties, and default rates and losses. These variables change from quarter to quarter as market conditions and projected interest rates change, and any change in fair values is recorded to noninterest income.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Investment in Low-Income Housing Tax Credit Limited Partnerships

The Company has elected to account for its investment in affordable housing tax credit limited partnerships using the proportional amortization method described in FASB ASU 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Low-Income Housing Tax Credit Projects (A Consensus of the FASB Emerging Issues Task Force).” Under the proportional amortization method, an investor amortizes the initial cost of the investment to income tax expense in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The investment in the limited partnerships is included in other assets in the consolidated balance sheets. During the years ended December 31, 2022, 2021 and 2020, the Company sold some of these assets to a fund in which it is a general partner and in some cases holds a minority interest in the limited partnership.

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

The Company recognizes interest and penalties, if any, as other noninterest expense.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

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

Derivative Financial Instruments

The Company occasionally enters into derivative financial instruments as part of its interest rate risk management strategies. These derivative financial instruments consist primarily of interest rate locks, forward sale commitments and interest rate swaps. These derivative instruments are recorded on the Consolidated Balance Sheets, as either an asset or liability, at their fair value. Changes in fair value are recognized in noninterest income on the Consolidated Statements of Income. The Company also offers interest rate swaps to some customers through a third-party dealer. These derivatives generally work together as an economic interest rate hedge, but the Company does not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability are recorded as either a charge or credit to current earnings during the period in which the changes occurred, typically resulting in no net earnings impact.

Reclassifications

Certain reclassifications may have been made to the 2021 and 2020 financial statements to conform to the financial statement presentation as of and for the year ended December 31, 2022. These reclassifications had no effect on net income.

Merchants Bancorp

Notes to Consolidated Financial Statements

Note 2: Restriction on Cash and Due From Banks

On March 26, 2020, the Federal Reserve reduced all banks’ reserve requirements to 0%. The effective reserve requirement has remained at 0% as of December 31, 2022 and 2021.

Note 3: Investment Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities available for sale and held to maturity were as follows:

	December 31, 2022
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available for sale:
Treasury notes	$37,234	$1	$955	$36,280
Federal agencies	284,986	—	13,096	271,890
Mortgage-backed - Government-sponsored entity (GSE)	15,167	7	7	15,167
Total securities available for sale	$337,387	$8	$14,058	$323,337
Securities held to maturity:
Mortgage-backed - Non-GSE multi-family	$871,772	$12	$—	$871,784
Mortgage-backed - Non-GSE residential	247,306	—	124	247,182
Total securities held to maturity	$1,119,078	$12	$124	$1,118,966

	December 31, 2021
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available for sale:
Treasury notes	$8,232	$4	$27	$8,209
Federal agencies	264,970	—	1,675	263,295
Municipals	4,300	—	—	4,300
Mortgage-backed - Government-sponsored entity (GSE)	18,664	32	336	18,360
Mortgage-backed - Non-GSE multi-family	16,424	41	—	16,465
Total securities available for sale	$312,590	$77	$2,038	$310,629

The Company did not have any securities held to maturity prior to December 31, 2022.

At December 31, 2022 and 2021, GSE mortgage-backed securities included in the tables above are primarily backed by multi-family loans. The December 31, 2022 table includes securities held to maturity that were purchased following the September 2022 loan sale and securitization transactions as described in Note 5: Loans and Allowance for Credit Losses on Loans. The December 31, 2021 table above also included 2 securities purchased from Freddie Mac following the loan sale and securitization arrangement with Freddie Mac described in Note 5: Loans and Allowance for Credit Losses on Loans. One of these securities was subsequently sold at book value resulting in no gain or loss during the year ended December 31, 2022, and the other security was fully amortized resulting in no gain loss during the year ended December 31, 2022.

Merchants Bancorp

Notes to Consolidated Financial Statements

Accrued interest on securities available for sale totaled $0.5 million at December 31, 2022 and $0.4 million at December 31, 2021, respectively, and is excluded from the estimate of credit losses.

Accrued interest on securities held to maturity totaled $4.3 million at December 31, 2022 and $0 at December 31, 2021, respectively, and is excluded from the estimate of credit losses.

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2022
	Amortized	Fair
	Cost	Value

Securities available for sale:	(In thousands)
Within one year	$118,984	$115,386
After one through five years	203,236	192,784
After five through ten years	—	—
After ten years	—	—
	322,220	308,170
Mortgage-backed - Government-sponsored entity (GSE)	15,167	15,167
	$337,387	$323,337
Securities held to maturity:
Mortgage-backed - Non-GSE multi-family	$871,772	$871,784
Mortgage-backed - Non-GSE residential	247,306	247,182
	$1,119,078	$1,118,966

During the year ended December 31, 2022, one of the mortgage-backed – non-GSE multi-family securities available for sale was sold for $11.4 million resulting in no gain or loss. During the year ended December 31, 2021, proceeds from sales of securities available for sale were $38.6 million, and a net gain of $191,000 was recognized, consisting of $191,000 in gains and $0 of losses. During the year ended December 31, 2020, proceeds from sales of securities available for sale were $4.3 million, and a net gain of $441,000 was recognized, consisting of $441,000 in gains and $0 of losses.

The carrying value of securities pledged as collateral, to secure borrowings, public deposits and for other purposes, was $570.6 million, and $310.6 million at December 31, 2022 and 2021, respectively.

Certain investments in securities available for sale are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2022 and 2021 was $308.0 million (37 positions) and $272.0 million (27 positions), respectively, which is approximately 95%, and 88%, respectively, of the Company’s available for sale investment portfolio.

Certain investments in securities held to maturity are reported in the consolidated financial statements at amortized cost. Total fair value of these investments at December 31, 2022 was $247.2 million (2 positions), which is approximately 22% of the Company’s held to maturity investment portfolio. The Company did not have any securities held to maturity at December 31, 2021.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investment securities available for sale and held to maturity with unrealized losses for which an allowance for credit

Merchants Bancorp

Notes to Consolidated Financial Statements

losses has not been recorded, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022, 2021 and 2020:

	December 31, 2022
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Securities available for sale:
Treasury notes	$29,560	$762	$5,798	$193	$35,358	$955
Federal agencies	19,276	724	252,613	12,372	271,889	13,096
Mortgage-backed - Government-sponsored entity (GSE)	709	7	—	—	709	7
	$49,545	$1,493	$258,411	$12,565	$307,956	$14,058

Securities held to maturity:
Mortgage-backed - Non-GSE residential	$247,182	$124	$—	$—	$247,182	$124
	$247,182	$124	$—	$—	$247,182	$124

	December 31, 2021
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Securities available for sale:
Treasury notes	$7,957	$27	$—	$—	$7,957	$27
Federal agencies	238,489	1,503	24,806	172	263,295	1,675
Mortgage-backed - Government-sponsored entity (GSE)	719	336	—	—	719	336
	$247,165	$1,866	$24,806	$172	$271,971	$2,038

December 31, 2020
12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

(In thousands)
Securities available for sale:
Federal agencies	$69,939	$17	$—	$—	$69,939	$17

For securities available for sale with an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit-related is recognized in AOCI, net of tax. Credit-related impairment is recognized as an ACL for securities available for sale on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Accrued interest receivable is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company expects, or is required, to sell an impaired available for sale security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation.

Merchants Bancorp

Notes to Consolidated Financial Statements

In evaluating securities available for sale in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized losses on the Company’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. There were no credit related factors underlying unrealized losses on available for sale debt securities at December 31, 2022, 2021, and 2020.

Note 4: Mortgage Loans in Process of Securitization

Mortgage loans in process of securitization are recorded at fair value with changes in fair value recorded in earnings. These include multi-family rental real estate loan originations to be sold as Government National Mortgage Association (“Ginnie Mae”) mortgage-backed securities and Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) participation certificates, all of which are pending settlement with firm investor commitments to purchase the securities, typically occurring within 30 days. The fair value increases recorded in earnings for mortgage loans in process of securitization totaled $0.3 million and $10.6 million at December 31, 2022 and 2021, respectively.

Note 5: Loans and Allowance for Credit Losses on Loans

Loan Portfolio Summary

Loans receivable at December 31, 2022 and 2021, include:

	December 31,	December 31,
	2022	2021

	(In thousands)

Mortgage warehouse lines of credit	$464,785	$781,437
Residential real estate	1,178,401	843,101
Multi-family financing(1)	3,135,535	2,702,042
Healthcare financing(1)	1,604,341	826,157
Commercial and commercial real estate(2)	978,661	520,199
Agricultural production and real estate	95,651	97,060
Consumer and margin loans	13,498	12,667
	7,470,872	5,782,663
Less:
ACL - Loans	44,014	31,344

Loans Receivable	$7,426,858	$5,751,319
(1)	In 2022, the Company started presenting multi-family and healthcare loan types on separate lines for reporting purposes. Healthcare loans of $826.2 million were included in the combined multi-family and healthcare financing loan total as of December 31, 2021.
(2)	Includes $497.0 million and $209.8 million of revolving lines of credit collateralized primarily by single-family mortgage servicing rights as of December 31, 2022 and 2021, respectively.

In response to the COVID-19 global pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) established the Paycheck Protection Program (“PPP”) to provide loans for eligible businesses/not-for-profits. These loans qualified for forgiveness when used for qualifying expenses during the appropriate period. Loans funded through the PPP were fully guaranteed by the U.S. government. Commercial and commercial real estate loans at December 31, 2021 included PPP loans with principal balances of $7.0 million, respectively, that had not yet been

Merchants Bancorp

Notes to Consolidated Financial Statements

forgiven. As of December 31, 2021, only 6% of the $112.0 million total PPP loans granted were yet to be forgiven. As of December 31, 2022 all PPP loans were fully forgiven.

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

Multi-Family Financing (MF FIN): The Company engages in multi-family financing, including construction loans, specializing in originating and servicing loans for multi-family rental properties. In addition, the Company originates loans secured by an assignment of federal income tax credits by partnerships invested in multi-family real estate projects. Construction and land loans are generally based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment of these loans are dependent on the cash flow of the property, and may include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent agency-eligible financing is obtained. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economy in the Company’s market area. Repayment of these loans depends on the successful operation of a business or property and the borrower’s cash flows. Loans included in this segment typically carry a base rate of the Federal Reserve’s Secured Overnight Financing Rate (“SOFR”) that adjusts on a monthly basis and a margin.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

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

The following table presents, by loan portfolio segment, the activity in the ACL-Loans for the year ended December 31, 2022:

	At or For the Year Ended December 31, 2022
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL - Loans
Balance, beginning of period	$1,955	$4,170	$14,084	$4,461	$5,879	$657	$138	$31,344
Impact of adopting CECL	41	275	520	139	(1,277)	(18)	21	(299)
Provision for credit losses	(747)	2,588	2,177	5,282	4,216	(74)	31	13,473
Loans charged to the allowance	—	(4)	—	—	(1,238)	—	(15)	(1,257)
Recoveries of loans previously charged off	—	—	—	—	746	—	7	753
Balance, end of period	$1,249	$7,029	$16,781	$9,882	$8,326	$565	$182	$44,014

The Company recorded a provision for credit losses of $17.3 million for the year ended December 31, 2022. The $17.3 million provision for credit losses consisted of $13.5 million for the ACL-Loans, $2.6 million for the ACL-OBCE’s, and $1.2 million for the ACL-Guarantees, contingent reserve related to the Freddie Mac-sponsored Q-series securitization transaction.

Prior to the adoption of CECL, the Company maintained an allowance for loan losses in accordance with the incurred loss model as disclosed in the Company’s 2021 Annual Report on Form 10-K.

The following tables present the allowance for loan losses for the years ended December 31, 2021 and 2020 and the recorded investment in loans and impairment method as of December 31, 2021:

	At or For the Year Ended December 31, 2021
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of period	$4,018	$3,334	$12,140	$2,591	$4,641	$636	$140	$27,500
Provision (credit) for loan losses	(2,063)	838	1,944	1,870	2,422	21	(20)	5,012
Loans charged to the allowance	—	(2)	—	—	(1,184)	—	(6)	(1,192)
Recoveries of loans previously charged off	—	—	—	—	—	—	24	24
Balance, December 31, 2021	$1,955	$4,170	$14,084	$4,461	$5,879	$657	$138	$31,344
Ending balance: individually evaluated for impairment	$—	$16	$—	$—	$867	$—	$7	$890
Ending balance: collectively evaluated for impairment	$1,955	$4,154	$14,084	$4,461	$5,012	$657	$131	$30,454
Loans
Balance, December 31, 2021	$781,437	$843,101	$2,702,042	$826,157	$520,199	$97,060	$12,667	$5,782,663
Ending balance individually evaluated for impairment	$—	$419	$36,760	$—	$6,055	$158	$13	$43,405
Ending balance collectively evaluated for impairment	$781,437	$842,682	$2,665,282	$826,157	$514,144	$96,902	$12,654	$5,739,258

Merchants Bancorp

Notes to Consolidated Financial Statements

	For the Year Ended December 31, 2020
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of year	$1,913	$2,042	$5,784	$1,234	$4,173	$523	$173	$15,842
Provision for credit losses	2,105	1,248	6,356	1,357	681	113	(22)	11,838
Loans charged to the allowance	—	(31)	—	—	(319)	—	(11)	(361)
Recoveries of loans previously charged off	—	75	—	—	106	—	—	181
Balance, end of year	$4,018	$3,334	$12,140	$2,591	$4,641	$636	$140	$27,500

The below table presents the amortized cost basis and ACL-Loans allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses:

	December 31, 2022
	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL-Loans Allocation

	(In thousands)
RES RE	$237	$—	$9	$246	$31
MF FIN	36,760	—	—	36,760	173
HC FIN	21,783	—	—	21,783	134
CML & CRE	—	4,917	966	5,883	842
AG & AGRE	147	—	—	147	1
CON & MAR	—	—	6	6	—
Total collateral dependent loans	$58,927	$4,917	$981	$64,825	$1,181

There has been no significant changes to the types of collateral securing the Company’s collateral dependent loans compared to December 31, 2021.

Internal Risk Categories

In adherence with policy, the Company uses the following internal risk grading categories and definitions for loans:

Pass - Loans that are considered to be of acceptable credit quality, and not classified as Special Mention, Substandard or Doubtful.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

The following tables present the credit risk profile of the Company’s loan portfolio based on internal risk rating categories as of December 31, 2022 and 2021:

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	TOTAL

	(In thousands)
MTG WHLOC
Pass	$—	$—	$—	$—	$—	$—	$464,785	$464,785
Total	$—	$—	$—	$—	$—	$—	$464,785	$464,785
RES RE
Pass	13,344	8,192	24,708	3,498	1,722	11,166	1,114,705	1,177,335
Special Mention (Watch)	—	—	—	61	—	668	91	820
Substandard	—	—	—	—	74	172	—	246
Total	$13,344	$8,192	$24,708	$3,559	$1,796	$12,006	$1,114,796	$1,178,401
MF FIN
Pass	1,212,008	544,823	200,829	32,349	4,416	7,229	1,042,024	3,043,678
Special Mention (Watch)	32,919	—	8,000	—	—	—	14,178	55,097
Substandard	36,760	—	—	—	—	—	—	36,760
Total	$1,281,687	$544,823	$208,829	$32,349	$4,416	$7,229	$1,056,202	$3,135,535
HC FIN
Pass	987,676	301,103	78,792	13,770	—	—	123,888	1,505,229
Special Mention (Watch)	52,022	25,307	—	—	—	—	—	77,329
Substandard	—	21,783	—	—	—	—	—	21,783
Total	$1,039,698	$348,193	$78,792	$13,770	$—	$—	$123,888	$1,604,341
CML & CRE
Pass	123,757	86,282	23,803	24,730	12,335	8,765	690,114	969,786
Special Mention (Watch)	43	164	963	119	99	228	1,376	2,992
Substandard	—	2,017	591	72	—	666	2,537	5,883
Total	$123,800	$88,463	$25,357	$24,921	$12,434	$9,659	$694,027	$978,661
AG & AGRE
Pass	12,112	7,485	15,660	5,808	3,137	20,176	29,566	93,944
Special Mention (Watch)	14	55	462	421	163	389	56	1,560
Substandard	—	—	—	—	—	147	—	147
Total	$12,126	$7,540	$16,122	$6,229	$3,300	$20,712	$29,622	$95,651
CON & MAR
Pass	4,673	463	307	101	4,589	9	3,328	13,470
Special Mention (Watch)	—	—	20	—	—	2	—	22
Substandard	—	—	—	—	—	6	—	6
Total	$4,673	$463	$327	$101	$4,589	$17	$3,328	$13,498

Total Pass	$2,353,570	$948,348	$344,099	$80,256	$26,199	$47,345	$3,468,410	$7,268,227
Total Special Mention (Watch)	$84,998	$25,526	$9,445	$601	$262	$1,287	$15,701	$137,820
Total Substandard	$36,760	$23,800	$591	$72	$74	$991	$2,537	$64,825
Total Loans	$2,475,328	$997,674	$354,135	$80,929	$26,535	$49,623	$3,486,648	$7,470,872

The Company did not have any material revolving loans converted to term loans at December 31, 2022.

The Company evaluates the loan risk grading system definitions and ACL-Loans methodology on an ongoing basis. No significant changes were made to either during the past year.

Merchants Bancorp

Notes to Consolidated Financial Statements

	December 31, 2021
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)

Special Mention (Watch)	$—	$946	$27,155	$66,406	$2,483	$3,820	$21	$100,831
Substandard	—	419	36,760	—	6,055	158	13	43,405
Pass	781,437	841,736	2,638,127	759,751	511,661	93,082	12,633	5,638,427
Total	$781,437	$843,101	$2,702,042	$826,157	$520,199	$97,060	$12,667	$5,782,663

Delinquent Loans

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2022 and 2021. Excluded from the tables below are government guaranteed commercial SBA loans totaling $0 and $3.2 million that were 30-59 days past due and a government guaranteed commercial SBA loan with a balance of $0 and $274,000 that was over 90 days past due as of December 31, 2022 and 2021.

	December 31, 2022
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$464,785	$464,785
RES RE	4,053	152	272	4,477	1,173,924	1,178,401
MF FIN	—	—	—	—	3,135,535	3,135,535
HC FIN	—	—	21,783	21,783	1,582,558	1,604,341
CML & CRE	4,759	—	3,778	8,537	970,124	978,661
AG & AGRE	4,903	—	—	4,903	90,748	95,651
CON & MAR	6	24	22	52	13,446	13,498
	$13,721	$176	$25,855	$39,752	$7,431,120	$7,470,872

	December 31, 2021
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$781,437	$781,437
RES RE	1,252	287	186	1,725	841,376	843,101
MF FIN	—	—	—	—	2,702,042	2,702,042
HC FIN	—	—	—	—	826,157	826,157
CML & CRE	591	8	149	748	519,451	520,199
AG & AGRE	37	21	—	58	97,002	97,060
CON & MAR	43	5	40	88	12,579	12,667
	$1,923	$321	$375	$2,619	$5,780,044	$5,782,663

Merchants Bancorp

Notes to Consolidated Financial Statements

Impaired Loans

The following table presents impaired loans and specific valuation allowance information based on class level as of December 31, 2021:

	December 31, 2021
	MTG WHLOC	RES RE	MF FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$372	$36,760	$3,912	$158	$4	$41,206
Unpaid principal balance	—	372	36,760	3,912	158	4	41,206
Impaired loans with a specific allowance:
Recorded investment	—	47	—	2,143	—	9	2,199
Unpaid principal balance	—	47	—	2,143	—	9	2,199
Specific allowance	—	16	—	867	—	7	890
Total impaired loans:
Recorded investment	—	419	36,760	6,055	158	13	43,405
Unpaid principal balance	—	419	36,760	6,055	158	13	43,405
Specific allowance	—	16	—	867	—	7	890

The following tables present by portfolio class, information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2021 and 2020:

	December 31, 2021
	MTG			CML &	AG &	CON &
	WHLOC	RES RE	MF FIN	CRE	AGRE	MAR	TOTAL

	(In thousands)
Average recorded investment in impaired loans	$—	$1,658	$14,138	$6,888	$611	$7	$23,302
Interest income recognized	—	64	—	397	—	—	461

	December 31, 2020
	MTG			CML &	AG &	CON &
	WHLOC	RES RE	MF FIN	CRE	AGRE	MAR	TOTAL

	(In thousands)
Average recorded investment in impaired loans	$106	$3,002	$—	$9,913	$1,662	$17	$14,700
Interest income recognized	—	57	—	371	1	—	429

Nonperforming Loans

Nonaccrual loans, including TDRs that have not met the six-month minimum performance criterion, are reported as nonperforming loans. For all loan classes, it is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until three months of satisfactory borrower performance, at which time management would consider its return to accrual status. A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is doubtful under the terms of

Merchants Bancorp

Notes to Consolidated Financial Statements

the loan agreement. Most generally, this is at 90 or more days past due. The amount of interest income recognized on nonaccrual financial assets during the year ended December 31, 2022 was immaterial.

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at December 31, 2022 and 2021.

	December 31,		December 31,
	2022		2021
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing

	(In thousands)
RES RE	$245	$96	$362	$22
MF FIN	—	—	—	—
HC FIN	21,783	—	—	—
CML & CRE	4,390	—	—	149
AG & AGRE	147	—	158	30
CON & MAR	6	16	4	36
	$26,571	$112	$524	$237

The Company did not have any nonperforming loans without an estimated ACL at December 31, 2022.

During 2022, the Company had no troubled loans that were modified or defaulted during the year ended December 31, 2022. During 2021, the Company had one newly classified troubled debt restructuring in the CML & CRE loan class. The loan had a pre and post modification balance of $2.0 million as of December 31, 2021. The modifications on the loan included term concessions which reflect the unlikeliness of the borrower being able to obtain similar financing from another financial institution. During 2020, the Company had one newly classified troubled debt restructuring in the AG & AGRE loan class. The loan had a pre and post modification balance of $180,000. The only term of the loan that changed was an extension of time to pay.

The CARES Act included several provisions designed to help financial institutions like the Company in working with their customers. Section 4013 of the CARES Act, as extended, allowed a financial institution to elect to suspend generally accepted accounting principles and regulatory determinations with respect to qualifying loan modifications related to COVID-19 that would otherwise be categorized as a TDR until January 1, 2022. The Company took advantage of this provision to extend certain payment modifications to loan customers in need.

There were no residential loans in process of foreclosures as of December 31, 2022 and 2021.

Significant Loan Sales

Loan Sale and Securitization - 2022 Activity

On September 22, 2022, the Company completed a private securitization by which a $1.2 billion portfolio of originated multi-family bridge loans was sold into a real estate mortgage investment conduit (“REMIC”) and ultimately sold to investors as securities. The Company purchased the senior security for a total of $1.0 billion and classified it as a held to maturity security at September 30, 2022. An unaffiliated, third-party institutional investor purchased the remaining subordinate interests and maintains the first-loss position on 13.4% of the losses in the loan portfolio. This transaction provided the Company an avenue to enhance capital efficiency and minimize credit risk on the balance sheet.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Company received proceeds and accrued interest on loans, net of the acquired securities, of $150.6 million. No allowance for credit losses was recognized in connection with purchase of the security, in accordance with ASC 326. However, the $4.0 million allowance for credit losses associated with the loans sold was released through the provision for credit losses.

The transfer of these loans was accounted for as a sale for financial reporting purposes, in accordance with ASC 860, and a $525,000 net loss on sale was recognized. The net loss on sale included a $5.4 million pricing loss and $4.9 million in transaction expenses partially offset by a $6.7 million positive impact of capitalizing servicing rights associated with this transaction and a $3.2 million recognition of net deferred fee income on loans sold.

Freddie Mac Q Series Securitization - 2022 Activity

May 2022

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

November 2022

On November 3, 2022, the Company completed a $284.2 million securitization of 16 multi-family mortgage loans through a Freddie Mac-sponsored Q-Series transaction. The Company did not purchase any of the securities as part of this transaction. The transfer of these loans was accounted for as a sale for financial reporting purposes, in accordance with ASC 860, and a $121,000 gain on sale was recognized, which included establishing servicing rights associated with this transaction.

The Company was retained as the mortgage sub-servicer for Freddie Mac on the entire $284.2 million pool of loans. Beyond sub-servicing the loans, the Company’s ongoing involvement in this transaction is limited to customary obligations of loan sales, including any material breach in representation. In connection with the transaction a mortgage servicing right of $1.3 million was established.

Merchants Bancorp

Notes to Consolidated Financial Statements

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

During the year ended December 31, 2022, one of these securities was sold at book value, and the other security was fully amortized, resulting in no gains or losses.

Loans Purchased

The Company purchased $551.1 million and $369.1 million of loans during the years ended December 31, 2022 and 2021, respectively.

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

Interest rate swaps are also used by the Company to reduce the risk that significant increases in interest rates may have on the value of certain fixed rate loans held for sale and the respective loan payments received from borrowers.  All changes in the fair market value of these interest rate swaps and associated loans held for sale have been included in gain on sale of loans.  Any difference between the fixed and floating interest rate components of these transactions have been included in interest income.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

The following table presents the notional amount and fair value of interest rate locks, forward contracts, and interest rate swaps utilized by the Company at December 31, 2022 and December 31, 2021. This table excludes the fair market value adjustment on loans associated with these derivatives.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

December 31, 2022	(In thousands)		(In thousands)
Interest rate lock commitments	$8,759	Other assets/liabilities	$28	$23
Forward contracts	13,096	Other assets/liabilities	46	52
Interest rate swaps	57,574	Other assets/liabilities	3,030	—
			$3,104	$75

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

December 31, 2021	(In thousands)		(In thousands)
Interest rate lock commitments	$58,701	Other assets/liabilities	$264	$41
Forward contracts	81,250	Other assets/liabilities	86	118
			$350	$159

Fair values of these derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the interest rate lock commitment and the balance sheet date. The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the consolidated statements of income for the years ended December 31, 2022, 2021, and 2020.

	Year Ended
	December 31,
	2022	2021	2020
	(In thousands)
Derivative gain (loss) included in other income:
Interest rate lock commitments	$(218)	$(5,908)	$5,945
Forward contracts (includes pair-off settlements)	5,277	5,956	(11,078)
Net derivative gains (loss)	$5,059	$48	$(5,133)
Gain (loss) included in gain on sale of loans:
Interest rates swaps - change in fair value	$3,030	$—	$—
Loans held for sale - change in fair value	(2,898)	—	—
Net gain (loss)	$132	$—	$—

Derivatives on Behalf of Customers

The Company offers derivative contracts to some customers in connection with their risk management needs. These derivatives include back-to-back interest rate swaps. The Company manages the risk associated with these contracts by entering into an equal and offsetting derivative with a third-party dealer. These derivatives generally work together as an economic interest rate hedge, but the Company does not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred, typically resulting in no net earnings impact. The fair values of derivative assets and liabilities related to derivatives for customers with back-to-back interest rate swaps were recorded in the consolidated balance sheets as follows:

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)		(In thousands)
December 31, 2022	$77,495	Other assets/liabilities	$3,041	$3,041
December 31, 2021	$135,686	Other assets/liabilities	$1,131	$1,131

Merchants Bancorp

Notes to Consolidated Financial Statements

The gross gains and losses on these derivative assets and liabilities were recorded in other noninterest income and other noninterest expense in the consolidated statements of income as follows:

	Year Ended
	December 31,
	2022	2021	2020
	(In thousands)
Gross swap gains	$1,910	$2,039	$2,659
Gross swap losses	1,910	2,039	2,659
Net swap gains (losses)	$—	$—	$—

The Company pledged $0 and $3.9 million in collateral to secure its obligations under back-to-back swap contracts at December 31, 2022 and December 31, 2021, respectively.

Note 7: Loan Servicing

Mortgage and SBA loans serviced for others are not included in the accompanying consolidated balance sheets and represent agency eligible multi-family, single-family and SBA loans. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. Call protection is in place on multi-family loans to deter from prepayments on a 10-year sliding scale. The Company’s total servicing portfolio, primarily managed in the Multi-family Mortgage Banking segment, had an unpaid principal balance of $21.9 billion and $16.1 billion as of December 31, 2022 and 2021, respectively. Included in the December 31, 2022 and 2021 amounts, respectively, were unpaid principal balances of loans serviced for others of $13.1 billion and $10.6 billion, an unpaid principal balance of loans sub-serviced for others of $1.9 billion and $0.7 billion, and other servicing balances of $0.7 billion and $0. These loans are not included in the accompanying balance sheets. The Company also manages $6.2 billion and $4.8 billion of loans for customers that have loans on the balance sheet at December 31, 2022 and 2021, respectively. The servicing portfolio is primarily GNMA, Fannie Mae, and Freddie Mac loans and is a significant source of our noninterest income and deposits.

The following summarizes the activity in servicing rights measured using the fair value method for the years ended December 31, 2022, 2021, and 2020:

	For the Year Ended
	December 31,
	2022	2021	2020

	(In thousands)
Balance, beginning of period	$110,348	$82,604	$74,387
Additions
Purchased servicing	—	2,057	—
Originated servicing	27,124	30,421	21,889
Subtractions
Paydowns	(10,985)	(16,691)	(7,838)
Sold servicing	—	(438)	—
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	19,761	12,395	(5,834)
Balance, end of period	$146,248	$110,348	$82,604

Contractually specified servicing fees for retained, purchased and sub-serviced loans were $21.4 million, $20.7 million, and $11.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

In connection with certain loan servicing and sub-servicing agreements, the Company is to reconcile the payments received monthly on these loans, for principal and interest, taxes, insurance, and replacement reserves. The funds are required to be maintained in separate trust accounts and not commingled with the Company’s general operating funds. At December 31, 2022 and 2021, the Company held restricted escrow funds for these loans at the Bank or other financial institution, amounting to $777.7 million and $695.9 million, respectively.

Merchants Bancorp

Notes to Consolidated Financial Statements

Note 8: Goodwill and Intangibles

Goodwill at December 31, 2022 remained unchanged compared to December 31, 2021. As of December 31, 2022, the Company’s market capitalization was above its book value, despite stock market volatility, rising interest rate expectations and inflation fears. Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets acquired. Goodwill is tested for impairment annually, or more frequently if events and circumstances exist that indicate a goodwill impairment test should be performed. Based upon management’s assessment and evaluation of goodwill at year-end, the likelihood that an impairment of the current carrying amount of goodwill has occurred is considered remote.

	2022				2021				2020
	Multifamily	Banking	Warehouse	Total	Multifamily	Banking	Warehouse	Total	Multifamily	Banking	Warehouse	Total

	(In thousands)				(In thousands)				(In thousands)
Balance, beginning of period	$3,791	$8,353	$3,701	$15,845	$3,791	$8,353	$3,701	$15,845	$3,791	$8,353	$3,701	$15,845
Goodwill acquired during the period	—	—	—	—	—	—	—	—	—	—	—	—
Post-acquisition adjustments	—	—	—	—	—	—	—	—	—	—	—	—
Impairment losses	—	—	—	—	—	—	—	—	—	—	—	—
Balance, end of period	$3,791	$8,353	$3,701	$15,845	$3,791	$8,353	$3,701	$15,845	$3,791	$8,353	$3,701	$15,845

In conjunction with the acquisition of MCS on August 15, 2017, the Company recorded goodwill of $3.8 million in the Multi-family segment, after reflecting a purchase accounting adjustment of $412,000, related to contingent consideration for loans closed after the acquisition date, that increased goodwill during the year ended December 31, 2018. The Company also recorded intangible assets for licenses and trade names as summarized below. The licenses are being amortized over 84 months and trade names are being amortized over 120 months, both using the straight-line method. Amortization of these intangible assets was $218,000 for the years ended December 31, 2022, 2021, and 2020.

In conjunction with the acquisition of FMBI on January 2, 2018, the Company recorded goodwill of $988,000 in the Banking segment during the year ended December 31, 2018. The Company also recorded intangible assets for core deposits, as summarized below. The core deposit intangibles are being amortized over 10 years using the accelerated sum of the years digits method. Amortization for these intangible assets was $53,000, $64,000 and $75,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

In conjunction with the acquisition of Farmers-Merchants National Bank of Paxton (“FMNBP”) on October 1, 2018, the Company recorded goodwill of $6.9 million in the Banking segment during the year ended December 31, 2018. A $333,000 purchase accounting adjustment, primarily related to the valuation of securities decreased goodwill during 2019. The Company also recorded intangible assets for core deposits, as summarized below. The core deposit intangibles are being amortized over 10 years using the accelerated sum of the years digits method. Amortization for these intangible assets was $250,000, $294,000 and $326,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

In conjunction with the acquisition of the assets of NattyMac, LLC on December 31, 2018, the Company recorded goodwill of $3.7 million in the Warehouse segment, after reflecting a $1.6 million transfer to intangible assets and a $271,000 purchase accounting adjustment related to contingent consideration that increased goodwill during 2019. Intangible assets of $1.6 million, related to customer lists, were recorded and amortized over 21 months using the

Merchants Bancorp

Notes to Consolidated Financial Statements

straight-line method. Accumulated amortization of these intangible assets was $1.6 million and are fully amortized as of December 31, 2022, 2021 and 2020.

	2022			2021			2020
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Total	Amount	Amortization	Total	Amount	Amortization	Total

	(In thousands)			(In thousands)			(In thousands)
Licenses	$1,370	$(1,052)	$318	$1,370	$(856)	$514	$1,370	$(661)	$709
Trade names	224	(120)	104	224	(98)	126	224	(75)	149
Customer list	—	—	—	—	—	—	1,570	(1,570)	—
Core deposit intangible	2,417	(1,653)	764	2,417	(1,350)	1,067	2,417	(992)	1,425
Total intangible Assets	$4,011	$(2,825)	$1,186	$4,011	$(2,304)	$1,707	$5,581	$(3,298)	$2,283

Estimated amortization expense for future years is as follows (in thousands):

Year ending December 31,
2023	$462
2024	335
2025	166
2026	124
2027	76
Thereafter	23
Total	$1,186

Note 9: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2022	2021

	(In thousands)
Land	$3,696	$3,097
Buildings	29,661	25,214
Leasehold improvements	310	237
Furniture, fixtures, equipment and software	10,500	9,759
Total cost	44,167	38,307
Accumulated depreciation	(8,729)	(7,095)
Net premises and equipment	$35,438	$31,212

Note 10: Leases

The Company has operating leases for various locations with terms ranging from two to eleven years. Some operating leases included options to extend. The extensions were included in the right-of-use asset if the likelihood of extension was fairly certain. The Company elected not to separate non-lease components from lease components for its operating leases.

The Company adopted Financial Accounting Standards Board (the “FASB”) ASU 2016-02 - Leases, and recorded an initial right-of-use asset and operating lease liability on January 1, 2022. An operating right-of-use assets was $11.0 million and an operating right-of-use liability was $12.0 million as of December 31, 2022.

Merchants Bancorp

Notes to Consolidated Financial Statements

Balance sheet, income statement and cash flow detail regarding operating leases follows:

December 31, 2022
Balance Sheet	(In thousands)
Operating lease right-of-of use asset (in other assets)	$10,969
Operating lease liability (in other liabilities)	11,992

Weighted average remaining lease term (years)	6.5
Weighted average discount rate	2.65%

Maturities of lease liabilities:
2023	$2,181
2024	2,321
2025	1,881
2026	1,911
2027	1,853
Thereafter	2,902
Total future minimum lease payments	13,049
Less: imputed interest	1,057
Total	$11,992

Year Ended
December 31, 2022
Income Statement	(In thousands)
Components of lease expense:
Operating lease cost (in occupancy and equipment expense)	$2,033

Year Ended
December 31, 2022
Cash Flow Statement	(In thousands)
Supplemental cash flow information:
Operating cash flows from operating leases	$1,461

Prior to the adoption of ASU 2016-02 – Leases, the Company had several non-cancellable operating leases, primarily for office space. Rental expense for these leases were $1.5 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively.

Future minimum lease payments under operating leases as of December 31, 2021 were as follows:

December 31,
2021
(In thousands)
Due within one year	$1,570
Due in one year to two years	1,776
Due in two years to three years	1,568
Due in three years to four years	947
Due in four years to five years	964
Thereafter	2,154
Total minimum lease payments	$8,979

Merchants Bancorp

Notes to Consolidated Financial Statements

Note 11: Other Assets and Receivables

The following items are included in other assets and receivables in the consolidated balance sheets.

Investment in Low-Income Housing Tax Credit Limited Partnerships

The Company invests in low-income housing tax credit limited partnerships. At December 31, 2022 and 2021, the balance of the investments for low-income housing tax credit limited partnerships was $73.0 million and $31.5 million, respectively. The Company also became a minority investor in several limited partnerships of syndicated funds during 2022, 2021, and 2020 in which it is obligated to make additional investments over the next several years. There was an obligation of $36.8 million and $24.4 million reflected in the investment balances at December 31, 2022 and 2021, respectively. During the years ended December 31, 2022, 2021, and 2020 the Company recorded amortization expense of $2.1 million, $2.0 million, and $ 1.8 million, respectively. Expected tax credits related to these investments were $2.1 million for the 2022 tax year, $2.0 million for the 2021 tax year, and $2.0 million for the 2020 tax year. The Company expects to receive additional tax credits and other benefits in 2023 and will continue to amortize these investments based on the proportional amortization method.

Joint Ventures

The Company has investments in various joint ventures totaling $37.5 million and $31.0 million at December 31, 2022 and 2021, respectively. These investments are primarily made of up of investments in debt funds totaling $29.8 million and $25.6 million at December 31, 2022 and 2021, respectively. The Company was not a primary beneficiary in any of these investments since January 31, 2021. Results from these entities have not been consolidated since that time and are accounted for under the equity method of accounting. The Company is obligated to make additional investments over the next several years. There was an obligation of $3.5 million and $10.4 million reflected in the investment balance at December 31, 2022 and 2021, respectively. See Note 12: Variable Interest Entities (VIEs) for additional information about VIE’s.

Other Receivables

At December 31, 2022 and 2021, the Company had other receivables of $10.5 million and $11.7 million, respectively. These other receivables consisted of short-term receivables of $6.0 million and $6.5 million, for the years ended December 31, 2022 and 2021 respectively, that represent trading gains recorded in income for multi-family loan sales for which payment has not yet been received. Other receivables also included $2.2 million and $0 for fees accrued but not yet received from low-income housing tax credit syndicated funds at December 31, 2022 and 2021, respectively. Also included in other receivables were $0 and $3.9 million of receivable collateral recorded against outstanding hedges for back-to-back swaps for the years ended December 31, 2022 and 2021, respectively.

Other items included in other assets and receivables on the consolidated balance sheets are disclosed elsewhere, or are not individually significant.

Note 12: Variable Interest Entities (VIEs)

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

The Company has invested in single-family, multi-family, and healthcare debt financing entities, as well as low-income housing syndicated funds that are deemed to be VIEs. The Company also has deemed as a VIE, a real estate mortgage investment conduit (“REMIC”) trust that was established in conjunction with the September 2022 multi-

Merchants Bancorp

Notes to Consolidated Financial Statements

family loan sale and securitization described in Note 5: Loans and Allowance for Credit Losses on Loans. Accordingly, the entities were assessed for potential consolidation under the VIE model that requires primary beneficiaries to consolidate the entity’s results. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the entity, and an interest that could be significant to the entity. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size and form of involvement with the entity are evaluated.

At December 31, 2022 the Company determined it was not the primary beneficiary of its VIEs primarily because the Company did not have the obligation to absorb losses or the rights to receive benefits from the VIE that could potentially be significant to the VIE. Evaluation and assessment of VIEs for consolidation is performed on an ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment.

The Company’s maximum exposure to loss associated with its VIEs consists of the capital invested plus any unfunded equity commitments that are binding. These investments are recorded in other assets and other liabilities on our consolidated balance sheets. The table below reflects the size of the VIEs as well as our maximum exposure to loss in connection with VIEs at December 31, 2022 and 2021.

	Total	Total	Maximum
Assets ($ in thousands)	Assets	Liabilities	Exposure to Loss

	(In thousands)
December 31, 2022
Unconsolidated VIEs	$52,125	$25,564	$52,125
December 31, 2021
Unconsolidated VIEs	$36,573	$21,014	$36,164

In addition to the table above, the Company also has a VIE in a REMIC trust that was established in September 2022 in conjunction with a loan sale and securitization. Although the trust is not recognized on the balance sheet, the maximum exposure to loss is the carrying value of the security acquired as part of the securitization transaction, which was $871.8 million at December 31, 2022. This transaction is described in Note 5: Loans and Allowance for Credit Losses on Loans.

Note 13: Deposits

Deposits were comprised of the following at and December 31, 2022 and 2021:

	December 31,
	2022	2021

	(In thousands)
Demand deposits	$4,047,238	$4,943,937
Savings deposits	3,034,818	2,839,616
Certificates of deposit	2,989,289	1,199,060
Total deposits	$10,071,345	$8,982,613

Maturities for certificates of deposit are as follows:

December 31, 2022
(In thousands)
Due within one year	$2,958,036
Due in one year to two years	21,409
Due in two years to three years	8,032
Due in three years to four years	1,190
Due in four years to five years	622
$2,989,289

Merchants Bancorp

Notes to Consolidated Financial Statements

Certificates of deposit of $250,000 or more totaled $186.4 million at December 31, 2022 and $574.0 million at December 31, 2021.

Brokered deposit amounts at December 31, 2022 and 2021, were as follows:

	December 31,
	2022	2021

	(In thousands)
Brokered certificates of deposit	$2,681,198	$551,809
Brokered savings deposits	81,532	357,840
Brokered deposit on demand accounts	13	1,250,141
	$2,762,743	$2,159,790

Note 14: Borrowings

Borrowings were comprised of the following at December 31, 2022 and 2021:

	December 31,
	2022	2021

	(In thousands)
Federal Reserve discount window borrowings	$20,000	$160,000
Short-term subordinated debt	21,000	17,000
FHLB advances	859,392	556,954
American Financial Exchange borrowing	30,000	300,000
Total borrowings	$930,392	$1,033,954

Federal Reserve Discount Window Borrowings

Federal Reserve discount window borrowings are secured by commercial, agricultural and construction loans totaling $2.4 billion. This arrangement has a maximum borrowing limit of collateral pledged multiplied by an advance rate. Borrowing maturities can range from 24 hours to up to a term of 90 days. Life to date, all Company borrowings were for a 24-hour period. As of December 31, 2022 and 2021, the outstanding balance was $20.0 million and $160.0 million, respectively. The December 31, 2022 advance was based on a fixed interest rate of 4.50% set by the Federal Reserve for Primary Credit institutions.

Short-Term Subordinated Debt

The Company entered into a warehouse financing arrangement in April 24, 2018, whereby a customer agreed to invest up to $30 million in the Company’s subordinated debt. The subordinated debt balance as of December 31, 2022 and 2021 was $21.0 million and $17.0 million, respectively. As of December 31, 2022, interest on the debt is paid quarterly by the Company at a rate equal to SOFR, plus 350 basis points, plus additional interest equal to 50% of the earnings generated. The agreement is automatically renewed annually on June 30th for one or more terms of two years each unless either party notifies the other party at least 180 days prior to its renewable date, of its desire not to continue the relationship. As of December 31, 2022, neither party had made a notification of its intent to cancel this arrangement.

FHLB Advances

FHLB advances are secured by mortgage loans totaling $2.8 billion at both December 31, 2022 and 2021. In addition, securities available for sale and securities purchased under agreements to resell with a carrying value of $298.6 million and $305.8 million were pledged as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the outstanding balance was $859.4 million and $557.0 million, respectively. At December 31, 2022 and 2021, the FHLB advances had interest rates ranging from 1.62% to 4.90%, and were subject to restrictions or penalties in the event of prepayment. FHLB advances include an advance in the amount of $75.0 million at December 31, 2022 that was subject to a put option. The put option could be exercised by the FHLB on a semi-annual or quarterly basis until July

Merchants Bancorp

Notes to Consolidated Financial Statements

2032. The first opportunity FHLB had to exercise the put option was on January 19, 2023, which they chose to exercise on that date.

American Financial Exchange Borrowing

The Company joined the American Financial Exchange (“AFX”) in January of 2021. During the year ended December 31, 2022, the Company utilized unsecured overnight lending arrangements to borrow from other AFX members through extensions of credit. At December 31, 2022 and 2021, members of the AFX offered a combined borrowing limit of $500.0 million and $350.0 million, respectively, but availability fluctuates daily. As of December 31, 2022, the outstanding balance was $30.0 million with a rate of 4.60%. As of December 31, 2021, the outstanding balance was $300.0 million with rates between 0.11% to 0.20%. Rates are set daily by participating members and may vary by lending member.

Maturities of borrowings were as follows at December 31, 2022:

	Year Ended December 31, 2022
	Federal Reserve	Short-Term	FHLB	American Financial	Borrowings
	Discount Window	Subordinated Debt	Advances	Exchange Borrowing	Total

	(In thousands)
Due within one year	$20,000	$—	$725,342	$30,000	$775,342
Due in one year to two years	—	21,000	52,339	—	73,339
Due in two years to three years	—	—	5,320	—	5,320
Due in three years to four years	—	—	261	—	261
Due in four years to five years	—	—	174	—	174
Thereafter	—	—	75,956	—	75,956
	$20,000	$21,000	$859,392	$30,000	$930,392

At December 31, 2022, the Company had excess borrowing capacity of approximately $3.1 billion with the FHLB and the Federal Reserve discount window, based on available collateral.

Note 15: Income Taxes

The provision for income taxes includes these components for the years ended December 31, 2022, 2021 and 2020:

	Year Ended
	December 31,
	2022	2021	2020

	(In thousands)
Income tax expense
Current tax payable
Federal	$51,306	$55,936	$48,409
State	15,384	16,580	15,107
Deferred tax payable
Federal	4,237	4,055	(529)
State	494	1,255	(163)
Income tax expense	$71,421	$77,826	$62,824
Effective tax rate	24.5%	25.5%	25.8%

Merchants Bancorp

Notes to Consolidated Financial Statements

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the years ended December 31, 2022, 2021 and 2020, is shown below:

	Year Ended
	December 31,
	2022	2021	2020

	(In thousands)
Computed at the statutory rate -21%	$61,140	$64,035	$51,105
Increase resulting from
State income taxes	12,544	14,090	11,805
Tax Credits net of related amortization	57	8	(123)
Other	(2,320)	(307)	37
Actual tax expense	$71,421	$77,826	$62,824

The tax effects of temporary differences related to deferred taxes shown on the balance sheet were:

	December 31,
	2022	2021

	(In thousands)
Deferred tax assets
Allowance for credit losses on loans	$13,983	$8,093
Unrealized loss on securities available for sale	3,530	507
Fair value adjustments on acquisitions	51	99
Other	3,945	3,955
Total assets	21,509	12,654
Deferred tax liabilities
Depreciation	(2,809)	(2,860)
Intangible assets	(338)	(298)
Servicing rights	(36,043)	(27,468)
Limited partnership investments	(1,831)	(1,097)
Other	(101)	(102)
Total liabilities	(41,122)	(31,825)
Net deferred tax liability	$(19,613)	$(19,171)

Note 16: Regulatory Matters

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

At September 30, 2022 the Company’s total assets exceeded $10 billion, off-balance sheets exposures exceeded 25% of total assets, and the allowable grace periods under the CBLR rules expired. Accordingly, the Company has been reporting fully phased-in Basel III risk-based capital ratios since September 30, 2022.

Merchants Bancorp

Notes to Consolidated Financial Statements

Quantitative measures established by regulation to ensure capital adequacy require the Company, Merchants Bank, and FMBI to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2022 and December 31, 2021, that the Company, Merchants Bank, and FMBI met all capital adequacy requirements to which they were subject.

As of December 31, 2022 and December 31, 2021, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank and FMBI as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s, Merchants Bank’s, or FMBI’s category.

The Company’s, Merchants Bank’s, and FMBI’s actual capital amounts and ratios are presented in the following tables.

			Minimum
			Amount Required		Minimum Amount
			for Adequately		To Be Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2022
Total capital(1) (to risk-weighted assets)
Company	$1,507,968	12.2%	$992,883	8.0%	$—	N/A %
Merchants Bank	1,427,738	11.7%	975,853	8.0%	1,219,817	10.0%
FMBI	34,769	11.3%	24,703	8.0%	30,878	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	1,452,456	11.7%	744,662	6.0%	—	N/A %
Merchants Bank	1,372,941	11.3%	731,890	6.0%	975,853	8.0%
FMBI	34,054	11.0%	18,527	6.0%	24,703	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	952,848	7.7%	558,497	4.5%	—	N/A %
Merchants Bank	1,372,941	11.3%	548,917	4.5%	792,881	6.5%
FMBI	34,054	11.0%	13,895	4.5%	20,071	6.5%
Tier I capital(1) (to average assets)
Company	1,452,456	11.7%	497,604	4.0%	—	N/A %
Merchants Bank	1,372,941	11.3%	487,511	4.0%	609,389	5.0%
FMBI	34,054	10.7%	12,702	4.0%	15,878	5.0%
(1)	As defined by regulatory agencies.

			Minimum
			Amount Required
			for Adequately
	Actual		Capitalized(1)
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2021
CBLR (Tier 1) capital(1) (to average assets)
(i.e., CBLR - leverage ratio)
Company	$1,138,090	10.4%	$928,731	> 8.5%
Merchants Bank	1,088,621	10.3%	901,188	> 8.5%
FMBI	28,958	9.7%	25,499	> 8.5%
(1)	As defined by regulatory agencies.

The Company’s principal source of funds for dividend payments to shareholders is dividends received from Merchants Bank and FMBI. Banking statutes and regulations limit the maximum amount of dividends that a bank may

Merchants Bancorp

Notes to Consolidated Financial Statements

pay without requesting prior approval of regulatory agencies. Under Indiana law, Merchants Bank may not pay a dividend if such dividend would be greater than retained net income (as defined) for the current year plus those for the previous two years, subject to the capital requirements described above. Under Illinois law, FMBI may not pay dividends in an amount greater than its current net profits after deducting losses and bad debts out of undivided profits provided that its surplus equals or exceeds its capital. At December 31, 2022, the amount available, without prior regulatory approval, for dividends which could be paid by Merchants Bank and FMBI to the Company was $535.6 million.

Note 17: Earnings Per Share

Earnings per share were computed as follows for years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022			2021			2020
		Weighted-	Per		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)			(In thousands)
Net income	$219,721			$227,104			$180,533
Dividends on preferred stock	(25,983)			(20,873)			(14,473)
Net income allocated to common shareholders	$193,738			$206,231			$166,060
Basic earnings per share		43,164,477	$4.49		43,172,078	$4.78		43,113,741	$3.85
Effect of dilutive securities—restricted stock awards		152,427			153,225			53,372
Diluted earnings per share		43,316,904	$4.47		43,325,303	$4.76		43,167,113	$3.85

Note 18: Common Stock

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

Repurchase of Common Stock:

During the year ended December 31, 2022, the Company repurchased 165,037 shares for $3.9 million at an average price of $23.85 per share of common stock. The Company did not have any repurchases of common stock during the year ended December 31, 2021. The following table presents our repurchase activity on a cash basis:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Dollar value of shares repurchased	$3,935,333	$—
Shares repurchased(1)	165,037	—
Average price paid per share	$23.85	$—

(1)	On November 17, 2021, the Company announced an increase in authorization for its stock repurchase program, up to $75,000,000 of common stock, expiring December 31, 2023. On April 29, 2022, the Company entered into a Rule 10b5-1 plan (the “10b5-1 Plan”) with a broker for the repurchase of shares of its common stock

Merchants Bancorp

Notes to Consolidated Financial Statements

commencing on May 3, 2022. The details of this repurchase plan were provided in the Form 8-K filed by the Company on May 24, 2022.

Note 19: Preferred Stock

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

On September 27, 2022, the Company issued 5,200,000 depositary shares, each representing a 1/40th interest in a share of its 8.25% Fixed-to-Floating Rate Series D Non-Cumulative Perpetual Preferred Stock, without par value (the “Series D Preferred Stock”), and with a liquidation preference of $1,000.00 per share (equivalent to $25.00 per depositary share). The aggregate gross offering proceeds for the shares issued by the Company was $130.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $4.6 million paid to third parties, the Company received total net proceeds of $125.4 million. On September 30, 2022, the Company issued an additional 500,000 depositary shares of Series D Preferred Stock to the underwriters related to their exercise of an option to purchase additional shares under the associated underwriting agreement, resulting in an additional $12.1 million in net proceeds, after deducting $0.4 million in underwriting discounts. The Series D Preferred Stock have no voting rights with respect to matters that generally require the approval of our common shareholders. Dividends on the

Merchants Bancorp

Notes to Consolidated Financial Statements

Series D Preferred Stock, to the extent declared by the Company’s board, are payable quarterly. The Company may redeem the Series D Preferred Stock, in whole or in part, at its option, on any dividend payment date on or after October 1, 2027, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

Private Placement Offerings of Preferred Stock:

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

The Company held a 44.23% ownership in one of its key loan processing vendors in 2019. On November 9, 2020, Merchants Bancorp exchanged its 44.23% investment in this company for Merchants common shares currently held by the company, plus cash. The shares were then constructively retired by Merchants. This company had owned 15,000 shares of common stock (with no par value) that were issued with a basis of $10 per share, totaling $150,000. The investment was accounted for using the equity method of accounting. Fees paid to this company during the year ended December 31, 2020 were $2.7 million.

The Company holds a 30% ownership in a limited liability company (“the LLC”) that provides capital to the senior housing and healthcare sectors. The investment is accounted for using the equity method of accounting. During the years ended December 31, 2022, 2021 and 2020, the Company received $24.8 million, $17.8 million and $6.5 million, respectively, of origination fees paid by borrowers to the Company for loans referred by the LLC. The LLC paid $17.1 million, $14.5 million and $4.5 million of those fees to the Company when the loans were closed during the years ended December 31, 2022, 2021 and 2020, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company also received servicing income of $417,000, $69,000 and $8,000, respectively, of which the Company paid

Merchants Bancorp

Notes to Consolidated Financial Statements

$209,000, $34,000 and $4,000 to the LLC as fees. The Company recorded income of $4.1 million, $1.4 million and $0.4 million at December 31, 2022, 2021 and 2020, respectively, of which $3.8 million, $0.4 million and $0 was paid to the LLC for the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, the Company paid a portion of its interest received to the LLC for certain loans of $6.7 million, $4.5 million, and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company retained a law firm of which a Board member of Merchants Bank is a partner. Services rendered are primarily related to documentation of current loan originations, and loan collections from Merchants Bank’s borrowers. Fees paid to the law firm, both directly and indirectly, totaled $9.4 million, $6.6 million, and $5.3 million for the years ended December 31, 2022, 2021 and 2020 respectively.

The Company purchased technology equipment and services for its new corporate headquarters building from a company previously owned until 2020 by a Board member of Merchants Bancorp. Fees paid directly and indirectly to this company totaled $13,000 for the year ended December 31, 2020.

In 2020 the Company launched a low-income housing tax credit syndication business through one of its subsidiaries and serves as a general partner. This business is generally funded through capital investments from external investors and in some cases by the Bank, in the form of limited partnership interests and bridge loans. The Bank also serves as a warehouse to acquire certain low-income housing tax credit projects until they are sold into the syndicated funds. Due to the short time between purchase and sale, no gain or loss was recognized on the sales during 2022, 2021 or 2020. For the years ended December 31, 2022, 2021 and 2020, the Company received $8.8 million, $6.4 million and $1.2 million in fees to syndicate these funds. At December 31, 2022, 2021 and 2020, the Company also had loans outstanding, net of participations sold, to the syndicated funds of $49.0 million, $18.6 million and $4.7 million, respectively. The Company recorded $1.2 million, $189,000 and $20,000 in interest income for loans to the syndicated funds for the years ended December 31, 2022, 2021 and 2020, respectively. In addition, the Company received financing fees of $1.1 million, $1.4 million and $65,000 during 2022, 2021 and 2020, respectively. These financing fees, net of costs to originate are deferred as recognized in income over the life of the loan.

The Company has invested in single-family and multi-family debt financing entities (debt funds) through its subsidiaries. This business is funded through capital investments from external investors and by the Company, in the form of limited partnership interests. During 2020, one of the debt funds was wholly owned by the Company. During 2021, this debt fund was deconsolidated see Note 1: Nature of Operations and Summary of Significant Accounting Policies. The Company also serves as a warehouse to acquire certain loans until they are sold into the debt funds. These loans were sold into the debt funds shortly after closing; therefore, the Company did not recognize any gain or loss on the sales. The Company recorded income of $4.5 million and $0.7 million at December 31, 2022 and 2021, respectively, of which $512,000 and $0 was distributed to the company for the years ended December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, respectively, the Company also had loans outstanding, net of participations sold, to the debt funds of $35.7 million and $20.7 million. The Company recorded $50,000 and $456,000 in interest income for loans to the debt funds for the years ended December 31, 2022 and 2021, respectively. The Company sold loans to the debt funds totaling $884.2 million and $273.9 million for the years ended December 31, 2022 and 2021, respectively. No gains or losses were recognized. Additionally, the Company purchased a security held to maturity with a carrying value of $248.4 million for the year ended December 31, 2022 as part of a securitization completed by one of these debt funds.

Note 21: Employee Benefits

The Company offers employees a 401(k) plan. Pursuant to the plan agreement, matching contributions equal to 100% of the employees’ elective deferrals which did not exceed 3% of the employees’ compensation were made. In 2022, the Company began providing contributions to employee 401(k) plans, regardless of their participation levels. Employer contributions to the plans were $1.6 million, $1.4 million, and $859,000 for the years ended December 31, 2022, 2021, and 2020, respectively.

The Company established an employee stock ownership plan (“ESOP”) effective as of January 1, 2020 to provide certain benefits for all employees who meet certain requirements. Expense recognized for the contribution to the ESOP totaled $860,000, $595,000 and $537,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

Merchants Bancorp

Notes to Consolidated Financial Statements

The Company contributed 20,709 shares, 29,149 shares, and 0 shares to the ESOP for the years ended December 31, 2022, 2021, and 2020, respectively.

Note 22: Share-Based Payment Plans

Equity-based incentive awards for Company officers are currently issued pursuant to the 2017 Equity Incentive Plan (the “2017 Incentive Plan”). Additionally, the Compensation Committee of the Board of Directors approved a plan during 2018 for non-executive directors to receive a portion of their annual retainer fees in the form of shares of common stock equal to $10,000, rounded up to the nearest whole share. In January 2021, the Board of Directors amended the plan for non-executive directors to receive a portion of their annual fees, issued quarterly, in the form of restricted common stock equal to $50,000 per member, rounded up to the nearest whole share, to be effective after the Company’s annual meeting of shareholders held in May 2021.

The following chart provides equity-based incentive awards and Board of Directors fees paid in shares for the years ending December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020

	($ in thousands)
Equity-based incentive awards to Company officers:
Shares issued	64,962	23,435	78,773
Expenses recognized	$1,870	$1,198	$602
Unvested shares awarded	280,974	374,598	265,569
Unrecognized compensation costs	$5,817	$4,499	$3,071

Equity-based retainer fees to non-executive Board of Directors:
Shares issued	12,443	6,870	4,695
Expenses recognized	$325	$188	$50

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2022 and 2021:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2022
Mortgage loans in process of securitization	$154,194	$—	$154,194	$—
Securities available for sale:
Treasury notes	36,280	36,280	—	—
Federal agencies	271,890	—	271,890	—
Mortgage-backed - Government-sponsored entity (GSE)	15,167	—	15,167	—
Loans held for sale	82,192	—	82,192	—
Servicing rights	146,248	—	—	146,248
Derivative assets - interest rate lock commitments	28	—	—	28
Derivative assets - forward contracts	46	—	46	—
Derivative asset - interest rate swaps	3,030	—	3,030	—
Derivative asset - interest rate swaps (back-to-back)	3,041	—	3,041	—
Derivative liabilities - interest rate lock commitments	23	—	—	23
Derivative liabilities - forward contracts	52	—	52	—
Derivative liabilities - interest rate swaps (back-to-back)	3,041	—	3,041	—

December 31, 2021
Mortgage loans in process of securitization	$569,239	$—	$569,239	$—
Securities available for sale:
Treasury notes	8,209	8,209	—	—
Federal agencies	263,295	—	263,295	—
Municipals	4,300	—	4,300	—
Mortgage-backed - Government-sponsored entity (GSE)	18,360	—	18,360	—
Mortgage-backed - Non-GSE multi-family	16,465	—	16,465	—
Loans held for sale	48,583	—	48,583	—
Servicing rights	110,348	—	—	110,348
Derivative assets - interest rate lock commitments	264	—	—	264
Derivative assets - forward contracts	86	—	86	—
Derivative assets - interest rate swaps (back-to-back)	1,131	—	1,131	—
Derivative liabilities - interest rate lock commitments	41	—	—	41
Derivative liabilities - forward contracts	118	—	118	—
Derivative liabilities - interest rate swap (back-to-back)	1,131	—	1,131	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the years ended December 31, 2022 and 2021. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Mortgage Loans in Process of Securitization and Securities Available for Sale

Where quoted market prices are available in an active market, securities such as U.S. Treasuries are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by

Merchants Bancorp

Notes to Consolidated Financial Statements

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Servicing rights
Balance, beginning of period	$110,348	$82,604	$74,387
Additions
Purchased servicing	—	2,057	—
Originated servicing	27,124	30,421	21,889
Subtractions
Paydowns	(10,985)	(16,691)	(7,838)
Sales of servicing	—	(438)	—
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	19,761	12,395	(5,834)
Balance, end of period	$146,248	$110,348	$82,604

Derivative Assets - interest rate lock commitments
Balance, beginning of period	$264	$6,131	$186
Changes in fair value	(236)	(5,867)	5,945
Balance, end of period	$28	$264	$6,131

Derivative Liabilities - interest rate lock commitments
Balance, beginning of period	$41	$—	$—
Changes in fair value	(18)	41	—
Balance, end of period	$23	41	$—

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2022 and 2021:

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
December 31, 2022
Impaired loans (collateral-dependent)	$4,465	$—	$—	$4,465
December 31, 2021
Impaired loans (collateral-dependent)	$4,263	$—	$—	$4,263

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

Merchants Bancorp

Notes to Consolidated Financial Statements

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Chief Credit Officer’s (“CCO”) office. Appraisals and evaluations are reviewed for accuracy and consistency by the CCO’s office. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the CCO’s office by comparison to historical results.

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

		Valuation			Weighted
	Fair Value	Technique	Unobservable Inputs	Range	Average
	(In thousands)
At December 31, 2022:
Collateral dependent loans	$4,465	Market comparable properties	Marketability discount	4% - 54%	5%
Servicing rights - Multi-family	$111,690	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	0% - 39%	8%
Servicing rights - Single-family	$29,926	Discounted cash flow	Discount rate	9% - 10%	9%
			Constant prepayment rate	7% - 10%	7%
Servicing rights - SBA	$4,632	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	3% - 12%	8%
Derivative assets - interest rate lock commitments	$28	Discounted cash flow	Loan closing rates	60% - 87%	77%
Derivative liabilities - interest rate lock commitments	$23	Discounted cash flow	Loan closing rates	60% - 87%	77%

At December 31, 2021:
Collateral-dependent impaired loans	$4,263	Market comparable properties	Marketability discount	44% - 76%	73%
Servicing rights - Multi-family	$84,567	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	0 - 50%	4%
Servicing rights - Single-family	$23,012	Discounted cash flow	Discount rate	9% - 10%	9%
			Constant prepayment rate	10 - 13%	11%
Servicing rights - SBA	$2,769	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	10% - 13%	12%
Derivative assets - interest rate lock commitments	$264	Discounted cash flow	Loan closing rates	63% - 99%	83%
Derivative liabilities - interest rate lock commitments	$41	Discounted cash flow	Loan closing rates	63% - 99%	83%

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2022 and 2021.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Assets	Value	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2022
Financial assets:
Cash and cash equivalents	$226,164	$226,164	$226,164	$—	$—
Securities purchased under agreements to resell	3,464	3,464	—	3,464	—
Securities held to maturity	1,119,078	1,118,966	—	247,182	871,784
FHLB stock	39,130	39,130	—	39,130	—
Loans held for sale	2,828,384	2,828,384	—	2,828,384	—
Loans receivable, net	7,426,858	7,431,731	—	—	7,431,731
Interest receivable	56,262	56,262	—	56,262	—
Financial liabilities:
Deposits	10,071,345	10,064,941	7,082,056	2,982,885	—
Short-term subordinated debt	21,000	21,000	—	21,000	—
FHLB advances	859,392	858,984	—	858,984	—
Other borrowing	50,000	50,000	—	50,000	—
Interest payable	23,384	23,384	—	23,384	—

December 31, 2021
Financial assets:
Cash and cash equivalents	$1,032,614	$1,032,614	$1,032,614	$—	$—
Securities purchased under agreements to resell	5,888	5,888	—	5,888	—
FHLB stock	29,588	29,588	—	29,588	—
Loans held for sale	3,254,616	3,254,616	—	3,254,616	—
Loans receivable, net	5,751,319	5,731,500	—	—	5,731,500
Interest receivable	24,103	24,103	—	24,103	—
Financial liabilities:
Deposits	8,982,613	8,982,680	7,783,553	1,199,127	—
Short-term subordinated debt	17,000	17,000	—	17,000	—
FHLB advances	556,954	556,925	—	556,925	—
Other borrowing	460,000	460,000	—	460,000	—
Interest payable	1,469	1,469	—	1,469	—

Note 24: Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the provision and allowance for credit losses are reflected in the footnotes regarding loans and the allowance for credit losses on loans (Notes 1 and 5). Estimates related to servicing rights are reflected in the notes on servicing rights and loan servicing (Notes 1 and 7). Estimates related to fair values are reflected in the footnote regarding fair values (Note 23). Current

Merchants Bancorp

Notes to Consolidated Financial Statements

vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments, credit risk, and contingencies (Note 25). Other significant estimates and concentrations not discussed in those footnotes include:

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

Liquidity

In order to withstand rapidly changing market dynamics, the Company’s business model minimizes concentration risk by having significant sources of liquidity. It emphasizes the origination and investment in floating rate loans that adjust when market interest rates change and thereby minimize the interest rate risk inherent in fixed rate loans that lose value when rates rise, as they did during 2022. The Company also conservatively matches the duration of assets and liabilities. Its most liquid assets are in cash, short-term investments, including interest-bearing demand deposits, mortgage loans in process of securitization, loans held for sale, and warehouse lines of credit included in loans receivable. Taken together with its unused borrowing capacity of $3.1 billion, these totaled 54% of its $12.6 billion total assets at December 31, 2022. As of December 31, 2022, approximately 93% of Merchants’ loan portfolio reprices within 30 days. Additionally, approximately 79% of its investment securities reprice within 30 days, with none maturing in more than 2 years.

Major Customer

The Company had no major customers whose business represented more than 10% of revenues during the years ended December 31, 2022, 2021 or 2020.

Note 25: Commitments, Credit Risk, and Contingencies

Financial Instruments

Merchants offers certain financial instruments, including commitments with contracts that contain credit risk to the Company and others that are subject to certain performance criteria by the client and or cancellation by the Company. Such commitments were as follows at December 31, 2022 and 2021:

	December 31,
	2022	2021

	(In thousands)
Commitments subject to credit risk:
Commitments to extend credit	$3,293,847	$2,194,144
Standby letters of credit	108,312	105,894
Warehouse unfunded lines of warehouse credit	146,932	98,234
Total commitments subject to credit risk	$3,549,091	$2,398,272

Commitments subject to certain performance criteria and cancellation:
Outstanding commitments to originate loans	$1,042,497	$1,595,265
Unfunded construction draws	247,504	274,269
Unfunded warehouse and other lines of credit	3,183,257	2,323,686
Total commitments subject to certain performance criteria and cancellation	$4,473,258	$4,193,220

Included in the chart above are the following commitments that are subject to credit risk:

Merchants Bancorp

Notes to Consolidated Financial Statements

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

Standby letters of credit. These instruments are irrevocable, conditional commitments issued by the Company or by another party on behalf of the Company, for a fee, to guarantee the performance of a customer to a third party and they generally have fixed expiration dates or other termination clauses. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers. The Company’s policy for obtaining collateral and/or guarantees and the nature thereof is generally the same as that involved extending commitments to its customers. The Company has not been required to fund nor has it incurred any losses on any standby letter of credit commitment during the years ended December 31, 2022, 2021 or 2020.

Included in the chart above are the following commitments that are subject to certain performance criteria and can be denied by the Company:

Outstanding commitments to originate loans. The Company has entered into lending commitments with customers who have applied for loans that are awaiting closing. The customers must meet certain credit and underwriting criteria before the Company is required to fund the loans. Closing and funding of the majority of these loans is contingent upon various performance criteria by the potential borrower and the commitment may be rescinded by the Company. The Company may also enter into a corresponding sales commitment if it is the Company’s intent to close the loan and to sell the loan after closing.

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

Unfunded warehouse and other lines of credit. Through the Mortgage Warehousing segment, the Company has line of credit agreements with its non-depository financial institution customers engaged in mortgage lending. Funds drawn on the warehouse lines of credit are used by the borrowers to fund the loans they originate. The customers’ loans must meet certain credit and underwriting criteria before the Company will fund the draw requests on the lines of credit, and the draw requests can be denied by the Company. The majority of the warehouse lines of credit are unconditionally cancellable by the Company.

Allowance for credit losses – off-balance sheet credit exposures (ACL-OBCE). The ACL-OBCE is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from contractual obligations to extend credit such as those included in the categories above. No allowance is recognized if there is an unconditional right to cancel the obligation. The amount of the allowance represents management’s best estimate of expected credit losses on unfunded commitments expected to be funded over the contractual life of the commitment. The ACL-OBCE is adjusted through the income statement as a component of provision for credit loss. The Company adopted CECL on January 1, 2022 and the impact at adoption is described in Note 1: Nature of Operations and Significant Accounting Policies. As of December 31, 2022, the ACL-OBCE had a reserve balance of $7.8 million. This reserve is accounted for in other liabilities on the balance sheet.

Risk-Sharing Arrangements

As a Fannie Mae multifamily lender, Merchants assumes a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that is sold to Fannie Mae. Under this loss sharing agreement, Merchants bears a risk of up to one-third of incurred losses resulting from borrower defaults. Accordingly, Merchants maintained a reserve liability for this risk-sharing obligation of $0.5 million at December 31, 2022 and $1.4 million at December 31, 2021. There have been no loans in default during the years ended December 31, 2022, 2021 or 2020.

Merchants Bancorp

Notes to Consolidated Financial Statements

Repurchase Obligations

Certain single-family loans sold to Fannie Mae or Freddie Mac may require the Company to repurchase loans if it is determined that the Company did not adhere to underwriting guidelines required by these government-sponsored entities. There was a reserve for potential obligations in other liabilities on the balance sheet for $0.9 million and $0.8 million at December 2022 and 2021, respectively.

Indemnification Agreements

As part of a Freddie Mac Q-Series Securitization transaction occurring in 2022, the Company established reserve liabilities in other liabilities on the balance sheet related to an indemnification agreement for potential loan losses. The Company established a reserve for contingent financial guarantees, which had a balance of $1.2 million as of December 31, 2022. The Company also established a non-contingent stand-by reserve, which had a balance of $2.5 million as of December 31, 2022. See Note 5: Loans and Allowance for Credit Losses on Loans for additional information on this transaction.

Unconditional Investment Obligations

The Company is contractually obligated to provide additional capital funding to certain investments in low-income housing tax credit limited partnerships.. There was an unfunded liability for these investments of $36.8 million and $24.4 million at December 31, 2022 and 2021, respectively. Additionally, the Company had an unfunded liability to invest in debt fund joint ventures for $5.2 million and $10.3 million at December 31, 2022 and 2021, respectively. Both liability accounts are recorded in other liabilities on balance sheet. See Note 11: Other Assets and Receivables for additional information on these investments and joint ventures.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

The tables below present selected business segment financial information for the years ended December 31, 2022, 2021 and 2020.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Year Ended December 31, 2022
Interest income	$2,239	$115,870	$354,482	$8,242	$480,833
Interest expense	—	48,079	117,284	(3,081)	162,282
Net interest income	2,239	67,791	237,198	11,323	318,551
Provision for credit losses	1,153	37	16,105	—	17,295
Net interest income after provision for credit losses	1,086	67,754	221,093	11,323	301,256
Noninterest income	155,883	5,400	(26,177)	(9,170)	125,936
Noninterest expense	82,213	10,420	18,303	25,114	136,050
Income before income taxes	74,756	62,734	176,613	(22,961)	291,142
Income taxes	20,114	14,130	42,392	(5,215)	71,421
Net income	$54,642	$48,604	$134,221	$(17,746)	$219,721
Total assets	$351,274	$2,519,810	$9,587,544	$156,599	$12,615,227

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Year Ended December 31, 2021
Interest income	$957	$134,120	$171,465	$5,344	$311,886
Interest expense	—	8,930	28,076	(3,114)	33,892
Net interest income	957	125,190	143,389	8,458	277,994
Provision for credit losses	—	(1,022)	6,034	—	5,012
Net interest income after provision for credit losses	957	126,212	137,355	8,458	272,982
Noninterest income	141,605	12,399	7,755	(4,426)	157,333
Noninterest expense	71,486	11,949	24,137	17,813	125,385
Income before income taxes	71,076	126,662	120,973	(13,781)	304,930
Income taxes	19,572	31,503	30,115	(3,364)	77,826
Net income	$51,504	$95,159	$90,858	$(10,417)	$227,104
Total assets	$296,129	$3,977,537	$6,929,565	$75,407	$11,278,638

Merchants Bancorp

Notes to Consolidated Financial Statements

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Year Ended December 31, 2020
Interest income	$1,163	$163,488	$115,304	$2,835	$282,790
Interest expense	—	27,325	35,749	(4,430)	58,644
Net interest income	1,163	136,163	79,555	7,265	224,146
Provision for credit losses	—	1,269	10,569	—	11,838
Net interest income after provision for credit losses	1,163	134,894	68,986	7,265	212,308
Noninterest income	80,690	21,163	29,443	(3,823)	127,473
Noninterest expense	41,386	13,367	26,537	15,134	96,424
Income before income taxes	40,467	142,690	71,892	(11,692)	243,357
Income taxes	11,295	36,361	18,255	(3,087)	62,824
Net income	$29,172	$106,329	$53,637	$(8,605)	$180,533
Total assets	$210,714	$4,893,513	$4,498,880	$42,268	$9,645,375

Note 27: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information of the Company as to financial position as of December 31, 2022 and 2021, and results of operations and cash flows for the years ended December 31, 2022, 2021 and 2020:

Condensed Balance Sheets

	December 31,
	2022	2021

	(In thousands)
Assets
Cash and cash equivalents	$41,725	$22,556
Investment in joint ventures	27,490	25,573
Investment in subsidiaries	1,415,173	1,134,898
Other assets	217	101
Total assets	$1,484,605	$1,183,128
Liabilities
Short-term subordinated debt	$21,000	17,000
Unfunded commitments to joint ventures	3,521	10,350
Other liabilities	345	369
Total liabilities	24,866	27,719
Shareholders’ Equity	1,459,739	1,155,409
Total liabilities and shareholders’ equity	$1,484,605	$1,183,128

Merchants Bancorp

Notes to Consolidated Financial Statements

Condensed Statements of Income and Comprehensive Income

	Year Ended
	December 31,
	2022	2021	2020

	(In thousands)
Income
Dividends and return of capital from subsidiaries	39,775	33,447	29,773
Other Income	2,523	509	27
Total income	42,298	33,956	29,800
Expenses
Interest expense	4,333	3,797	3,972
Salaries and employee benefits	690	493	2,726
Professional fees	423	236	386
Other	829	627	383
Total expense	6,275	5,153	7,467
Income Before Income Tax and Equity in Undistributed Income of Subsidiaries	36,023	28,803	22,333
Income Tax Benefit	(698)	(1,174)	(1,911)
Income Before Equity in Undistributed Income of Subsidiaries	36,721	29,977	24,244
Equity in Undistributed Income of Subsidiaries	183,000	197,127	156,289
Net Income	$219,721	$227,104	$180,533
Comprehensive Income	$210,654	$225,276	$180,449

Condensed Statements of Cash Flows

	Year Ended
	December 31,
	2022	2021	2020

	(In thousands)
Operating Activities
Net income	$219,721	$227,104	$180,533
Adjustments to reconcile net income to net cash used in operating activities	(181,263)	(195,530)	(155,442)
Net cash provided by operating activities	38,458	31,574	25,091
Investing Activities
Contributed capital to subsidiaries	(110,000)	(116,176)	(2,760)
Purchase of limited partnership interests	(8,746)	(15,223)	—
Proceeds from sale of limited partnership interests	—	—	266
Other investing activity	—	—	(32)
Net cash used in investing activities	(118,746)	(131,399)	(2,526)
Financing Activities
Net change in lines of credit and subordinated debt	4,000	2,040	2,760
Dividends paid	(38,067)	(31,235)	(23,671)
Proceeds from issuance of preferred stock	137,459	191,084	—
Redemption of preferred stock	—	(41,625)	—
Repurchase of common stock	(3,935)	—	—
Net cash provided by (used in) financing activities	99,457	120,264	(20,911)
Net Change in Cash and Due From Banks	19,169	20,439	1,654
Cash and Due From Banks at Beginning of Year	22,556	2,117	463
Cash and Due From Banks at End of Year	$41,725	$22,556	$2,117
Additional Cash Flows Information:
Payable for limited partnership interest	$3,521	$10,350	$—
Redemption of common shares related to sale of limited partnership interests	$—	$—	$(150)

Merchants Bancorp

Notes to Consolidated Financial Statements

Note 28: Recent Accounting Pronouncements

The Company continually monitors potential accounting pronouncement and SEC release changes. The following pronouncements and releases have been deemed to have the most applicability to the Company’s financial statements:

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

Merchants Bancorp

Notes to Consolidated Financial Statements

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

The Company adopted this new guidance in 2022 after organizing a committee to evaluate potential implications. A transition plan was implemented to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. All new contracts have incorporated language to address any required transition from LIBOR. The Company will continue to monitor and evaluate existing contracts throughout 2023. The Company believes the adoption of this guidance will not have a material impact on the consolidated financial statements.

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

Note 29: Quarterly Condensed Financial Information (Unaudited)

The following tables present the unaudited quarterly condensed financial information for the years ended December 31, 2022 and 2021:

	2022 Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31

Interest income	$76,012	$89,270	$134,112	$181,439
Interest expense	10,287	17,239	48,727	86,029
Net interest income	65,725	72,031	85,385	95,410
Provision for credit losses	2,451	6,212	2,225	6,407
Net interest income after provision for credit losses	63,274	65,819	83,160	89,003
Noninterest income	34,597	39,171	29,186	22,982
Noninterest expense	31,033	32,957	34,951	37,109
Income before income taxes	66,838	72,033	77,395	74,876
Income taxes	16,696	18,098	18,907	17,720
Net income	50,142	53,935	58,488	57,156
Less: preferred stock dividends	5,728	5,729	5,729	8,797
Net income allocated to common shareholders	$44,414	$48,206	$52,759	$48,359
Per common share data:
Basic earnings per common share	$1.03	$1.12	$1.22	$1.12
Diluted earnings per common share	$1.02	$1.11	$1.22	$1.12

Merchants Bancorp

Notes to Consolidated Financial Statements

	2021 Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31

Interest income	$79,549	$72,438	$77,314	$82,585
Interest expense	7,586	8,031	8,433	9,842
Net interest income	71,963	64,407	68,881	72,743
Provision for credit losses	1,663	(315)	1,079	2,585
Net interest income after provision for credit losses	70,300	64,722	67,802	70,158
Noninterest income	43,936	32,855	40,271	40,271
Noninterest expense	30,084	28,183	29,472	37,646
Income before income taxes	84,152	69,394	78,601	72,783
Income taxes	22,169	17,977	20,098	17,582
Net income	61,983	51,417	58,503	55,201
Less: preferred stock dividends	3,757	5,659	5,729	5,728
Net income allocated to common shareholders	$58,226	$45,758	$52,774	$49,473
Per common share data:
Basic earnings per common share	$1.35	$1.06	$1.22	$1.15
Diluted earnings per common share	$1.35	$1.06	$1.22	$1.14

Note 30: Subsequent Events

No material events were noted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of the Company’s disclosure controls and procedures which took place as of December 31, 2022, the Chairman/CEO and CFO believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Based on the evaluation of the Company’s disclosure controls and procedures by the Chairman/CEO and CFO; no changes occurred during the fiscal quarter ended December 31, 2022 in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of Merchants Bancorp (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chairman/CEO and CFO, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. This process includes those policies and procedures that:

●	Pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that transactions of the Company are being made only in accordance with authorizations of management and directors of the Company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control can provide reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Because of the inherent limitations, any system of internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2022, based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2022.

FORVIS, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has also audited the Company’s internal control over financial reporting as of December 31, 2022. Their report expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

Merchants Bancorp

Carmel, Indiana

Opinion on the Internal Control Over Financial Reporting

We have audited Merchants Bancorp’s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 21, 2022 and 2021, and statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and our report dated March 16, 2023,expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ FORVIS, LLP (Formerly, BKD, LLP)

FORVIS, LLP

We have served as the Company’s auditor since 2014.

Indianapolis, Indiana

March 16, 2023

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be in the proxy statement for the 2023 annual meeting of shareholders (the “2022 Proxy Statement”) that will be filed within 120 days after December 31, 2022, which is incorporated by reference.

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

Item 11. Executive Compensation.

The information required by Item 11 will be in the 2023 Proxy Statement, which is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 will be in the 2023 Proxy Statement, which is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be in the 2023 Proxy Statement, which is incorporated by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 will be in the 2023 Proxy Statement, which is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) and (2) Financial Statements and Financial Statement Schedules.

The consolidated financial statements and financial statement schedules required to be filed in this Form 10-K are included in Part II, Item 8.

(a)	(3) Exhibits Required by Item 601 of Regulation S-K.

Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation of Merchants Bancorp (incorporated by reference to Exhibit 3.1 of Form 8-K, filed on May 24, 2022).
3.2

Articles of Amendment to the Second Amended and Restated Articles of Incorporation dated September 27, 2022 designating the 8.25% Fixed Rate Reset Series D Non-Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.2 of Form 8-A filed on September 27, 2022).

3.3	Second Amended and Restated By-Laws of Merchants Bancorp (incorporated by reference to Exhibit 3.1 of Form 8-K, filed on November 20, 2017).
10.1*

Description of Incentive Plans for Michael F. Petrie, Chairman and CEO of Merchants Bancorp, Michael Dury, CEO of Merchants Capital Corp., and Michael J. Dunlap, Director, President and Chief Operating Officer of Merchants Bancorp and CEO of Merchants Bank (incorporated by reference Item 5.02 of Form 8-K, filed on January 23, 2020).

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

10.4*	Merchants Bancorp 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 of Form S-1, filed on September 25, 2017).
(a) Form of Award Agreement for Non-Qualified Stock Options under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on February 22, 2018).
(b) Form of Award Agreement for Incentive Stock Options under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on February 22, 2018).
(c) Form of Award Agreement for Restricted Stock Unit Awards under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of Form 8-K, filed on February 22, 2018).
(d) Form of Award Agreement for Restricted Stock Awards under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of Form 8-K, filed on February 22, 2018).
10.5*

Form of Change of Control Agreement entered into by Merchants Bancorp and each of Michael J. Dunlap, Scott A. Evans, Michael R. Dury, and John F. Macke (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 23, 2020).

21.1	Subsidiaries of Merchants Bancorp.
23.1	Consent of FORVIS, LLP.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: March 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael F. Petrie
Michael F. Petrie	Director (Chairman); Chief Executive Officer (Principal Executive Officer)	March 16, 2023
/s/ John F. Macke
John F. Macke	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2023
/s/ Randall D. Rogers
Randall D. Rogers	Director	March 16, 2023
/s/ Michael J. Dunlap
Michael J. Dunlap	Director	March 16, 2023
/s/ Scott A. Evans
Scott A. Evans	Director	March 16, 2023
/s/ Sue Anne Gilroy
Sue Anne Gilroy	Director	March 16, 2023
/s/ Andrew A. Juster
Andrew A. Juster	Director	March 16, 2023

/s/ Patrick D. O’Brien
Patrick D. O’Brien	Director	March 16, 2023
/s/ Anne E. Sellers
Anne E. Sellers	Director	March 16, 2023
/s/ David N. Shane
David N. Shane	Director	March 16, 2023
/s/ Tamika D. Catchings
Tamika D. Catchings	Director	March 16, 2023
/s/ Thomas W. Dinwiddie
Thomas W. Dinwiddie	Director	March 16, 2023