Form 10-Q
period 2023-03-31
Merchants Bancorp
filed 2023-05-10
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Emerging growth company ☐

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

As of May 1, 2023, the latest practicable date, 43,233,618 shares of the registrant’s common stock, without par value, were issued and outstanding.

Merchants Bancorp

Part I – Financial Information

Item 1. Financial Statements

Merchants Bancorp

Condensed Consolidated Balance Sheets

March 31, 2023 (Unaudited) and December 31, 2022

(In thousands, except share data)

	March 31,	December 31,
	2023	2022
Assets
Cash and due from banks	$19,002	$22,170
Interest-earning demand accounts	350,584	203,994
Cash and cash equivalents	369,586	226,164
Securities purchased under agreements to resell	3,438	3,464
Mortgage loans in process of securitization	197,074	154,194
Securities available for sale	679,518	323,337
Securities held to maturity (includes $1,106,582 and $1,118,966 at fair value, respectively)	1,104,835	1,119,078
Federal Home Loan Bank (FHLB) stock	39,130	39,130
Loans held for sale (includes $85,516 and $82,192 at fair value, respectively)	2,855,250	2,910,576
Loans receivable, net of allowance for credit losses on loans of $51,838 and $44,014, respectively	8,575,210	7,426,858
Premises and equipment, net	35,793	35,438
Servicing rights	143,867	146,248
Interest receivable	64,282	56,262
Goodwill	15,845	15,845
Intangible assets, net	1,068	1,186
Other assets and receivables	156,070	157,447
Total assets	$14,240,966	$12,615,227
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$313,733	$326,875
Interest-bearing	11,031,498	9,744,470
Total deposits	11,345,231	10,071,345
Borrowings	1,233,762	930,392
Deferred and current tax liabilities, net	32,827	19,613
Other liabilities	123,462	134,138
Total liabilities	12,735,282	11,155,488
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 75,000,000 shares
Issued and outstanding - 43,233,618 shares at March 31, 2023 and 43,113,127 shares at December 31, 2022	138,105	137,781
Preferred stock, without par value - 5,000,000 total shares authorized
7% Series A Preferred stock - $25 per share liquidation preference
Authorized - 3,500,000 shares
Issued and outstanding - 2,081,800 shares	50,221	50,221
6% Series B Preferred stock - $1,000 per share liquidation preference
Authorized - 125,000 shares
Issued and outstanding - 125,000 shares (equivalent to 5,000,000 depositary shares)	120,844	120,844
6% Series C Preferred stock - $1,000 per share liquidation preference
Authorized - 200,000 shares
Issued and outstanding - 196,181 shares (equivalent to 7,847,233 depositary shares)	191,084	191,084
8.25% Series D Preferred stock - $1,000 per share liquidation preference
Authorized - 300,000 shares
Issued and outstanding - 142,500 shares (equivalent to 5,700,000 depositary shares)	137,459	137,459
Retained earnings	875,700	832,871
Accumulated other comprehensive loss	(7,729)	(10,521)
Total shareholders' equity	1,505,684	1,459,739
Total liabilities and shareholders' equity	$14,240,966	$12,615,227

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Income (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

(In thousands, except share data)

	Three Months Ended
	March 31,
	2023	2022
Interest Income
Loans	$189,450	$72,196
Mortgage loans in process of securitization	1,648	2,245
Investment securities:
Available for sale - taxable	2,266	701
Held to maturity	15,754	—
Federal Home Loan Bank stock	427	269
Other	1,749	601
Total interest income	211,294	76,012
Interest Expense
Deposits	104,442	8,813
Borrowed funds	6,159	1,474
Total interest expense	110,601	10,287
Net Interest Income	100,693	65,725
Provision for credit losses	6,867	2,451
Net Interest Income After Provision for Credit Losses	93,826	63,274
Noninterest Income
Gain on sale of loans	6,733	17,965
Loan servicing fees, net	2,360	9,731
Mortgage warehouse fees	1,028	1,858
Syndication and asset management fees	1,212	614
Other income	2,931	4,429
Total noninterest income	14,264	34,597
Noninterest Expense
Salaries and employee benefits	22,146	21,293
Loan expenses	804	1,211
Occupancy and equipment	2,232	1,814
Professional fees	2,269	1,303
Deposit insurance expense	2,178	759
Technology expense	1,577	1,236
Other expense	3,566	3,417
Total noninterest expense	34,772	31,033
Income Before Income Taxes	73,318	66,838
Provision for income taxes	18,363	16,696
Net Income	$54,955	$50,142
Dividends on preferred stock	(8,667)	(5,728)
Net Income Allocated to Common Shareholders	46,288	44,414
Basic Earnings Per Share	$1.07	$1.03
Diluted Earnings Per Share	$1.07	$1.02
Weighted-Average Shares Outstanding
Basic	43,179,604	43,190,066
Diluted	43,290,779	43,360,034

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Net Income	$54,955	$50,142
Other Comprehensive Income (Loss):
Net change in unrealized gain/(losses) on investment securities available for sale, net of tax (expense)/benefits of $(934) and $1,650, respectively	2,792	(4,850)
Other comprehensive income (loss) for the period	2,792	(4,850)
Comprehensive Income	$57,747	$45,292

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

(In thousands, except share data)

	Three Months Ended
	March 31,
	2023		2022
	Shares	Amount	Shares	Amount
Common Stock
Balance beginning of period	43,113,127	$137,781	43,180,079	$137,565
Cash paid in lieu of fractional shares for stock split	-	-	(29)	(1)
Distribution to employee stock ownership plan	33,293	810	20,709	653
Shares issued for stock compensation plans, net of taxes withheld to satisfy tax obligations	87,198	(486)	67,017	(335)
Balance end of period	43,233,618	138,105	43,267,776	137,882

7% Series A Preferred Stock
Balance at beginning and end of period	2,081,800	50,221	2,081,800	50,221

6% Series B Preferred Stock
Balance at beginning and end of period	125,000	120,844	125,000	120,844

6% Series C Preferred Stock
Balance at beginning and end of period	196,181	191,084	196,181	191,084

8.25% Series D Preferred Stock
Balance at beginning and end of period	142,500	137,459	-	-

Retained Earnings
Balance beginning of period		832,871		657,149
Net income		54,955		50,142
Impact from adoption of ASU 2016-13 (Credit Losses)		-		(3,648)
Impact from adoption of ASU 2016-02 (Leases)		-		(110)
Dividends on 7% Series A preferred stock, $1.75 per share, annually		(910)		(910)
Dividends on 6% Series B preferred stock, $60.00 per share, annually		(1,875)		(1,875)
Dividends on 6% Series C preferred stock, $60.00 per share, annually		(2,943)		(2,943)
Dividends on 8.25% Series D preferred stock, $82.50 per share, annually		(2,939)		-
Dividends on common stock, $0.32 per share, annually in 2023 and $0.28 per share, annually in 2022		(3,459)		(3,029)
Balance end of period		875,700		694,776

Accumulated Other Comprehensive Loss
Balance beginning of period		(10,521)		(1,454)
Other comprehensive loss		2,792		(4,850)
Balance end of period		(7,729)		(6,304)

Total shareholders' equity		$1,505,684		$1,188,503

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2023 and 2022

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Operating activities:
Net income	$54,955	$50,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	686	591
Provision for credit losses	6,867	2,451
Gain on sale of loans	(6,733)	(17,965)
Proceeds from sales of loans	3,356,860	8,214,273
Loans and participations originated and purchased for sale	(3,674,484)	(7,178,991)
Purchases of low-income housing tax credits for sale	(7,932)	(6,651)
Proceeds from sale of low-income housing tax credits	8,670	—
Change in servicing rights for paydowns and fair value adjustments	4,554	(4,896)
Net change in:
Mortgage loans in process of securitization	(42,880)	244,959
Other assets and receivables	(8,116)	(15,325)
Other liabilities	7,607	8,030
Other	(1,587)	(988)
Net cash (used in) provided by operating activities	(301,533)	1,295,630
Investing activities:
Net change in securities purchased under agreements to resell	26	1,090
Purchases of securities available for sale	(353,249)	(20,002)
Purchases of securities held to maturity	(1,540)	—
Proceeds from calls, maturities and paydowns of securities available for sale	832	9,302
Proceeds from calls, maturities and paydowns of securities held to maturity	15,783	—
Purchases of loans	(98,791)	(40,672)
Net change in loans receivable	(678,522)	(187,323)
Proceeds from sale of FHLB stock	—	784
Purchases of premises and equipment	(1,041)	(3,939)
Purchase of servicing rights	—	(2,057)
Purchase of limited partnership interests	(4,580)	(6,577)
Other investing activities	906	2,245
Net cash used in investing activities	(1,120,176)	(247,149)
Financing activities:
Net change in deposits	1,273,886	(1,506,792)
Proceeds from borrowings	22,335,000	626,000
Repayment of borrowings	(22,185,180)	(780,025)
Proceeds from credit linked notes	153,546	—
Dividends	(12,126)	(8,757)
Other financing activities	5	—
Net cash provided by (used in) financing activities	1,565,131	(1,669,574)
Net Change in Cash and Cash Equivalents	143,422	(621,093)
Cash and Cash Equivalents, Beginning of Period	226,164	1,032,614
Cash and Cash Equivalents, End of Period	$369,586	$411,521
Supplemental Cash Flows Information:
Interest paid	$101,381	$10,228
Income taxes paid, net of refunds	966	(497)
Transfer of loans from loans held for sale to loans receivable	377,460	—

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

The accompanying unaudited condensed consolidated balance sheet of the Company as of December 31, 2022, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2022 in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of March 31, 2023 and the results of operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. All interim amounts have not been audited and the results of operations for the three months ended March 31, 2023, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of and for the period ended March 31, 2023 and 2022 include results from the Company, and its wholly owned subsidiaries, Merchants Bank, FMBI and MAM. Also included are Merchants Bank’s primary operating subsidiaries, MCC, MCS and MCI, as well as all direct and indirectly owned subsidiaries owned by Merchants Bancorp.

In addition, when the Company makes an equity investment in or has a relationship with an entity for which it holds a variable interest, it is evaluated for consolidation requirements under Accounting Standards Update of Topic 810. Accordingly, the entity is assessed for potential consolidation under the variable interest entity (“VIE”) model and would only consolidate those entities for which it is a primary beneficiary. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the entity, and an interest that could be significant to the entity. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size and form of the Company’s involvement with the entity are evaluated. Alternatively, under the voting interest model, it would only consolidate those entities for which it has a controlling interest. Because the variable interest investments held by the Company as of March 31, 2023 are not deemed to be primary beneficiaries or controlling interests, the entities are not consolidated and the equity method or proportional method of accounting has been applied. The Company will analyze whether its entities are the primary beneficiary on an ongoing basis. Changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment. See Note 5: Variable Interest Entities (VIEs) for additional information about VIEs.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

life of the commitment. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management’s best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. The ACL–OBCEs is adjusted through the income statement as a component of provision for credit loss.

Restricted Cash

Included in cash equivalents is an account restricted as collateral for the potential risk of loss on $158.1 million of senior credit linked notes issued by the Company in March 2023. As of March 31, 2023, there was $20.5 million in restricted cash. Also see Note 11: Borrowings.

Reclassifications

Certain reclassifications may have been made to the 2022 financial statements to conform to the financial statement presentation as of and for the three months ended March 31, 2023. These reclassifications had no effect on net income.

Note 2:   Investment Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities available for sale and held to maturity were as follows:

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available for sale:
Treasury notes	$175,766	$52	$719	$175,099
Federal agencies	299,990	—	9,659	290,331
Mortgage-backed - Government-sponsored entity (GSE)	214,086	6	4	214,088
Total securities available for sale	$689,842	$58	$10,382	$679,518
Securities held to maturity:
Mortgage-backed - Non-GSE multi-family	$867,072	$—	$285	$866,787
Mortgage-backed - Non-GSE residential	236,225	2,088	—	238,313
Mortgage-backed - Government - sponsored entity (GSE)	1,538	—	56	1,482
Total securities held to maturity	$1,104,835	$2,088	$341	$1,106,582

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available for sale:
Treasury notes	$37,234	$1	$955	$36,280
Federal agencies	284,986	—	13,096	271,890
Mortgage-backed - Government-sponsored entity (GSE)	15,167	7	7	15,167
Total securities available for sale	$337,387	$8	$14,058	$323,337
Securities held to maturity:
Mortgage-backed - Non-GSE multi-family	$871,772	$12	$—	$871,784
Mortgage-backed - Non-GSE residential	247,306	—	124	247,182
Total securities held to maturity	$1,119,078	$12	$124	$1,118,966

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At March 31, 2023 and December 31, 2022, GSE mortgage-backed securities included in the tables above are primarily backed by multi-family loans. The tables above for March 31, 2023 and December 31, 2022 primarily include securities held to maturity that were purchased following the September 2022 loan sale and securitization transactions.

Accrued interest on securities available for sale totaled $1.5 million at March 31, 2023 and $0.5 million at December 31, 2022, respectively, and is excluded from the estimate of credit losses.

Accrued interest on securities held to maturity totaled $4.4 million at March 31, 2023 and $4.3 million at December 31, 2022, respectively, and is excluded from the estimate of credit losses.

The amortized cost and fair value of available for sale securities at March 31, 2023 and December 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Securities available for sale:	(In thousands)
Within one year	$341,569	$336,159	$118,984	$115,386
After one through five years	134,187	129,271	203,236	192,784
	475,756	465,430	322,220	308,170
Mortgage-backed - Government-sponsored entity (GSE)	214,086	214,088	15,167	15,167
	$689,842	$679,518	$337,387	$323,337
Securities held to maturity:
Mortgage-backed - Non-GSE multi-family	$867,072	$866,787	$871,772	$871,784
Mortgage-backed - Non-GSE residential	236,225	238,313	—	—
Mortgage-backed - Government - sponsored entity (GSE)	1,538	1,482	247,306	247,182
	$1,104,835	$1,106,582	$1,119,078	$1,118,966

During the three months ended March 31, 2023 and 2022, no securities available for sale were sold.

The following tables show the Company’s gross unrealized losses and fair value of the Company’s investment securities with unrealized losses for which an ACL has not been recorded, aggregated by investment class and length of

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

time that individual securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022:

	March 31, 2023
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Securities available for sale:
Treasury notes	$29,757	$588	$5,862	$131	$35,619	$719
Federal agencies	14,947	53	275,385	9,606	290,332	9,659
Mortgage-backed - Government-sponsored entity (GSE)	74	2	200	2	274	4
	$44,778	$643	$281,447	$9,739	$326,225	$10,382

Securities held to maturity:
Mortgage-backed - Non-GSE multi-family	$866,787	$285	$—	$—	$866,787	$285
Mortgage-backed - Government - sponsored entity (GSE)	1,482	56	—	—	1,482	56
	$868,269	$341	$—	$—	$868,269	$341

	December 31, 2022
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Securities available for sale:
Treasury notes	$29,560	$762	$5,798	$193	$35,358	$955
Federal agencies	19,276	724	252,613	12,372	271,889	13,096
Mortgage-backed - Government-sponsored entity (GSE)	709	7	—	—	709	7
	$49,545	$1,493	$258,411	$12,565	$307,956	$14,058

Securities held to maturity:
Mortgage-backed - Non-GSE residential	247,182	124	—	—	247,182	124
	$247,182	$124	$—	$—	$247,182	$124

Allowance for Credit Losses

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation.

In evaluating securities available for sale in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized losses on the Company’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. There were no credit related factors underlying unrealized losses on available for sale debt securities at March 31, 2023 and December 31, 2022.

Securities held to maturity are comprised of non-GSE mortgage-backed securities secured by multi-family or single-family properties, and GSE mortgage-backed securities secured by multi-family properties. The GSE security is a Government National Mortgage Association (“Ginnie Mae”) mortgage-backed security and backed by the full faith and credit of the U.S. government. Accordingly, no allowance for credit losses has been recorded for this security. The non-GSE securities were purchased under securitization arrangements where a credit loss component was purchased by third party investors. These securities were evaluated for credit losses over and above the credit loss percentage sold under the arrangements, and the Company does not anticipate any such losses. Additional qualitative factors are evaluated, including the timeliness of principal and interest payments under the contractual terms of the securities. Accordingly, no allowance for credit losses has been recorded for the non-GSE securities

Note 3:   Mortgage Loans in Process of Securitization

Mortgage loans in process of securitization are recorded at fair value with changes in fair value recorded in earnings. These include multi-family rental real estate loan originations to be sold as Ginnie Mae mortgage-backed securities and Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) participation certificates, all of which are pending settlements with firm investor commitments to purchase the securities, typically occurring within 30 days. The fair value increases recorded in earnings for mortgage loans in process of securitization totaled $4.0 million and $2.8 million at March 31, 2023 and 2022, respectively.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest separately from the related loan balance in the consolidated balance sheets. Accrued interest on loans totaled $42.6 million and $35.0 million at March 31, 2023 and December 31, 2022, respectively.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

When cash payments for accrued interest are received on nonaccrual loans in each loan class, the Company records a reduction in principle on the balance of the loan. For loan modifications, interest income is recognized on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms.

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

Loan Portfolio Summary

Loans receivable at March 31, 2023 and December 31, 2022 include:

	March 31,	December 31,
	2023	2022

	(In thousands)

Mortgage warehouse lines of credit	$604,445	$464,785
Residential real estate	1,215,252	1,178,401
Multi-family financing	3,566,530	3,135,535
Healthcare financing	1,941,204	1,604,341
Commercial and commercial real estate(1)(2)	1,194,320	978,661
Agricultural production and real estate	89,516	95,651
Consumer and margin loans	15,781	13,498
	8,627,048	7,470,872
Less:
ACL-Loans	51,838	44,014

Loans Receivable	$8,575,210	$7,426,858
(1)	Includes $672.9 million and $497.0 million of revolving lines of credit collateralized primarily by single-family mortgage servicing rights as of March 31, 2023 and December 31, 2022, respectively.
(2)	Includes only $9.1 million of non-owner occupied commercial real estate as of March 31, 2023 and included only $12.8 million as of December 31, 2022.

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

As a secured repurchase agreement, collateral pledged to the Company secures each individual mortgage until the lender sells the loan in the secondary market. A traditional secured warehouse line of credit typically carries a base interest rate of the Federal Reserve’s Secured Overnight Financing Rate (“SOFR”), or mortgage note rate and a margin.

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

Commercial Lending and Commercial Real Estate Loans (CML & CRE): The commercial lending and commercial real estate portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions, as well as loans to commercial customers to finance land and improvements. It also includes loans collateralized by servicing rights and loan sale proceeds of mortgage warehouse customers. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations. Small Business Administration (“SBA”) loans are included in this category. Less than 1% of total commercial and commercial real estate loans are made up of non-owner occupied commercial real estate loans. The Company strategically focuses on loan classes that are government backed or can be sold in the secondary market.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

To calculate the allowance for expected credit losses on loans risk graded pass through special mention, the portfolio is segmented by loans with similar risk characteristics.

Loan Portfolio Segment	ACL-Loans Methodology

Mortgage warehouse lines of credit	Remaining Life Method
Residential real estate	Discounted Cash Flow
Multi-family financing	Discounted Cash Flow
Healthcare financing	Discounted Cash Flow
Commercial and commercial real estate	Discounted Cash Flow
Agricultural production and real estate	Remaining Life Method
Consumer and margin loans	Remaining Life Method

Loan characteristics used in determining the segmentation include the underlying collateral, type or purpose of the loan, and expected credit loss patterns. The estimation of expected credit losses for each segment is primarily based on historical credit loss experience. Given the Company’s modest historical credit loss experience, peer and industry data was incorporated into the measurement. Expected life of loan credit losses are quantified using discounted cash flows and remaining life methodologies.

Model results are supplemented by qualitative adjustments for risk factors relevant in assessing the expected credit losses within the portfolio segments. These adjustments may increase or decrease the estimate of expected credit losses based upon the assessed level of risk for each qualitative factor.

The models utilized and the applicable qualitative adjustments require assumptions and management judgment that can be subjective in nature. The above measurement approach is also used to estimate the expected credit losses associated with unfunded loan commitments, which also incorporates expected utilization rates.

The following table presents, by loan portfolio segment, the activity in the ACL-Loans for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31, 2023
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$1,249	$7,029	$16,781	$9,882	$8,326	$565	$182	$44,014
Provision for credit losses	415	349	3,070	1,871	2,149	(22)	(15)	7,817
Loans charged to the allowance	—	—	—	—	—	—	—	—
Recoveries of loans previously charged off	—	—	—	—	7	—	—	7
Balance, end of period	$1,664	$7,378	$19,851	$11,753	$10,482	$543	$167	$51,838

	For the Three Months Ended March 31, 2022
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$1,955	$4,170	$14,084	$4,461	$5,879	$657	$138	$31,344
Impact of adopting CECL	41	275	520	139	(1,277)	(18)	21	(299)
Provision for credit losses	(55)	102	527	1,018	431	(42)	—	1,981
Loans charged to the allowance	—	—	—	—	(931)	—	—	(931)
Recoveries of loans previously charged off	—	—	—	—	—	—	7	7
Balance, end of period	$1,941	$4,547	$15,131	$5,618	$4,102	$597	$166	$32,102

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recorded a total provision for credit losses of $6.9 million for the three months ended March 31, 2023. The $6.9 million total provision for credit losses consisted of $7.8 million for the ACL-Loans as shown above and $(0.9) million for the ACL-OBCE’s.

The Company recorded a total provision for credit losses of $2.5 million for the three months ended March 31, 2022. The $2.5 million total provision for credit losses consisted of $2.0 million for the ACL-Loans as shown above and $0.5 million for the ACL-OBCE’s.

The following table presents the allowance for loan losses and the recorded investment in loans and impairment method as of December 31, 2022:

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

The below table presents the amortized cost basis and ACL-Loans allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses:

	March 31, 2023
	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL-Loans Allocation

	(In thousands)
RES RE	$231	$—	$9	$240	$38
MF FIN	36,760	—	—	36,760	184
HC FIN	21,783	—	—	21,783	132
CML & CRE	—	4,986	1,493	6,479	1,381
AG & AGRE	147	—	—	147	1
CON & MAR	—	—	5	5	—
Total collateral dependent loans	$58,921	$4,986	$1,507	$65,414	$1,736

There have been no significant changes to the types of collateral securing the Company’s collateral dependent loans compared to March 31, 2022.

Internal Risk Categories

In adherence with policy, the Company uses the following internal risk grading categories and definitions for loans:

Pass – Loans that are considered to be of acceptable credit quality, and not classified as Special Mention, Substandard or Doubtful.

Special Mention (Watch) – This is a loan that is sound and collectable but contains potential risk. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following tables present the credit risk profile of the Company’s loan portfolio based on internal risk rating category as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	TOTAL

	(In thousands)
MTG WHLOC
Pass	$—	$—	$—	$—	$—	$—	$604,445	$604,445
Total	$—	$—	$—	$—	$—	$—	$604,445	$604,445
RES RE
Pass	3,207	13,097	8,339	24,856	3,475	12,867	1,148,709	1,214,550
Special Mention (Watch)	—	—	—	—	60	402	—	462
Substandard	—	—	—	—	—	240	—	240
Total	$3,207	$13,097	$8,339	$24,856	$3,535	$13,509	$1,148,709	$1,215,252
MF FIN
Pass	382,298	1,221,448	494,235	156,813	32,201	11,347	1,159,249	3,457,591
Special Mention (Watch)	—	32,807	16,379	8,000	—	—	14,993	72,179
Substandard	—	36,760	—	—	—	—	—	36,760
Total	$382,298	$1,291,015	$510,614	$164,813	$32,201	$11,347	$1,174,242	$3,566,530
HC FIN
Pass	93,837	1,176,484	265,032	79,805	13,682	—	207,521	1,836,361
Special Mention (Watch)	22,709	22,437	29,014	—	—	—	8,900	83,060
Substandard	—	—	21,783	—	—	—	—	21,783
Total	$116,546	$1,198,921	$315,829	$79,805	$13,682	$—	$216,421	$1,941,204
CML & CRE
Pass	23,150	130,905	85,065	22,411	22,109	19,553	881,494	1,184,687
Special Mention (Watch)	17	41	473	1,103	116	323	1,081	3,154
Substandard	—	496	2,057	586	70	632	2,638	6,479
Total	$23,167	$131,442	$87,595	$24,100	$22,295	$20,508	$885,213	$1,194,320
AG & AGRE
Pass	4,439	11,116	7,163	15,049	5,675	20,352	24,124	87,918
Special Mention (Watch)	—	14	54	462	344	551	26	1,451
Substandard	—	—	—	—	—	147	—	147
Total	$4,439	$11,130	$7,217	$15,511	$6,019	$21,050	$24,150	$89,516
CON & MAR
Pass	137	4,570	403	220	62	4,502	5,861	15,755
Special Mention (Watch)	—	—	—	19	—	2	—	21
Substandard	—	—	—	—	—	5	—	5
Total	$137	$4,570	$403	$239	$62	$4,509	$5,861	$15,781

Total Pass	$507,068	$2,557,620	$860,237	$299,154	$77,204	$68,621	$4,031,403	$8,401,307
Total Special Mention (Watch)	$22,726	$55,299	$45,920	$9,584	$520	$1,278	$25,000	$160,327
Total Substandard	$—	$37,256	$23,840	$586	$70	$1,024	$2,638	$65,414
Total Loans	$529,794	$2,650,175	$929,997	$309,324	$77,794	$70,923	$4,059,041	$8,627,048
Total Charge offs	$—	$—	$—	$—	$—	$—	$—	$—

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

The Company did not have any material revolving loans converted to term loans at March 31, 2023 or December 31, 2022.

The Company evaluates the loan risk grading system definitions and ACL-Loans methodology on an ongoing basis. No significant changes were made to either during the past year.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Delinquent Loans

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$604,445	$604,445
RES RE	2,573	2,409	918	5,900	1,209,352	1,215,252
MF FIN	—	12,975	36,760	49,735	3,516,795	3,566,530
HC FIN	—	—	21,783	21,783	1,919,421	1,941,204
CML & CRE	209	495	3,778	4,482	1,189,838	1,194,320
AG & AGRE	236	43	1,242	1,521	87,995	89,516
CON & MAR	47	1	22	70	15,711	15,781
	$3,065	$15,923	$64,503	$83,491	$8,543,557	$8,627,048

	December 31, 2022
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$464,785	$464,785
RES RE	4,053	152	272	4,477	1,173,924	1,178,401
MF FIN	—	—	—	—	3,135,535	3,135,535
HC FIN	—	—	21,783	21,783	1,582,558	1,604,341
CML & CRE	4,759	—	3,778	8,537	970,124	978,661
AG & AGRE	4,903	—	—	4,903	90,748	95,651
CON & MAR	6	24	22	52	13,446	13,498
	$13,721	$176	$25,855	$39,752	$7,431,120	$7,470,872

Nonperforming Loans

Nonaccrual loans, including modified loans that have not met the six-month minimum performance criterion, are reported as nonperforming loans. For all loan classes, it is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until three months of satisfactory borrower performance, at which time management would consider its return to accrual status. A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is doubtful under the terms of the loan agreement. Generally, this is at 90 or more days past due. The amount of interest income recognized on nonaccrual financial assets during the year ended March 31, 2023 was immaterial.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at March 31, 2023 and December 31, 2022.

	March 31,		December 31,
	2023		2022
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing

	(In thousands)
RES RE	$240	$741	$245	$96
MF FIN	36,760	—	—	—
HC FIN	21,783	—	21,783	—
CML & CRE	4,357	—	4,390	—
AG & AGRE	147	1,242	147	—
CON & MAR	5	17	6	16
	$63,292	$2,000	$26,571	$112

The Company did not have any nonperforming loans without an estimated ACL at March 31, 2023.

On January 1, 2023, the Company adopted FASB Accounting Standards Update (ASU) No. 2022-02, Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. The Company adopted the prospective approach for this new guidance. During the three months ended March 31, 2023, there was one customer experiencing financial difficulty that was modified from the original contractual terms to a delayed payment schedule. No modified loans defaulted or had a financial impact during the three months ended March 31, 2023.

The following table presents the Company’s modified loans during the three months ended March 31, 2023.

	For the Three Months Ended March 31, 2023
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable

	(In thousands)

Commercial and commercial real estate	$—	$4,357	$—	$—	$—	$—	—%
Total	$—	$4,357	$—	$—	$—	$—	—%

There were no residential loans in the process of foreclosure as of March 31, 2023 and December 31, 2022.

Loans Purchased

The Company purchased $98.8 million and $40.7 million of loans during the three months ended March 31, 2023 and 2022, respectively.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company has invested in single-family, multi-family, and healthcare debt financing entities, as well as low-income housing syndicated funds that are deemed to be VIEs. The Company has also deemed as a VIE, a real estate mortgage investment conduit (“REMIC”) trust that was established in conjunction with the September 2022 multi-family loan sale and securitization transaction. Accordingly, the entities were assessed for potential consolidation under the VIE model that requires primary beneficiaries to consolidate the entity’s results. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the entity, and an interest that could be significant to the entity. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size and form of involvement with the entity are evaluated.

At March 31, 2023 the Company determined it was not the primary beneficiary of its VIEs primarily because the Company did not have the obligation to absorb losses or the rights to receive benefits from the VIE that could potentially be significant to the VIE. Evaluation and assessment of VIEs for consolidation is performed on an ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment.

The Company’s maximum exposure to loss associated with its VIEs consists of the capital invested plus any unfunded equity commitments. These investments are recorded in other assets and other liabilities on the consolidated balance sheets. The table below reflects the size of the VIEs as well as the maximum exposure to loss in connection with these investments at March 31, 2023 and December 31, 2022.

	Total	Total	Maximum
Assets ($ in thousands)	Assets	Liabilities	Exposure to Loss

	(In thousands)
March 31, 2023
Unconsolidated VIEs	$60,466	$25,207	$60,466
December 31, 2022
Unconsolidated VIEs	$52,125	$25,564	$52,125

In addition to the table above, the Company also has a VIE in a REMIC trust that was established in September 2022 in conjunction with a loan sale and securitization. Although the trust is not recognized on the balance sheet, the maximum exposure to loss is the carrying value of the security acquired as part of the securitization transaction, which was $867.1 and $871.8 million at March 31, 2023 and December 31, 2022, respectively.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company, Merchants Bank, and FMBI to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of March 31, 2023 and December 31, 2022, that the Company, Merchants Bank, and FMBI met all capital adequacy requirements to which they were subject.

As of March 31, 2023 and December 31, 2022, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank and FMBI as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s, Merchants Bank’s, or FMBI’s category.

The Company’s, Merchants Bank’s, and FMBI’s actual capital amounts and ratios are presented in the following tables.

			Minimum		Minimum
			Amount Required		Amount To Be
			for Adequately		Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
March 31, 2023
Total capital(1) (to risk-weighted assets)
Company	$1,558,187	12.4%	$1,006,425	8.0%	$—	N/A	%
Merchants Bank	1,488,469	12.1%	986,980	8.0%	1,233,725	10.0
FMBI	36,044	11.4%	25,309	8.0%	31,636	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	1,495,800	11.9%	754,818	6.0%	—	N/A	%
Merchants Bank	1,426,815	11.6%	740,235	6.0%	986,980	8.0
FMBI	35,311	11.2%	18,981	6.0%	25,309	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	996,192	7.9%	566,114	4.5%	—	N/A	%
Merchants Bank	1,426,815	11.6%	555,176	4.5%	801,921	6.5
FMBI	35,311	11.2%	14,236	4.5%	20,563	6.5%
Tier I capital(1) (to average assets)
Company	1,495,800	11.6%	514,725	4.0%	—	N/A	%
Merchants Bank	1,426,815	11.3%	503,987	4.0%	629,983	5.0
FMBI	35,311	10.6%	13,347	4.0%	16,684	5.0%
(1)	As defined by regulatory agencies.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

			Minimum		Minimum
			Amount Required		Amount To Be
			for Adequately		Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2022
Total capital(1) (to risk-weighted assets)
Company	$1,507,968	12.2%	$992,883	8.0%	$—	N/A %
Merchants Bank	1,427,738	11.7%	975,853	8.0%	1,219,817	10.0%
FMBI	34,769	11.3%	24,703	8.0%	30,878	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	1,452,456	11.7%	744,662	6.0%	—	N/A %
Merchants Bank	1,372,941	11.3%	731,890	6.0%	975,853	8.0%
FMBI	34,054	11.0%	18,527	6.0%	24,703	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	952,848	7.7%	558,497	4.5%	—	N/A %
Merchants Bank	1,372,941	11.3%	548,917	4.5%	792,881	6.5%
FMBI	34,054	11.0%	13,895	4.5%	20,071	6.5%
Tier I capital(1) (to average assets)
Company	1,452,456	11.7%	497,604	4.0%	—	N/A %
Merchants Bank	1,372,941	11.3%	487,511	4.0%	609,389	5.0%
FMBI	34,054	10.7%	12,702	4.0%	15,878	5.0%
(1)	As defined by regulatory agencies.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

consolidated balance sheets while derivative instruments with a negative fair value are reported in other liabilities in the condensed consolidated balance sheets.

The following table presents the notional amount and fair value of interest rate locks, forward contracts, and interest rate swaps utilized by the Company at March 31, 2023 and December 31, 2022. This table excludes the fair market value adjustment on loans associated with these derivatives.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

March 31, 2023	(In thousands)		(In thousands)
Interest rate lock commitments	$32,018	Other assets/liabilities	$218	$4
Forward contracts	$29,317	Other assets/liabilities	2	235
Interest rate swaps	$57,566	Other assets/liabilities	1,694	—
			$1,914	$239

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

December 31, 2022	(In thousands)		(In thousands)
Interest rate lock commitments	$8,759	Other assets/liabilities	$28	$23
Forward contracts	$13,096	Other assets/liabilities	46	52
Interest rate swaps	$57,574	Other assets/liabilities	3,030	—
			$3,104	$75

Fair values of these derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the interest rate lock commitment and the balance sheet date. The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Derivative gain (loss) included in other income:
Interest rate lock commitments	$209	$(882)
Forward contracts (includes pair-off settlements)	(96)	3,150
Net derivative gains (loss)	$113	$2,268
Gain (loss) included in gain on sale of loans:
Interest rates swaps - change in fair value	(1,336)	—
Loans held for sale - change in fair value	1,560	—
Net gain (loss)	$224	$—

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)		(In thousands)
March 31, 2023	$77,354	Other assets/liabilities	$2,461	$2,461
December 31, 2022	$77,495	Other assets/liabilities	$3,041	$3,041

The gross gains and losses on these derivative assets and liabilities were recorded in other noninterest income and other noninterest expense in the condensed consolidated statements of income as follows:

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Gross swap gains	$580	$496
Gross swap losses	580	496
Net swap gains (losses)	$—	$—

The Company pledged $0 in collateral to secure its obligations under swap contracts at both March 31, 2023 and December 31, 2022.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2023 and December 31, 2022:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
March 31, 2023
Mortgage loans in process of securitization	$197,074	$—	$197,074	$—
Securities available for sale:
Treasury notes	175,099	175,099	—	—
Federal agencies	290,331	—	290,331	—
Mortgage-backed - Government-sponsored entity (GSE)	214,088	—	214,088	—
Loans held for sale	85,516	—	85,516	—
Servicing rights	143,867	—	—	143,867
Derivative assets - interest rate lock commitments	218	—	—	218
Derivative assets - forward contracts	2	—	2	—
Derivative assets - interest rate swaps	1,694	—	1,694	—
Derivative assets - interest rate swaps (back-to-back)	2,461	—	2,461	—
Derivative liabilities - interest rate lock commitments	4	—	—	4
Derivative liabilities - forward contracts	235	—	235	—
Derivative liabilities - interest rate swaps (back-to-back)	2,461	—	2,461	—

December 31, 2022
Mortgage loans in process of securitization	$154,194	$—	$154,194	$—
Securities available for sale:
Treasury notes	36,280	36,280	—	—
Federal agencies	271,890	—	271,890	—
Mortgage-backed - Government-sponsored entity (GSE)	15,167	—	15,167	—
Loans held for sale	82,192	—	82,192	—
Servicing rights	146,248	—	—	146,248
Derivative assets - interest rate lock commitments	28	—	—	28
Derivative assets - forward contracts	46	—	46	—
Derivative assets - interest rate swaps	3,030	—	3,030	—
Derivative assets - interest rate swaps (back-to-back)	3,041	—	3,041	—
Derivative liabilities - interest rate lock commitments	23	—	—	23
Derivative liabilities - forward contracts	52	—	52	—
Derivative liabilities - interest rate swaps (back-to-back)	3,041	—	3,041	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2023 and the year ended December 31, 2022. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Derivative Financial Instruments

The Company estimates the fair value of interest rate lock commitments based on the value of the underlying mortgage loan, quoted mortgage-backed security prices, estimates of the fair value of the servicing rights, and an estimate of the probability that the mortgage loan will fund within the terms of the interest rate lock commitment, net of expenses. With respect to its interest rate lock commitments, management determined that a Level 3 classification was most appropriate based on the various significant unobservable inputs utilized in estimating the fair value of its interest rate lock commitments. The Company estimates the fair value of forward sales commitments based on market quotes of mortgage-backed security prices for securities similar to the ones used, which are considered Level 2. The fair value of interest rate swaps is based on prices that are obtained from a third-party that uses observable market inputs, thereby supporting a Level 2 classification. Changes in fair value of the Company’s derivative financial instruments are recognized through noninterest income and/or noninterest expense on its condensed consolidated statement of income.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Servicing rights
Balance, beginning of period	$146,248	$110,348
Additions
Originated servicing	2,173	5,792
Subtractions
Paydowns	(1,698)	(2,749)
Sales of servicing	—	—
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(2,856)	7,645
Balance, end of period	$143,867	$121,036

Derivative Assets - interest rate lock commitments
Balance, beginning of period	$28	$264
Changes in fair value	190	(152)
Balance, end of period	$218	$112

Derivative Liabilities - interest rate lock commitments
Balance, beginning of period	$23	$41
Changes in fair value	(19)	730
Balance, end of period	$4	$771

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2023 and December 31, 2022.

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
March 31, 2023
Impaired loans (collateral-dependent)	$—	$—	$—	$—
December 31, 2022
Impaired loans (collateral-dependent)	$4,465	$—	$—	$4,465

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

		Valuation			Weighted
	Fair Value	Technique	Unobservable Inputs	Range	Average
	(In thousands)
At March 31, 2023:
Servicing rights - Multi-family	$109,706	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	0 - 39%	8%
Servicing rights - Single-family	$29,078	Discounted cash flow	Discount rate	9% - 10%	9%
			Constant prepayment rate	7% - 10%	7%
Servicing rights - SBA	$5,083	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	3% - 12%	8%
Derivative assets - interest rate lock commitments	$218	Discounted cash flow	Loan closing rates	51% - 99%	75%
Derivative liabilities - interest rate lock commitments	$4	Discounted cash flow	Loan closing rates	51% - 99%	75%

At December 31, 2022:
Collateral dependent loans	$4,465	Market comparable properties	Marketability discount	4% - 54%	5%
Servicing rights - Multi-family	$111,690	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	0 - 39%	8%
Servicing rights - Single-family	$29,926	Discounted cash flow	Discount rate	9% - 10%	9%
			Constant prepayment rate	7% - 10%	7%
Servicing rights - SBA	$4,632	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	3% - 12%	8%
Derivative assets - interest rate lock commitments	$28	Discounted cash flow	Loan closing rates	60% - 87%	77%
Derivative liabilities - interest rate lock commitments	$23	Discounted cash flow	Loan closing rates	60% - 87%	77%

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

valuation of servicing rights. Significant increases (decreases) in the discount rate or assumed constant prepayment rates used to value servicing rights would decrease (increase) the value derived.

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2023 and December 31, 2022.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Assets	Value	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
March 31, 2023
Financial assets:
Cash and cash equivalents	$369,586	$369,586	$369,586	$—	$—
Securities purchased under agreements to resell	3,438	3,438	—	3,438	—
Securities held to maturity	1,104,835	1,106,582	—	239,795	866,787
FHLB stock	39,130	39,130	—	39,130	—
Loans held for sale	2,769,734	2,769,734	—	2,769,734	—
Loans receivable, net	8,575,210	8,553,015	—	—	8,553,015
Interest receivable	64,282	64,282	—	64,282	—
Financial liabilities:
Deposits	11,345,231	11,343,744	7,208,222	4,135,522	—
Short-term subordinated debt	21,000	21,000	—	21,000	—
FHLB advances	859,211	858,957	—	858,957	—
Other borrowing	200,000	200,000	—	200,000	—
Credit linked notes	153,551	154,520	—	154,520	—
Interest payable	32,605	32,605	—	32,605	—

December 31, 2022
Financial assets:
Cash and cash equivalents	$226,164	$226,164	$226,164	$—	$—
Securities purchased under agreements to resell	3,464	3,464	—	3,464	—
Securities held to maturity	1,119,078	1,118,966	—	247,182	871,784
FHLB stock	39,130	39,130	—	39,130	—
Loans held for sale	2,828,384	2,828,384	—	2,828,384	—
Loans receivable, net	7,426,858	7,431,731	—	—	7,431,731
Interest receivable	56,262	56,262	—	56,262	—
Financial liabilities:
Deposits	10,071,345	10,064,941	7,082,056	2,982,885	—
Short-term subordinated debt	21,000	21,000	—	21,000	—
FHLB advances	859,392	858,984	—	858,984	—
Other borrowing	50,000	50,000	—	50,000	—
Interest payable	23,384	23,384	—	23,384	—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9: Leases

The Company has operating leases for various locations with terms ranging from one to eleven years. Some operating leases include options to extend. The extensions were included in the right-of-use asset if the likelihood of extension was fairly certain. The Company elected not to separate non-lease components from lease components for its operating leases.

The Company has operating lease right-of-use assets of $10.5 million as of March 31, 2023 and operating lease right-of-use liabilities of $11.6 million as of March 31, 2023.

Balance sheet, income statement and cash flow detail regarding operating leases follows:

	March 31, 2023	December 31, 2022
Balance Sheet	(In thousands)	(In thousands)
Operating lease right-of-of use asset (in other assets)	$10,483	$10,969
Operating lease liability (in other liabilities)	11,644	11,992

Weighted average remaining lease term (years)	6.3	6.5
Weighted average discount rate	2.68%	2.65%

Maturities of lease liabilities:
One year or less	$1,731	$2,181
Year two	2,345	2,321
Year three	1,881	1,881
Year four	1,911	1,911
Year five	1,853	1,853
Thereafter	2,902	2,902
Total future minimum lease payments	12,623	13,049
Less: imputed interest	979	1,057
Total	$11,644	$11,992

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Income Statement	(In thousands)	(In thousands)
Components of lease expense:
Operating lease cost (in occupancy and equipment expense)	$583	$367

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Cash Flow Statement	(In thousands)	(In thousands)
Supplemental cash flow information:
Operating cash flows from operating leases	$426	$283

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10: Deposits

Deposits were comprised of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31,
	2023	2022

	(In thousands)
Noninterest-bearing deposits
Demand deposits	$313,733	$326,875
Total noninterest-bearing deposits	313,733	326,875
Interest-bearing deposits
Demand deposits	$3,843,282	$3,720,363
Savings deposits	3,051,207	3,034,818
Certificates of deposit	4,137,009	2,989,289
Total interest-bearing deposits	11,031,498	9,744,470
Total deposits	$11,345,231	$10,071,345

Maturities for certificates of deposit are as follows:

March 31, 2023
(In thousands)
Due within one year	$4,004,937
Due in one year to two years	90,668
Due in two years to three years	39,683
Due in three years to four years	1,114
Due in four years to five years	585
Due in five years to six years	22
$4,137,009

Brokered deposit amounts at March 31, 2023 and December 31, 2022, were as follows:

	March 31,	December 31,
	2023	2022

	(In thousands)
Brokered certificates of deposit	$3,679,084	$2,681,198
Brokered savings deposits	51,076	81,532
Brokered deposit on demand accounts	—	13
	$3,730,160	$2,762,743

Note 11: Borrowings

Borrowings were comprised of the following at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022

	(In thousands)
Federal Reserve discount window borrowings	$200,000	$20,000
Short-term subordinated debt	21,000	21,000
FHLB advances	859,211	859,392
American Financial Exchange borrowing	—	30,000
Credit linked notes	153,551	—
Total borrowings	$1,233,762	$930,392

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On March 30, 2023, Merchants Bank of Indiana issued and sold $158.1 million senior credit linked notes, due May 26, 2028. The net proceeds of the offering were approximately $153.5 million. The repayment of principal on the notes is linked to an approximately $1.1 billion reference pool of loans originated under the Bank’s healthcare commercial real estate lending program, but the notes are not secured by the loans. The notes provide periodic payments of interest in addition to payment of principal over the life of the note and these values are tied to the performance of the loans.  Therefore, the notes effectively transfer credit risk in excess of the first 1% of losses on the reference pool of loans. The reduction in risk weighted assets provides additional balance sheet capacity and benefits capital ratios for additional growth in the existing loan pipeline. The Company will maintain the ACL associated with the loans in the reference pool on the Company’s balance sheet.

The notes accrue interest at a rate equal to SOFR plus 15.50% and interest pays monthly. As of March 31, 2023, the effective interest rate was 21.5%. However, the interest earned on the collateral account maintained by the Company for the transaction had an effective rate of 4.5%, resulting in a net effective rate of 17.0% related to the notes. The principal amount of the notes will be reduced by a portion of the Bank’s loss on such loans if one of the following occurs with respect to a loan: (i) the Bank experiences a realized loss, or (ii) an expected loss is determined for any delinquent loan at the stated maturity date or upon early redemption. However, such reduction will not occur until aggregate realized or expected losses reach more than one percent of the principal balance of the loans. The Bank has the right to redeem the notes in full upon the occurrence of certain regulatory events.

The notes are secured by a restricted collateral account which the Company is required to maintain with a third-party financial institution.  The collateral account maintains an amount equal to at least the initial aggregate unpaid principal of the notes.  As of March 31, 2023, the account included $20.5 million of restricted cash and $137.6 million of short-term Treasury securities.  These are reported as cash equivalents and securities available for sale in the consolidated balance sheets.

Note 12:   Earnings Per Share

Earnings per share were computed as follows:

	Three Month Periods Ended March 31,
	2023			2022
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$54,955			$50,142
Dividends on preferred stock	(8,667)			(5,728)
Net income allocated to common shareholders	$46,288			$44,414
Basic earnings per share		43,179,604	$1.07		43,190,066	$1.03
Effect of dilutive securities-restricted stock awards		111,175			169,968
Diluted earnings per share		43,290,779	$1.07		43,360,034	$1.02

Note 13:   Share-Based Payment Plans

Equity-based incentive awards for Company officers are currently issued pursuant to the 2017 Equity Incentive Plan (the “2017 Incentive Plan”). During the three months ended March 31, 2023 and March 31, 2022, the Company issued 84,335 and 64,962 shares, respectively.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During 2018, the Compensation Committee of the Board of Directors approved a plan for non-executive directors to receive a portion of their annual retainer fees in the form of shares of common stock equal to $10,000, rounded up to the nearest whole share. In January 2021, the Board of Directors amended the plan for nonexecutive directors to receive a portion of their annual fees, issued quarterly, in the form of restricted common stock equal to $50,000 per member, rounded up to the nearest whole share, to be effective after the Company’s annual meeting of shareholders held in May 2021. Accordingly, there were 2,863 and 2,055 shares, issued to non-executive directors during the three months ended March 31, 2023 and March 31, 2022, respectively.

The Company established an employee stock ownership plan (“ESOP”) effective as of January 1, 2020 to provide certain benefits for all employees who meet certain requirements. Expense recognized for the contribution to the ESOP totaled $810,000 and $653,000 for the three months ended March 31, 2023 and March 31, 2022, respectively. The Company contributed 33,293 shares and 20,709 shares to the ESOP for the three months ended March 31, 2023 and March 31, 2022, respectively.

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

The tables below present selected business segment financial information for the three months ended March 31, 2023 and 2022.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

Three Months Ended March 31, 2023	(In thousands)
Interest income	$1,106	$42,318	$166,726	$1,144	$211,294
Interest expense	—	27,794	84,526	(1,719)	110,601
Net interest income	1,106	14,524	82,200	2,863	100,693
Provision for credit losses	—	1,364	5,503	—	6,867
Net interest income after provision for credit losses	1,106	13,160	76,697	2,863	93,826
Noninterest income	16,597	1,033	(1,189)	(2,177)	14,264
Noninterest expense	14,631	2,755	10,170	7,216	34,772
Income (loss) before income taxes	3,072	11,438	65,338	(6,530)	73,318
Income taxes	1,106	2,797	16,031	(1,571)	18,363
Net income (loss)	$1,966	$8,641	$49,307	$(4,959)	$54,955
Total assets	$341,487	$3,318,491	$10,430,293	$150,695	$14,240,966

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

Three Months Ended March 31, 2022	(In thousands)
Interest income	$257	$20,329	$53,725	$1,701	$76,012
Interest expense	—	2,021	8,517	(251)	10,287
Net interest income	257	18,308	45,208	1,952	65,725
Provision for credit losses	—	(207)	2,658	—	2,451
Net interest income after provision for credit losses	257	18,515	42,550	1,952	63,274
Noninterest income	32,186	1,860	2,189	(1,638)	34,597
Noninterest expense	16,531	2,926	6,574	5,002	31,033
Income (loss) before income taxes	15,912	17,449	38,165	(4,688)	66,838
Income taxes	4,420	4,290	9,401	(1,415)	16,696
Net income (loss)	$11,492	$13,159	$28,764	$(3,273)	$50,142
Total assets	$293,286	$2,863,907	$6,409,943	$83,456	$9,650,592

Note 15:   Recent Accounting Pronouncements

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

The updates in ASU 2022-02 are effective for interim and annual periods beginning after December 15, 2022.  The Company adopted this new guidance as of January 1, 2023, but does not expect it to have a material impact on the Company’s financial position or results of operations.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 or “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q or the following:

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

Merchants Bancorp

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at March 31, 2023 and results of operations for the three months ended March 31, 2023 and 2022, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this Form 10-Q.

The words “the Company,” “we,” “our,” and “us” refer to Merchants Bancorp and its consolidated subsidiaries, unless we indicate otherwise.

Financial Highlights for the Three Months Ended March 31, 2023

●	Net income of $55.0 million increased $4.8 million, or 10%, compared to the three months ended March 31, 2022. The increase was primarily driven by a $35.0 million, or 53%, increase in net interest income that was partially offset by a $11.2 million, or 63%, decrease in gain on sale of loans, a $7.4 million, or 76%, decrease in loan servicing fees, and a $4.4 million, or 180%, increase in provision for credit losses.
●	Diluted earnings per share of $1.07 increased 5% compared to the three months ended March 31, 2022.
●	Results included a $2.9 million negative fair market value adjustment to servicing rights compared to a $7.6 million positive adjustment in the three months ended March 31, 2022.
●	Total assets of $14.2 billion increased 48% compared to March 31, 2022, and increased 13% compared to December 31, 2022.
●	Loans receivable of $8.6 billion, net of allowance for credit losses on loans, increased $2.6 billion, or 43%, compared to March 31, 2022, and increased $1.1 billion, or 15%, compared to December 31, 2022.
●	Net interest margin was 3.27% compared to 2.62% for the three months ended March 31, 2022.
●	Efficiency ratio was 30.3% compared to 30.9% for the three months ended March 31, 2022.
●	As of March 31, 2023, the Company had $4.0 billion in unused borrowing capacity with the Federal Home Loan Bank and the Federal Reserve Discount window, based on available collateral.
●	The Company’s most liquid assets are in unrestricted cash, short-term investments, including interest-bearing demand deposits, mortgage loans in process of securitization, loans held for sale, and warehouse lines of credit included in loans receivable. Taken together, with unused borrowing capacity, these totaled $7.8 billion, or 55%, of the $14.2 billion in total assets as of March 31, 2023.
●	Uninsured deposits totaled approximately $2 billion as of March 31, 2023, representing less than 25% of total deposits. Since 2018, the Company has offered its customers an opportunity to insure balances in excess of $250,000 through our Insured Cash Sweep program that extends FDIC protection up to $100 million. The balance of deposits in this program was $1.6 billion as of March 31, 2023.
●	As of March 31, 2023, approximately 93% of the total net loans at Merchants Bank reprice within three months, which reduces the risk of market rate increases.
●	Tangible book value per common share of $22.88 increased 22% compared to $18.70 for the three months ended March 31, 2022.

Merchants Bancorp

●	Quarterly dividends of $0.08 per common share increased 14% compared to the three months ended March 31, 2022.
●	On March 30, 2023, the Company issued and sold $158.1 million senior credit linked notes, due May 26, 2028. The net proceeds of the offering were approximately $153.5 million and resulted in a reduction of risk-weighted assets, which will benefit regulatory capital ratios to support loan growth.
●	The volume of warehouse loans funded during the three months ended March 31, 2023 amounted to $5.4 billion, a decrease of $3.9 billion, or 42%, compared to the three months ended March 31, 2022. This compared to the 52% industry decrease in single-family residential loan volumes for the three months ended March 31, 2023 to the same period in 2022, according to an estimate of industry volume by the Mortgage Bankers Association.
●	The volume of loans originated and acquired for sale in the secondary market through our multi-family business decreased by $427.5 million, or 79%, to $114.1 million, compared to $541.6 million for the three months ended March 31, 2022.

Business Overview

We are a diversified bank holding company headquartered in Carmel, Indiana and registered under the Bank Holding Company Act of 1956, as amended. We currently operate in multiple business segments, including Multi-family Mortgage Banking that offers multi-family housing and healthcare facility financing and servicing, as well as syndicated low-income housing tax credit and debt funds; Mortgage Warehousing that offers mortgage warehouse financing, commercial loans, and deposit services; and Banking that offers portfolio lending for multi-family and healthcare facility loans, retail and correspondent residential mortgage banking, agricultural lending, Small Business Administration (“SBA”) lending, and traditional community banking.

Our business consists primarily of funding fixed rate, low risk, multi-family, residential and SBA loans meeting underwriting standards of government programs under an originate to sell model, and retaining adjustable rate loans as held for investment to reduce interest rate risk. The gain on sale of these loans and servicing fees contribute to noninterest income. The funding source is primarily from mortgage custodial, municipal, retail, commercial, brokered deposits, and short-term borrowing. We believe that the combination of net interest income and noninterest income from the sale of low risk profile assets results in lower than industry charge offs and a lower expense base, which serves to maximize net income and higher than industry shareholder return.

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

The estimates and judgments that management believes have the most effect on its reported financial position and results of operations are set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since those reported for the year ended December 31, 2022.

Merchants Bancorp

Financial Condition

As of March 31, 2023, we had approximately $14.2 billion in total assets, $11.3 billion in deposits, and $1.5 billion in total shareholders’ equity. Total assets as of March 31, 2023 included approximately $369.6 million of cash and cash equivalents, $2.9 billion of loans held for sale and $8.6 billion of loans receivable, net of ACL-Loans. Assets also included $197.1 million of mortgage loans in the process of securitization that represent pre-sold multi-family rental real estate loan originations in primarily Government National Mortgage Association (“GNMA”) mortgage-backed securities pending settlements that typically occur within 30 days. There were also $1.1 billion in securities held to maturity and $679.5 million in securities available for sale that are match funded with related custodial deposits. There are restrictions on the types of securities we hold, as these are funded by certain custodial deposits where we set the cost of deposits based on the yield of the related securities. Servicing rights at March 31, 2023 were $143.9 million based on the fair value of the loan servicing, which are primarily GNMA multi-family servicing rights with 10-year call protection.

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

Total Assets.   Total assets increased $1.6 billion, or 13%, to $14.2 billion at March 31, 2023 from $12.6 billion at December 31, 2022. The increase was due primarily to significant growth in the multi-family and healthcare loan portfolios.

Cash and Cash Equivalents.  Cash and cash equivalents increased $143.4 million, or 63%, to $369.6 million at March 31, 2023 from $226.2 million at December 31, 2022. The 63% increase reflected higher liquidity to fund anticipated loan growth. Included in cash equivalents was $20.5 million in restricted cash associated with the March 2023 issuance of senior credit linked notes described in Note: 10 Borrowings.

Mortgage Loans in Process of Securitization.  Mortgage loans in process of securitization increased $42.9 million, or 28%, to $197.1 million at March 31, 2023, from $154.2 million at December 31, 2022. These represent loans that our banking subsidiary, Merchants Bank, has funded and are held pending settlement, primarily as GNMA mortgage-backed securities with a firm investor commitment to purchase the securities. The 28% increase was primarily due to an increase in the volume of loans that had not yet settled with government agencies.

Securities Available for Sale.   Securities available for sale increased $356.2 million, or 110%, to $679.5 million at March 31, 2023 from $323.3 million at December 31, 2022. The increase in securities available for sale was primarily due to purchases of $353.2 million, offset by calls, maturities, sales and repayments of securities totaling $0.8 million and a decrease of unrealized loss on securities of $3.7 million during the period.

As of March 31, 2023, Accumulated Other Comprehensive Losses (“AOCI”) of $7.7 million, related to securities available for sale, decreased $2.8 million, or 27%, compared to losses of $10.5 million at December 31, 2022. The $7.7 million of AOCI losses as of March 31, 2023 represented less than 1% of total equity and 1% of total securities available for sale.

Securities Held to Maturity. Securities held to maturity decreased $14.2 million, or 1%, to $1.1 billion at March 31, 2023 from December 31, 2022. The decrease was primarily due to purchases of $1.5 million offset by repayments of securities totaling $15.8 million during the period. The majority of these securities were acquired in September 2022 as part of a private securitization of originated loans described in Note 5: Loans and Allowance for Credit Losses on Loans. The remaining securities were primarily acquired in December 2022 as part of a securitization by an external related party.

Loans Held for Sale.   Loans held for sale, comprised primarily of single-family residential real estate loan participations that meet Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), or Ginnie Mae (“GNMA”) eligibility, decreased $55.3 million, or 2%, to $2.9 billion at March 31, 2023 compared to December 31, 2022. The decrease in loans held for sale was due primarily to a decrease in

Merchants Bancorp

warehouse participations, as the industry experienced lower volume associated with the recent increase in market interest rates.

Loans Receivable, Net.   Loans receivable, net, which are comprised of loans held for investment, increased $1.1 billion, or 15%, to $8.6 billion at March 31, 2023 compared to December 31, 2022. The increase in net loans was comprised primarily of:

●	an increase of $431.0 million, or 14%, in multi-family financing loans, to $3.6 billion at March 31, 2023,
●	an increase of $336.9 million, or 21%, in healthcare financing loans, to $1.9 billion at March 31, 2023,
●	an increase of $215.7 million, or 22%, in commercial and commercial real estate, to $1.2 billion at March 31, 2023,
●	an increase of $139.7 million, or 30%, in mortgage warehouse lines of credit, to $604.4 million at March 31, 2023,
●	an increase of $36.9 million, or 3%, in residential real estate, to $1.2 billion at March 31, 2023.

The $431.0 million increase in multi-family financing was due to higher origination volume for construction, bridge and other loans generated through our multi-family segment that will remain on our balance sheet until they convert to permanent financing or are otherwise paid off over an average of one to three years.

The $336.9 million increase in healthcare financing was due to transfers of loans previously in loans held for sale, associated with our credit link note transaction.

The $215.7 million increase in commercial and commercial real estate was primarily due to an increase in warehouse revolving lines of credit collateralized primarily by single-family mortgage servicing rights during the period.

As of March 31, 2023, approximately 93% of the total net loans at Merchants Bank reprice within three months, which reduces the risk of market rate increases.

Allowance for Credit Losses on Loans (“ACL-Loans”). The ACL-Loans of $51.8 million at March 31, 2023 increased $7.8 million, or 18%, compared to December 31, 2022, primarily reflecting increases associated with loan growth and portfolio mix.

Also influencing the overall level of the ACL-Loans is our differentiated strategy to typically hold loans with shorter durations and to maintain strict underwriting standards that enable us to sell the majority of our loans under government programs.

Goodwill.   Goodwill of $15.8 million at March 31, 2023 remained unchanged compared to December 31, 2022. At this time, we do not believe there exists any impairment to goodwill or intangible assets.

Servicing Rights.   Servicing rights decreased $2.4 million, or 2%, to $143.9 million as of March 31, 2023 compared to December 31, 2022. During the three months ended March 31, 2023, a fair value decrease of $2.9 million, and paydowns of $1.7 million were partially offset by originated and purchased servicing of $2.2 million. The $2.9 million negative fair market value adjustment reflected $2.2 million for multi-family mortgages and $0.7 million for single-family and SBA mortgages and during the three months ended March 31, 2023. Servicing rights are recognized in connection with sales of loans when we retain servicing of the sold loans, as well as upon purchases of loan servicing portfolios. The servicing rights are recorded and carried at fair value. The fair value decrease recorded during the three months ended March 31, 2022 was driven by lower interest rates that impacted fair market value adjustments. The value

Merchants Bancorp

of servicing rights generally increases in rising interest rate environments and declines in falling interest rate environments due to expected prepayments.

Deposits.   Deposits increased $1.3 billion, or 13%, to $11.3 billion at March 31, 2023 from $10.1 billion at December 31, 2022. The increase was primarily due to a $1.0 billion increase in brokered certificates of deposit. Total certificates of deposit increased $1.1 billion, demand deposits increased $109.8 million, savings deposits increased $16.4 million. As of March 31, 2023, approximately 74% of the total deposits at Merchants Bank reprice within three months.

Uninsured deposits totaled approximately $2 billion as of March 31, 2023, representing less than 25% of total deposits. Since 2018, the Company has offered its customers an opportunity to insure balances in excess of $250,000 through our Insured Cash Sweep program that extends FDIC protection up to $100 million. The balance of deposits in this program was $1.6 billion as of March 31, 2023.

We have increased our use of brokered deposits by $1.0 billion, or 35%, to $3.7 billion at March 31, 2023 compared to December 31, 2022. Brokered deposits represented 33% of total deposits at March 31, 2023, compared to 27% of total deposits at December 31, 2022. As of March 31, 2023, brokered certificates of deposit had a weighted average remaining duration of 70 days.

●	Brokered certificates of deposit accounts increased $1.0 billion, or 37%, to $3.7 billion at March 31, 2023 compared to December 31, 2022.
●	Brokered savings deposits decreased $30.5 million, or 37%, to $51.1 million at March 31, 2023 compared to December 31, 2022.

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

Compared to December 31, 2022, interest-bearing deposits increased $1.3 billion, or 13%, to $11.0 billion at March 31, 2023, and noninterest-bearing deposits decreased $13.1 million, or 4%, to $313.7 million at March 31, 2023.

Borrowings.   Borrowings totaled $1.2 billion as of March 31, 2023, an increase of $303.4 million, or 33%, from December 31, 2023. The increase was primarily due to a $180.0 million increase in the usage of the Federal Reserve’s discount window and the issuance of $158.1 million senior credit linked notes described in Note 11: Borrowings. Depending on rates and timing, borrowing can be a more effective liquidity management alternative than utilizing brokered certificates of deposits. The Company primarily utilizes borrowing facilities from the FHLB, the Federal Reserve’s discount window, and the American Financial Exchange (“AFX”).

The Company continues to have significant borrowing capacity based on available collateral. As of March 31, 2023, unused lines of credit totaled $4.0 billion, compared to $3.1 billion at December 31, 2022.

Total Shareholders’ Equity.   Total shareholders’ equity was $1.5 billion as of March 31, 2023. The $45.9 million increase compared to December 31, 2022 resulted primarily from the net income of $55.0 million, which was partially offset by dividends paid on common and preferred shares of $12.1 million during the period.

Asset Quality

Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $65.3 million, or 0.76%, of total loans at March 31, 2023, compared to $26.7 million, or 0.36%, of total loans at December 31, 2022 and

Merchants Bancorp

$4.7 million, or 0.08%, at March 31, 2022. The increase compared to March 31, 2022 was due to the delinquency of one multi-family customer and one healthcare customer.

As a percentage of nonperforming loans, the ACL-Loans was 79% at March 31, 2023 compared to 165% at December 31, 2022 and 683% at March 31, 2022. The changes compared to both periods were primarily due to the changes in the nonperforming loans.

Total loans greater than 30 days past due were $83.5 million at March 31, 2023, $39.8 million at December 31, 2022, and $13.6 million at March 31, 2022. The increase compared to March 31, 2022 was due to the delinquency of one multi-family customer and one healthcare customer.

Special Mention (Watch) loans were $160.3 million at March 31, 2023, compared to $137.8 million at December 31, 2022 and $144.4 million at March 31, 2022.

During the three months ended March 31, 2023, there were $0 of charge-offs and $7,000 of recoveries, compared to $931,000 of charge-offs and $7,000 of recoveries for the three months ended March 31, 2022.

Comparison of Operating Results for the Three Months Ended March 31, 2023 and 2022

General.   Net income of $55.0 million for the three months ended March 31, 2023 increased by $4.8 million, or 10%, compared to the three months ended March 31, 2022, primarily driven by a $35.0 million, or 53%, increase in net interest income that was partially offset by a $11.2 million, or 63%, decrease in gain on sale of loans, a $7.4 million, or 76%, decrease in loan servicing fees, and a $4.4 million, or 180%, increase in provision for credit losses. Results for the first three months of 2023 included a $2.9 million negative fair market value adjustment to servicing rights compared to a $7.6 million positive adjustment in the first three months of 2022.

Net Interest Income.   Net interest income increased $35.0 million, or 53%, to $100.7 million for the three months ended March 31, 2023, compared with the three months ended March 31, 2022. The increase reflected higher yields and average balances on loans and loans held for sale, as well as new balances of securities held to maturity, which were partially offset by higher interest rates on deposits and borrowings. The interest rate spread of 2.76% for the three months ended March 31, 2023 increased 21 basis points compared to 2.55% for the three months ended March 31, 2022.

Our net interest margin increased 65 basis points, to 3.27%, for the three months ended March 31, 2023 from 2.62% for the three months ended March 31, 2022. The increase in net interest margin reflected higher yields and average loan balances that were partially offset by higher rates on higher average deposit balances.

Interest Income.   Interest income increased $135.3 million, or 178%, to $211.3 million for the three months ended March 31, 2023, compared with $76.0 million for the three months ended March 31, 2022. The $135.3 million increase in interest income was primarily attributable to a $117.3 million increase from loans and loans held for sale and a $15.8 million increase from securities held to maturity. This increase was primarily due to an increase in both yields and average balances of loans and loans held for sale, as well as new balances in securities held to maturity.

●	The average balance of loans, including loans held for sale, during the three months ended March 31, 2023 increased $2.5 billion, or 32%, to $10.6 billion compared to the three months ended March 31, 2022, while the average yield on loans increased 361 basis points, to 7.25%, for the three months ended March 31, 2023, compared to 3.64% for the three months ended March 31, 2022. The increase in average balances of loans and loans held for sale was primarily due to increases in healthcare and multi-family loans during the period.
●	The average balance of securities held to maturity increased $1.1 billion, at an average yield of 5.73%, as they were all acquired since March 31, 2022. The $1.1 billion increase was primarily driven by the purchase of a security backed by multi-family loans originated by Merchants.

Merchants Bancorp

●	The average balance of securities available for sale increased $140.0 million, or 46%, to $445.6 million for the three months ended March 31, 2023 from $305.6 million for the three months ended March 31, 2022, while the average yield increased 113 basis points, to 2.06%, for the three months ended March 31, 2023.
●	The average balance of interest-earning deposits and other decreased $1.3 billion, or 87%, to $184.5 million for the three months ended March 31, 2023 from $1.5 billion for the three months ended March 31, 2022, while the average yield increased 454 basis points, to 4.78%, for the three months ended March 31, 2023.
●	The average balance of mortgage loans in process of securitization decreased $189.7 million, or 54%, to $159.3 million for the three months ended March 31, 2023, compared to $349.0 million for the three months ended March 31, 2022, while the average yield increased 158 basis points to 4.19% for the three months ended March 31, 2023.

Interest Expense.   Total interest expense increased $100.3 million, or 975%, to $110.6 million for the three months ended March 31, 2023, compared with $10.3 million for the three months ended March 31, 2022.

Interest expense on deposits increased $95.6 million, or 1,085%, to $104.4 million for the three months ended March 31, 2023, from $8.8 million for the three months ended March 31, 2022. The increase was primarily due to higher rates for interest-bearing checking, certificates of deposit, and money market accounts, as well as higher average balances of certificates of deposits.

●	The average balance of interest-bearing checking accounts was $4.1 billion for the three months ended March 31, 2023, which increased $36.4 million, or 1%, compared to the three months ended March 31, 2022. The average yield of interest-bearing checking was 4.07% for the three months ended March 31, 2023, which was a 385 basis point increase compared to 0.22% for the three months ended March 31, 2022.
●	The average balance of certificates of deposits was $3.3 billion for the three months ended March 31, 2023, which increased $2.2 million, or 208%, compared to the three months ended March 31, 2022. The average yield of certificates of deposits was 4.26% for the three months ended March 31, 2023, which was a 376 basis point increase compared to 0.50% for the three months ended March 31, 2022.
●	The average balance of money market accounts of $2.8 billion for the three months ended March 31, 2023 increased $137.5 million, or 5%, compared to the three months ended March 31, 2022. The average yield of money market accounts was 4.07% for the three months ended March 31, 2023, which was a 328 basis point increase compared to 0.79% for the three months ended March 31, 2022.

Interest expense on borrowings increased $4.7 million, or 318%, to $6.2 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was due primarily to a 416 basis point increase in the average cost of borrowings to 5.17%, compared to 1.01% for the three months ended March 31, 2022. Also included in borrowings, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 4.82% and 0.35%, to an effective rate of 5.17% and 1.01% for the three months ended March 31, 2023 and 2021, respectively.

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

	Three Months Ended March 31,
	2023			2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-bearing deposits, and other	$184,470	$2,176	4.78%	$1,460,486	$870	0.24%
Securities available for sale - taxable	445,614	2,266	2.06%	305,600	701	0.93%
Securities held to maturity	1,115,243	15,754	5.73%	—	—	—%
Mortgage loans in process of securitization	159,333	1,648	4.19%	349,027	2,245	2.61%
Loans and loans held for sale	10,595,669	189,450	7.25%	8,049,877	72,196	3.64%
Total interest-earning assets	12,500,329	211,294	6.86%	10,164,990	76,012	3.03%
Allowance for credit losses on loans	(45,190)			(31,023)
Noninterest-earning assets	430,596			302,481
Total assets	$12,885,735			$10,436,448

Liabilities/Equity:
Interest-bearing checking	$4,052,081	$40,647	4.07%	$4,015,709	$2,204	0.22%
Savings deposits	237,289	265	0.45%	230,702	33	0.06%
Money market	2,848,500	28,608	4.07%	2,710,961	5,252	0.79%
Certificates of deposit	3,322,991	34,922	4.26%	1,080,438	1,324	0.50%
Total interest-bearing deposits	10,460,861	104,442	4.05%	8,037,810	8,813	0.44%
Borrowings	482,723	6,159	5.17%	589,597	1,474	1.01%
Total interest-bearing liabilities	10,943,584	110,601	4.10%	8,627,407	10,287	0.48%
Noninterest-bearing deposits	304,119			518,140
Noninterest-bearing liabilities	141,422			117,064
Total liabilities	11,389,125			9,262,611
Equity	1,496,610			1,173,837
Total liabilities and equity	$12,885,735			$10,436,448
Net interest income		$100,693			$65,725
Interest rate spread			2.76%			2.55%
Net interest-earning assets	$1,556,745			$1,537,583
Net interest margin			3.27%			2.62%
Average interest-earning assets to average interest-bearing liabilities			114.23%			117.82%

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

Merchants Bancorp

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Three Months Ended March 31, 2023
	compared to March 31, 2022
	Increase (Decrease)
	Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits and other	$(760)	$2,066	$1,306
Securities available for sale - taxable	321	1,244	1,565
Securities held to maturity	15,754	—	15,754
Mortgage loans in process of securitization	(1,220)	623	(597)
Loans and loans held for sale	22,832	94,422	117,254
Total interest income	36,927	98,355	135,282
Interest expense
Deposits
Interest-bearing checking	20	38,423	38,443
Savings deposits	1	231	232
Money market deposits	266	23,090	23,356
Certificates of deposit	2,748	30,850	33,598
Total Deposits	3,035	92,594	95,629
Borrowings	369	4,316	4,685
Total interest expense	3,404	96,910	100,314
Net interest income	$33,523	$1,445	$34,968

Provision for Credit Losses.   We recorded a provision for credit losses of $6.9 million for the three months ended March 31, 2023, an increase of $4.4 million, or 180%, over the three months ended March 31, 2022. The $6.9 million provision for credit losses consisted of a $7.8 million increase for the ACL-Loans and a reduction of $0.9 million for the ACL-OBCE’s. The ACL-Loans was $51.8 million, or 0.60% of total loans, at March 31, 2023, compared to $44.0 million, or 0.59% of total loans, at December 31, 2022, and $32.1 million, or 0.53%, at March 31, 2022. The increases in the ACL-Loans compared to both prior periods reflected increases associated with loan growth and portfolio mix. Of the $19.7 million increase in the ACL-Loans since March 31, 2022, $15.9 million, or 81%, was attributable to loan growth during the period. Additional details are provided in the ACL-Loans portion of the Comparison of Financial Condition at March 31, 2023 and December 31, 2022 and in Note 4: Loans and Allowance for Credit Losses on Loans.

Noninterest Income.   Noninterest income decreased $20.3 million, or 59%, to $14.3 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease was primarily due to a $11.2 million, or 63%, decrease in gain on sale of loans resulting from higher interest rates across the industry that have led lower volumes sold in the secondary market. A $7.4 million, or 76%, decrease in loan servicing fees also contributed to the lower noninterest income. Loan servicing fees included a $2.9 million negative fair market value adjustment to servicing rights for the three months ended March 31, 2023, compared to a $7.6 million positive adjustment to fair value of servicing rights for the three months ended March 31, 2022.

Merchants Bancorp

A summary of the gain on sale of loans for the three months ended March 31, 2023 and 2022 is below:

	Gain on Sale of Loans
	Three Months Ended
	March 31,	March 31,
	2023	2022

	(in thousands)
Loan Type
Multi-family	$4,920	$14,953
Single-family	277	457
Small Business Association (SBA)	1,536	2,555
Total	$6,733	$17,965

Noninterest Expense.   Noninterest expense increased $3.7 million, or 12%, to $34.8 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was due primarily to a $1.4 million, or 187%, increase in FDIC deposit insurance expenses reflecting our growth in assets, as well as a $1.0 million, or 74%, increase in professional fees. The efficiency ratio was at 30.3% in the three months ended March 31, 2023, compared with 30.9% in the three months ended March 31, 2022.

Income Taxes.   Income tax expense increased $1.7 million, or 10%, to $18.4 million for the three months ended March 31, 2023 from the three months ended March 31, 2022. The increase was due primarily to a 10% increase in pretax income period to period. The effective tax rate was 25.0% for the three months ended March 31, 2023 and March 31, 2022.

Our Segments

We operate in three primary segments: Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. The reportable segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company.  The Multi-family Mortgage Banking segment originates and services government sponsored mortgages for multi-family and healthcare facilities.  It is also a fully integrated syndicator of low-income housing tax credit and debt funds.  As one of the top ranked agency lenders in the nation, our licenses with Fannie Mae, Freddie Mac, and FHA, coupled with our bank financing products, provide sponsors custom beginning-to-end financing solutions that adapt to an ever-changing market. We are also one of the largest GNMA servicers in the country based on aggregate loan principal value. As of March 31, 2023 the Company’s total servicing portfolio had an unpaid principal balance of $22.5 billion, primarily managed in the Multi-Family Mortgage Banking segment. Included in this amount was an unpaid principal balance of loans serviced for others of $13.2 billion, an unpaid principal balance of loans sub-serviced for others of $2.0 billion, and other servicing balances of $0.7 billion at March 31, 2023. These loans are not included in the accompanying balance sheets. The Company also manages $6.6 billion of loans for customers that have loans on the balance sheet at March 31, 2023. The servicing portfolio is primarily GNMA, Fannie Mae, and Freddie Mac loans and is a significant source of our noninterest income and deposits.

Our Mortgage Warehousing segment funds agency eligible loans for non-depository financial institutions from the date of origination or purchase until the date of sale to an investor, which typically takes less than 30 days and is a significant source of our net interest income, loans, and deposits. Mortgage Warehousing has grown to fund over $111 billion in 2020, $78 billion in 2021, $33.2 billion in 2022, and $5.4 billion in the three months ended March 31, 2023. Mortgage Warehousing also provides commercial loans and collects deposits related to the mortgage escrow accounts of its customers.

The Banking segment includes retail banking, commercial lending, agricultural lending, retail and correspondent residential mortgage banking, and SBA lending. Banking operates primarily in Indiana and Illinois, except for correspondent mortgage banking which, like Multi-family Mortgage Banking and Mortgage Warehousing, is a national

Merchants Bancorp

business. The Banking segment has a well-diversified customer and borrower base and has experienced significant growth over the past three years.

Our segments diversify the net income of Merchants Bank and provide synergies across the segments. The strategic opportunities include that MCC loans are funded by the Merchant Banking segment and the Banking segment provides GNMA custodial services to MCC. The securities available for sale funded by MCC custodial deposits, as well as loans generated by Merchants Bank, are pledged to the FHLB to provide borrowing capacity during periods of high residential loan volume for Mortgage Warehousing. Mortgage Warehousing provides leads to correspondent residential lending in the banking segment. MCC also provides leads to Merchants Bank for core deposit opportunities. Retail and commercial customers provide cross selling opportunities within the banking segment. These and other synergies form a part of our strategic plan.

For the three months ended March 31, 2023 and 2022, we had total net income of $55.0 million and $50.1 million, respectively. Net income for our three segments for the respective periods was as follows:

	For the Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Multi-family Mortgage Banking	$1,966	$11,492
Mortgage Warehousing	8,641	13,159
Banking	49,307	28,764
Other	(4,959)	(3,273)

Total	$54,955	$50,142

Multi-family Mortgage Banking.   The Multi-family Mortgage Banking segment reported net income of $2.0 million for the three months ended March 31, 2023, a decrease of $9.5 million, or 83%, from net income of $11.5 million reported for the three months ended March 31, 2022. The decrease in net income was primarily due to $12.9 million lower gain on sale of loans associated with higher interest rates. The lower noninterest income was partially offset by lower noninterest expense of $1.9 million from lower salaries and employee benefits, including commissions.

The results included a $2.2 million negative fair market value adjustment to servicing rights for the three months ended March 31, 2023, compared to a $3.3 million positive adjustment to fair value of servicing rights for the three months ended March 31, 2022.

Mortgage Warehousing.   The Mortgage Warehousing segment reported net income of $8.6 million for the three months ended March 31, 2023, a decrease of $4.5 million, or 34%, over the three months ended March 31, 2022. The decrease in net income reflected lower net interest income and mortgage warehouse fees as industry volumes declined as market interest rates increased.

There was a 42% decrease in warehouse loan volume of $5.4 billion compared to $9.3 billion for the three months ended March 31, 2022, which was less than the industry volume decreases of 52%, according to the Mortgage Bankers Association.

Banking.   The Banking segment reported net income of $49.3 million for the three months ended March 31, 2023, an increase of $20.5 million, or 71%, over the three months ended March 31, 2022. The increase in net income was primarily due to $37.0 million higher net interest income from higher yields and average balances that was partially offset by higher provision for income taxes of $6.6 million on higher income.

Merchants Bancorp

The results included a $0.7 million negative fair market value adjustment to servicing rights for the three months ended March 31, 2023, compared to a $4.3 million positive adjustment to fair value of servicing rights for the three months ended March 31, 2022.

Liquidity and Capital Resources

Liquidity.

Recent bank failures have had minimal impact to our deposit base or operations. Our liquidity remains strong and has continued to expand organically, without the need to utilize the Federal Reserve’s Bank Term Funding Program. Our strategy to minimize interest rate and credit risks by originating and selling adjustable-rate loans that typically reprice within 30 days, has allowed us to generate profitable growth through many economic cycles.

Our primary sources of funds are business and consumer deposits, escrow and custodial deposits, brokered deposits, borrowings, principal and interest payments on loans, and proceeds from sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. The Company’s most liquid assets are in cash, short-term investments, including interest-bearing demand deposits, mortgage loans in process of securitization, loans held for sale, and warehouse lines of credit included in loans receivable. Taken together with its unused borrowing capacity of $4.0 billion described below, these totaled $7.8 billion, or 55% of its $14.2 billion total assets at March 31, 2023. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our liquid assets and borrowing capacity significantly exceeded the $2 billion of uninsured deposits as of December 31, 2022. Uninsured deposits totaled approximately $2 billion as of March 31, 2023, representing less than 25% of total deposits. Since 2018, the Company has offered its customers an opportunity to insure balances in excess of $250,000 through our Insured Cash Sweep program that extends FDIC protection up to $100 million. The balance of deposits in this program was $1.6 billion as of March 31, 2023.

The Company’s investment portfolio has minimal levels of unrealized losses and management does not anticipate a need to sell securities for liquidity purposes at a loss. We are able to maintain minimal levels of investment securities because of our originate to sell model, which provides ongoing liquidity. As of March 31, 2023, Accumulated Other Comprehensive Losses (“AOCI”) of $7.7 million, related to securities available for sale, decreased $2.8 million, or 27%, compared to losses of $10.5 million as of December 31, 2022. The $7.7 million of AOCI as of March 31, 2023 represented less than 1% of total equity and 1% of total securities available for sale.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash (used in) provided by operating activities was $(301.5) million and $1.3 billion for the three months ended March 31, 2023 and 2022, respectively. Net cash (used in) investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities and loans, was $(1.1) billion and $(247.1) million for the three months ended March 31, 2023 and 2022, respectively. Net cash provided by (used in) financing activities, which is comprised primarily of net change in borrowings and deposits was $1.6 billion and $(1.7) million for the three months ended March 31, 2023 and 2022, respectively.

At March 31, 2023, we had $3.3 billion in outstanding commitments to extend credit that are subject to credit risk and $4.4 billion outstanding commitments subject to certain performance criteria and cancellation by the Company, including loans pending closing, unfunded construction draws, and unfunded lines of warehouse credit. We anticipate that we will have sufficient funds available to meet our current loan origination commitments.

Certificates of deposit that are scheduled to mature in less than one year from March 31, 2023 totaled $4.0 billion, or 97% of total certificates of deposit. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize

Merchants Bancorp

FHLB advances, the Federal Reserve discount window, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Capital Resources.

At March 31, 2023, based on available collateral, we had $4.0 billion in available unused borrowing capacity with the FHLB and the Federal Reserve discount window. While the amounts available fluctuate daily, we also had available capacity in credit lines through our membership in the AFX. This liquidity enhances the ability to effectively manage interest expense and asset levels in the future.

The access to and cost of funding for new business initiatives, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs and the level and nature of regulatory oversight depend, in part, on our capital position. The Company filed a shelf registration statement on Form S-3 with the SEC on August 8, 2022, which was declared effective on August 17, 2022, under which we can issue up to $300 million aggregate offering amount of registered securities to finance our growth objectives. As previously demonstrated, the Company also has the ability to utilize securitization transactions to free up capital as needed.

The assessment of capital adequacy depends on a number of factors, including asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to our current operations and to promote public confidence in our Company.

Shareholders’ Equity. Shareholders’ equity was $1.5 billion as of March 31, 2023 and December 31, 2022. There was a $45.9 million increase that resulted primarily from the net income of $55.0 million, which was partially offset by dividends paid on common and preferred shares of $12.1 million during the period.

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

Merchants Bancorp

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

On May 6, 2021, our previously issued, 8% preferred shareholders participated in a private offering to replace their redeemed 8% preferred shares with the Company’s 6% Series C preferred stock. Accordingly, 46,181 shares (1,847,233 depositary shares) of the Company’s 6% Series C preferred stock were issued at a price of $25 per depositary share. The total capital raised from the private offering was $46.2 million, net of $23,000 in expenses.

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

Merchants Bancorp

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

Common Shares/Dividends. As of March 31, 2023, the Company had 43,233,618 common shares issued and outstanding. The Board expects to declare a quarterly dividend of $0.08 per share in each quarter of 2023.

Capital Adequacy.

The following tables present the Company’s capital ratios at March 31, 2023 and December 31, 2022:

			Minimum		Minimum
			Amount Required		Amount To Be
			for Adequately		Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
March 31, 2023
Total capital(1) (to risk-weighted assets)
Company	$1,558,187	12.4%	$1,006,425	8.0%	$—	N/A	%
Merchants Bank	1,488,469	12.1%	986,980	8.0%	1,233,725	10.0
FMBI	36,044	11.4%	25,309	8.0%	31,636	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	1,495,800	11.9%	754,818	6.0%	—	N/A	%
Merchants Bank	1,426,815	11.6%	740,235	6.0%	986,980	8.0
FMBI	35,311	11.2%	18,981	6.0%	25,309	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	996,192	7.9%	566,114	4.5%	—	N/A	%
Merchants Bank	1,426,815	11.6%	555,176	4.5%	801,921	6.5
FMBI	35,311	11.2%	14,236	4.5%	20,563	6.5%
Tier I capital(1) (to average assets)
Company	1,495,800	11.6%	514,725	4.0%	—	N/A	%
Merchants Bank	1,426,815	11.3%	503,987	4.0%	629,983	5.0
FMBI	35,311	10.6%	13,347	4.0%	16,684	5.0%
(1)	As defined by regulatory agencies.

Merchants Bancorp

			Minimum		Minimum
			Amount Required		Amount To Be
			for Adequately		Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2022
Total capital(1) (to risk-weighted assets)
Company	$1,507,968	12.2%	$992,883	8.0%	$—	N/A %
Merchants Bank	1,427,738	11.7%	975,853	8.0%	1,219,817	10.0%
FMBI	34,769	11.3%	24,703	8.0%	30,878	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	1,452,456	11.7%	744,662	6.0%	—	N/A %
Merchants Bank	1,372,941	11.3%	731,890	6.0%	975,853	8.0%
FMBI	34,054	11.0%	18,527	6.0%	24,703	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	952,848	7.7%	558,497	4.5%	—	N/A %
Merchants Bank	1,372,941	11.3%	548,917	4.5%	792,881	6.5%
FMBI	34,054	11.0%	13,895	4.5%	20,071	6.5%
Tier I capital(1) (to average assets)
Company	1,452,456	11.7%	497,604	4.0%	—	N/A %
Merchants Bank	1,372,941	11.3%	487,511	4.0%	609,389	5.0%
FMBI	34,054	10.7%	12,702	4.0%	15,878	5.0%

(1)	As defined by regulatory agencies.

Quantitative measures established by regulation to ensure capital adequacy require the Company, Merchants Bank, and FMBI to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of March 31, 2023 and December 31, 2022, that the Company, Merchants Bank, and FMBI met all capital adequacy requirements to which they were subject.

As of March 31, 2023 and December 31, 2022, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank and FMBI as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s, Merchants Bank’s, or FMBI’s category.

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

Merchants Bancorp

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

We use two approaches to model interest rate risk: Net Interest Income at Risk (NII at Risk) and Economic Value of Equity (“EVE”). Under NII at Risk, net interest income is modeled utilizing various assumptions for assets, liabilities, and derivatives and excludes non-interest income. EVE measures the period end market value of assets minus the market value of liabilities and the change in this value as rates change. EVE is a period end measurement.

We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results reflect the analysis used quarterly by management. It models gradual -200, -100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period.

The following table presents NII at Risk for Merchants Bank as of March 31, 2023 and December 31, 2022.

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
March 31, 2023:
Dollar change	$(91,174)	$(45,625)	$35,788	$69,900
Percent change	(22.2)%	(11.1)%	8.7%	17.0%

December 31, 2022:
Dollar change	$(96,861)	$(48,581)	$37,232	$74,094
Percent change	(23.8)%	(11.9)%	9.2%	18.2%

Our interest rate risk management policy limits the change in our net interest income to 20% for a +/-100 basis point move in interest rates, and 30% for a +/-200 basis point move in rates. At March 31, 2023 we estimated that we are within policy limits set by our board of directors for the -200, -100, +100, and +200 basis point scenarios.

Merchants Bancorp

The EVE results for Merchants Bank included in the following table reflect the analysis used quarterly by management. It models immediate -200, -100, +100 and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
March 31, 2023:
Dollar change	$3,829	$1,787	$(5,300)	$(17,547)
Percent change	0.3%	0.1%	(0.4)%	(1.2)%

December 31, 2022:
Dollar change	$22,855	$11,640	$(10,925)	$(26,385)
Percent change	1.6%	0.8%	(0.8)%	(1.9)%

Our interest rate risk management policy limits the change in our EVE to 15% for a +/-100 basis point move in interest rates, and 20% for a +/-200 basis point move in rates. We are within policy limits set by our board of directors for the -200, -100, +100 and +200 basis point scenarios. The EVE reported at March 31, 2023 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective.

(b)        Changes in internal control.

There have been no changes in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Merchants Bancorp

Part II

Other Information

ITEM 1.      Legal Proceedings

None.

ITEM 1A.   Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Merchants Bancorp

Date:	May 10, 2023	By:	/s/ Michael F. Petrie
Michael F. Petrie
Chairman & Chief Executive Officer

Date:	May 10, 2023	By:	/s/ John F. Macke
John F. Macke Chief Financial & Accounting Officer
(Principal Financial Officer)