Form 10-Q
period 2023-06-30
Merchants Bancorp
filed 2023-08-09
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value	MBIN	NASDAQ
Series A Preferred Stock, without par value	MBINP	NASDAQ
Depositary Shares, each representing a 1/40th interest in a share of Series B Preferred Stock, without par value	MBINO	NASDAQ
Depositary Shares, each representing a 1/40th interest in a share of Series C Preferred Stock, without par value	MBINN	NASDAQ
Depositary Shares, each representing a 1/40th interest in a share of Series D Preferred Stock, without par value	MBINM	NASDAQ

As of July 31, 2023, the latest practicable date, 43,237,300 shares of the registrant’s common stock, without par value, were issued and outstanding.

Merchants Bancorp

Part I – Financial Information

Item 1. Financial Statements

Merchants Bancorp

Condensed Consolidated Balance Sheets

June 30, 2023 (Unaudited) and December 31, 2022

(In thousands, except share data)

	June 30,	December 31,
	2023	2022
Assets
Cash and due from banks	$15,390	$22,170
Interest-earning demand accounts	361,920	203,994
Cash and cash equivalents	377,310	226,164
Securities purchased under agreements to resell	3,412	3,464
Mortgage loans in process of securitization	298,907	154,194
Securities available for sale	648,003	323,337
Securities held to maturity (includes $1,058,590 and $1,118,966 at fair value, respectively)	1,062,017	1,119,078
Federal Home Loan Bank (FHLB) stock	39,130	39,130
Loans held for sale (includes $82,931 and $82,192 at fair value, respectively)	3,058,013	2,910,576
Loans receivable, net of allowance for credit losses on loans of $62,986 and $44,014, respectively	9,854,018	7,426,858
Premises and equipment, net	36,947	35,438
Servicing rights	147,288	146,248
Interest receivable	70,509	56,262
Goodwill	15,845	15,845
Intangible assets, net	949	1,186
Other assets and receivables	262,524	157,447
Total assets	$15,874,872	$12,615,227
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$349,387	$326,875
Interest-bearing	12,710,477	9,744,470
Total deposits	13,059,864	10,071,345
Borrowings	1,016,836	930,392
Deferred and current tax liabilities, net	16,084	19,613
Other liabilities	221,788	134,138
Total liabilities	14,314,572	11,155,488
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 75,000,000 shares
Issued and outstanding - 43,237,300 shares at June 30, 2023 and 43,113,127 shares at December 31, 2022	138,853	137,781
Preferred stock, without par value - 5,000,000 total shares authorized
7% Series A Preferred stock - $25 per share liquidation preference
Authorized - 3,500,000 shares
Issued and outstanding - 2,081,800 shares	50,221	50,221
6% Series B Preferred stock - $1,000 per share liquidation preference
Authorized - 125,000 shares
Issued and outstanding - 125,000 shares (equivalent to 5,000,000 depositary shares)	120,844	120,844
6% Series C Preferred stock - $1,000 per share liquidation preference
Authorized - 200,000 shares
Issued and outstanding - 196,181 shares (equivalent to 7,847,233 depositary shares)	191,084	191,084
8.25% Series D Preferred stock - $1,000 per share liquidation preference
Authorized - 300,000 shares
Issued and outstanding - 142,500 shares (equivalent to 5,700,000 depositary shares)	137,459	137,459
Retained earnings	928,875	832,871
Accumulated other comprehensive loss	(7,036)	(10,521)
Total shareholders' equity	1,560,300	1,459,739
Total liabilities and shareholders' equity	$15,874,872	$12,615,227

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Income (Unaudited)

For the Three and Six Months Ended June 30, 2023 and 2022

(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest Income
Loans	$228,732	$85,994	$418,182	$158,190
Mortgage loans in process of securitization	3,127	1,449	4,775	3,694
Investment securities:
Available for sale - taxable	5,564	917	7,830	1,618
Held to maturity	17,311	—	33,065	—
Federal Home Loan Bank stock	471	284	898	553
Other	2,864	626	4,613	1,227
Total interest income	258,069	89,270	469,363	165,282
Interest Expense
Deposits	137,801	14,768	242,243	23,581
Borrowed funds	14,651	2,471	20,810	3,945
Total interest expense	152,452	17,239	263,053	27,526
Net Interest Income	105,617	72,031	206,310	137,756
Provision for credit losses	22,603	6,212	29,470	8,663
Net Interest Income After Provision for Credit Losses	83,014	65,819	176,840	129,093
Noninterest Income
Gain on sale of loans	11,350	21,564	18,083	39,529
Loan servicing fees, net	8,616	9,607	10,976	19,338
Mortgage warehouse fees	2,865	1,350	3,893	3,208
Syndication and asset management fees	3,896	1,599	5,108	2,213
Other income	3,155	5,051	6,086	9,480
Total noninterest income	29,882	39,171	44,146	73,768
Noninterest Expense
Salaries and employee benefits	25,724	22,475	47,870	43,768
Loan expenses	907	1,184	1,711	2,395
Occupancy and equipment	2,456	2,011	4,688	3,825
Professional fees	3,723	1,594	5,992	2,897
Deposit insurance expense	3,806	670	5,984	1,429
Technology expense	1,571	1,304	3,148	2,540
Other expense	6,133	3,719	9,699	7,136
Total noninterest expense	44,320	32,957	79,092	63,990
Income Before Income Taxes	68,576	72,033	141,894	138,871
Provision for income taxes	3,274	18,098	21,637	34,794
Net Income	$65,302	$53,935	$120,257	$104,077
Dividends on preferred stock	(8,668)	(5,729)	(17,335)	(11,457)
Net Income Allocated to Common Shareholders	56,634	48,206	102,922	92,620
Basic Earnings Per Share	$1.31	$1.12	$2.38	$2.14
Diluted Earnings Per Share	$1.31	$1.11	$2.38	$2.14
Weighted-Average Shares Outstanding
Basic	43,235,398	43,209,824	43,207,655	43,220,198
Diluted	43,309,393	43,335,211	43,300,240	43,367,875

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three and Six Months Ended June 30, 2023 and 2022

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Income	$65,302	$53,935	$120,257	$104,077
Other Comprehensive Income (Loss):
Net change in unrealized gain/(losses) on investment securities available for sale, net of tax (expense)/benefits of $(402), $553, $(1,336) and $2,203, respectively	693	(1,766)	3,485	(6,616)
Other comprehensive income (loss) for the period	693	(1,766)	3,485	(6,616)
Comprehensive Income	$65,995	$52,169	$123,742	$97,461

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three and Six Months Ended June 30, 2023 and 2022

(In thousands, except share data)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023		2022		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance beginning of period	43,233,618	$138,105	43,267,776	$137,882	43,113,127	$137,781	43,180,079	$137,565
Repurchase of common stock	-	-	(165,037)	(1,761)	-	-	(165,037)	(1,761)
Cash paid in lieu of fractional shares for stock split	-	-	-	-	-	-	(29)	(1)
Distribution to employee stock ownership plan	-	-	-	-	33,293	810	20,709	653
Shares issued for stock compensation plans, net of taxes withheld to satisfy tax obligations	3,682	748	3,766	550	90,880	262	70,783	215
Balance end of period	43,237,300	138,853	43,106,505	136,671	43,237,300	138,853	43,106,505	136,671

7% Series A Preferred Stock
Balance at beginning and end of period	2,081,800	50,221	2,081,800	50,221	2,081,800	50,221	2,081,800	50,221

6% Series B Preferred Stock
Balance at beginning and end of period	125,000	120,844	125,000	120,844	125,000	120,844	125,000	120,844

6% Series C Preferred Stock
Balance at beginning and end of period	196,181	191,084	196,181	191,084	196,181	191,084	196,181	191,084

8.25% Series D Preferred Stock
Balance at beginning and end of period	142,500	137,459	-	-	142,500	137,459	-	-

Retained Earnings
Balance beginning of period		875,700		694,776		832,871		657,149
Net income		65,302		53,935		120,257		104,077
Impact from adoption of ASU 2016-13 (Credit Losses)		-		-		-		(3,648)
Impact from adoption of ASU 2016-02 (Leases)		-		-		-		(110)
Dividends on 7% Series A preferred stock, $1.75 per share, annually		(911)		(911)		(1,821)		(1,821)
Dividends on 6% Series B preferred stock, $60.00 per share, annually		(1,875)		(1,875)		(3,750)		(3,750)
Dividends on 6% Series C preferred stock, $60.00 per share, annually		(2,943)		(2,943)		(5,886)		(5,886)
Dividends on 8.25% Series D preferred stock, $82.50 per share, annually		(2,939)		-		(5,878)		-
Dividends on common stock, $0.32 per share, annually in 2023 and $0.28 per share, annually in 2022		(3,459)		(3,019)		(6,918)		(6,048)
Repurchase of common stock		-		(2,174)		-		(2,174)
Balance end of period		928,875		737,789		928,875		737,789

Accumulated Other Comprehensive Loss
Balance beginning of period		(7,729)		(6,304)		(10,521)		(1,454)
Other comprehensive income (loss)		693		(1,766)		3,485		(6,616)
Balance end of period		(7,036)		(8,070)		(7,036)		(8,070)

Total shareholders' equity		$1,560,300		$1,228,539		$1,560,300		$1,228,539

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2023 and 2022

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Operating activities:
Net income	$120,257	$104,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,385	1,204
Provision for credit losses	29,470	8,663
Gain on sale of loans	(18,083)	(39,529)
Proceeds from sales of loans	8,388,537	14,491,319
Loans and participations originated and purchased for sale	(8,900,738)	(13,918,978)
Purchases of low-income housing tax credits for sale	(30,117)	(9,829)
Proceeds from sale of low-income housing tax credits	19,804	—
Change in servicing rights for paydowns and fair value adjustments	3,257	(9,367)
Net change in:
Mortgage loans in process of securitization	(144,713)	246,193
Other assets and receivables	(37,233)	(17,738)
Other liabilities	28,294	18,389
Other	(3,140)	371
Net cash (used in) provided by operating activities	(543,020)	874,775
Investing activities:
Net change in securities purchased under agreements to resell	52	2,368
Purchases of securities available for sale	(513,520)	(47,866)
Purchases of securities held to maturity	(4,261)	—
Proceeds from the sale of securities available for sale	132	—
Proceeds from calls, maturities and paydowns of securities available for sale	195,164	12,206
Proceeds from calls, maturities and paydowns of securities held to maturity	61,322	—
Purchases of loans	(269,855)	(92,533)
Net change in loans receivable	(1,805,415)	(1,199,040)
Purchase of FHLB stock	—	(10,326)
Proceeds from sale of FHLB stock	—	784
Purchases of premises and equipment	(2,943)	(5,113)
Purchase of servicing rights	—	(2,057)
Purchase of limited partnership interests	(71,001)	(13,225)
Proceeds from sale of limited partnership interests	52,458	—
Other investing activities	1,322	2,924
Net cash used in investing activities	(2,356,545)	(1,351,878)
Financing activities:
Net change in deposits	2,988,519	(682,875)
Proceeds from borrowings	42,149,880	21,595,000
Repayment of borrowings	(42,240,205)	(21,190,050)
Proceeds from notes payable	26,000	2,000
Proceeds from credit linked notes	153,546	—
Payment of credit linked notes	(2,980)	—
Repurchase of common stock	—	(3,935)
Dividends	(24,253)	(17,505)
Other financing activities	204	—
Net cash provided by (used in) financing activities	3,050,711	(297,365)
Net Change in Cash and Cash Equivalents	151,146	(774,468)
Cash and Cash Equivalents, Beginning of Period	226,164	1,032,614
Cash and Cash Equivalents, End of Period	$377,310	$258,146
Supplemental Cash Flows Information:
Interest paid	$238,521	$25,191
Income taxes paid, net of refunds	29,813	28,331
Transfer of loans from loans held for sale to loans receivable	377,460	—

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

The accompanying unaudited condensed consolidated balance sheet of the Company as of December 31, 2022, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2022 in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of June 30, 2023 and the results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. All interim amounts have not been audited and the results of operations for the three and six months ended June 30, 2023, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of and for the period ended June 30, 2023 and 2022 include results from the Company, and its wholly owned subsidiaries, Merchants Bank, FMBI and MAM. Also included are Merchants Bank’s primary operating subsidiaries, MCC, MCS and MCI, as well as all direct and indirectly owned subsidiaries owned by Merchants Bancorp.

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

During the three months ended June 30, 2023, the Company acquired a variable interest in an investment fund for which it is the primary beneficiary of, and its results have been consolidated since the date of acquisition. Additionally, the Company has certain variable interest investments that were not deemed to be primary beneficiaries as of June 30, 2023. These VIEs are not consolidated and the equity or cost method of accounting has been applied. The Company will analyze whether the primary beneficiary designation has changed through triggering events on a prospective basis. Changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment. See Note 5: Variable Interest Entities (VIEs) for additional information about VIEs.

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

ACL-Loans - the ACL-Loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on loans over the contractual term. Loans are charged-off against the allowance when the uncollectibility of the loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Adjustments to the ACL-Loans are reported in the income statement as a provision for credit loss. Further information regarding the policies and methodology used to estimate the ACL-Loans is detailed in Note 4: Loans and Allowance for credit losses on loans of these Notes to Consolidated Condensed Financial Statements.

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

Restricted Cash

Included in cash equivalents is an account restricted as collateral for the potential risk of loss on senior credit linked notes issued by the Company in March 2023. As of June 30, 2023, there was $35.3 million in restricted cash. Also see Note 11: Borrowings.

Reclassifications

Certain reclassifications may have been made to the 2022 financial statements to conform to the financial statement presentation as of and for the three and six months ended June 30, 2023. These reclassifications had no effect on net income.

Note 2:   Investment Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities available for sale and held to maturity were as follows:

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available for sale:
Treasury notes	$158,741	$43	$849	$157,935
Federal agencies	249,994	—	8,422	241,572
Mortgage-backed - Government-sponsored entity (GSE)	248,497	6	7	248,496
Total securities available for sale	$657,232	$49	$9,278	$648,003
Securities held to maturity:
Mortgage-backed - Non-GSE multi-family	$835,649	$—	$42	$835,607
Mortgage-backed - Non-GSE residential	222,119	—	3,075	219,044
Mortgage-backed - Government - sponsored entity (GSE)	4,249	—	310	3,939
Total securities held to maturity	$1,062,017	$—	$3,427	$1,058,590

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

At June 30, 2023 and December 31, 2022, GSE mortgage-backed securities included in the tables above are primarily backed by multi-family loans. The tables above for June 30, 2023 and December 31, 2022 primarily include securities held to maturity that were purchased following the September 2022 loan sale and securitization transactions.

Accrued interest on securities available for sale totaled $1.9 million at June 30, 2023 and $0.5 million at December 31, 2022, respectively, and is excluded from the estimate of credit losses.

Accrued interest on securities held to maturity totaled $4.4 million at June 30, 2023 and $4.3 at December 31, 2022, respectively, and is excluded from the estimate of credit losses.

The amortized cost and fair value of available for sale securities at June 30, 2023 and December 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Securities available for sale:	(In thousands)
Within one year	$321,992	$316,487	$118,984	$115,386
After one through five years	86,743	83,020	203,236	192,784
	408,735	399,507	322,220	308,170
Mortgage-backed - Government-sponsored entity (GSE)	248,497	248,496	15,167	15,167
	$657,232	$648,003	$337,387	$323,337
Securities held to maturity:
Mortgage-backed - Non-GSE multi-family	$835,649	$835,607	$871,772	$871,784
Mortgage-backed - Non-GSE residential	222,119	219,044	—	—
Mortgage-backed - Government - sponsored entity (GSE)	4,249	3,939	247,306	247,182
	$1,062,017	$1,058,590	$1,119,078	$1,118,966

During the three and six months ended June 30, 2023, proceeds from sales of securities available for sale were $132,000 and the net gain was inconsequential. During the three and six months ended June 30, 2022, no securities available for sale were sold.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables show the Company’s gross unrealized losses and fair value of the Company’s investment securities with unrealized losses for which an ACL has not been recorded, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022:

	June 30, 2023
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Securities available for sale:
Treasury notes	$7,645	$101	$30,185	$748	$37,830	$849
Federal agencies	14,854	146	226,718	8,276	241,572	8,422
Mortgage-backed - Government-sponsored entity (GSE)	444	3	191	4	635	7
	$22,943	$250	$257,094	$9,028	$280,037	$9,278

Securities held to maturity:
Mortgage-backed - Non-GSE multi-family	$835,607	$42	$—	$—	$835,607	$42
Mortgage-backed - Non-GSE residential	219,044	3,075	—	—	219,044	3,075
Mortgage-backed - Government - sponsored entity (GSE)	3,939	310	—	—	3,939	310
	$1,058,590	$3,427	$—	$—	$1,058,590	$3,427

	December 31, 2022
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Securities available for sale:
Treasury notes	$29,560	$762	$5,798	$193	$35,358	$955
Federal agencies	19,276	724	252,613	12,372	271,889	13,096
Mortgage-backed - Government-sponsored entity (GSE)	709	7	—	—	709	7
	$49,545	$1,493	$258,411	$12,565	$307,956	$14,058

Securities held to maturity:
Mortgage-backed - Non-GSE residential	247,182	124	—	—	247,182	124
	$247,182	$124	$—	$—	$247,182	$124

Allowance for Credit Losses

For available for sale securities with an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit-related is recognized in accumulated other comprehensive income, net of tax. Credit-related impairment is recognized as an ACL for available for sale securities on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Accrued interest receivable is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company expects, or is required, to sell an impaired available for sale security before recovering its amortized cost basis, the entire impairment amount would be recognized

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation.

In evaluating available for sale securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized losses on the Company’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. There were no credit related factors underlying unrealized losses on available for sale debt securities at June 30, 2023 and December 31, 2022.

Securities held to maturity are comprised of non-GSE mortgage-backed securities secured by multi-family or single-family properties, and GSE mortgage-backed securities secured by multi-family properties. The GSE security is a Government National Mortgage Association (“Ginnie Mae”) mortgage-backed security and backed by the full faith and credit of the U.S. government. Accordingly, no allowance for credit losses has been recorded for this security. The non-GSE securities were purchased under securitization arrangements where a credit loss component was purchased by third party investors. These securities were evaluated for credit losses over and above the credit loss percentage sold under the arrangements, and the Company does not anticipate any such losses. Additional qualitative factors are evaluated, including the timeliness of principal and interest payments under the contractual terms of the securities. Accordingly, no allowance for credit losses has been recorded for the non-GSE securities.

Note 3:   Mortgage Loans in Process of Securitization

Mortgage loans in process of securitization are recorded at fair value with changes in fair value recorded in earnings. These include multi-family rental real estate loan originations to be sold as Ginnie Mae mortgage-backed securities and Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) participation certificates, all of which are pending settlement with firm investor commitments to purchase the securities, typically occurring within 30 days. The fair value increases recorded in earnings for mortgage loans in process of securitization totaled $0.3 million and $4.9 million at June 30, 2023 and 2022, respectively.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest separately from the related loan balance in the consolidated balance sheets. Accrued interest on loans totaled $47.7 million and $35.0 million at June 30, 2023 and December 31, 2022, respectively.

The Company also elected not to measure an allowance for credit losses for accrued interest receivables. The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past-due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest collected on these loans is applied to the principal balance until the loan can be returned to

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

an accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

 Loan Portfolio Summary

Loans receivable at June 30, 2023 and December 31, 2022 include:

	June 30,	December 31,
	2023	2022

	(In thousands)

Mortgage warehouse lines of credit	$1,201,932	$464,785
Residential real estate	1,342,586	1,178,401
Multi-family financing	3,746,333	3,135,535
Healthcare financing	2,128,378	1,604,341
Commercial and commercial real estate(1)(2)	1,394,256	978,661
Agricultural production and real estate	91,599	95,651
Consumer and margin loans	11,920	13,498
	9,917,004	7,470,872
Less:
ACL-Loans	62,986	44,014

Loans Receivable	$9,854,018	$7,426,858

(1)	Includes $894.7 million and $497.0 million of revolving lines of credit collateralized primarily by mortgage servicing rights as of June 30, 2023 and December 31, 2022, respectively.

(2)	Includes only $8.3 million and $12.8 million of non-owner occupied commercial real estate as of June 30, 2023 and December 31, 2022, respectively.

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

Residential Real Estate Loans (RES RE): Real estate loans are secured by owner-occupied 1-4 family residences. Repayment of residential real estate loans is primarily dependent on the personal income and credit rating of the borrowers. First-lien HELOC mortgages included in this segment typically carried a base rate of 30-day LIBOR, plus a margin. With the sunset of LIBOR, loans will be transitioned to the One-Year Constant Maturity Treasury (“CMT”), plus a margin.

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

Commercial Lending and Commercial Real Estate Loans (CML & CRE): The commercial lending and commercial real estate portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions, as well as loans to commercial customers to finance land and improvements. It also includes loans collateralized by servicing rights. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations. Small Business Administration (“SBA”) loans are included in this category. Less than 1% of total commercial and commercial real estate loans are made up of non-owner occupied commercial real estate loans. The Company strategically focuses on loan classes that are government backed or can be sold in the secondary market.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The ACL-Loans is the Company’s estimate of current expected credit losses. Loans receivable is presented net of the allowance to reflect the principal balance expected to be collected over the contractual term of the loans. This life of loan allowance is established through a provision for credit losses charged to net interest income as loans are recorded in the financial statements. The provision for a reporting period also reflects increases or decreases in the allowance related to changes in credit loss expectations. Actual credit losses are charged against the allowance when management believes the uncollectability of a loan balance, or a portion thereof, is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The ACL-Loans is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans considering relevant available information from internal and external sources, including historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance also incorporates reasonable and supportable forecasts. There have been no changes to the credit quality components used to assess risk during the six months ended June 30, 2023. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The level of the ACL is believed to be adequate to absorb current expected future losses in the loan portfolio as of the measurement date.

The ACL-Loans consists of individually evaluated loans and pooled loan components. The Company’s primary portfolio segmentation is by credit risk grade. Loans risk graded substandard and worse are individually evaluated for expected credit losses. For individually evaluated loans that are collateral dependent, the Company may use the fair value of the collateral, less estimated costs to sell, as a practical expedient as of the reporting date to determine the carrying amount of an asset and the allowance for credit losses, as applicable. A loan is considered to be collateral dependent when repayment is expected to be provided substantially through the operation or the sale of the collateral when the borrower is experiencing financial difficulty as of the reporting date.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

To calculate the allowance for expected credit losses on loans risk graded pass through special mention, the portfolio is segmented by loans with similar risk characteristics.

Loan Portfolio Segment	ACL-Loans Methodology

Mortgage warehouse lines of credit	Remaining Life Method
Residential real estate loans	Discounted Cash Flow
Multi-family financing	Discounted Cash Flow
Healthcare financing	Discounted Cash Flow
Commercial and commercial real estate	Discounted Cash Flow
Agricultural production and real estate	Remaining Life Method
Consumer and margin loans	Remaining Life Method

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

The following tables present, by loan portfolio segment, the activity in the ACL-Loans for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30, 2023
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$1,664	$7,378	$19,851	$11,753	$10,482	$543	$167	$51,838
Provision for credit losses	1,697	48	13,250	4,370	1,329	13	(29)	20,678
Loans charged to the allowance	—	(13)	(8,400)	—	(1,118)	—	(1)	(9,532)
Recoveries of loans previously charged-off	—	—	—	—	2	—	—	2
Balance, end of period	$3,361	$7,413	$24,701	$16,123	$10,695	$556	$137	$62,986

	For the Three Months Ended June 30, 2022
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$1,941	$4,547	$15,131	$5,618	$4,102	$597	$166	$32,102
Provision for credit losses	481	363	1,233	2,318	474	(46)	(55)	4,768
Loans charged to the allowance	—	—	—	—	(32)	—	(15)	(47)
Recoveries of loans previously charged-off	—	—	—	—	651	—	—	651
Balance, end of period	$2,422	$4,910	$16,364	$7,936	$5,195	$551	$96	$37,474

The Company recorded a total provision for credit losses of $22.6 million for the three months ended June 30, 2023. The $22.6 million total provision for credit losses consisted of $20.7 million for the ACL-Loans as shown above and $1.9 million for the ACL-OBCE’s.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recorded a total provision for credit losses of $6.2 million for the three months ended June 30, 2022. The $6.2 million total provision for credit losses consisted of $4.8 million for the ACL-Loans as shown above, $0.2 million for the ACL-OBCE’s and $1.2 million for ACL-Guarantees.

	For the Six Months Ended June 30, 2023
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$1,249	$7,029	$16,781	$9,882	$8,326	$565	$182	$44,014
Provision for credit losses	2,112	397	16,320	6,241	3,478	(9)	(44)	28,495
Loans charged to the allowance	—	(13)	(8,400)	—	(1,118)	—	(1)	(9,532)
Recoveries of loans previously charged-off	—	—	—	—	9	—	—	9
Balance, end of period	$3,361	$7,413	$24,701	$16,123	$10,695	$556	$137	$62,986

	For the Six Months Ended June 30, 2022
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$1,955	$4,170	$14,084	$4,461	$5,879	$657	$138	$31,344
Impact of adopting CECL	41	275	520	139	(1,277)	(18)	21	(299)
Provision for credit losses	426	465	1,760	3,336	905	(88)	(55)	6,749
Loans charged to the allowance	—	—	—	—	(963)	—	(15)	(978)
Recoveries of loans previously charged-off	—	—	—	—	651	—	7	658
Balance, end of period	$2,422	$4,910	$16,364	$7,936	$5,195	$551	$96	$37,474

The Company recorded a total provision for credit losses of $29.5 million for the six months ended June 30, 2023. The $29.5 million total provision for credit losses consisted of $28.5 million for the ACL-Loans as shown above and $1.0 million for the ACL-OBCE’s.

The Company recorded a total provision for credit losses of $8.7 million for the six months ended June 30, 2022. The $8.7 million total provision for credit losses consisted of $6.7 million for the ACL-Loans as shown above, $0.8 million for the ACL-OBCE’s and $1.2 million for ACL-Guarantees.

The following table presents the allowance for loan losses and the recorded investment in loans and impairment method as of December 31, 2022:

	December 31, 2022
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$1,955	$4,170	$14,084	$4,461	$5,879	$657	$138	$31,344
Impact of adopting CECL	41	275	520	139	(1,277)	(18)	21	(299)
Provision for credit losses	(747)	2,588	2,177	5,282	4,216	(74)	31	13,473
Loans charged to the allowance	—	(4)	—	—	(1,238)	—	(15)	(1,257)
Recoveries of loans previously charged-off	—	—	—	—	746	—	7	753
Balance, end of period	$1,249	$7,029	$16,781	$9,882	$8,326	$565	$182	$44,014

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The below table presents the amortized cost basis and ACL-Loans allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses:

	June 30, 2023
	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL-Loans Allocation

	(In thousands)
RES RE	$209	$—	$3	$212	$36
MF FIN	41,335	—	—	41,335	234
HC FIN	30,683	—	—	30,683	2,348
CML & CRE	—	3,830	3,294	7,124	1,145
AG & AGRE	147	—	—	147	1
CON & MAR	—	—	5	5	—
Total collateral dependent loans	$72,374	$3,830	$3,302	$79,506	$3,764

There have been no significant changes to the types of collateral securing the Company’s collateral dependent loans compared to June 30, 2022.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal risk rating category as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	TOTAL

	(In thousands)
MTG WHLOC
Pass	$—	$—	$—	$—	$—	$—	$1,201,932	$1,201,932
Total	$—	$—	$—	$—	$—	$—	$1,201,932	$1,201,932
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
RES RE
Pass	10,295	11,246	8,469	23,210	3,349	11,801	1,273,551	1,341,921
Special Mention (Watch)	—	—	—	—	60	393	—	453
Substandard	—	—	—	—	—	212	—	212
Total	$10,295	$11,246	$8,469	$23,210	$3,409	$12,406	$1,273,551	$1,342,586
Charge-offs	$—	$—	$—	$—	$—	$—	$13	$13
MF FIN
Pass	770,580	1,001,864	391,935	98,073	30,073	9,467	1,330,469	3,632,461
Special Mention (Watch)	13,102	21,512	3,404	8,000	—	1,491	25,028	72,537
Substandard	—	28,360	12,975	—	—	—	—	41,335
Total	$783,682	$1,051,736	$408,314	$106,073	$30,073	$10,958	$1,355,497	$3,746,333
Charge-offs	$—	$8,400	$—	$—	$—	$—	$—	$8,400
HC FIN
Pass	334,477	1,079,976	236,816	69,827	14,769	—	251,640	1,987,505
Special Mention (Watch)	25,600	48,694	35,896	—	—	—	—	110,190
Substandard	—	—	21,783	—	—	—	8,900	30,683
Total	$360,077	$1,128,670	$294,495	$69,827	$14,769	$—	$260,540	$2,128,378
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
CML & CRE
Pass	22,265	121,938	75,570	22,578	21,566	18,928	1,099,039	1,381,884
Special Mention (Watch)	16	39	4,510	173	153	334	23	5,248
Substandard	—	—	2,018	933	67	52	4,054	7,124
Total	$22,281	$121,977	$82,098	$23,684	$21,786	$19,314	$1,103,116	$1,394,256
Charge-offs	$—	$496	$36	$586	$—	$—	$—	$1,118
AG & AGRE
Pass	7,377	10,845	6,664	14,699	5,468	18,769	27,570	91,392
Special Mention (Watch)	—	11	49	—	—	—	—	60
Substandard	—	—	—	—	—	147	—	147
Total	$7,377	$10,856	$6,713	$14,699	$5,468	$18,916	$27,570	$91,599
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
CON & MAR
Pass	346	4,502	349	155	37	4,451	2,041	11,881
Special Mention (Watch)	—	—	—	18	15	1	—	34
Substandard	—	—	—	—	—	5	—	5
Total	$346	$4,502	$349	$173	$52	$4,457	$2,041	$11,920
Charge-offs	$—	$—	$—	$—	$—	$1	$—	$1

Total Pass	$1,145,340	$2,230,371	$719,803	$228,542	$75,262	$63,416	$5,186,242	$9,648,976
Total Special Mention (Watch)	$38,718	$70,256	$43,859	$8,191	$228	$2,219	$25,051	$188,522
Total Substandard	$—	$28,360	$36,776	$933	$67	$416	$12,954	$79,506
Total Loans	$1,184,058	$2,328,987	$800,438	$237,666	$75,557	$66,051	$5,224,247	$9,917,004
Total Charge-offs	$—	$8,896	$36	$586	$—	$1	$13	$9,532

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

The Company did not have any material revolving loans converted to term loans at June 30, 2023 or December 31, 2022.

The Company evaluates the loan risk grading system definitions and ACL-Loans methodology on an ongoing basis. No significant changes were made to either during the past year.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Delinquent Loans

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$1,201,932	$1,201,932
RES RE	40	236	1,364	1,640	1,340,946	1,342,586
MF FIN	9,332	—	41,335	50,667	3,695,666	3,746,333
HC FIN	14,500	—	21,783	36,283	2,092,095	2,128,378
CML & CRE	451	—	3,778	4,229	1,390,027	1,394,256
AG & AGRE	—	—	—	—	91,599	91,599
CON & MAR	11	—	38	49	11,871	11,920
	$24,334	$236	$68,298	$92,868	$9,824,136	$9,917,004

	December 31, 2022
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$464,785	$464,785
RES RE	4,053	152	272	4,477	1,173,924	1,178,401
MF FIN	—	—	—	—	3,135,535	3,135,535
HC FIN	—	—	21,783	21,783	1,582,558	1,604,341
CML & CRE	4,759	—	3,778	8,537	970,124	978,661
AG & AGRE	4,903	—	—	4,903	90,748	95,651
CON & MAR	6	24	22	52	13,446	13,498
	$13,721	$176	$25,855	$39,752	$7,431,120	$7,470,872

Nonperforming Loans

Nonaccrual loans, including modified loans that have not met the six-month minimum performance criterion, are reported as nonperforming loans. For all loan classes, it is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until three months of satisfactory borrower performance, at which time management would consider its return to accrual status. A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is doubtful under the terms of the loan agreement. Most generally, this is at 90 or more days past due. The amount of interest income recognized on nonaccrual financial assets during the six months ended June 30, 2023 was immaterial.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at June 30, 2023 and December 31, 2022.

	June 30,		December 31,
	2023		2022
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing

	(In thousands)
RES RE	$212	$1,152	$245	$96
MF FIN	41,335	—	—	—
HC FIN	21,783	—	21,783	—
CML & CRE	3,777	—	4,390	—
AG & AGRE	147	—	147	—
CON & MAR	5	34	6	16
	$67,259	$1,186	$26,571	$112

The Company did not have any nonperforming loans without an estimated ACL at June 30, 2023.

Modifications to Borrowers Experiencing Financial Difficulty

On January 1, 2023, the Company adopted FASB Accounting Standards Update (“ASU”) No. 2022-02, Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures, which eliminates the recognition and measurement of a troubled debt restructuring (“TDR”). The Company adopted the prospective approach for this new guidance.

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. In some cases, the Company provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. For the loans included in the “combination” columns below, multiple types of modifications have been made on the same loan within the current reporting period.

The following table presents the amortized cost basis of loans at June 30, 2023 that were both experiencing financial difficulty and modified during the six months ended June 30, 2023, by class and by type of modification. There were no loans modified for borrowers experiencing financial difficulty during the three months ended June 30, 2023. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	For the Six Months Ended June 30, 2023
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable

	(In thousands)
Commercial and commercial real estate	$—	$3,778	$—	$—	$—	$—	—%
Total	$—	$3,778	$—	$—	$—	$—	—%

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The financial effects of the modifications in the table above include an increase in the weighted average term for commercial and commercial real estate loans of three months. The Company has committed to lend no additional amounts to the borrowers included in the table above.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months:

	30 ‑ 59 Days	60 ‑ 89 Days	Greater Than	Total
	Past Due	Past Due	90 Days	Past Due

	(In thousands)
Commercial and commercial real estate	$—	$—	$3,778	$3,778
Total	$—	$—	$3,778	$3,778

No modified loans defaulted during the three or six months ended June 30, 2023.

Foreclosures

There were no residential loans in process of foreclosure as of June 30, 2023 and December 31, 2022.

Loans Purchased

The Company purchased $269.9 million and $92.5 million of loans during the six months ended June 30, 2023 and 2022, respectively.

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

At June 30, 2023 the Company determined it was not the primary beneficiary for most of its VIEs, primarily because the Company did not have the obligation to absorb losses or the rights to receive benefits from the VIE that could potentially be significant to the VIE. Evaluation and assessment of VIEs for consolidation is performed on an

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment.

The Company’s maximum exposure to loss associated with its unconsolidated VIEs consists of the capital invested plus any unfunded equity commitments. These investments are recorded in other assets and other liabilities on our consolidated balance sheet. The table below reflects the size of the VIEs as well as our maximum exposure to loss in connection with VIEs at June 30, 2023 and December 31, 2022.

	Total	Total	Maximum
Assets ($ in thousands)	Assets	Liabilities	Exposure to Loss

	(In thousands)
June 30, 2023
Unconsolidated VIEs	$124,736	$82,262	$124,736
December 31, 2022
Unconsolidated VIEs	$52,125	$25,564	$52,125

In addition to the table above, the Company also has a VIE in a REMIC trust that was established in September 2022 in conjunction with a loan sale and securitization. Although the trust is not recognized on the balance sheet, the maximum exposure to loss is the carrying value of the security acquired as part of the securitization transaction, which was $835.6 million and $871.8 million at June 30, 2023 and December 31, 2022, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company, Merchants Bank, and FMBI to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of June 30, 2023 and December 31, 2022, that the Company, Merchants Bank, and FMBI met all capital adequacy requirements to which they were subject.

As of June 30, 2023 and December 31, 2022, the most recent notifications from the Board of Governors of the Federal Reserve System (“Federal Reserve”) categorized the Company as well capitalized and most recent notifications from the Federal Deposit Insurance Corporation (“FDIC”) categorized Merchants Bank and FMBI as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s, Merchants Bank’s, or FMBI’s category.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s, Merchants Bank’s, and FMBI’s actual capital amounts and ratios are presented in the following tables.

			Minimum		Minimum
			Amount Required		Amount To Be
			for Adequately		Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
June 30, 2023
Total capital(1) (to risk-weighted assets)
Company	$1,625,223	11.3%	$1,148,948	8.0%	$—	N/A	%
Merchants Bank	1,563,433	11.1%	1,127,989	8.0%	1,409,986	10.0
FMBI	37,536	11.3%	26,636	8.0%	33,295	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	1,549,763	10.8%	861,711	6.0%	—	N/A	%
Merchants Bank	1,488,730	10.6%	845,992	6.0%	1,127,989	8.0
FMBI	36,779	11.0%	19,977	6.0%	26,636	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,050,155	7.3%	646,284	4.5%	—	N/A	%
Merchants Bank	1,488,730	10.6%	634,494	4.5%	916,491	6.5
FMBI	36,779	11.0%	14,983	4.5%	21,642	6.5%
Tier I capital(1) (to average assets)
Company	1,549,763	10.6%	586,227	4.0%	—	N/A	%
Merchants Bank	1,488,730	10.4%	574,725	4.0%	718,406	5.0
FMBI	36,779	10.6%	13,823	4.0%	17,279	5.0%
(1)	As defined by regulatory agencies.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

			Minimum		Minimum
			Amount Required		Amount To Be
			for Adequately		Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2022
Total capital(1) (to risk-weighted assets)
Company	$1,507,968	12.2%	$992,883	8.0%	$—	N/A %
Merchants Bank	1,427,738	11.7%	975,853	8.0%	1,219,817	10.0%
FMBI	34,769	11.3%	24,703	8.0%	30,878	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	1,452,456	11.7%	744,662	6.0%	—	N/A %
Merchants Bank	1,372,941	11.3%	731,890	6.0%	975,853	8.0%
FMBI	34,054	11.0%	18,527	6.0%	24,703	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	952,848	7.7%	558,497	4.5%	—	N/A %
Merchants Bank	1,372,941	11.3%	548,917	4.5%	792,881	6.5%
FMBI	34,054	11.0%	13,895	4.5%	20,071	6.5%
Tier I capital(1) (to average assets)
Company	1,452,456	11.7%	497,604	4.0%	—	N/A %
Merchants Bank	1,372,941	11.3%	487,511	4.0%	609,389	5.0%
FMBI	34,054	10.7%	12,702	4.0%	15,878	5.0%
(1)	As defined by regulatory agencies.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the notional amount and fair value of interest rate locks, forward contracts, and interest rate swaps utilized by the Company at June 30, 2023 and December 31, 2022. This table excludes the fair market value adjustment on loans associated with these derivatives.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

June 30, 2023	(In thousands)		(In thousands)
Interest rate lock commitments	$24,216	Other assets/liabilities	$94	$68
Forward contracts	$27,125	Other assets/liabilities	111	7
Interest rate swaps	$57,557	Other assets/liabilities	3,291	—
			$3,496	$75

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

December 31, 2022	(In thousands)		(In thousands)
Interest rate lock commitments	$8,759	Other assets/liabilities	$28	$23
Forward contracts	$13,096	Other assets/liabilities	46	52
Interest rate swaps	$57,574	Other assets/liabilities	3,030	—
			$3,104	$75

Fair values of these derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the interest rate lock commitment and the balance sheet date. The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)		(In thousands)
Derivative gain (loss) included in gain on sale of loans:
Interest rate lock commitments	$(188)	$837	$21	$(45)
Forward contracts (includes pair-off settlements)	376	1,309	280	4,459
Interest rates swaps	1,597	160	261	160
Net derivative gains (loss)	$1,785	$2,306	$562	$4,574

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair values of derivative assets and liabilities related to derivatives for customers with back-to-back interest rate swaps were recorded in the condensed consolidated balance sheets as follows:

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)		(In thousands)
June 30, 2023	$218,291	Other assets/liabilities	$9,477	$9,477
December 31, 2022	$77,495	Other assets/liabilities	$3,041	$3,041

The gross gains and losses on these derivative assets and liabilities were recorded in other noninterest income and other noninterest expense in the condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)		(In thousands)
Gross swap gains	$7,016	$2,035	$6,436	$2,531
Gross swap losses	7,016	2,035	6,436	2,531
Net swap gains (losses)	$—	$—	$—	$—

The Company pledged $0 in collateral to secure its obligations under swap contracts at both June 30, 2023 and December 31, 2022.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2023 and December 31, 2022:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2023
Mortgage loans in process of securitization	$298,907	$—	$298,907	$—
Securities available for sale:
Treasury notes	157,935	157,935	—	—
Federal agencies	241,572	—	241,572	—
Mortgage-backed - Government-sponsored entity (GSE)	248,496	—	248,496	—
Loans held for sale	82,931	—	82,931	—
Servicing rights	147,288	—	—	147,288
Derivative assets - interest rate lock commitments	94	—	—	94
Derivative assets - forward contracts	111	—	111	—
Derivative assets - interest rate swaps	3,291	—	3,291	—
Derivative assets - interest rate swaps (back-to-back)	9,477	—	9,477	—
Derivative liabilities - interest rate lock commitments	68	—	—	68
Derivative liabilities - forward contracts	7	—	7	—
Derivative liabilities - interest rate swaps (back-to-back)	9,477	—	9,477	—

December 31, 2022
Mortgage loans in process of securitization	$154,194	$—	$154,194	$—
Securities available for sale:
Treasury notes	36,280	36,280	—	—
Federal agencies	271,890	—	271,890	—
Mortgage-backed - Government-sponsored entity (GSE)	15,167	—	15,167	—
Loans held for sale	82,192	—	82,192	—
Servicing rights	146,248	—	—	146,248
Derivative assets - interest rate lock commitments	28	—	—	28
Derivative assets - forward contracts	46	—	46	—
Derivative assets - interest rate swaps	3,030	—	3,030	—
Derivative assets - interest rate swaps (back-to-back)	3,041	—	3,041	—
Derivative liabilities - interest rate lock commitments	23	—	—	23
Derivative liabilities - forward contracts	52	—	52	—
Derivative liabilities - interest rate swaps (back-to-back)	3,041	—	3,041	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the six months ended June 30, 2023 and the year ended December 31, 2022. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

The Chief Financial Officer’s (CFO) office contracts with an independent pricing specialist to generate fair value estimates on a quarterly basis. The CFO’s office challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)		(In thousands)
Servicing rights
Balance, beginning of period	$143,867	$121,036	$146,248	$110,348
Additions
Originated servicing	2,124	5,203	4,297	10,995
Subtractions
Paydowns	(2,073)	(3,268)	(3,771)	(6,017)
Sales of servicing	—	—	—	—
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	3,370	7,739	514	15,384
Balance, end of period	$147,288	$130,710	$147,288	$130,710

Derivative Assets - interest rate lock commitments
Balance, beginning of period	$218	$112	$28	$264
Changes in fair value	(124)	187	66	35
Balance, end of period	$94	$299	$94	$299

Derivative Liabilities - interest rate lock commitments
Balance, beginning of period	$4	$771	$23	$41
Changes in fair value	64	(650)	45	80
Balance, end of period	$68	$121	$68	$121

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2023 and December 31, 2022.

	Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2023
Impaired loans (collateral-dependent)	$40,839	$—	$—	$40,839
December 31, 2022
Impaired loans (collateral-dependent)	$4,465	$—	$—	$4,465

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

		Valuation			Weighted
	Fair Value	Technique	Unobservable Inputs	Range	Average
	(In thousands)
At June 30, 2023:
Collateral dependent loans	$40,839	Market comparable properties	Marketability discount	0% - 23%	1%
Servicing rights - Multi-family	$111,756	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	1% - 100%	7%
Servicing rights - Single-family	$30,466	Discounted cash flow	Discount rate	9% - 10%	9%
			Constant prepayment rate	7% - 14%	7%
Servicing rights - SBA	$5,066	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	3% - 16%	8%
Derivative assets - interest rate lock commitments	$94	Discounted cash flow	Loan closing rates	50% - 99%	79%
Derivative liabilities - interest rate lock commitments	$68	Discounted cash flow	Loan closing rates	50% - 99%	79%

At December 31, 2022:
Collateral dependent loans	$4,465	Market comparable properties	Marketability discount	4% - 54%	5%
Servicing rights - Multi-family	$111,690	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	0 - 39%	8%
Servicing rights - Single-family	$29,926	Discounted cash flow	Discount rate	9% - 10%	9%
			Constant prepayment rate	7% - 10%	7%
Servicing rights - SBA	$4,632	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	3% - 12%	8%
Derivative assets - interest rate lock commitments	$28	Discounted cash flow	Loan closing rates	60% - 87%	77%
Derivative liabilities - interest rate lock commitments	$23	Discounted cash flow	Loan closing rates	60% - 87%	77%

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

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2023 and December 31, 2022.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Assets	Value	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2023
Financial assets:
Cash and cash equivalents	$377,310	$377,310	$377,310	$—	$—
Securities purchased under agreements to resell	3,412	3,412	—	3,412	—
Securities held to maturity	1,062,017	1,058,590	—	222,983	835,607
FHLB stock	39,130	39,130	—	39,130	—
Loans held for sale	2,975,082	2,975,082	—	2,975,082	—
Loans receivable, net	9,854,018	9,817,979	—	—	9,817,979
Interest receivable	70,509	70,509	—	70,509	—
Financial liabilities:
Deposits	13,059,864	13,057,747	7,878,580	5,179,167	—
Short-term subordinated debt	47,000	47,000	—	47,000	—
FHLB advances	736,132	735,695	—	735,695	—
Other borrowing	82,934	82,934	—	82,934	—
Credit linked notes	150,770	151,720	—	151,720	—
Interest payable	25,489	25,489	—	25,489	—

December 31, 2022
Financial assets:
Cash and cash equivalents	$226,164	$226,164	$226,164	$—	$—
Securities purchased under agreements to resell	3,464	3,464	—	3,464	—
Securities held to maturity	1,119,078	1,118,966	—	247,182	871,784
FHLB stock	39,130	39,130	—	39,130	—
Loans held for sale	2,828,384	2,828,384	—	2,828,384	—
Loans receivable, net	7,426,858	7,431,731	—	—	7,431,731
Interest receivable	56,262	56,262	—	56,262	—
Financial liabilities:
Deposits	10,071,345	10,064,941	7,082,056	2,982,885	—
Short-term subordinated debt	21,000	21,000	—	21,000	—
FHLB advances	859,392	858,984	—	858,984	—
Other borrowing	50,000	50,000	—	50,000	—
Interest payable	23,384	23,384	—	23,384	—

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

The Company has operating lease right-of-use assets of $11.1 million and operating lease right-of-use liabilities of $12.3 million as of June 30, 2023.

Balance sheet, income statement and cash flow detail regarding operating leases follows:

	June 30, 2023	December 31, 2022
Balance Sheet	(In thousands)	(In thousands)
Operating lease right-of-of use asset (in other assets)	$11,050	$10,969
Operating lease liability (in other liabilities)	12,326	11,992

Weighted average remaining lease term (years)	6.3	6.5
Weighted average discount rate	2.86%	2.65%

Maturities of lease liabilities:
One year or less	$1,243	$2,181
Year two	2,441	2,321
Year three	2,064	1,881
Year four	2,100	1,911
Year five	2,046	1,853
Thereafter	3,566	2,902
Total future minimum lease payments	13,460	13,049
Less: imputed interest	1,134	1,057
Total	$12,326	$11,992

	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022
Income Statement	(In thousands)	(In thousands)
Components of lease expense:
Operating lease cost (in occupancy and equipment expense)	$666	$425

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Income Statement	(In thousands)	(In thousands)
Components of lease expense:
Operating lease cost (in occupancy and equipment expense)	$1,249	$792

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Cash Flow Statement	(In thousands)	(In thousands)
Supplemental cash flow information:
Operating cash flows from operating leases	$886	$597

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10: Deposits

Deposits were comprised of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31,
	2023	2022

	(In thousands)
Noninterest-bearing deposits
Demand deposits	$349,387	$326,875
Total noninterest-bearing deposits	349,387	326,875
Interest-bearing deposits
Demand deposits	$4,583,080	$3,720,363
Savings deposits	2,946,113	3,034,818
Certificates of deposit	5,181,284	2,989,289
Total interest-bearing deposits	12,710,477	9,744,470
Total deposits	$13,059,864	$10,071,345

Maturities for certificates of deposit are as follows:

June 30, 2023
(In thousands)
Due within one year	$5,018,137
Due in one year to two years	117,566
Due in two years to three years	43,816
Due in three years to four years	1,016
Due in four years to five years	749
Due in five years to six years	—
$5,181,284

Brokered deposit amounts at June 30, 2023 and December 31, 2022, were as follows:

	June 30,	December 31,
	2023	2022

	(In thousands)
Brokered certificates of deposit	$4,619,798	$2,681,198
Brokered savings deposits	6,243	81,532
Brokered deposit on demand accounts	125,108	13
	$4,751,149	$2,762,743

Note 11: Borrowings

Borrowings were comprised of the following at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022

	(In thousands)
Federal Reserve discount window borrowings	$75,000	$20,000
Short-term subordinated debt	47,000	21,000
FHLB advances	736,132	859,392
American Financial Exchange borrowing	—	30,000
Credit linked notes	150,770	—
Other borrowings	7,934	—
Total borrowings	$1,016,836	$930,392

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On March 30, 2023, Merchants Bank of Indiana issued and sold credit linked notes, due May 26, 2028. The notes are secured by a restricted collateral account which the Company is required to maintain with a third-party financial institution. The collateral account maintains an amount equal to at least the initial aggregate unpaid principal of the notes. As of June 30, 2023, the account included $35.3 million of restricted cash and the acquisition of $119.9 million in short-term Treasury securities. These are reported as cash equivalents and securities available for sale in the consolidated balance sheets.

In April 2023, the Company entered into a warehouse financing arrangement, whereby a customer agreed to invest up to $45 million in the Company’s subordinated debt. The subordinated debt balance as of June 30, 2023 was $11.0 million. As of June 30, 2023, interest on the debt is paid quarterly by the Company at a rate equal to SOFR, plus 300 bps. The agreement matures on December 1, 2023, and automatically extends for one year unless 180 day notification is received from either party.

During the three months ended June 30, 2023, the Company acquired a variable interest in an investment fund for which it is the primary beneficiary of, and the results are consolidated since the date of acquisition. The fund obtained a loan from an external party, and had a balance of $7.9 million as of June 30, 2023. Interest on the debt will accrue at the rate of 1.00% per year until it matures in 2047.

Note 12:   Earnings Per Share

Earnings per share were computed as follows:

	Three Month Periods Ended June 30,
	2023			2022
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$65,302			$53,935
Dividends on preferred stock	(8,668)			(5,729)
Net income allocated to common shareholders	$56,634			$48,206
Basic earnings per share		43,235,398	$1.31		43,209,824	$1.12
Effect of dilutive securities-restricted stock awards		73,995			125,387
Diluted earnings per share		43,309,393	$1.31		43,335,211	$1.11

	Six Month Periods Ended June 30,
	2023			2022
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$120,257			$104,077
Dividends on preferred stock	(17,335)			(11,457)
Net income allocated to common shareholders	$102,922			$92,620
Basic earnings per share		43,207,655	$2.38		43,220,198	$2.14
Effect of dilutive securities-restricted stock awards		92,585			147,677
Diluted earnings per share		43,300,240	$2.38		43,367,875	$2.14

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13:   Share-Based Payment Plans

Equity-based incentive awards for Company officers are currently issued pursuant to the 2017 Equity Incentive Plan (the “2017 Incentive Plan”). During the three months ended June 30, 2023 and 2022, the Company did not issue any shares. During the six months ended June 30, 2023 and 2022, the Company issued 84,335 and 64,962 shares, respectively.

During 2018, the Compensation Committee of the Board of Directors approved a plan for non-executive directors to receive a portion of their annual retainer fees in the form of shares of common stock equal to $10,000, rounded up to the nearest whole share. In January 2021, the Board of Directors amended the plan for nonexecutive directors to receive a portion of their annual fees, issued quarterly, in the form of restricted common stock equal to $50,000 per member, rounded up to the nearest whole share, to be effective after the Company’s annual meeting of shareholders held in May 2021. Accordingly, there were 3,682 and 3,766 shares, issued to non-executive directors during the three months ended June 30, 2023 and 2022, respectively and there were 6,545 and 5,821 shares, issued to non-executive directors during the six months ended June 30, 2023 and 2022, respectively.

The Company established an employee stock ownership plan (“ESOP”) effective as of January 1, 2020 to provide certain benefits for all employees who meet certain requirements. There was no expense recognized for the contribution to the ESOP during the three months ended June 30, 2023 and 2022. Expense recognized for the contribution to the ESOP totaled $810,000 and $653,000 for the six months ended June 30, 2023 and 2022, respectively. The Company contributed 33,293 shares and 20,709 shares to the ESOP for the six months ended June 30, 2023 and 2022, respectively.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present selected business segment financial information for the three and six months ended June 30, 2023 and 2022.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

Three Months Ended June 30, 2023	(In thousands)
Interest income	$1,248	$64,267	$191,406	$1,148	$258,069
Interest expense	13	42,984	111,311	(1,856)	152,452
Net interest income	1,235	21,283	80,095	3,004	105,617
Provision for credit losses	—	2,320	20,283	—	22,603
Net interest income after provision for credit losses	1,235	18,963	59,812	3,004	83,014
Noninterest income	30,325	2,872	(760)	(2,555)	29,882
Noninterest expense	19,962	3,617	12,118	8,623	44,320
Income (loss) before income taxes	11,598	18,218	46,934	(8,174)	68,576
Income taxes	356	(378)	4,284	(988)	3,274
Net income (loss)	$11,242	$18,596	$42,650	$(7,186)	$65,302
Total assets	$373,680	$4,474,832	$10,784,596	$241,764	$15,874,872

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

Three Months Ended June 30, 2022	(In thousands)
Interest income	$383	$23,247	$63,578	$2,062	$89,270
Interest expense	—	5,576	12,036	(373)	17,239
Net interest income	383	17,671	51,542	2,435	72,031
Provision for credit losses	1,153	834	4,225	—	6,212
Net interest income after provision for credit losses	(770)	16,837	47,317	2,435	65,819
Noninterest income	49,430	1,350	(10,252)	(1,357)	39,171
Noninterest expense	21,959	2,441	2,634	5,923	32,957
Income (loss) before income taxes	26,701	15,746	34,431	(4,845)	72,033
Income taxes	7,145	3,878	8,499	(1,424)	18,098
Net income (loss)	$19,556	$11,868	$25,932	$(3,421)	$53,935
Total assets	$330,676	$2,836,998	$7,835,152	$83,229	$11,086,055

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Six Months Ended June 30, 2023
Interest income	$2,354	$106,585	358,132	$2,292	$469,363
Interest expense	13	70,778	195,837	(3,575)	263,053
Net interest income	2,341	35,807	162,295	5,867	206,310
Provision for credit losses	—	3,684	25,786	—	29,470
Net interest income after provision for credit losses	2,341	32,123	136,509	5,867	176,840
Noninterest income	46,922	3,905	(1,949)	(4,732)	44,146
Noninterest expense	34,593	6,372	22,288	15,839	79,092
Income (loss) before income taxes	14,670	29,656	112,272	(14,704)	141,894
Income taxes	1,462	2,419	20,315	(2,559)	21,637
Net income (loss)	$13,208	$27,237	$91,957	$(12,145)	$120,257
Total assets	$373,680	$4,474,832	$10,784,596	$241,764	$15,874,872

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Six Months Ended June 30, 2022
Interest income	$640	$43,576	$117,303	$3,763	$165,282
Interest expense	—	7,597	20,553	(624)	27,526
Net interest income	640	35,979	96,750	4,387	137,756
Provision for credit losses	1,153	627	6,883	—	8,663
Net interest income after provision for credit losses	(513)	35,352	89,867	4,387	129,093
Noninterest income	81,616	3,210	(8,063)	(2,995)	73,768
Noninterest expense	38,490	5,367	9,208	10,925	63,990
Income (loss) before income taxes	42,613	33,195	72,596	(9,533)	138,871
Income taxes	11,565	8,168	17,900	(2,839)	34,794
Net income (loss)	$31,048	$25,027	$54,696	$(6,694)	$104,077
Total assets	$330,676	$2,836,998	$7,835,152	$83,229	$11,086,055

Note 15:   Recent Accounting Pronouncements

The Company continually monitors potential accounting pronouncement and SEC release changes. No new pronouncements or releases are expected to be applicable to the Company.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 or “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q or the following:

●	business and economic conditions, particularly those affecting the financial services industry and our primary market areas;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses on loans;
●	factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities, and tax matters;
●	our ability to maintain licenses required in connection with residential and multi-family mortgage origination, sale, and servicing operations;
●	our ability to identify and address cyber-security risks, fraud, and systems errors;
●	our ability to effectively execute our strategic plan and manage our growth;
●	changes in our senior management team and our ability to attract, motivate, and retain qualified personnel;
●	governmental monetary and fiscal policies, and changes in market interest rates;
●	liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;
●	effects of competition from a wide variety of local, regional, national, and other providers of financial, investment and insurance services;
●	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation; and

Merchants Bancorp

●	changes in federal tax law or policy.

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

Merchants Bancorp

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at June 30, 2023 and results of operations for the three and six months ended June 30, 2023 and 2022, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this Form 10-Q.

The words “the Company,” “we,” “our” and “us” refer to Merchants Bancorp and its consolidated subsidiaries, unless we indicate otherwise.

Financial Highlights for the Three Months Ended June 30, 2023

●	Net income of $65.3 million increased 21% compared to June 30, 2022 and diluted earnings per share of $1.31 increased 18% compared to June 30, 2022.
●	The 21% increase in net income was primarily driven by a $33.6 million, or 47%, increase in net interest income, a $14.8 million, or 82%, decrease in the provision for income tax, a $16.4 million, or 264%, increase in provision for credit losses, a $11.4 million, or 34%, increase in noninterest expense, and a $10.2 million, or 47%, decrease in gain on sale of loans.
●	During the three months ended June 30, 2023, the Company recorded a $13.0 million tax benefit related to tax refunds receivable and changes to its state tax apportionment calculations, which was offset by credit events that totaled approximately $14.8 million, primarily for the impact of a multi-family loan charge-off, an increase in specific reserves for a healthcare customer, and changes to qualitative factors and forecasted loss rates.
●	Total assets of $15.9 billion increased 11% compared to March 31, 2023, and increased 26% compared to December 31, 2022.
●	As of June 30, 2023, the Company had $5.3 billion, or 34%, of total assets, in unused borrowing capacity with the Federal Home Loan Bank and the Federal Reserve Discount window, based on available collateral.
●	The Company’s most liquid assets are in unrestricted cash, short-term investments, including interest-bearing demand deposits, mortgage loans in process of securitization, loans held for sale, and warehouse lines of credit included in loans receivable. Taken together, with unused borrowing capacity, these totaled $10.2 billion, or 64%, of the $15.9 billion in total assets as of June 30, 2023.
●	Uninsured deposits totaled approximately $2 billion as of June 30, 2023, representing less than 20% of total deposits.
●	Loans receivable of $9.9 billion, net of allowance for credit losses on loans, increased $1.3 billion, or 15%, compared to March 31, 2023, and increased $2.4 billion, or 33%, compared to December 31, 2022.
●	Efficiency ratio was 32.7% compared to 29.6% for the three months ended June 30, 2022.
●	As of June 30, 2023, approximately 94% of the total net loans at Merchants Bank reprice within three months, which reduces the risk of market rate increases.
●	Tangible book value per common share of $24.14 increased 23% compared to $19.70 for the three months ended June 30, 2022.

Merchants Bancorp

●	The volume of warehouse loans funded during the three months ended June 30, 2023 amounted to $8.4 billion, a decrease of $459.1 million, or 5%, compared to the three months ended June 30, 2022. This compared to the 32% industry decrease in single-family residential loan volumes for the three months ended June 30, 2023 to the same period in 2022, according to an estimate of industry volume by the Mortgage Bankers Association.
●	The volume of loans originated and acquired for sale in the secondary market through our multi-family business increased by $261.8 million, or 64%, to $668.2 million, compared to $406.4 million for the three months ended June 30, 2022.

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

Our business consists primarily of funding fixed rate, low risk, multi-family, residential and SBA loans meeting underwriting standards of government programs under an originate to sell model, and retaining adjustable rate loans as held for investment to reduce interest rate risk. The gain on sale of these loans and servicing fees contribute to noninterest income. The funding source is primarily from mortgage custodial, municipal, retail, commercial, brokered deposits, and short-term borrowing. We believe that the combination of net interest income and noninterest income from the sale of low risk profile assets results in lower than industry charge-offs and a lower expense base which serves to maximize net income and higher than industry shareholder return.

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

Financial Condition

As of June 30, 2023, we had approximately $15.9 billion in total assets, $13.1 billion in deposits and $1.6 billion in total shareholders’ equity. Total assets as of June 30, 2023 included approximately $377.3 million of cash and cash equivalents, $3.1 billion of loans held for sale and $9.9 billion of loans receivable, net of ACL-loans. Assets also included $298.9 million of mortgage loans in process of securitization that represent pre-sold multi-family rental real estate loan originations in primarily Government National Mortgage Association (“GNMA”) mortgage backed securities pending settlements that typically occur within 30 days. There was also $1.1 billion in securities held to maturity that were primarily acquired in conjunction with the securitization of loans that the Company originated. Additionally, we

Merchants Bancorp

had $648.0 million in securities available for sale that are typically match funded with related custodial deposits or required to collateralize our credit-linked notes. There are some restrictions on the types of securities we hold, particularly for those that are funded by certain custodial deposits where we set the cost of deposits based on the yield of the related securities. Servicing rights at June 30, 2023 were $147.3 million based on the fair value of the loan servicing, which are primarily GNMA multi-family servicing rights with 10-year call protection.

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

Total Assets.   Total assets increased $3.3 billion, or 26%, to $15.9 billion at June 30, 2023 from $12.6 billion at December 31, 2022. The increase was due primarily to significant growth in the mortgage warehouse, multi-family, and healthcare loan portfolios.

Cash and Cash Equivalents.  Cash and cash equivalents increased $151.1 million, or 67%, to $377.3 million at June 30, 2023 from $226.2 million at December 31, 2022. The 67% increase reflected higher liquidity to fund anticipated loan growth. Included in cash equivalents was $35.3 million in restricted cash associated with the March 2023 issuance of senior credit linked notes described in Note 11: Borrowings.

Mortgage Loans in Process of Securitization.   Mortgage loans in process of securitization increased $144.7 million, or 94%, to $298.9 million at June 30, 2023, from $154.2 million at December 31, 2022. These represent loans that our banking subsidiary, Merchants Bank, has funded and are held pending settlement, primarily as GNMA or other agency mortgage-backed securities with a firm investor commitment to purchase the securities. The 94% increase was primarily due to an increase in the volume of loans that had not yet settled with government agencies.

Securities Available for Sale.   Securities available for sale increased $324.7 million, or 100%, to $648.0 million at June 30, 2023, from $323.3 million at December 31, 2022. The increase in available for sale securities was primarily due to purchases of $513.5 million and a decrease of unrealized loss on securities of $4.8 million, partially offset by calls, maturities, repayments and sales of securities totaling $195.2 million during the period.

As of June 30, 2023, Accumulated Other Comprehensive Losses (“AOCL”) of $7.0 million losses, related to securities available for sale, decreased $3.5 million, or 33%, compared to losses of $10.5 million at December 31, 2022. The $7.0 million of AOCL losses as of June 30, 2023 represented less than 1% of total equity and 1% of total securities available for sale.

Securities Held to Maturity.   Securities held to maturity decreased $57.1 million, or 5%, to $1.1 billion at June 30, 2023 from December 31, 2022. The decrease was primarily due to purchases of $4.3 million offset by calls, maturities and repayments of securities totaling $61.3 million during the period.

Loans Held for Sale.   Loans held for sale, comprised primarily of single-family residential real estate loan participations that meet Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), or Ginnie Mae (“GNMA”) eligibility, increased $147.4 million, or 5%, to $3.1 billion at June 30, 2023 from $2.9 billion at December 31, 2022. The increase in loans held for sale was due primarily to a increase in warehouse participations, as the industry experienced higher volume.

Loans Receivable.   Loans receivable, which are comprised of loans held for investment, increased $2.4 billion, or 33%, to $9.9 billion at June 30, 2023 compared to December 31, 2022. The increase was comprised primarily of:

●	an increase of $737.1 million, or 159%, in mortgage warehouse lines of credit, to $1.2 billion at June 30, 2023,
●	an increase of $610.8 million, or 19%, in multi-family financing loans, to $3.7 billion at June 30, 2023,
●	an increase of $524.0 million, or 33%, in healthcare financing loans, to $2.1 billion at June 30, 2023,

Merchants Bancorp

●	an increase of $415.6 million, or 42%, in commercial and commercial real estate loans, to $1.4 billion at June 30, 2023, and
●	an increase of $164.2 million, or 14%, in residential real estate loans, to $1.3 billion at June 30, 2023.

The $737.1 million increase in mortgage warehouse lines of credit was due to higher loan volume.

The $610.8 million increase in multi-family financing was due to higher origination volume for construction, bridge and other loans generated through our multi-family segment that will remain on our balance sheet until they convert to permanent financing or are otherwise paid off over an average of one to three years.

The $524.0 million increase in healthcare financing was due to transfers of loans previously in loans held for sale, associated with our credit link note transaction.

The $415.6 million increase in commercial and commercial real estate was due to higher revolving lines of credit on collateralized mortgage servicing rights during the period.

The $164.2 million increase in residential real estate loans was primarily due an increase in All-in-One®, first-lien HELOCs.

As of June 30, 2023, approximately 94% of the total net loans at Merchants Bank reprice within three months, which reduces the risk of market rate increases.

Allowance for Credit Losses on Loans (“ACL-Loans”). The ACL-Loans of $63.0 million at June 30, 2023 increased $19.0 million compared to $44.0 million at December 31, 2022. The increase was primarily due to:

●	loan growth in the period,
●	replenishment of $8.2 million related to the charge-off of a loan in the multi-family portfolio,
●	a $4.6 million increase related to changes in qualitative factors and forecasted loss rates to reflect changes in industry conditions, such as the impact of higher rates, and
●	a $2.0 million increase in net specific reserves, primarily related to a loan in the healthcare portfolio.

The increases were partially offset by charge-offs of $9.5 million, primarily associated with a multi-family customer.

Also influencing the overall level of the ACL-Loans is our differentiated strategy to typically hold loans with shorter durations and to maintain strict underwriting standards that enable us to sell the majority of our loans to government agencies.

Goodwill.   Goodwill of $15.8 million at June 30, 2023 remained unchanged compared to December 31, 2022. At this time, we do not believe there exists any impairment to goodwill or intangible assets.

Servicing Rights.   Servicing rights increased $1.0 million, or 1%, to $147.3 million at June 30, 2023 compared to $146.3 million at December 31, 2022. During the six months ended June 30, 2023, originated servicing of $4.3 million and a positive fair market value adjustment of $0.5 million were partially offset by paydowns of $3.8 million. Servicing rights are recognized in connection with sales of loans when we retain servicing of the sold loans, as well as upon purchases of loan servicing portfolios. The servicing rights are recorded and carried at fair value. The fair value increase recorded during the six months ended June 30, 2023 was driven by higher loan balances of mortgages serviced and higher interest rates that impacted fair market value adjustments. The value of servicing rights generally increases in rising interest rate environments and declines in falling interest rate environments due to expected prepayments.

Merchants Bancorp

Other Assets and Receivables. Other assets and receivables increased $105.1 million, or 67%, to $262.5 million at June 30, 2023 compared to $157.4 million at December 31, 2022. The 67% increase in other assets and receivables was primarily due to the acquisition of low-income housing tax credit investments.

Deposits.   Deposits increased $3.0 billion, or 30%, to $13.1 billion at June 30, 2023 from $10.1 billion at December 31, 2022. The 30% increase in total deposits was primarily due to a $2.2 billion increase in certificates of deposit and a $885.2 million increase in demand deposits, partially offset by a decrease of $88.7 million in savings deposits. As of June 30, 2023, approximately 83% of the total deposits at Merchants Bank reprice within three months.

Uninsured deposits totaled approximately $2 billion as of June 30, 2023, representing less than 20% of total deposits. Since 2018, the Company has offered its customers an opportunity to insure balances in excess of $250,000 through our insured cash sweep program that extends FDIC protection up to $100 million. The balance of deposits in this program was $1.7 billion as of June 30, 2023.

We increased our use of brokered deposits by $2.0 billion, or 72%, to $4.8 billion at June 30, 2023 compared to December 31, 2022. Brokered deposits represented 36% of total deposits at June 30, 2023, compared to 27% of total deposits at December 31, 2022.

●	Brokered certificates of deposit accounts increased by $1.9 billion, or 72%, to $4.6 billion at June 30, 2023 compared to December 31, 2022.
●	Brokered demand deposit accounts increased by $125.1 million, to $125.1 million at June 30, 2023 compared to December 31, 2022.
●	Brokered savings deposits accounts decreased $75.3 million, or 92%, to $6.2 million at June 30, 2023 compared to December 31, 2022.

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

Compared to December 31, 2022, interest-bearing deposits increased $3.0 billion, or 30%, to $12.7 billion at June 30, 2023, and noninterest-bearing deposits increased $22.5 million, or 7%, to $349.4 million at June 30, 2023.

Borrowings.   Borrowings totaled $1.0 billion at June 30, 2023, an increase of $86.4 million, or 9%, from December 31, 2022. The increase was primarily due to the issuance of senior credit linked notes described in Note 11: Borrowings. Depending on rates and timing, borrowing can be a more effective liquidity management alternative than utilizing brokered certificates of deposits. The Company primarily utilizes borrowing facilities from the FHLB, the Federal Reserve’s discount window, and the American Financial Exchange (“AFX”).

The Company continues to have significant borrowing capacity based on available collateral. As of June 30, 2023, unused lines of credit totaled $5.3 billion, compared to $3.1 billion at December 31, 2022.

Other Liabilities. Other liabilities increased $87.7 million, or 65%, to $221.8 million at June 30, 2023 compared to $134.1 million at December 31, 2022. The 65% increase in other liabilities was primarily due to unfunded commitments for low-income housing tax credit investments.

Merchants Bancorp

Total Shareholders’ Equity.   Total shareholders’ equity was $1.6 billion as of June 30, 2023, compared to $1.5 billion as of December 31, 2022. The $100.6 million increase resulted primarily from net income of $120.3 million, which was partially offset by dividends paid on common and preferred shares of $24.3 million during the period.

Asset Quality

Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $68.4 million, or 0.69%, of total loans at June 30, 2023, compared to $26.7 million, or 0.36%, of total loans at December 31, 2022 and $4.8 million, or 0.07%, at June 30, 2022. The increase in non-performing loans compared to both periods was primarily due to 3 customers, while the remainder of our loan portfolio continued to generally perform as expected.

As a percentage of nonperforming loans, the ACL-Loans was 92% at June 30, 2023 compared to 165% at December 31, 2022 and 778.6% at June 30, 2022. The decrease compared to both periods were primarily due to the increases in the nonperforming loans.

Total loans greater than 30 days past due were $92.9 million at June 30, 2023, $39.8 million at December 31, 2022, and $4.9 million at June 30, 2022. The increase in non-performing loans compared to both periods was primarily due to 3 customers.

Special Mention (Watch) loans were $188.5 million at June 30, 2023, compared to $137.8 million at December 31, 2022 and $131.2 million at June 30, 2022.

During the three months ended June 30, 2023 there were $9.5 million of charge-offs and $2,000 of recoveries, compared to $47,000 of charge-offs and $651,000 recoveries for the three months ended June 30, 2022.

For the six months ended June 30, 2023, there were $9.5 million of charge-offs and $16,000 of recoveries, compared to $978,000 of charge-offs and $658,000 of recoveries for the six months ended June 30, 2022.

Comparison of Operating Results for the Three Months Ended June 30, 2023 and 2022

General.   Net income of $65.3 million for the three months ended June 30, 2023 increased by $11.4 million, or 21%, compared to the three months ended June 30, 2022. The increase was primarily driven by a $33.6 million, or 47%, increase in net interest income, a $14.8 million, or 82%, decrease in the provision for income tax, a $16.4 million, or 264%, increase in provision for credit losses, a $11.4 million, or 34%, increase in noninterest expense, and a $10.2 million, or 47%, decrease in gain on sale of loans. Included in the results were the following:

●	a $13.0 million tax benefit related to tax refunds receivable and changes to its state tax apportionment calculations described in the Provision for Income Tax section below, and
●	credit events that totaled approximately $14.8 million for the impact of a multi-family loan charge-off, an increase in specific reserves for a healthcare customer, and changes to qualitative factors and forecasted loss rates, described in the Provision for Credit Losses section below.

Net Interest Income.    Net interest income increased $33.6 million, or 47%, to $105.6 million for the three months ended June 30, 2023, compared with $72.0 million for the three months ended June 30, 2022. The 47% increase reflected a $168.8 million, or 189%, increase in interest income from higher yields and average loan balances, partially offset by a $135.2 million increase in interest expense from higher interest rates on deposits and higher average rates on borrowings, primarily related to the credit linked notes issued by the Company during the three months ended March 31, 2023. The interest rate spread of 2.41% for the three months ended June 30, 2023 decreased 49 basis points compared to 2.90% in the three months ended June 30, 2022.

Merchants Bancorp

Our net interest margin decreased 6 basis points, to 2.97%, for the three months ended June 30, 2023 from 3.03% for the three months ended June 30, 2022.

Interest Income.   Interest income increased $168.8 million, or 189%, to $258.1 million for the three months ended June 30, 2023, compared with $89.3 million for the three months ended June 30, 2022. This increase was primarily attributable to an increase in both higher average yields and balances of loans and loans held for sale, as well as higher balances in securities held to maturity.

The average balance of loans, including loans held for sale, during the three months ended June 30, 2023 increased $3.3 billion, or 38%, to $12.0 billion compared to the three months ended June 30, 2022. The average yield on loans increased 368 basis points, to 7.67% for the three months ended June 30, 2023, compared to 3.99% for the three months ended June 30, 2022. The increase in average balances of loans and loans held for sale was primarily due to increases in the multi-family and healthcare portfolios, but all loan portfolios contributed to the growth during the period.

The average balance of securities held to maturity, during the three months ended June 30, 2023 increased $1.1 billion, or 100%, to $1.1 billion compared to the three months ended June 30, 2022, as none were owned as of June 30, 2022. The average yield on securities held to maturity was 6.35% for the three months ended June 30, 2023.

The average balance of securities available for sale increased $342.1 million, or 103%, to $672.9 million for the three months ended June 30, 2023 from $330.8 million for the three months ended June 30, 2022, while the average yield increased 221 basis points, to 3.32% for the three months ended June 30, 2023, compared to 1.11% for the three months ended June 30, 2022.

The average balance of interest-earning deposits and other decreased $117.8 million, or 32%, to $249.7 million for the three months ended June 30, 2023 from $367.5 million for the three months ended June 30, 2022, while the average yield increased 437 basis points, to 5.36% for the three months ended June 30, 2023, compared to 0.99% for the three months ended June 30, 2022.

The average balance of mortgage loans in process of securitization increased $81.7 million, or 41%, to $280.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, while the average yield increased 155 basis points, to 4.48% for the three months ended June 30, 2023, compared to 2.93% for the three months ended June 30, 2022.

Interest Expense.   Total interest expense increased $135.2 million, or 784%, to $152.5 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

Interest expense on deposits increased $123.0 million, or 833%, to $137.8 million for the three months ended June 30, 2023 from $14.8 million for the three months ended June 30, 2022. The increase was primarily due to higher rates on certificates of deposit, interest-bearing checking, and money market accounts.

The average balance of certificates of deposit of $4.7 billion for the three months ended June 30, 2023 increased $4.1 billion, or 639%, compared to the three months ended June 30, 2022. The average yield of certificates of deposit was 4.98% for the three months ended June 30, 2023, which was a 423 basis point increase compared to 0.75% for three months ended June 30, 2022.

The average balance of interest-bearing checking accounts of $4.3 billion for the three months ended June 30, 2023 increased $457.9 million, or 12%, compared to $3.8 billion for the three months ended June 30, 2022. The average yield of interest-bearing checking accounts was 4.50% for the three months ended June 30, 2023, which was a 378 basis point increase compared to 0.72% for three months ended June 30, 2022.

The average balance of money market accounts of $2.7 billion for the three months ended June 30, 2023 increased $122.6, or 5%, compared to $2.6 billion for the three months ended June 30, 2022. The average yield of money market

Merchants Bancorp

accounts was 4.45% for the three months ended June 30, 2023, which was a 345 basis point increase compared to 1.00% for three months ended June 30, 2022.

Interest expense on borrowings increased $12.2 million, or 493%, to $14.7 million for the three months ended June 30, 2023 from $2.5 million for the three months ended June 30, 2022. The increase reflected an 862 basis points increase in the average cost of borrowings, to 9.94% compared to 1.32% for the three months ended June 30, 2022. The increase was primarily related to the credit linked notes issued by the Company during the three months ended June 30, 2023. Partially offsetting the higher rates on borrowing was a $158.3 million, or 21%, decrease in the average balance of borrowings of $591.3 million compared to $749.6 million for the three months ended June 30, 2022. Also included in borrowings, our warehouse structured financing agreements provide for additional interest payments for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 9.53% and 0.80%, to an effective rate of 9.94% and 1.32% for the three months ended June 30, 2023 and 2022, respectively.

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

	Three Months Ended June 30,
	2023			2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-bearing deposits, and other	$249,722	$3,335	5.36%	$367,540	$910	0.99%
Securities available for sale - taxable	672,887	5,564	3.32%	330,759	917	1.11%
Securities held to maturity	1,093,018	17,311	6.35%	—	—	—%
Mortgage loans in process of securitization	280,092	3,127	4.48%	198,349	1,449	2.93%
Loans and loans held for sale	11,968,565	228,732	7.67%	8,643,276	85,994	3.99%
Total interest-earning assets	14,264,284	258,069	7.26%	9,539,924	89,270	3.75%
Allowance for credit losses on loans	(54,411)			(33,401)
Noninterest-earning assets	463,384			314,355
Total assets	$14,673,257			$9,820,878

Liabilities/Equity:
Interest-bearing checking	$4,307,736	$48,296	4.50%	$3,849,876	$6,945	0.72%
Savings deposits	236,012	299	0.51%	238,944	62	0.10%
Money market	2,749,594	30,521	4.45%	2,626,973	6,567	1.00%
Certificates of deposit	4,729,242	58,685	4.98%	639,556	1,194	0.75%
Total interest-bearing deposits	12,022,584	137,801	4.60%	7,355,349	14,768	0.81%
Borrowings	591,333	14,651	9.94%	749,628	2,471	1.32%
Total interest-bearing liabilities	12,613,917	152,452	4.85%	8,104,977	17,239	0.85%
Noninterest-bearing deposits	346,837			402,328
Noninterest-bearing liabilities	167,527			97,682
Total liabilities	13,128,281			8,604,987
Equity	1,544,976			1,215,891
Total liabilities and equity	$14,673,257			$9,820,878
Net interest income		$105,617			$72,031
Interest rate spread			2.41%			2.90%
Net interest-earning assets	$1,650,367			$1,434,947
Net interest margin			2.97%			3.03%
Average interest-earning assets to average interest-bearing liabilities			113.08%			117.70%

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

Merchants Bancorp

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Three Months Ended June 30, 2023
	compared to June 30, 2022
	Increase (Decrease)
	Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits and other	$(292)	$2,717	$2,425
Securities available for sale - taxable	949	3,698	4,647
Securities held to maturity	17,311	—	17,311
Mortgage loans in process of securitization	597	1,081	1,678
Loans and loans held for sale	33,084	109,654	142,738
Total interest income	51,649	117,150	168,799
Interest expense
Deposits
Interest-bearing checking	826	40,525	41,351
Savings deposits	(1)	238	237
Money market deposits	307	23,647	23,954
Certificates of deposit	7,635	49,856	57,491
Total Deposits	8,767	114,266	123,033
Borrowings	(522)	12,702	12,180
Total interest expense	8,245	126,968	135,213
Net interest income	$43,404	$(9,818)	$33,586

Provision for Credit Losses.   We recorded a total provision for credit losses of $22.6 million for the three months ended June 30, 2023, an increase of $16.4 million, compared to the three months ended June 30, 2022. The increase was primarily due to:

●	loan growth in the period,
●	replenishment of $8.2 million related to the charge-off of a loan in the multi-family portfolio,
●	a $4.6 million increase related to changes in qualitative factors and forecasted loss rates to reflect changes in industry conditions, such as the impact of higher rates, and
●	a $2.0 million increase in net specific reserves, primarily related to a loan in the healthcare portfolio.

The $22.6 million total provision for credit losses consisted of $20.7 million for the ACL-Loans and $1.9 million for the ACL-OBCE’s. The ACL-Loans was $63.0 million, or 0.64%, of total loans, at June 30, 2023, compared to $44.0 million, or 0.59%, of total loans, at December 31, 2022, and $37.5 million, or 0.53%, at June 30, 2023.

Noninterest Income.   Noninterest income decreased $9.3 million, or 24%, to $29.9 million for the three months ended June 30, 2023 compared to $39.2 million for the three months ended June 30, 2022. The decrease was primarily due to a $10.2 million, or 47%, decrease in gain on sale of loans associated with a business mix shift in multi-family lending, from volumes sold in the secondary market towards those maintained on the balance sheet.

Merchants Bancorp

A summary of the gain on sale of loans for the three months ended June 30, 2023 and 2022 is below:

	Gain on Sale of Loans
	Three Months Ended
	June 30,	June 30,
	2023	2022

	(in thousands)
Loan Type
Multi-family	$10,361	$19,623
Single-family	202	406
Small Business Association (SBA)	787	1,535
Total	$11,350	$21,564

A $1.0 million, or 10%, decrease in loan servicing fees also contributed to the lower noninterest income. Loan servicing fees included a $3.4 million positive fair market value adjustment to servicing rights for the three months ended June 30, 2023, compared to a $7.7 million positive adjustment to fair value of servicing rights for the three months ended June 30, 2022.

Noninterest Expense.   Noninterest expense increased $11.4 million, or 34%, to $44.3 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was due primarily to a $3.2 million, or 14%, increase in salaries and employee benefits to support loan growth, as well as a $3.1 million, or 468%, increase in FDIC deposit insurance expenses, reflecting our growth in assets, Higher professional fees also contributed $2.1 million to the increase. The efficiency ratio was at 32.71% for the three months ended June 30, 2023, compared with 29.64% for the three months ended June 30, 2022.

Income Taxes.   Provision for income tax decreased $14.8 million, or 82%, to $3.3 million for the three months ended June 30, 2023, compared to $18.1 million for the three months ended June 30, 2022. The decrease reflected a $13.0 million tax benefit related to tax refunds receivable and changes to state tax apportionment calculations.

During the three months ended June 30, 2023, the Company received an advisory letter it had requested from the State of Indiana related to certain state tax apportionment provisions in the Indiana Financial Institution Tax Code and Regulations. The advisory letter provided guidance related to the methodology used to determine and source the receipts in the state of Indiana for the Company’s mortgage origination and warehousing service lines. In effect, the guidance provided the Company the ability to revise its state income tax apportionment calculation to reduce its Indiana tax and related deferred tax liabilities. As such, the Company will amend several of its state returns and request the respective refunds. In anticipation of the refunds, a receivable was established as of June 30, 2023. On July 21, 2023, the company received a final revenue ruling from the Indiana Department of Revenue supporting the revised methodology. Additionally, the change in methodology is expected to result in a 1.0% to 1.5% reduction in the Company’s overall effective tax rate in the future.

The effective tax rate was 4.8% for the three months ended June 30, 2023 and 25.1% for the three months ended June 30, 2022.

Comparison of Operating Results for the Six Months Ended June 30, 2023 and 2022

General.   Net income for the six months ended June 30, 2023 was $120.3 million, an increase of $16.2 million, or 16%, from net income of $104.1 million for the six months ended June 30, 2022. The increase was primarily due to a $68.6 million increase in net interest income and a $13.2 million decrease in provision for income taxes that was

Merchants Bancorp

partially offset by a $29.6 million decrease in noninterest income, a $20.8 million increase in the provision for credit losses, and an $15.1 million increase in noninterest expense. Included in the results were the following:

●	a $13.0 million tax benefit related to tax refunds receivable and changes to its state tax apportionment calculations described in the Provision for Income Tax section below, and
●	credit events that occurred during the three months ended June 30, 2023 totaling approximately $14.8 million for the impact of a multi-family loan charge-off, an increase in specific reserves for a healthcare customer, and changes to qualitative factors and forecasted loss rates, described in the Provision for Credit Losses section below.

Net Interest Income.    Net interest income increased $68.6 million, or 50%, to $206.3 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The 50% increase reflected a $304.1 million, or 184%, increase in interest income from higher yields and average loan balances, partially offset by a $235.5 million, or 856%, increase in interest expense from higher interest rates and average balances of deposits. The interest rate spread of 2.57% for the six months ended June 30, 2023 decreased 15 basis points compared to 2.72% in the six months ended June 30, 2022.

Our net interest margin increased 29 basis points, to 3.11%, for the six months ended June 30, 2023 from 2.82% for the six months ended June 30, 2022.

Interest Income.   Interest income increased $304.1 million, or 184%, to $469.4 million for the six months ended June 30, 2023, compared with $165.3 million for the six months ended June 30, 2022. This increase was primarily attributable to an increase in higher average yields and loan balances, as well as higher balances of held to maturity securities that were acquired after June 30, 2022.

The average balance of loans, including loans held for sale, during the six months ended June 30, 2023 increased $2.9 billion, or 35%, to $11.3 billion compared to the six months ended June 30, 2022, and the average yield on loans increased 365 basis points, to 7.47% for the six months ended June 30, 2023, compared to 3.82% for the six months ended June 30, 2022.

The average balance of securities held to maturity, during the six months ended June 30, 2023 increased $1.1 billion, or 100%, to $1.1 billion compared to the six months ended June 30, 2022, as none were owned as of June 30, 2022. The average yield on securities held to maturity was 6.04% for the three months ended June 30, 2023.

The average balance of securities available for sale increased $241.6 million, or 76%, to $559.9 million for the six months ended June 30, 2023, from the six months ended June 30, 2022, and the average yield increased 179 basis points, to 2.82% for the six months ended June 30, 2023, compared to 1.03% for the six months ended June 30, 2022.

The average balance of interest-earning deposits and other decreased $693.7 million, or 76%, to $217.3 million for the six months ended June 30, 2023, from $911.0 million for the six months ended June 30, 2022, and the average yield increased 472 basis points, to 5.11% for the six months ended June 30, 2023, compared to 0.39% for the six months ended June 30, 2022.

Interest Expense.   Total interest expense increased $235.5 million, or 856%, to $263.1 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Interest expense on deposits increased $218.7 million, or 927%, to $242.2 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily due to increases in interest rates on certificates of deposit, interest-bearing checking and money market accounts.

Merchants Bancorp

The average balance of certificates of deposit accounts was $4.0 billion for the six months ended June 30, 2023, an increase of $3.2 billion, or 369%, compared to the six months ended June 30, 2022. The average yield on certificates of deposit accounts was 4.68% for the six months ended June 30, 2023, which was a 409 basis point increase compared to 0.59% for six months ended June 30, 2022.

The average balance of interest-bearing checking accounts of $4.2 billion for the six months ended June 30, 2023 increased $248.3 million, or 6%, compared to $3.9 billion for the six months ended June 30, 2022. The average yield of interest-bearing checking accounts was 4.29% for the six months ended June 30, 2023, which was a 382 basis point increase compared to 0.47% for six months ended June 30, 2022.

The average balance of money market accounts of $2.8 billion for the six months ended June 30, 2023 increased $130.0 million, or 5%, compared to $2.7 million for the six months ended June 30, 2022. The average yield of money market accounts was 4.26% for the six months ended June 30, 2023, which was a 337 basis point increase compared to 0.89% for six months ended June 30, 2022.

Interest expense on borrowings increased $16.9 million, or 428%, to $20.8 million for the six months ended June 30, 2023 from the six months ended June 30, 2022. The increase was due primarily to a 662 basis points increase in the average cost of borrowings to 7.81% compared to 1.19% for the six months ended June 30, 2022. The increase was primarily related to the credit linked notes issued by the Company during the three months ended June 30, 2023. The higher average rates were partially offset by a $132.7 million decrease in average balances compared to the six months ended June 30, 2022. Additionally, borrowings include our warehouse structured financing agreements that provide for additional interest payments for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 7.43% and 0.61%, to an effective rate of 7.81% and 1.19% for the six months ended June 30, 2023 and 2022, respectively.

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

	Six Months Ended June 30,
	2023			2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-bearing deposits, and other	$217,276	$5,511	5.11%	$910,994	$1,780	0.39%
Securities available for sale - taxable	559,878	7,830	2.82%	318,249	1,618	1.03%
Held to maturity securities	1,104,069	33,065	6.04%	—	—	—%
Mortgage loans in process of securitization	220,046	4,775	4.38%	273,272	3,694	2.73%
Loans and loans held for sale	11,285,909	418,182	7.47%	8,348,216	158,190	3.82%
Total interest-earning assets	13,387,178	469,363	7.07%	9,850,731	165,282	3.38%
Allowance for credit losses on loans	(49,826)			(32,219)
Noninterest-earning assets	447,082			308,451
Total assets	$13,784,434			$10,126,963

Liabilities/Equity:

Interest-bearing checking	$4,180,614	$88,943	4.29%	$3,932,334	$9,149	0.47%
Savings deposits	236,647	565	0.48%	234,846	95	0.08%
Money market	2,798,774	59,129	4.26%	2,668,735	11,819	0.89%
Certificates of deposit	4,030,001	93,606	4.68%	858,779	2,518	0.59%
Total interest-bearing deposits	11,246,036	242,243	4.34%	7,694,694	23,581	0.62%
Borrowings	537,328	20,810	7.81%	670,055	3,945	1.19%
Total interest-bearing liabilities	11,783,364	263,053	4.50%	8,364,749	27,526	0.66%
Noninterest-bearing deposits	325,596			459,914
Noninterest-bearing liabilities	154,547			107,319
Total liabilities	12,263,507			8,931,982
Equity	1,520,927			1,194,981
Total liabilities and equity	$13,784,434			$10,126,963
Net interest income		$206,310			$137,756
Interest rate spread			2.57%			2.72%
Net interest-earning assets	$1,603,814			$1,485,982
Net interest margin			3.11%			2.82%
Average interest-earning assets to average interest-bearing liabilities			113.61%			117.76%

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

Merchants Bancorp

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Six Months Ended June 30, 2023
	compared to June 30, 2022
	Increase (Decrease)
	Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits and other	$(1,355)	$5,086	$3,731
Securities available for sale - taxable	1,228	4,984	6,212
Securities held to maturity	33,065	—	33,065
Mortgage loans in process of securitization	(719)	1,800	1,081
Loans and loans held for sale	55,666	204,326	259,992
Total interest income	87,885	216,196	304,081
Interest expense
Deposits
Interest-bearing checking	578	79,216	79,794
Savings deposits	1	469	470
Money market deposits	576	46,734	47,310
Certificates of deposit	9,298	81,790	91,088
Total Deposits	10,453	208,209	218,662
Borrowings	(781)	17,646	16,865
Total interest expense	9,672	225,855	235,527
Net interest income	$78,213	$(9,659)	$68,554

Provision for Loan Losses.   We recorded a provision for credit losses of $29.5 million for the six months ended June 30, 2023, an increase of $20.8 million, or 240%, compared to $8.7 million for the six months ended June 30, 2022. The increase was primarily due to:

●	loan growth in the period,
●	replenishment of $8.2 million related to the charge-off of a loan in the multi-family portfolio,
●	a $4.6 million increase related to changes in qualitative factors and forecasted loss rates to reflect changes in industry conditions, such as the impact of higher rates, and
●	a $2.0 million increase in net specific reserves, primarily related to a loan in the healthcare portfolio.

The $29.5 million total provision for credit losses consisted of $28.5 million for the ACL-Loans and $1.0 million for the ACL-OBCE’s. The ACL-Loans was $63.0 million, or 0.64%, of total loans, at June 30, 2023, compared to $44.0 million, or 0.59%, of total loans, at December 31, 2022, and $37.5 million, or 0.53%, at June 30, 2022.

Noninterest Income.   Noninterest income decreased $29.6 million, or 40%, to $44.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to a $21.4 million, or 54%, decrease in gain on sale of loans associated with a shift in business mix to programs with lower average trade pricing in the multi-family loan portfolio, as well as lower single-family and multi-family secondary market volumes.

Merchants Bancorp

A summary of the gain on sale of loans for the six months ended June 30, 2023 and 2022 is below:

	Gain on Sale of Loans
	Six Months Ended
	June 30,	June 30,
	2023	2022

	(in thousands)
Loan Type
Multi-family	$15,281	$34,576
Single-family	479	863
Small Business Association (SBA)	2,323	4,090
Total	$18,083	$39,529

Also contributing to the lower noninterest income was an $8.4 million decrease in loan servicing fees compared to the six months ended June 30, 2022. Included in loan servicing fees was a $0.5 million positive adjustment to the fair value of servicing rights for the six months ended June 30, 2023, compared to a positive adjustment of $15.4 million for the six months ended June 30, 2022.

Partially offsetting the decreases in noninterest income was a $2.9 million increase in syndication and asset management fees compared to the six months ended June 30, 2022. This line of business is becoming a meaningful source of noninterest income.

Noninterest Expense.   Noninterest expense increased $15.1 million, or 24%, to $79.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to a $4.6 million, or 319%, increase in deposit insurance expense, reflecting asset growth. Also contributing to the higher noninterest expenses was a $4.1 million increase in salaries and employee benefits to support loan growth, as well as a $3.1 million increase in professional fees. The efficiency ratio was at 31.58% in the six months ended June 30, 2023, compared with 30.25% in the six months ended June 30, 2022.

Income Taxes.   Provision for income taxes decreased $13.2 million, or 38%, to $21.6 million for the six months ended June 30, 2023 from $34.8 million for the six months ended June 30, 2022. The decrease reflected a $13.0 million tax benefit related to tax refunds receivable and changes to state tax apportionment calculations.

During the three months ended June 30, 2023, the Company received an advisory letter that it requested from the State of Indiana related to certain state tax apportionment provisions in the Indiana Financial Institution Tax Code and Regulations. The advisory letter provided guidance related to the methodology used to determine and source the receipts in the state of Indiana for the Company’s mortgage origination and warehousing service lines. In effect, the guidance provided the Company the ability to revise its state income tax apportionment calculation to reduce its Indiana tax and related deferred tax liabilities. As such, the Company will amend several of its state returns and request the respective refunds. In anticipation of the refunds, a receivable was established as of June 30, 2023. On July 21, 2023, the company received a final revenue ruling from the Indiana Department of Revenue supporting the revised methodology. Additionally, the change in methodology is expected to result in a 1.0% to 1.5% reduction in the Company’s overall effective tax rate in the future.

The effective tax rate was 15.2% for the six months ended June 30, 2023 and 25.1% for the six months ended June 30, 2022.

Our Segments

We operate in three primary segments: Multi-Family Mortgage Banking, Mortgage Warehousing, and Banking. The reportable segments are consistent with the internal reporting and evaluation of the principal lines of business of the

Merchants Bancorp

Company. The Multi-family Mortgage Banking segment originates and services government sponsored mortgages for multi-family and healthcare facilities. It is also a fully integrated syndicator of low-income housing tax credit and debt funds. As one of the top ranked agency lenders in the nation, our licenses with Fannie Mae, Freddie Mac, and FHA, coupled with our bank financing products, provide sponsors custom beginning-to-end financing solutions that adapt to an ever-changing market. We are also one of the largest GNMA servicers in the country based on aggregate loan principal value. As of June 30, 2023 the Company’s total servicing portfolio had an unpaid principal balance of $23.5 billion, primarily managed in the Multi-Family Mortgage Banking segment. Included in this amount was an unpaid principal balance of loans serviced for others of $13.8 billion, an unpaid principal balance of loans sub-serviced for others of $2.1 billion, and other servicing balances of $0.7 billion at June 30, 2023. These loans are not included in the accompanying balance sheets. The Company also manages $7.0 billion of loans for customers that have loans on the balance sheet at June 30, 2023. The servicing portfolio is primarily GNMA, Fannie Mae, and Freddie Mac loans and is a significant source of our noninterest income and deposits.

Our Mortgage Warehousing segment funds agency eligible loans for non-depository financial institutions from the date of origination or purchase until the date of sale to an investor, which typically takes less than 30 days and is a significant source of our net interest income, loans, and deposits. Mortgage Warehousing has grown to fund over $78 billion in 2021, $33.2 billion in 2022, and $13.8 billion for the six months ended June 30, 2023. Mortgage Warehousing also provides commercial loans secured by GNMA, Fannie Mae, and Freddie Mac servicing rights and collects deposits related to the mortgage escrow accounts of its customers. Merchants was recently ranked as the third largest producer of warehouse commitments by Inside Mortgage Finance.

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

For the three months ended June 30, 2023 and 2022, we had total net income of $65.3 million and $53.9 million, respectively. For the six months ended June 30, 2023 and 2022, we had total net income of $120.3 million and $104.1 million, respectively. Net income for our three segments for the respective periods was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Multi-family Mortgage Banking	$11,242	$19,556	$13,208	$31,048
Mortgage Warehousing	18,596	11,868	27,237	25,027
Banking	42,650	25,932	91,957	54,696
Other	(7,186)	(3,421)	(12,145)	(6,694)

Total	$65,302	$53,935	$120,257	$104,077

Merchants Bancorp

Multi-family Mortgage Banking.

Comparison of results for the three months ended June 30, 2023 and 2022:

The Multi-family Mortgage Banking segment reported net income of $11.2 million for the three months ended June 30, 2023, a decrease of $8.3 million, or 43%, compared to the three months ended June 30, 2022. The decrease was primarily due to a $19.2 decrease in gain on sale of loans, partially offset by a $6.8 million decrease in the provision for income tax that reflected a tax benefit for tax refunds receivable and changes to state tax apportionment calculations.

Also included in the results was a $2.4 million increase in syndication and asset management fees that was partially offset by a $50,000 decrease in loan servicing fees that reflected higher underlying growth offset by lower positive fair market value adjustments. The decrease in loan servicing fees reflected a positive fair market value adjustment of $2.1 million on servicing rights for the three months ended June 30, 2023 compared to a positive fair market value adjustment of $6.6 million for the three months ended June 30, 2022.

The volume of loans originated and acquired for sale in the secondary market increased by $261.8 million, or 64%, to $668.2 million, for the three months ended June 30, 2023, compared to $406.4 million for the three months ended June 30, 2022.

Comparison of results for the six months ended June 30, 2023 and 2022:

The Multi-family Mortgage Banking segment reported net income of $13.2 million for the six months ended June 30, 2023, a decrease of $17.8 million, or 57%, from the $31.0 million of net income reported for the six months ended June 30, 2022. The decrease was primarily due to a $34.7 million decrease in noninterest income, including a $32.1 million decrease in gain on sale of loans and a $1.3 million decrease in loan servicing fees. The decrease in loan servicing fees reflected a negative fair market value adjustment of $0.1 million on servicing rights for the six months ended June 30, 2023 compared to a positive fair market value adjustment of $9.9 million for the six months ended June 30, 2022.

The lower noninterest income was partially offset by a $10.1 million decrease in the provision for income tax that was associated with a tax benefit for tax refunds receivable and changes to state tax apportionment calculations, as well as lower commission expenses associated with lower gain on sale for the six months ended June 30, 2023.

The volume of loans originated and acquired for sale in the secondary market decreased by $165.7 million, or 17%, to $782.3 million, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Mortgage Warehousing.

Comparison of results for the three months ended June 30, 2023 and 2022:

The Mortgage Warehousing segment reported net income of $18.6 million for the three months ended June 30, 2023, an increase of $6.7 million, or 57%, compared to the three months ended June 30, 2022. The higher net income reflected a $41.0 million increase in interest income primarily from higher yields and volumes on revolving lines of credit that are collateralized by mortgage servicing rights, as well as a decrease of $4.3 million in the provision for income tax that included a tax benefit for tax refunds receivable and changes to state tax apportionment calculations. Mortgage warehouse fees also increased by $1.5 million. These increases to net income were partially offset by a $37.4 million increase in interest expenses that reflected higher costs of deposits, a $1.5 million increase in the provision for credit losses, and a $0.8 million increase in deposit insurance expenses.

Merchants Bancorp

There was a 5% decrease in warehouse loan volume of $8.4 billion compared to $8.8 billion for the three months ended June 30, 2022, which compared to an industry volume decrease of 32%, according to the Mortgage Bankers Association.

Comparison of results for the six months ended June 30, 2023 and 2022:

The Mortgage Warehousing segment reported net income for the six months ended June 30, 2023 of $27.2 million, an increase of $2.2 million, or 9%, over the $25.0 million reported for the six months ended June 30, 2022. The higher net income was primarily due to a $63.0 million increase in interest income associated with higher yields and volume on revolving lines of credit that are collateralized by mortgage servicing rights, as well as a decrease of $5.7 million in the provision for income tax that reflected a tax benefit for tax refunds receivable and changes to state tax apportionment calculations. Mortgage warehouse fees also increased by $0.7 million. These increases to net income were partially offset by a $63.2 million increase in interest expenses that reflected higher costs of deposits, a $3.1 million increase in the provision for credit losses, and a $1.1 million increase in deposit insurance expenses.

There was a 24% decrease in warehouse loan volume of $13.8 billion compared to $18.2 billion for the six months ended June 30, 2022, which compared to an industry volume decrease of 42%, according to the Mortgage Bankers Association.

Banking.

Comparison of results for the three months ended June 30, 2023 and 2022:

The Banking segment reported net income of $42.7 million for the three months ended June 30, 2023, an increase of $16.7 million, or 64%, compared to the three months ended June 30, 2022. The increase was primarily due to a $28.6 million increase in net interest income, a $9.0 million increase in gain on sale of loans, and a $4.2 million decrease in the provision for income taxes, partially offset by a $16.1 million increase in the provision for credit losses and a $5.4 million increase in salaries and employee benefits.

Noninterest income for the three months ended June 30, 2023 included a positive fair market value adjustment of $1.3 million on single-family servicing rights, compared to a positive fair market value adjustment of $1.2 million for the three months ended June 30, 2022.

Comparison of results for the six months ended June 30, 2023 and 2022:

The Banking segment reported net income of $92.0 million for the six months ended June 30, 2023, an increase of $37.3 million, or 68%, compared to $54.7 million for the six months ended June 30, 2022. The increase was primarily due to a $65.5 million increase in net interest income and a $10.7 million increase in gain on sale of loans, partially offset by an $18.9 million increase in the provision for credit losses, a $7.8 million increase in salaries and employee benefits, a $5.1 million decrease in loan servicing fees, and a $3.5 million increase in deposit insurance expense that, reflected growth in assets and deposits.

Noninterest income for the six months ended June 30, 2023 included a positive fair market value adjustment of $0.6 million on single-family servicing rights, compared to a positive fair market value adjustment of $5.5 million for the six months ended June 30, 2022.

Liquidity and Capital Resources

Liquidity.

Our primary sources of funds are business and consumer deposits, escrow and custodial deposits, brokered deposits, borrowings, principal and interest payments on loans, and proceeds from sale of loans. While maturities and scheduled

Merchants Bancorp

amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition.

At June 30, 2023, based on available collateral, we had $5.3 billion in available unused borrowing capacity with the FHLB and the Federal Reserve discount window. While the amounts available fluctuate daily, we also had available capacity in credit lines through our membership in the AFX. This liquidity enhances the ability to effectively manage interest expense and asset levels in the future.

The Company’s most liquid assets are in cash, short-term investments, including interest-bearing demand deposits, mortgage loans in process of securitization, loans held for sale, and warehouse lines of credit included in loans receivable. Taken together with its unused borrowing capacity of $5.3 billion described below, these totaled $10.2 billion, or 64%, of its $15.9 billion total assets at June 30, 2023. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our liquid assets and borrowing capacity significantly exceed our uninsured deposits. Uninsured deposits totaled approximately $2 billion as of June 30, 2023, representing less than 20% of total deposits. Since 2018, the Company has offered its customers an opportunity to insure balances in excess of $250,000 through our insured cash sweep program that extends FDIC protection up to $100 million. The balance of deposits in this program was $1.7 billion as of June 30, 2023.

The Company’s investment portfolio has minimal levels of unrealized losses and management does not anticipate a need to sell securities for liquidity purposes at a loss. We are able to maintain minimal levels of investment securities because of our originate to sell model, which provides ongoing liquidity. As of June 30, 2023, Accumulated Other Comprehensive Losses (“AOCL”) of $7.0 million losses, related to securities available for sale, decreased $3.5 million, or 33%, compared to losses of $10.5 million as of December 31, 2022. The $7.0 million loss in AOCL as of June 30, 2023 represented less than 1% of total equity and 1% of total securities available for sale.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash (used in) provided by operating activities was $(543.0) million and $874.8 million for the six months ended June 30, 2023 and 2022, respectively. Net cash (used in) investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities and loans, was $(2.4) billion and $(1.4) billion for the six months ended June 30, 2023 and 2022, respectively. Net cash provided by (used in) financing activities, which is comprised primarily of net change in borrowings and deposits was $3.1 billion and $(297.4) million for the six months ended June 30, 2023 and 2022, respectively.

At June 30, 2023 we had $3.5 billion in outstanding commitments to extend credit that are subject to credit risk and $3.7 billion outstanding commitments subject to certain performance criteria and cancellation by the Company, including loans pending closing, unfunded construction draws, and unfunded lines of warehouse credit. We anticipate that we will have sufficient funds available to meet our current loan origination commitments.

Certificates of deposit that are scheduled to mature in less than one year from June 30, 2023 totaled $5.0 billion, or 97%, of total certificates of deposit. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances, the Federal Reserve discount window, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Shareholders’ Equity. Shareholders’ equity was $1.6 billion as of June 30, 2023, compared to $1.5 billion as of December 31, 2022. The $100.6 million increase resulted primarily from net income of $120.3 million, which was partially offset by dividends paid on common and preferred shares of $24.3 million during the period.

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

Dividends on the Series A Preferred Stock, to the extent declared by the Company’s board, are payable quarterly at an annual rate of $1.75 per share through March 31, 2024. After such date, quarterly dividends were to accrue and be payable at a floating rate equal to three-month LIBOR plus a spread of 460.5 basis points per year. However, the terms of the Series A Preferred Stock permit us to replace three-month LIBOR if we determine that LIBOR has been discontinued or is no longer viewed as an acceptable benchmark for similar securities. With the cessation of published three-month LIBOR rates as of June 30, 2023, the Company has determined that three-month LIBOR has been discontinued and is no longer an acceptable benchmark. The Company anticipates replacing three-month LIBOR with Federal Reserve’s three month Secured Overnight Financing Rate (“SOFR”). The Company believes that three-month SOFR represents the most comparable replacement benchmark, is an industry-accepted substitute, and is consistent with expectations of investors in securities similar to the Series A Preferred Stock. In addition to replacing three-month LIBOR with three-month SOFR, the terms of the Series A Preferred Stock permit us to adjust the spread to ensure that the payable floating rate remains comparable. Therefore, the Company anticipates increasing the spread by 26.2 basis points, which is consistent with industry practice and the recommendation of the Federal Reserve’s Alternative Reference Rates Committee, resulting in the Company paying a floating rate of three-month SOFR plus a spread of 486.7 basis points during the floating rate period. The Company may also redeem the Series A Preferred Stock at its option, subject to regulatory approval, on or after April 1, 2024.

6% Series B Preferred Stock. In August 2019 the Company issued 5,000,000 depositary shares, each representing a 1/40th interest in a share of its 6.00% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, without par value, and with a liquidation preference of $1,000.00 per share (equivalent to $25.00 per depositary

Merchants Bancorp

share)(“Series B Preferred Stock”). After deducting underwriting discounts, commissions, and direct offering expenses, the Company received total net proceeds of $120.8 million.

Dividends on the Series B Preferred Stock, to the extent declared by the Company’s board, are payable quarterly at an annual rate of $60.00 per share (equivalent to $1.50 per depositary share) through September 30, 2024. After such date, quarterly dividends were to accrue and be payable at a floating rate equal to three-month LIBOR plus a spread of 456.9 basis points per year. However, the terms of the Series B Preferred Stock permit us to replace three-month LIBOR if we determine that LIBOR has been discontinued or is no longer viewed as an acceptable benchmark for similar securities. With the cessation of published three-month LIBOR rates as of June 30, 2023, the Company has determined that three-month LIBOR has been discontinued and is no longer an acceptable benchmark. The Company anticipates replacing three-month LIBOR with Federal Reserve’s three month Secured Overnight Financing Rate (“SOFR”). The Company believes that three-month SOFR represents the most comparable replacement benchmark, is an industry-accepted substitute, and is consistent with expectations of investors in securities similar to the Series B Preferred Stock. In addition to replacing three-month LIBOR with three-month SOFR, the terms of the Series B Preferred Stock permit us to adjust the spread to ensure that the payable floating rate remains comparable. Therefore, the Company anticipates increasing the spread by 26.2 basis points, which is consistent with industry practice and the recommendation of the Federal Reserve’s Alternative Reference Rates Committee, resulting in the Company paying a floating rate of three-month SOFR plus a spread of 483.1 basis points during the floating rate period. The Company may also redeem the Series B Preferred Stock at its option, subject to regulatory approval, on or after April 1, 2024.

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

Merchants Bancorp

preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

Common Shares/Dividends. As of June 30, 2023, the Company had 43,237,300 common shares issued and outstanding. The Board expects to declare a quarterly dividend of $0.08 per share in each quarter of 2023.

Capital Adequacy.

The following tables present the Company’s capital ratios at June 30, 2023 and December 31, 2022:

			Minimum		Minimum
			Amount Required		Amount To Be
			for Adequately		Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
June 30, 2023
Total capital(1) (to risk-weighted assets)
Company	$1,625,223	11.3%	$1,148,948	8.0%	$—	N/A	%
Merchants Bank	1,563,433	11.1%	1,127,989	8.0%	1,409,986	10.0
FMBI	37,536	11.3%	26,636	8.0%	33,295	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	1,549,763	10.8%	861,711	6.0%	—	N/A	%
Merchants Bank	1,488,730	10.6%	845,992	6.0%	1,127,989	8.0
FMBI	36,779	11.0%	19,977	6.0%	26,636	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,050,155	7.3%	646,284	4.5%	—	N/A	%
Merchants Bank	1,488,730	10.6%	634,494	4.5%	916,491	6.5
FMBI	36,779	11.0%	14,983	4.5%	21,642	6.5%
Tier I capital(1) (to average assets)
Company	1,549,763	10.6%	586,227	4.0%	—	N/A	%
Merchants Bank	1,488,730	10.4%	574,725	4.0%	718,406	5.0
FMBI	36,779	10.6%	13,823	4.0%	17,279	5.0%
(1)	As defined by regulatory agencies.

Merchants Bancorp

			Minimum		Minimum
			Amount Required		Amount To Be
			for Adequately		Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2022
Total capital(1) (to risk-weighted assets)
Company	$1,507,968	12.2%	$992,883	8.0%	$—	N/A %
Merchants Bank	1,427,738	11.7%	975,853	8.0%	1,219,817	10.0%
FMBI	34,769	11.3%	24,703	8.0%	30,878	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	1,452,456	11.7%	744,662	6.0%	—	N/A %
Merchants Bank	1,372,941	11.3%	731,890	6.0%	975,853	8.0%
FMBI	34,054	11.0%	18,527	6.0%	24,703	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	952,848	7.7%	558,497	4.5%	—	N/A %
Merchants Bank	1,372,941	11.3%	548,917	4.5%	792,881	6.5%
FMBI	34,054	11.0%	13,895	4.5%	20,071	6.5%
Tier I capital(1) (to average assets)
Company	1,452,456	11.7%	497,604	4.0%	—	N/A %
Merchants Bank	1,372,941	11.3%	487,511	4.0%	609,389	5.0%
FMBI	34,054	10.7%	12,702	4.0%	15,878	5.0%
(1)	As defined by regulatory agencies.

Quantitative measures established by regulation to ensure capital adequacy require the Company, Merchants Bank, and FMBI to maintain minimum amounts and ratios. Management believes, as of June 30, 2023 and December 31, 2022, that the Company, Merchants Bank, and FMBI met all capital adequacy requirements to which they were subject.

As of June 30, 2023 and December 31, 2022, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank and FMBI as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s, Merchants Bank’s, or FMBI’s category.

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

Interest Rate Risk

Overview. Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (reprice risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries or SOFR.

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

The following table presents NII at Risk for Merchants Bank as of June 30, 2023 and December 31, 2022.

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
June 30, 2023:
Dollar change	$(93,023)	$(46,622)	$32,156	$60,629
Percent change	(21.0)%	(10.5)%	7.3%	13.7%

December 31, 2022:
Dollar change	$(96,861)	$(48,581)	$37,232	$74,094
Percent change	(23.8)%	(11.9)%	9.2%	18.2%

Our interest rate risk management policy limits the change in our net interest income to 20% for a +/- 100 basis point move in interest rates, and 30% for a +/- 200 basis point move in rates. At June 30, 2023 we estimated that we are within policy limits set by our board of directors for the -200, -100, +100, and +200 basis point scenarios.

The EVE results for Merchants Bank included in the following table reflect the analysis used quarterly by management. It models immediate -200, -100, +100 and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
June 30, 2023:
Dollar change	$1,101	$1,024	$(3,703)	$(23,514)
Percent change	0.1%	0.1%	(0.3)%	(1.6)%

December 31, 2022:
Dollar change	$22,855	$11,640	$(10,925)	$(26,385)
Percent change	1.6%	0.8%	(0.8)%	(1.9)%

Our interest rate risk management policy limits the change in our EVE to 15% for a +/- 100 basis point move in interest rates, and 20% for a +/- 200 basis point move in rates. We are within policy limits set by our board of directors for the -200, -100, +100 and +200 basis point scenarios. The EVE reported at June 30, 2023 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective.

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

Merchants Bancorp

Date:	August 9, 2023	By:	/s/ Michael F. Petrie
Michael F. Petrie
Chairman & Chief Executive Officer

Date:	August 9, 2023	By:	/s/ John F. Macke
John F. Macke Chief Financial Officer
(Principal Financial & Accounting Officer)