Form 10-Q
period 2023-09-30
Merchants Bancorp
filed 2023-11-09
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 1, 2023, the latest practicable date, 43,240,212 shares of the registrant’s common stock, without par value, were issued and outstanding.

Merchants Bancorp

Part I – Financial Information

Item 1. Financial Statements

Merchants Bancorp

Condensed Consolidated Balance Sheets

September 30, 2023 (Unaudited) and December 31, 2022

(In thousands, except share data)

	September 30,	December 31,
	2023	2022
Assets
Cash and due from banks	$10,633	$22,170
Interest-earning demand accounts	396,605	203,994
Cash and cash equivalents	407,238	226,164
Securities purchased under agreements to resell	3,385	3,464
Mortgage loans in process of securitization	476,047	154,194
Securities available for sale	624,586	323,337
Securities held to maturity ($1,010,745 and $1,118,966 at fair value, respectively)	1,012,801	1,119,078
Federal Home Loan Bank (FHLB) stock	48,219	39,130
Loans held for sale (includes $90,875 and $82,192 at fair value, respectively)	3,477,036	2,910,576
Loans receivable, net of allowance for credit losses on loans of $66,864 and $44,014, respectively	9,910,681	7,426,858
Premises and equipment, net	36,730	35,438
Servicing rights	162,141	146,248
Interest receivable	78,401	56,262
Goodwill	15,845	15,845
Intangible assets, net	831	1,186
Other assets and receivables	241,295	157,447
Total assets	$16,495,236	$12,615,227
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$287,846	$326,875
Interest-bearing	12,719,492	9,744,470
Total deposits	13,007,338	10,071,345
Borrowings	1,654,075	930,392
Deferred and current tax liabilities, net	18,006	19,613
Other liabilities	183,102	134,138
Total liabilities	14,862,521	11,155,488
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 75,000,000 shares
Issued and outstanding - 43,240,212 shares at September 30, 2023 and 43,113,127 shares at December 31, 2022	139,609	137,781
Preferred stock, without par value - 5,000,000 total shares authorized
7% Series A Preferred stock - $25 per share liquidation preference
Authorized - 3,500,000 shares
Issued and outstanding - 2,081,800 shares	50,221	50,221
6% Series B Preferred stock - $1,000 per share liquidation preference
Authorized - 125,000 shares
Issued and outstanding - 125,000 shares (equivalent to 5,000,000 depositary shares)	120,844	120,844
6% Series C Preferred stock - $1,000 per share liquidation preference
Authorized - 200,000 shares
Issued and outstanding - 196,181 shares (equivalent to 7,847,233 depositary shares)	191,084	191,084
8.25% Series D Preferred stock - $1,000 per share liquidation preference
Authorized - 300,000 shares
Issued and outstanding - 142,500 shares (equivalent to 5,700,000 depositary shares)	137,459	137,459
Retained earnings	998,252	832,871
Accumulated other comprehensive loss	(4,754)	(10,521)
Total shareholders' equity	1,632,715	1,459,739
Total liabilities and shareholders' equity	$16,495,236	$12,615,227

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Income (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest Income
Loans	$266,561	$129,101	$684,743	$287,291
Mortgage loans in process of securitization	2,583	2,162	7,358	5,856
Investment securities:
Available for sale - taxable	6,182	485	14,012	2,103
Held to maturity	17,427	970	50,492	970
Federal Home Loan Bank stock	572	379	1,470	932
Other	3,351	1,015	7,964	2,242
Total interest income	296,676	134,112	766,039	299,394
Interest Expense
Deposits	162,906	45,002	405,149	68,583
Borrowed funds	16,334	3,725	37,144	7,670
Total interest expense	179,240	48,727	442,293	76,253
Net Interest Income	117,436	85,385	323,746	223,141
Provision for credit losses	4,014	2,225	33,484	10,888
Net Interest Income After Provision for Credit Losses	113,422	83,160	290,262	212,253
Noninterest Income
Gain on sale of loans	10,758	13,354	28,841	52,883
Loan servicing fees, net	17,384	8,169	28,360	27,507
Mortgage warehouse fees	1,858	1,105	5,751	4,313
Syndication and asset management fees	2,368	3,073	7,476	5,286
Other income	3,700	3,485	9,786	12,965
Total noninterest income	36,068	29,186	80,214	102,954
Noninterest Expense
Salaries and employee benefits	27,052	23,027	74,922	66,795
Loan expenses	1,038	1,226	2,749	3,621
Occupancy and equipment	2,196	1,967	6,884	5,792
Professional fees	2,555	2,429	8,547	5,326
Deposit insurance expense	3,568	755	9,552	2,184
Technology expense	1,609	1,325	4,757	3,865
Other expense	4,912	4,222	14,611	11,358
Total noninterest expense	42,930	34,951	122,022	98,941
Income Before Income Taxes	106,560	77,395	248,454	216,266
Provision for income taxes	25,056	18,907	46,693	53,701
Net Income	$81,504	$58,488	$201,761	$162,565
Dividends on preferred stock	(8,668)	(5,729)	(26,003)	(17,186)
Net Income Allocated to Common Shareholders	72,836	52,759	175,758	145,379
Basic Earnings Per Share	$1.68	$1.22	$4.07	$3.37
Diluted Earnings Per Share	$1.68	$1.22	$4.06	$3.36
Weighted-Average Shares Outstanding
Basic	43,238,724	43,107,975	43,218,125	43,182,380
Diluted	43,351,208	43,258,925	43,317,343	43,331,148

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Income	$81,504	$58,488	$201,761	$162,565
Other Comprehensive Income (Loss):
Net change in unrealized gain/(losses) on investment securities available for sale, net of tax (expense)/benefits of $(714), $1,210, $(2,050) and $3,413, respectively	2,282	(3,616)	5,767	(10,232)
Other comprehensive income (loss) for the period	2,282	(3,616)	5,767	(10,232)
Comprehensive Income	$83,786	$54,872	$207,528	$152,333

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

(In thousands, except share data)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023		2022		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance beginning of period	43,237,300	$138,853	43,106,505	$136,671	43,113,127	$137,781	43,180,079	$137,565
Repurchase of common stock	-	-	-	-	-	-	(165,037)	(1,761)
Cash paid in lieu of fractional shares for stock split	-	-	-	-	-	-	(29)	(1)
Distribution to employee stock ownership plan	-	-	-	-	33,293	810	20,709	653
Shares issued for stock compensation plans, net of taxes withheld to satisfy tax obligations	2,912	756	3,073	555	93,792	1,018	73,856	770
Balance end of period	43,240,212	139,609	43,109,578	137,226	43,240,212	139,609	43,109,578	137,226

7% Series A Preferred Stock
Balance at beginning and end of period	2,081,800	50,221	2,081,800	50,221	2,081,800	50,221	2,081,800	50,221

6% Series B Preferred Stock
Balance at beginning and end of period	125,000	120,844	125,000	120,844	125,000	120,844	125,000	120,844

6% Series C Preferred Stock
Balance at beginning and end of period	196,181	191,084	196,181	191,084	196,181	191,084	196,181	191,084

8.25% Series D Preferred Stock
Balance beginning of period	142,500	137,459	-	-	142,500	137,459	-	-
Issuance of 8.25% Series D preferred stock, net of $5.1 million in offering expenses	-	-	142,500	137,371	-	-	142,500	137,371
Balance at beginning and end of period	142,500	137,459	142,500	137,371	142,500	137,459	142,500	137,371

Retained Earnings
Balance beginning of period		928,875		737,789		832,871		657,149
Net income		81,504		58,488		201,761		162,565
Impact from adoption of ASU 2016-13 (Credit Losses)		-		-		-		(3,648)
Impact from adoption of ASU 2016-02 (Leases)		-		-		-		(110)
Dividends on 7% Series A preferred stock, $1.75 per share, annually		(911)		(911)		(2,732)		(2,732)
Dividends on 6% Series B preferred stock, $60.00 per share, annually		(1,875)		(1,875)		(5,625)		(5,625)
Dividends on 6% Series C preferred stock, $60.00 per share, annually		(2,943)		(2,943)		(8,829)		(8,829)
Dividends on 8.25% Series D preferred stock, $82.50 per share, annually		(2,939)		-		(8,817)		-
Dividends on common stock, $0.32 per share, annually in 2023 and $0.28 per share, annually in 2022		(3,459)		(3,018)		(10,377)		(9,066)
Repurchase of common stock		-		-		-		(2,174)
Balance end of period		998,252		787,530		998,252		787,530

Accumulated Other Comprehensive Loss
Balance beginning of period		(7,036)		(8,070)		(10,521)		(1,454)
Other comprehensive income (loss)		2,282		(3,616)		5,767		(10,232)
Balance end of period		(4,754)		(11,686)		(4,754)		(11,686)

Total shareholders' equity		$1,632,715		$1,412,590		$1,632,715		$1,412,590

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2023 and 2022

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities:
Net income	$201,761	$162,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,119	1,832
Provision for credit losses	33,484	10,888
Gain on sale of loans	(28,841)	(52,883)
Proceeds from sales of loans	15,552,382	21,488,416
Loans and participations originated and purchased for sale	(16,455,580)	(20,209,971)
Purchases of low-income housing tax credits for sale	(44,106)	(22,122)
Proceeds from sale of low-income housing tax credits	23,081	8,556
Change in servicing rights for paydowns and fair value adjustments	(6,729)	(11,974)
Net change in:
Mortgage loans in process of securitization	(321,853)	431,791
Other assets and receivables	(13,383)	(20,958)
Other liabilities	(9,986)	50,630
Other	(3,123)	(2,854)
Net cash (used in) provided by operating activities	(1,070,774)	1,833,916
Investing activities:
Net change in securities purchased under agreements to resell	79	2,391
Purchases of securities available for sale	(631,676)	(50,274)
Purchases of securities held to maturity	(9,786)	(1,005,487)
Proceeds from the sale of securities available for sale	1,516	11,379
Proceeds from calls, maturities and paydowns of securities available for sale	339,995	12,755
Proceeds from calls, maturities and paydowns of securities held to maturity	116,062	—
Purchases of loans	(329,014)	(289,030)
Net change in loans receivable	(1,829,247)	(1,675,505)
Purchase of FHLB stock	(9,089)	(10,326)
Proceeds from sale of FHLB stock	—	784
Purchases of premises and equipment	(3,459)	(6,178)
Purchase of servicing rights	—	(2,057)
Purchase of limited partnership interests	(71,001)	(42,710)
Proceeds from sale of limited partnership interests	52,984	—
Other investing activities	1,591	4,314
Net cash used in investing activities	(2,371,045)	(3,049,944)
Financing activities:
Net change in deposits	2,935,993	1,336,866
Proceeds from borrowings	69,132,347	44,950,000
Repayment of borrowings	(68,615,360)	(45,890,075)
Proceeds from notes payable	60,000	3,400
Proceeds from issuance of preferred stock	—	137,371
Proceeds from credit linked notes	153,546	—
Payment of credit linked notes	(7,253)	—
Repurchase of common stock	—	(3,935)
Dividends	(36,380)	(26,252)
Net cash provided by financing activities	3,622,893	507,375
Net Change in Cash and Cash Equivalents	181,074	(708,653)
Cash and Cash Equivalents, Beginning of Period	226,164	1,032,614
Cash and Cash Equivalents, End of Period	$407,238	$323,961
Supplemental Cash Flows Information:
Interest paid	$415,920	$63,917
Income taxes paid, net of refunds	50,076	47,174
Transfer of loans from loans held for sale to loans receivable	377,460	—
Transfer of loans from loans receivable to loans held for sale	21,960	788,849

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

The accompanying unaudited condensed consolidated balance sheet of the Company as of December 31, 2022, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2022 in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of September 30, 2023 and the results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. All interim amounts have not been audited and the results of operations for the three and nine months ended September 30, 2023, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of and for the period ended September 30, 2023 and 2022 include results from the Company, and its wholly owned subsidiaries, Merchants Bank, FMBI and MAM. Also included are Merchants Bank’s primary operating subsidiaries, MCC, MCS and MCI, as well as all direct and indirectly owned subsidiaries owned by Merchants Bancorp.

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

In May 2023, the Company acquired a variable interest in an investment for which it is the primary beneficiary of, and its results have been consolidated since the date of acquisition. Additionally, the Company has certain variable interest investments that it was deemed not to be a primary beneficiary of as of September 30, 2023. These VIEs are not consolidated and the equity or proportional method of accounting has been applied. The Company will analyze whether the primary beneficiary designation has changed through triggering events on a prospective basis. Changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment. See Note 5: Variable Interest Entities (VIEs) for additional information about VIEs.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Sale of Farmers-Merchants Bank of Illinois branches

On September 7, 2023, the Company entered into an agreement with Bank of Pontiac to sell its Farmers-Merchants Bank of Illinois branch locations in Paxton, Melvin, and Piper City, Illinois, and into an agreement with CBI Bank & Trust, to sell its Farmers-Merchants Bank of Illinois branch located in Joy, Illinois.

In addition to the branches, Bank of Pontiac will acquire approximately $157 million in deposits and $22 million in loans, and CBI Bank & Trust will acquire approximately $62 million in deposits and $27 million in loans.

This transaction enhances the Company’s ability to focus on its core business of single and multi-family mortgage lending and strategically aligns the branches with institutions that share a similar business model and allows them to provide additional products to their customers.

The acquisitions are subject to customary closing conditions, including regulatory approvals.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on loans and fair values of servicing rights and financial instruments.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Restricted Cash

Included in cash equivalents is an account restricted as collateral for the potential risk of loss on senior credit linked notes issued by the Company in March 2023. As of September 30, 2023, there was $52.2 million in restricted cash. Also see Note 11: Borrowings.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2:   Investment Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities available for sale and held to maturity were as follows:

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available for sale:
Treasury notes	$138,520	$33	$667	$137,886
Federal agencies	229,997	—	5,599	224,398
Mortgage-backed - Government-sponsored entity (GSE)	262,302	6	6	262,302
Total securities available for sale	$630,819	$39	$6,272	$624,586
Securities held to maturity:
Mortgage-backed - Non-GSE multi-family	$794,575	$—	$111	$794,464
Mortgage-backed - Non-GSE residential	208,475	—	1,059	207,416
Mortgage-backed - Government - sponsored entity (GSE)	9,751	—	886	8,865
Total securities held to maturity	$1,012,801	$—	$2,056	$1,010,745

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available for sale:
Treasury notes	$37,234	$1	$955	$36,280
Federal agencies	284,986	—	13,096	271,890
Mortgage-backed - Government-sponsored entity (GSE)	15,167	7	7	15,167
Total securities available for sale	$337,387	$8	$14,058	$323,337
Securities held to maturity:
Mortgage-backed - Non-GSE multi-family	$871,772	$12	$—	$871,784
Mortgage-backed - Non-GSE residential	247,306	—	124	247,182
Total securities held to maturity	$1,119,078	$12	$124	$1,118,966

At September 30, 2023 and December 31, 2022, GSE mortgage-backed securities included in the tables above are primarily backed by multi-family and single-family loans.

Accrued interest on securities available for sale totaled $2.0 million at September 30, 2023 and $0.5 million at December 31, 2022, respectively, and is excluded from the estimate of credit losses.

Accrued interest on securities held to maturity totaled $4.4 million at September 30, 2023 and $4.3 million at December 31, 2022, respectively, and is excluded from the estimate of credit losses.

The amortized cost and fair value of available for sale securities at September 30, 2023 and December 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Securities available for sale:	(In thousands)
Within one year	$346,753	$340,839	$118,984	$115,386
After one through five years	21,764	21,445	203,236	192,784
	368,517	362,284	322,220	308,170
Mortgage-backed - Government-sponsored entity (GSE)	262,302	262,302	15,167	15,167
	$630,819	$624,586	$337,387	$323,337
Securities held to maturity:
Mortgage-backed - Non-GSE multi-family	$794,575	$794,464	$871,772	$871,784
Mortgage-backed - Non-GSE residential	208,475	207,416	247,306	247,182
Mortgage-backed - Government - sponsored entity (GSE)	9,751	8,865	—	—
	$1,012,801	$1,010,745	$1,119,078	$1,118,966

During the three and nine months ended September 30, 2023, proceeds from sales of securities available for sale were $1.4 million and $1.5 million, respectively, and the net gain was inconsequential. During the three and nine months ended September 30, 2022 one of the mortgage-backed non-GSE multi-family securities available for sale was sold for $11.4 million, resulting in no gain or loss.

The following tables show the Company’s gross unrealized losses and fair value of the Company’s investment securities with unrealized losses for which an ACL has not been recorded, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022:

	September 30, 2023
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Securities available for sale:
Treasury notes	$5,312	$52	$32,773	$615	$38,085	$667
Federal agencies	14,878	122	209,520	5,477	224,398	5,599
Mortgage-backed - Government-sponsored entity (GSE)	384	1	211	5	595	6
	$20,574	$175	$242,504	$6,097	$263,078	$6,272

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Allowance for Credit Losses

For available for sale securities with an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit-related is recognized in accumulated other comprehensive income (loss), net of tax. Credit-related impairment is recognized as an ACL for available for sale securities on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Accrued interest receivable is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company expects, or is required, to sell an impaired available for sale security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation.

In evaluating available for sale securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized losses on the Company’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. There were no credit related factors underlying unrealized losses on available for sale debt securities at September 30, 2023 and December 31, 2022.

Securities held to maturity are comprised of non-GSE mortgage-backed securities secured by multi-family or single-family properties, and GSE mortgage-backed securities secured by multi-family properties. The GSE security is a Government National Mortgage Association (“Ginnie Mae”) mortgage-backed securities and backed by the full faith and credit of the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. The non-GSE securities were purchased under securitization arrangements where a credit loss component was purchased by third party investors. These securities were evaluated for credit losses over and above the credit loss percentage sold under the arrangements, and the Company does not anticipate any such losses. Additional qualitative factors are evaluated, including the timeliness of principal and interest payments under the contractual terms of the securities. Accordingly, no allowance for credit losses has been recorded for the non-GSE securities.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3:   Mortgage Loans in Process of Securitization

Mortgage loans in process of securitization are recorded at fair value with changes in fair value recorded in earnings. These include multi-family rental real estate loan originations to be sold as Ginnie Mae mortgage-backed securities and Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) participation certificates, all of which are pending settlement with firm investor commitments to purchase the securities, typically occurring within 30 days. A positive fair market value adjustment of $1.9 million and a negative fair market value adjustment of $3.7 million was recorded in earnings for the three months ended September 30, 2023 and 2022, respectively. A positive fair market value adjustment of $2.2 million and $1.1 million was recorded in earnings for the nine months ended September 30, 2023 and 2022, respectively.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest separately from the related loan balance in the consolidated balance sheets. Accrued interest on loans totaled $53.8 million and $35.0 million at September 30, 2023 and December 31, 2022, respectively.

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

The Company offers warehouse lines of credit to fund mortgage loans held for sale from closing until sale to an investor. Under a warehousing arrangement the Company funds a mortgage loan as secured financing. The warehousing arrangement is secured by the underlying mortgages and a combination of deposits, personal guarantees and advance rates. The Company typically holds the collateral until it is sent under a bailee arrangement instructing the investor to send proceeds to the Company. Typical investors are large financial institutions or government agencies. Interest earned from the time of funding to the time of sale is recognized as interest income as accrued. Warehouse fees are accrued as noninterest income.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

 Loan Portfolio Summary

Loans receivable at September 30, 2023 and December 31, 2022 include:

	September 30,	December 31,
	2023	2022

	(In thousands)

Mortgage warehouse lines of credit	$1,022,692	$464,785
Residential real estate(1)	1,358,908	1,178,401
Multi-family financing	3,709,320	3,135,535
Healthcare financing	2,218,559	1,604,341
Commercial and commercial real estate(2)(3)	1,560,031	978,661
Agricultural production and real estate	96,490	95,651
Consumer and margin loans	11,545	13,498
	9,977,545	7,470,872
Less:
ACL-Loans	66,864	44,014

Loans Receivable	$9,910,681	$7,426,858

(1)	Includes $1.2 billion and $1.1 billion of All-in-One© first-lien home equity lines of credit at September 30, 2023 and December 31, 2022, respectively.

(2)	Includes $1.0 billion and $497.0 million of revolving lines of credit collateralized primarily by mortgage servicing rights as of September 30, 2023 and December 31, 2022, respectively.

(3)	Includes only $8.1 million and $12.8 million of non-owner occupied commercial real estate as of September 30, 2023 and December 31, 2022, respectively.

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

Risk is evident if there is a change in the fair value of mortgage loans originated by mortgage bankers in warehouse, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit. However, the warehouse customers are required to hedge the change in value of these loans to mitigate the risk, typically through forward sales contracts.

Residential Real Estate Loans (RES RE): Real estate loans are secured by owner-occupied 1-4 family residences. Repayment of residential real estate loans is primarily dependent on the personal income and credit rating of the borrowers. First-lien HELOC mortgages included in this segment typically carried a base rate of 30-day LIBOR, plus a

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

margin. With the sunset of LIBOR, loans have been transitioned to the One-Year Constant Maturity Treasury (“CMT”), plus a margin.

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

Commercial Lending and Commercial Real Estate Loans (CML & CRE): The commercial lending and commercial real estate portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions, as well as loans to commercial customers to finance land and improvements. It also includes lines of credit collateralized by servicing rights. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations. Small Business Administration (“SBA”) loans are included in this category. Less than 1% of total commercial and commercial real estate loans are made up of non-owner occupied commercial real estate loans. The Company strategically focuses on loan classes that are government backed or can be sold in the secondary market.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The ACL-Loans is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans considering relevant available information from internal and external sources, including historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance also incorporates reasonable and supportable forecasts. There have been no changes to the credit quality components used to assess risk during the nine months ended September 30, 2023. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The level of the ACL is believed to be adequate to absorb current expected future losses in the loan portfolio as of the measurement date.

The ACL-Loans consists of individually evaluated loans and pooled loan components. The Company’s primary portfolio segmentation is by segmenting loans with similar risk characteristics. Loans risk graded substandard and worse are individually evaluated for expected credit losses. For individually evaluated loans that are collateral dependent, the Company may use the fair value of the collateral, less estimated costs to sell, as a practical expedient as of the reporting date to determine the carrying amount of an asset and the allowance for credit losses, as applicable. A loan is considered to be collateral dependent when repayment is expected to be provided substantially through the operation or the sale of the collateral when the borrower is experiencing financial difficulty as of the reporting date.

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

Loan characteristics used in determining the segmentation included the underlying collateral, type or purpose of the loan, and expected credit loss patterns. The initial estimation of expected credit losses for each segment is based on historical credit loss experience and management’s judgement. Given the Company’s modest historical credit loss

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

experience, peer and industry data was incorporated into the measurement. Expected life of loan credit losses are quantified using discounted cash flows and remaining life methodologies.

Model results are supplemented by qualitative adjustments for risk factors relevant in assessing the expected credit losses within the portfolio segments. These adjustments may increase or decrease the estimate of expected credit losses based upon the assessed level of risk for each qualitative factor. At September 30, 2023, the qualitative factors increased the estimate of expected losses.

The models utilized and the applicable qualitative adjustments require assumptions and management judgement that can be subjective in nature. The above measurement approach is also used to estimate the expected credit losses associated with unfunded loan commitments, which also incorporates expected utilization rates.

The following tables present, by loan portfolio segment, the activity in the ACL-Loans for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30, 2023
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$3,361	$7,413	$24,701	$16,123	$10,695	$556	$137	$62,986
Provision for credit losses	(495)	207	1,121	1,876	1,123	34	2	3,868
Loans charged to the allowance	—	(21)	—	—	—	—	—	(21)
Recoveries of loans previously charged-off	—	—	—	—	31	—	—	31
Balance, end of period	$2,866	$7,599	$25,822	$17,999	$11,849	$590	$139	$66,864

	For the Three Months Ended September 30, 2022
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$2,422	$4,910	$16,364	$7,936	$5,195	$551	$96	$37,474
Provision for credit losses	(230)	1,370	(2,365)	1,061	1,821	1	51	1,709
Loans charged to the allowance	—	(4)	—	—	(275)	—	—	(279)
Recoveries of loans previously charged-off	—	—	—	—	92	—	—	92
Balance, end of period	$2,192	$6,276	$13,999	$8,997	$6,833	$552	$147	$38,996

The Company recorded a total provision for credit losses of $4.0 million for the three months ended September 30, 2023. The $4.0 million total provision for credit losses consisted of $3.9 million for the ACL-Loans as shown above and $0.1 million for the ACL-OBCE’s.

The Company recorded a total provision for credit losses of $2.2 million for the three months ended September 30, 2022. The $2.2 million total provision for credit losses consisted of $1.7 million for the ACL-Loans as shown above and $0.5 million for the ACL-OBCE’s.

	For the Nine Months Ended September 30, 2023
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$1,249	$7,029	$16,781	$9,882	$8,326	$565	$182	$44,014
Provision for credit losses	1,617	604	17,441	8,117	4,601	25	(42)	32,363
Loans charged to the allowance	—	(34)	(8,400)	—	(1,118)	—	(1)	(9,553)
Recoveries of loans previously charged-off	—	—	—	—	40	—	—	40
Balance, end of period	$2,866	$7,599	$25,822	$17,999	$11,849	$590	$139	$66,864

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Nine Months Ended September 30, 2022
	MTG WHLOC	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$1,955	$4,170	$14,084	$4,461	$5,879	$657	$138	$31,344
Impact of adopting CECL	41	275	520	139	(1,277)	(18)	21	(299)
Provision for credit losses	196	1,835	(605)	4,397	2,726	(87)	(4)	8,458
Loans charged to the allowance	—	(4)	—	—	(1,238)	—	(15)	(1,257)
Recoveries of loans previously charged-off	—	—	—	—	743	—	7	750
Balance, end of period	$2,192	$6,276	$13,999	$8,997	$6,833	$552	$147	$38,996

The Company recorded a total provision for credit losses of $33.5 million for the nine months ended September 30, 2023. The $33.5 million total provision for credit losses consisted of $32.4 million for the ACL-Loans as shown above and $1.1 million for the ACL-OBCE’s.

The Company recorded a total provision for credit losses of $10.9 million for the nine months ended September 30, 2022. The $10.9 million total provision for credit losses consisted of $8.5 million for the ACL-Loans as shown above, $1.2 million for the ACL-OBCE’s and $1.2 million for ACL-Guarantees.

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

The below table presents the amortized cost basis and ACL-Loans allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses:

	September 30, 2023
	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL-Loans Allocation

	(In thousands)
RES RE	$801	$—	$3	$804	$19
MF FIN	32,334	—	—	32,334	188
HC FIN	30,683	—	—	30,683	2,358
CML & CRE	—	3,829	3,333	7,162	1,124
AG & AGRE	147	—	—	147	1
CON & MAR	—	—	3	3	—
Total collateral dependent loans	$63,965	$3,829	$3,339	$71,133	$3,690

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There have been no significant changes to the types of collateral securing the Company’s collateral dependent loans compared to September 30, 2022.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal risk rating category as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	TOTAL

	(In thousands)
MTG WHLOC
Pass	$—	$—	$—	$—	$—	$—	$1,022,692	$1,022,692
Total	$—	$—	$—	$—	$—	$—	$1,022,692	$1,022,692
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
RES RE
Pass	26,185	9,563	7,014	23,009	3,325	9,621	1,278,828	1,357,545
Special Mention (Watch)	—	—	—	—	60	499	—	559
Substandard	—	—	—	—	—	292	512	804
Total	$26,185	$9,563	$7,014	$23,009	$3,385	$10,412	$1,279,340	$1,358,908
Charge-offs	$—	$—	$—	$—	$—	$21	$13	$34
MF FIN
Pass	840,146	827,151	307,639	87,313	29,926	8,866	1,448,317	3,549,358
Special Mention (Watch)	70,681	3,189	3,404	9,926	—	1,484	38,944	127,628
Substandard	—	28,360	3,974	—	—	—	—	32,334
Total	$910,827	$858,700	$315,017	$97,239	$29,926	$10,350	$1,487,261	$3,709,320
Charge-offs	$—	$8,400	$—	$—	$—	$—	$—	$8,400
HC FIN
Pass	364,365	1,068,033	214,938	67,266	14,668	—	274,666	2,003,936
Special Mention (Watch)	93,291	46,464	31,527	—	—	—	12,658	183,940
Substandard	—	—	21,783	—	—	—	8,900	30,683
Total	$457,656	$1,114,497	$268,248	$67,266	$14,668	$—	$296,224	$2,218,559
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
CML & CRE
Pass	44,605	119,145	70,194	21,533	21,188	18,714	1,247,686	1,543,065
Special Mention (Watch)	112	36	8,671	173	145	233	434	9,804
Substandard	—	80	2,017	904	65	51	4,045	7,162
Total	$44,717	$119,261	$80,882	$22,610	$21,398	$18,998	$1,252,165	$1,560,031
Charge-offs	$—	$496	$36	$586	$—	$—	$—	$1,118
AG & AGRE
Pass	11,805	10,023	6,660	14,537	5,077	18,745	29,496	96,343
Special Mention (Watch)	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	147	—	147
Total	$11,805	$10,023	$6,660	$14,537	$5,077	$18,892	$29,496	$96,490
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
CON & MAR
Pass	515	4,432	293	137	31	4,387	1,715	11,510
Special Mention (Watch)	—	—	—	16	15	1	—	32
Substandard	—	—	—	—	—	3	—	3
Total	$515	$4,432	$293	$153	$46	$4,391	$1,715	$11,545
Charge-offs	$—	$—	$—	$—	$—	$1	$—	$1

Total Pass	$1,287,621	$2,038,347	$606,738	$213,795	$74,215	$60,333	$5,303,400	$9,584,449
Total Special Mention (Watch)	$164,084	$49,689	$43,602	$10,115	$220	$2,217	$52,036	$321,963
Total Substandard	$—	$28,440	$27,774	$904	$65	$493	$13,457	$71,133
Total Loans	$1,451,705	$2,116,476	$678,114	$224,814	$74,500	$63,043	$5,368,893	$9,977,545
Total Charge-offs	$—	$8,896	$36	$586	$—	$22	$13	$9,553

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

The Company did not have any material revolving loans converted to term loans at September 30, 2023 or December 31, 2022.

The Company evaluates the loan risk grading system definitions and ACL-Loans methodology on an ongoing basis. No significant changes were made to either during the past year.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Delinquent Loans

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$1,022,692	$1,022,692
RES RE	749	137	1,787	2,673	1,356,235	1,358,908
MF FIN	6,600	—	32,334	38,934	3,670,386	3,709,320
HC FIN	32,000	25,600	21,783	79,383	2,139,176	2,218,559
CML & CRE	—	44	4,095	4,139	1,555,892	1,560,031
AG & AGRE	—	58	147	205	96,285	96,490
CON & MAR	19	—	19	38	11,507	11,545
	$39,368	$25,839	$60,165	$125,372	$9,852,173	$9,977,545

	December 31, 2022
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHLOC	$—	$—	$—	$—	$464,785	$464,785
RES RE	4,053	152	272	4,477	1,173,924	1,178,401
MF FIN	—	—	—	—	3,135,535	3,135,535
HC FIN	—	—	21,783	21,783	1,582,558	1,604,341
CML & CRE	4,759	—	3,778	8,537	970,124	978,661
AG & AGRE	4,903	—	—	4,903	90,748	95,651
CON & MAR	6	24	22	52	13,446	13,498
	$13,721	$176	$25,855	$39,752	$7,431,120	$7,470,872

Nonperforming Loans

Nonaccrual loans, including modified loans that have not met the six-month minimum performance criterion, are reported as nonperforming loans. For all loan classes, it is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is doubtful under the terms of the loan agreement. Most generally, this is at 90 or more days past due. The amount of interest income recognized on nonaccrual financial assets during the nine months ended September 30, 2023 was inconsequential.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at September 30, 2023 and December 31, 2022.

	September 30,		December 31,
	2023		2022
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing

	(In thousands)
RES RE	$729	$1,058	$245	$96
MF FIN	32,334	—	—	—
HC FIN	21,783	—	21,783	—
CML & CRE	4,095	—	4,390	—
AG & AGRE	147	—	147	—
CON & MAR	3	16	6	16
	$59,091	$1,074	$26,571	$112

The Company did not have any nonperforming loans without an estimated ACL at September 30, 2023.

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

The following table presents the amortized cost basis of loans at September 30, 2023 that were both experiencing financial difficulty and modified during the nine months ended September 30, 2023, by class and by type of modification. There were no new loans modified for borrowers experiencing financial difficulty during the three months ended September 30, 2023. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	For the Nine Months Ended September 30, 2023
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable

	(In thousands)
Commercial and commercial real estate	$—	$3,778	$—	$—	$—	$—	N/M	%
Total	$—	$3,778	$—	$—	$—	$—	N/M	%

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The financial effects of the modifications in the table above include an increase in the weighted average term for commercial and commercial real estate loans of twelve months. As part of our ACL analysis, these loans were individually evaluated for impairment and no specific reserve was recorded. The Company has committed to lend no additional amounts to the borrowers included in the table above.

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

No modified loans defaulted during the three and nine months ended September 30, 2023.

Foreclosures

There were no residential loans in process of foreclosure as of September 30, 2023 and December 31, 2022.

Significant Loan Sales

Freddie Mac Q Series Securitization – 2023 Activity

On August 31, 2023, the Company completed a $303.6 million securitization of 11 multi-family mortgage loans through a Freddie Mac-sponsored Q-Series transaction. The transfer of these loans was accounted for as a sale for financial reporting purposes, in accordance with ASC 860, and a $60,000 loss on sale was recognized. The Company was retained as the mortgage sub-servicer for Freddie Mac on the entire $303.6 million pool of loans. Beyond sub-servicing the loans, the Company’s ongoing involvement in this transaction is limited to customary obligations of loan sales, including any material breach in representation. In connection with this transaction, a mortgage servicing right of $1.5 million was established.

Loans Purchased

The Company purchased $329.0 million and $289.0 million of loans during the nine months ended September 30, 2023 and 2022, respectively.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

At September 30, 2023 the Company determined it was not the primary beneficiary for most of its VIEs, primarily because the Company did not have the obligation to absorb losses or the rights to receive benefits from the VIE that could potentially be significant to the VIE. Evaluation and assessment of VIEs for consolidation is performed on an ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment.

The Company’s maximum exposure to loss associated with its unconsolidated VIEs consists of the capital invested plus any unfunded equity commitments. These investments are recorded in other assets and other liabilities on our consolidated balance sheet. The table below reflects the size of the VIEs as well as our maximum exposure to loss in connection with VIEs at September 30, 2023 and December 31, 2022.

	Total	Total	Maximum
Assets ($ in thousands)	Assets	Liabilities	Exposure to Loss

	(In thousands)
September 30, 2023
Unconsolidated VIEs	$82,346	$37,964	$82,346
December 31, 2022
Unconsolidated VIEs	$52,125	$25,564	$52,125

In addition to the table above, the Company also has a VIE in a REMIC trust that was established in September 2022 in conjunction with a loan sale and securitization. Although the trust is not recognized on the balance sheet, the maximum exposure to loss is the carrying value of the security acquired as part of the securitization transaction, which was $794.6 million and $871.8 million at September 30, 2023 and December 31, 2022, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company, Merchants Bank, and FMBI to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of September 30, 2023 and December 31, 2022, that the Company, Merchants Bank, and FMBI met all capital adequacy requirements.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2023 and December 31, 2022, the most recent notifications from the Board of Governors of the Federal Reserve System (“Federal Reserve”) categorized the Company as well capitalized and most recent notifications from the Federal Deposit Insurance Corporation (“FDIC”) categorized Merchants Bank and FMBI as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s, Merchants Bank’s, or FMBI’s category.

The Company’s, Merchants Bank’s, and FMBI’s actual capital amounts and ratios are presented in the following tables.

			Minimum		Minimum
			Amount to be Well		Amount To Be
			Capitalized with		Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
September 30, 2023
Total capital(1) (to risk-weighted assets)
Company	$1,699,507	11.5%	$1,556,494	10.5%	$—	N/A	%
Merchants Bank	1,669,849	11.5%	1,526,849	10.5%	1,454,142	10.0
FMBI	38,995	11.2%	36,546	10.5%	34,806	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	1,620,024	10.9%	1,260,019	8.5%	—	N/A	%
Merchants Bank	1,591,057	10.9%	1,236,021	8.5%	1,163,314	8.0
FMBI	38,303	11.0%	29,585	8.5%	27,845	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,120,416	7.6%	1,037,663	7.0%	—	N/A	%
Merchants Bank	1,591,057	10.9%	1,017,899	7.0%	945,192	6.5
FMBI	38,303	11.0%	24,364	7.0%	22,624	6.5%
Tier I capital(1) (to average assets)
Company	1,620,024	10.1%	640,543	4.0%	—	N/A	%
Merchants Bank	1,591,057	10.1%	628,478	4.0%	785,597	5.0
FMBI	38,303	10.6%	14,440	4.0%	18,050	5.0%
(1)	As defined by regulatory agencies.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

			Minimum		Minimum
			Amount Required		Amount To Be
			for Adequately		Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2022
Total capital(1) (to risk-weighted assets)
Company	$1,507,968	12.2%	$992,883	8.0%	$—	N/A %
Merchants Bank	1,427,738	11.7%	975,853	8.0%	1,219,817	10.0%
FMBI	34,769	11.3%	24,703	8.0%	30,878	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	1,452,456	11.7%	744,662	6.0%	—	N/A %
Merchants Bank	1,372,941	11.3%	731,890	6.0%	975,853	8.0%
FMBI	34,054	11.0%	18,527	6.0%	24,703	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	952,848	7.7%	558,497	4.5%	—	N/A %
Merchants Bank	1,372,941	11.3%	548,917	4.5%	792,881	6.5%
FMBI	34,054	11.0%	13,895	4.5%	20,071	6.5%
Tier I capital(1) (to average assets)
Company	1,452,456	11.7%	497,604	4.0%	—	N/A %
Merchants Bank	1,372,941	11.3%	487,511	4.0%	609,389	5.0%
FMBI	34,054	10.7%	12,702	4.0%	15,878	5.0%
(1)	As defined by regulatory agencies.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the notional amount and fair value of interest rate locks, forward contracts, and interest rate swaps utilized by the Company at September 30, 2023 and December 31, 2022. This table excludes the fair market value adjustment on loans associated with these derivatives.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

September 30, 2023	(In thousands)		(In thousands)
Interest rate lock commitments	$24,495	Other assets/liabilities	$44	$141
Forward contracts	$34,376	Other assets/liabilities	236	1
Interest rate swaps	$57,548	Other assets/liabilities	5,792	—
			$6,072	$142

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

December 31, 2022	(In thousands)		(In thousands)
Interest rate lock commitments	$8,759	Other assets/liabilities	$28	$23
Forward contracts	$13,096	Other assets/liabilities	46	52
Interest rate swaps	$57,574	Other assets/liabilities	3,030	—
			$3,104	$75

Fair values of these derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the interest rate lock commitment and the balance sheet date. The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)		(In thousands)
Derivative gain (loss) included in gain on sale of loans:
Interest rate lock commitments	$(123)	$(592)	$(102)	$(637)
Forward contracts (includes pair-off settlements)	595	1,091	875	5,550
Interest rates swaps	2,501	3,245	2,762	3,405
Net derivative gains	$2,973	$3,744	$3,535	$8,318

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair values of derivative assets and liabilities related to derivatives for customers with back-to-back interest rate swaps were recorded in the condensed consolidated balance sheets as follows:

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)		(In thousands)
September 30, 2023	$270,427	Other assets/liabilities	$11,588	$11,588
December 31, 2022	$77,495	Other assets/liabilities	$3,041	$3,041

The gross gains and losses on these derivative assets and liabilities were recorded in other noninterest income and other noninterest expense in the condensed consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)		(In thousands)
Gross swap gains	$2,111	$249	$8,547	$2,282
Gross swap losses	2,111	249	8,547	2,282
Net swap gains (losses)	$—	$—	$—	$—

The Company pledged $0 in collateral to secure its obligations under swap contracts at both September 30, 2023 and December 31, 2022.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2023 and December 31, 2022:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2023
Mortgage loans in process of securitization	$476,047	$—	$476,047	$—
Securities available for sale:
Treasury notes	137,886	137,886	—	—
Federal agencies	224,398	—	224,398	—
Mortgage-backed - Government-sponsored entity (GSE)	262,302	—	262,302	—
Loans held for sale	90,875	—	90,875	—
Servicing rights	162,141	—	—	162,141
Derivative assets - interest rate lock commitments	44	—	—	44
Derivative assets - forward contracts	236	—	236	—
Derivative assets - interest rate swaps	5,792	—	5,792	—
Derivative assets - interest rate swaps (back-to-back)	11,588	—	11,588	—
Derivative liabilities - interest rate lock commitments	141	—	—	141
Derivative liabilities - forward contracts	1	—	1	—
Derivative liabilities - interest rate swaps (back-to-back)	11,588	—	11,588	—

December 31, 2022
Mortgage loans in process of securitization	$154,194	$—	$154,194	$—
Securities available for sale:
Treasury notes	36,280	36,280	—	—
Federal agencies	271,890	—	271,890	—
Mortgage-backed - Government-sponsored entity (GSE)	15,167	—	15,167	—
Loans held for sale	82,192	—	82,192	—
Servicing rights	146,248	—	—	146,248
Derivative assets - interest rate lock commitments	28	—	—	28
Derivative assets - forward contracts	46	—	46	—
Derivative assets - interest rate swaps	3,030	—	3,030	—
Derivative assets - interest rate swaps (back-to-back)	3,041	—	3,041	—
Derivative liabilities - interest rate lock commitments	23	—	—	23
Derivative liabilities - forward contracts	52	—	52	—
Derivative liabilities - interest rate swaps (back-to-back)	3,041	—	3,041	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the nine months ended September 30, 2023 and the year ended December 31, 2022. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)		(In thousands)
Servicing rights
Balance, beginning of period	$147,288	$130,710	$146,248	$110,348
Additions
Originated servicing	4,867	11,667	9,164	22,662
Subtractions
Paydowns	(1,660)	(1,946)	(5,431)	(7,963)
Sales of servicing	—	—	—	—
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	11,646	4,553	12,160	19,937
Balance, end of period	$162,141	$144,984	$162,141	$144,984

Derivative Assets - interest rate lock commitments
Balance, beginning of period	$94	$299	$28	$264
Changes in fair value	(50)	(275)	16	(240)
Balance, end of period	$44	$24	$44	$24

Derivative Liabilities - interest rate lock commitments
Balance, beginning of period	$68	$121	$23	$41
Changes in fair value	73	317	118	397
Balance, end of period	$141	$438	$141	$438

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2023 and December 31, 2022.

	Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2023
Impaired loans (collateral-dependent)	$40,809	$—	$—	$40,809
December 31, 2022
Impaired loans (collateral-dependent)	$4,465	$—	$—	$4,465

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

		Valuation			Weighted
	Fair Value	Technique	Unobservable Inputs	Range	Average
	(In thousands)
At September 30, 2023:
Collateral dependent loans	$40,809	Market comparable properties	Marketability discount	0% - 54%	2%
Servicing rights - Multi-family	$125,111	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	1% - 25%	7%
Servicing rights - Single-family	$31,898	Discounted cash flow	Discount rate	9% - 10%	9%
			Constant prepayment rate	7% - 12%	7%
Servicing rights - SBA	$5,132	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	3% - 14%	8%
Derivative assets - interest rate lock commitments	$44	Discounted cash flow	Loan closing rates	62% - 99%	80%
Derivative liabilities - interest rate lock commitments	$141	Discounted cash flow	Loan closing rates	62% - 99%	80%

At December 31, 2022:
Collateral dependent loans	$4,465	Market comparable properties	Marketability discount	4% - 54%	5%
Servicing rights - Multi-family	$111,690	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	0 - 39%	8%
Servicing rights - Single-family	$29,926	Discounted cash flow	Discount rate	9% - 10%	9%
			Constant prepayment rate	7% - 10%	7%
Servicing rights - SBA	$4,632	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	3% - 12%	8%
Derivative assets - interest rate lock commitments	$28	Discounted cash flow	Loan closing rates	60% - 87%	77%
Derivative liabilities - interest rate lock commitments	$23	Discounted cash flow	Loan closing rates	60% - 87%	77%

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

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2023 and December 31, 2022.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Assets	Value	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2023
Financial assets:
Cash and cash equivalents	$407,238	$407,238	$407,238	$—	$—
Securities purchased under agreements to resell	3,385	3,385	—	3,385	—
Securities held to maturity	1,012,801	1,010,745	—	216,281	794,464
FHLB stock	48,219	48,219	—	48,219	—
Loans held for sale	3,386,161	3,386,161	—	3,386,161	—
Loans receivable, net	9,910,681	9,871,660	—	—	9,871,660
Interest receivable	78,401	78,401	—	78,401	—
Financial liabilities:
Deposits	13,007,338	13,005,483	7,961,135	5,044,348	—
Short-term subordinated debt	81,000	81,000	—	81,000	—
FHLB advances	1,063,445	1,063,139	—	1,063,139	—
Other borrowing	362,934	362,934	—	362,934	—
Credit linked notes	146,696	146,694	—	146,694	—
Interest payable	49,757	49,757	—	49,757	—

December 31, 2022
Financial assets:
Cash and cash equivalents	$226,164	$226,164	$226,164	$—	$—
Securities purchased under agreements to resell	3,464	3,464	—	3,464	—
Securities held to maturity	1,119,078	1,118,966	—	247,182	871,784
FHLB stock	39,130	39,130	—	39,130	—
Loans held for sale	2,828,384	2,828,384	—	2,828,384	—
Loans receivable, net	7,426,858	7,431,731	—	—	7,431,731
Interest receivable	56,262	56,262	—	56,262	—
Financial liabilities:
Deposits	10,071,345	10,064,941	7,082,056	2,982,885	—
Short-term subordinated debt	21,000	21,000	—	21,000	—
FHLB advances	859,392	858,984	—	858,984	—
Other borrowing	50,000	50,000	—	50,000	—
Interest payable	23,384	23,384	—	23,384	—

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

The Company has operating lease right-of-use assets of $10.6 million and operating lease right-of-use liabilities of $11.8 million as of September 30, 2023.

Balance sheet, income statement and cash flow detail regarding operating leases follows:

	September 30, 2023	December 31, 2022
Balance Sheet	(In thousands)	(In thousands)
Operating lease right-of-of use asset (in other assets)	$10,556	$10,969
Operating lease liability (in other liabilities)	11,790	11,992

Weighted average remaining lease term (years)	6.1	6.5
Weighted average discount rate	2.88%	2.65%

Maturities of lease liabilities:
One year or less	$622	$2,181
Year two	2,441	2,321
Year three	2,064	1,881
Year four	2,100	1,911
Year five	2,046	1,853
Thereafter	3,566	2,902
Total future minimum lease payments	12,839	13,049
Less: imputed interest	1,049	1,057
Total	$11,790	$11,992

	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2022
Income Statement	(In thousands)	(In thousands)
Components of lease expense:
Operating lease cost (in occupancy and equipment expense)	$591	$482

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Income Statement	(In thousands)	(In thousands)
Components of lease expense:
Operating lease cost (in occupancy and equipment expense)	$1,840	$1,274

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash Flow Statement	(In thousands)	(In thousands)
Supplemental cash flow information:
Operating cash flows from operating leases	$1,506	$1,061

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10: Deposits

Deposits were comprised of the following at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022

	(In thousands)
Noninterest-bearing deposits
Demand deposits	$287,846	$326,875
Total noninterest-bearing deposits	287,846	326,875
Interest-bearing deposits
Demand deposits	$4,616,742	$3,720,363
Savings deposits	3,056,547	3,034,818
Certificates of deposit	5,046,203	2,989,289
Total interest-bearing deposits	12,719,492	9,744,470
Total deposits	$13,007,338	$10,071,345

Maturities for certificates of deposit are as follows:

September 30, 2023
(In thousands)
Due within one year	$4,903,831
Due in one year to two years	92,483
Due in two years to three years	48,520
Due in three years to four years	961
Due in four years to five years	408
Due in five years to six years	—
$5,046,203

Brokered deposit amounts at September 30, 2023 and December 31, 2022, were as follows:

	September 30,	December 31,
	2023	2022

	(In thousands)
Brokered certificates of deposit	$4,393,282	$2,681,198
Brokered savings deposits	6,715	81,532
Brokered deposit on demand accounts	306	13
	$4,400,303	$2,762,743

Note 11: Borrowings

Borrowings were comprised of the following at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022

	(In thousands)
Federal Reserve discount window borrowings	$210,000	$20,000
Short-term subordinated debt	81,000	21,000
FHLB advances	1,063,445	859,392
American Financial Exchange borrowing	145,000	30,000
Credit linked notes	146,696	—
Other borrowings	7,934	—
Total borrowings	$1,654,075	$930,392

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On March 30, 2023, Merchants Bank of Indiana issued and sold credit linked notes, due May 26, 2028. The notes are secured by a restricted collateral account which the Company is required to maintain with a third-party financial institution. The collateral account maintains an amount equal to at least the initial aggregate unpaid principal of the notes. As of September 30, 2023, the account included $52.2 million of restricted cash and the acquisition of $98.8 million in short-term Treasury securities. These are reported as cash equivalents and securities available for sale in the consolidated balance sheets.

Note 12:   Earnings Per Share

Earnings per share were computed as follows:

	Three Month Periods Ended September 30,
	2023			2022
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$81,504			$58,488
Dividends on preferred stock	(8,668)			(5,729)
Net income allocated to common shareholders	$72,836			$52,759
Basic earnings per share		43,238,724	$1.68		43,107,975	$1.22
Effect of dilutive securities-restricted stock awards		112,484			150,950
Diluted earnings per share		43,351,208	$1.68		43,258,925	$1.22

	Nine Month Periods Ended September 30,
	2023			2022
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)
Net income	$201,761			$162,565
Dividends on preferred stock	(26,003)			(17,186)
Net income allocated to common shareholders	$175,758			$145,379
Basic earnings per share		43,218,125	$4.07		43,182,380	$3.37
Effect of dilutive securities-restricted stock awards		99,218			148,768
Diluted earnings per share		43,317,343	$4.06		43,331,148	$3.36

Note 13:   Share-Based Payment Plans

Equity-based incentive awards for Company officers are currently issued pursuant to the 2017 Equity Incentive Plan (the “2017 Incentive Plan”). During the three months ended September 30, 2023 and 2022, the Company did not issue any shares. During the nine months ended September 30, 2023 and 2022, the Company issued 84,335 and 64,962 shares, respectively.

During 2018, the Compensation Committee of the Board of Directors approved a plan for non-executive directors to receive a portion of their annual retainer fees in the form of shares of common stock equal to $10,000, rounded up to the nearest whole share. In January 2021, the Board of Directors amended the plan for nonexecutive directors to receive a portion of their annual fees, issued quarterly, in the form of restricted common stock equal to $50,000 per member, rounded up to the nearest whole share, to be effective after the Company’s annual meeting of shareholders held in May 2021. Accordingly, there were 2,912 and 3,073 shares, issued to non-executive directors during the three months ended September 30, 2023 and 2022, respectively and there were 9,457 and 8,894 shares, issued to non-executive directors during the nine months ended September 30, 2023 and 2022, respectively.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company established an employee stock ownership plan (“ESOP”) effective as of January 1, 2020 to provide certain benefits for all employees who meet certain requirements. There was no contribution to the ESOP during the three months ended September 30, 2023 and 2022. Expenses associated with the contribution to the ESOP totaled $810,000 and $653,000 for the nine months ended September 30, 2023 and 2022, respectively. The Company contributed 33,293 shares and 20,709 shares to the ESOP for the nine months ended September 30, 2023 and 2022, respectively.

Note 14:   Segment Information

Our Company’s business segments are defined as Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. The reportable business segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company. The Multi-family Mortgage Banking segment originates and services government sponsored mortgages for multi-family and healthcare facilities. It is also a fully integrated syndicator of low-income housing tax credit and debt funds. The Mortgage Warehousing segment funds agency eligible residential loans from the date of origination or purchase, until the date of sale in the secondary market, as well as commercial loans to non-depository financial institutions. The Banking segment provides a wide range of financial products and services to consumers and businesses, including retail banking, commercial lending, agricultural lending, retail and correspondent residential mortgage banking, and Small Business Administration (“SBA”) lending. The Other segment includes general and administrative expenses that provide services to all segments; internal funds transfer pricing offsets resulting from allocations to/from the other segments, certain elimination entries and investments in qualified affordable housing limited partnerships. All operations are domestic.

The tables below present selected business segment financial information for the three and nine months ended September 30, 2023 and 2022.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

Three Months Ended September 30, 2023	(In thousands)
Interest income	$1,580	$85,280	$208,307	$1,509	$296,676
Interest expense	19	57,633	123,594	(2,006)	179,240
Net interest income	1,561	27,647	84,713	3,515	117,436
Provision for credit losses	—	(495)	4,509	—	4,014
Net interest income after provision for credit losses	1,561	28,142	80,204	3,515	113,422
Noninterest income	37,266	1,884	(536)	(2,546)	36,068
Noninterest expense	19,169	4,014	10,945	8,802	42,930
Income (loss) before income taxes	19,658	26,012	68,723	(7,833)	106,560
Income taxes	4,973	6,086	16,278	(2,281)	25,056
Net income (loss)	$14,685	$19,926	$52,445	$(5,552)	$81,504
Total assets	$392,754	$4,757,817	$11,135,651	$209,014	$16,495,236

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

Three Months Ended September 30, 2022	(In thousands)
Interest income	$589	$31,240	$99,982	$2,301	$134,112
Interest expense	—	15,089	34,513	(875)	48,727
Net interest income	589	16,151	65,469	3,176	85,385
Provision for credit losses	—	222	2,003	—	2,225
Net interest income after provision for credit losses	589	15,929	63,466	3,176	83,160
Noninterest income	39,421	1,106	(8,317)	(3,024)	29,186
Noninterest expense	21,741	2,332	3,752	7,126	34,951
Income (loss) before income taxes	18,269	14,703	51,397	(6,974)	77,395
Income taxes	4,903	2,902	12,053	(951)	18,907
Net income (loss)	$13,366	$11,801	$39,344	$(6,023)	$58,488
Total assets	$343,443	$2,735,278	$8,760,416	$139,585	$11,978,722

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Nine Months Ended September 30, 2023
Interest income	$3,934	$191,865	566,439	$3,801	$766,039
Interest expense	32	128,411	319,431	(5,581)	442,293
Net interest income	3,902	63,454	247,008	9,382	323,746
Provision for credit losses	—	3,189	30,295	—	33,484
Net interest income after provision for credit losses	3,902	60,265	216,713	9,382	290,262
Noninterest income	84,188	5,789	(2,485)	(7,278)	80,214
Noninterest expense	53,762	10,386	33,233	24,641	122,022
Income (loss) before income taxes	34,328	55,668	180,995	(22,537)	248,454
Income taxes	6,435	8,505	36,593	(4,840)	46,693
Net income (loss)	$27,893	$47,163	$144,402	$(17,697)	$201,761
Total assets	$392,754	$4,757,817	$11,135,651	$209,014	$16,495,236

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Nine Months Ended September 30, 2022
Interest income	$1,229	$74,816	$217,285	$6,064	$299,394
Interest expense	—	22,686	55,066	(1,499)	76,253
Net interest income	1,229	52,130	162,219	7,563	223,141
Provision for credit losses	1,153	849	8,886	—	10,888
Net interest income after provision for credit losses	76	51,281	153,333	7,563	212,253
Noninterest income	121,037	4,316	(16,380)	(6,019)	102,954
Noninterest expense	60,231	7,699	12,960	18,051	98,941
Income (loss) before income taxes	60,882	47,898	123,993	(16,507)	216,266
Income taxes	16,468	11,070	29,953	(3,790)	53,701
Net income (loss)	$44,414	$36,828	$94,040	$(12,717)	$162,565
Total assets	$343,443	$2,735,278	$8,760,416	$139,585	$11,978,722

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 or “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q or the following:

●	business and economic conditions, particularly those affecting the financial services industry and our primary market areas;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses on loans;
●	factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;
●	compliance with governmental and regulatory requirements relating to banking, consumer protection, securities, and tax matters;
●	our ability to maintain licenses required in connection with residential and multi-family mortgage origination, sale, and servicing operations;
●	our ability to identify and address cyber-security risks, fraud, and systems errors;
●	our ability to effectively execute our strategic plan and manage our growth;
●	changes in our senior management team and our ability to attract, motivate, and retain qualified personnel;
●	governmental monetary and fiscal policies, and changes in market interest rates;
●	liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;
●	effects of competition from a wide variety of local, regional, national, and other providers of financial, investment and insurance services;
●	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation; and

Merchants Bancorp

●	changes in federal tax law or policy.

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

Merchants Bancorp

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at September 30, 2023 and results of operations for the three and nine months ended September 30, 2023 and 2022, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this Form 10-Q.

The words “the Company,” “we,” “our” and “us” refer to Merchants Bancorp and its consolidated subsidiaries, unless we indicate otherwise.

Financial Highlights for the Three Months Ended September 30, 2023

●	Net income of $81.5 million increased 39% compared to September 30, 2022 and diluted earnings per share of $1.68 increased 38% compared to September 30, 2022.
●	The 39% increase in net income was primarily driven by a $32.1 million, or 38%, increase in net interest income.
●	Total assets of $16.5 billion increased 4% compared to June 30, 2023, and increased 31% compared to December 31, 2022.
●	As of September 30, 2023, the Company had $5.4 billion, or 32%, of total assets, in unused borrowing capacity with the Federal Home Loan Bank and the Federal Reserve Discount window, based on available collateral.
●	The Company’s most liquid assets are in unrestricted cash, short-term investments, including interest-bearing demand deposits, mortgage loans in process of securitization, loans held for sale, and warehouse lines of credit included in loans receivable. Taken together, with unused borrowing capacity, these totaled $10.7 billion, or 65%, of the $16.5 billion in total assets as of September 30, 2023.
●	Uninsured deposits totaled approximately $2 billion as of September 30, 2023, representing less than 20% of total deposits.
●	Loans receivable of $9.9 billion, net of allowance for credit losses on loans increased $2.5 billion, or 33%, compared to December 31, 2022.
●	Efficiency ratio was 28.0% compared to 30.5% for the three months ended September 30, 2022.
●	As of September 30, 2023, approximately 94% of the total net loans at Merchants Bank reprice within three months, which reduces the risk of market rate increases.
●	Tangible book value per common share of $25.82 increased 24% compared to $20.78 for the three months ended September 30, 2022.
●	On August 31, 2023, the Company completed a $303.6 million securitization of 11 multi-family mortgage loans through a Freddie Mac-sponsored Q-Series transaction.
●	On September 7, 2023, the Company entered into an agreement with Bank of Pontiac to sell its Farmers-Merchants Bank of Illinois branch locations in Paxton, Melvin and Piper City, Illinois and an agreement with CBI Bank & Trust, to sell its Farmers-Merchants Bank of Illinois branch located in Joy, Illinois.

Merchants Bancorp

●	The volume of warehouse loans funded during the three months ended September 30, 2023 amounted to $10.8 billion, an increase of $2.0 billion, or 23%, compared to the three months ended September 30, 2022. This compared to the 10% industry decrease in single-family residential loan volumes for the three months ended September 30, 2023 according to an estimate of industry volume by the Mortgage Bankers Association.
●	The total volume of loans originated and acquired through our multi-family business was $1.4 billion, a decrease of $869.4 million, or 39%, compared to $2.2 billion for the three months ended September 30, 2022. Many of these loans are bridge loans housed in our banking segment while borrowers await conversion to permanent financing. The volume of bridge loans was $785.8 million, a decrease of $705.7 million, or 47%, compared to $1.5 billion for the three months ended September 30, 2022. The volume of loans originated and acquired for sale in the secondary market increased by $55.1 million, or 15%, to $422.1 million, compared to $367.0 million for the three months ended September 30, 2022.

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

Our business consists primarily of funding fixed rate, low risk, multi-family, residential and SBA loans meeting underwriting standards of government programs under an originate to sell model, and retaining adjustable rate loans as held for investment to reduce interest rate risk. The gain on sale of these loans and servicing fees contribute to noninterest income. The funding source is primarily from mortgage custodial, municipal, retail, commercial, and brokered deposits, and short-term borrowing. We believe that the combination of net interest income and noninterest income from the sale of low risk profile assets results in lower than industry charge-offs and a lower expense base which serves to maximize net income and higher than industry shareholder return.

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

Financial Condition

As of September 30, 2023, we had approximately $16.5 billion in total assets, $13.0 billion in deposits and $1.6 billion in total shareholders’ equity. Total assets as of September 30, 2023 included approximately $407.2 million of cash and cash equivalents, $3.5 billion of loans held for sale and $9.9 billion of loans receivable, net of ACL-loans.

Merchants Bancorp

Assets also included $476.0 million of mortgage loans in process of securitization that represent pre-sold multi-family rental real estate loan originations in primarily Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), or Government National Mortgage Association (“GNMA”) mortgage backed securities pending settlements that typically occur within 30 days. There was also $1.0 billion in securities held to maturity that were primarily acquired in conjunction with the securitization of loans that the Company originated. Additionally, we had $624.6 million in securities available for sale that are typically match funded with related custodial deposits or required to collateralize our credit-linked notes. There are some restrictions on the types of securities we hold, particularly for those that are funded by certain custodial deposits where we set the cost of deposits based on the yield of the related securities. Servicing rights at September 30, 2023 were $162.1 million based on the fair value of the loan servicing, which are primarily GNMA multi-family servicing rights with 10-year call protection.

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

Total Assets.   Total assets of $16.5 billion at September 30, 2023 increased $3.9 billion, or 31%, compared to $12.6 billion at December 31, 2022. The increase was due primarily to significant growth in the healthcare, commercial lines of credit collateralized by mortgage servicing rights, multi-family, and mortgage warehouse loan portfolios.

Cash and Cash Equivalents.  Cash and cash equivalents of $407.2 million at September 30, 2023 increased $181.1 million, or 80%, compared to December 31, 2022. The 80% increase reflected higher liquidity to fund anticipated loan growth. Included in cash equivalents was $52.2 million in restricted cash associated with the March 2023 issuance of senior credit linked notes described in Note 11: Borrowings.

Mortgage Loans in Process of Securitization.   Mortgage loans in process of securitization of $476.0 million at September 30, 2023 increased $321.9 million, or 209%, compared to December 31, 2022. These represent loans that our banking subsidiary, Merchants Bank, has funded and are held pending settlement, primarily as GNMA or other agency mortgage-backed securities with a firm investor commitment to purchase the securities. The 209% increase was primarily due to an increase in the volume of loans that had not yet settled with government agencies.

Securities Available for Sale.   Securities available for sale of $624.6 million at September 30, 2023 increased $301.2 million, or 93%, compared to December 31, 2022. The increase in available for sale securities was primarily due to purchases of $631.7 million, partially offset by calls, maturities, repayments, sales and other adjustments of $330.5 million during the period. The purchases were primarily related to securities with protections against any loss in fair value.

As of September 30, 2023, Accumulated Other Comprehensive Losses (“AOCL”) of $4.8 million losses, related to securities available for sale, decreased $5.7 million, or 55%, compared to losses of $10.5 million at December 31, 2022. The $4.8 million of AOCL losses as of September 30, 2023 represented less than 1% of total equity and less than 1% of total securities available for sale.

Securities Held to Maturity.   Securities held to maturity of $1.0 billion at September 30, 2023 decreased $106.3 million, or 9%, compared to $1.1 billion at December 31, 2022. The decrease was primarily due to purchases of $9.8 million offset by calls, maturities and repayments of securities totaling $116.1 million during the period.

Loans Held for Sale.   Loans held for sale, comprised primarily of single-family residential real estate loan participations that meet Fannie Mae, Freddie Mac, or GNMA eligibility, of $3.5 billion at September 30, 2023 increased $566.5 million, or 19%, compared to $2.9 billion at December 31, 2022. The increase in loans held for sale was due primarily to an increase in warehouse participations, partially offset by loans associated with credit linked notes that were transferred to loans receivable during the first quarter of 2023.

Loans Receivable.   Loans receivable, which are comprised of loans held for investment, of $9.9 billion at September 30, 2023 increased $2.5 billion, or 33%, compared to $7.4 billion at December 31, 2022. The increase was comprised primarily of:

Merchants Bancorp

●	an increase of $614.2 million, or 38%, in healthcare financing loans, to $2.2 billion at September 30, 2023,
●	an increase of $581.4 million, or 59%, in commercial and commercial real estate loans, to $1.6 billion at September 30, 2023,
●	an increase of $573.8 million, or 18%, in multi-family financing loans, to $3.7 billion at September 30, 2023,
●	an increase of $557.9 million, or 120%, in mortgage warehouse lines of credit, to $1.0 billion at September 30, 2023, and
●	an increase of $180.5 million, or 15%, in residential real estate loans, to $1.4 billion at September 30, 2023.

The $614.2 million increase in healthcare financing was due to increased volume associated with the credit link notes transaction where loans were transferred from loans held for sale during the first quarter of 2023.

The $581.4 million increase in commercial and commercial real estate was primarily due to higher revolving lines of credit on collateralized mortgage servicing rights during the period.

The $573.8 million increase in multi-family financing was due to higher origination volume for construction, bridge and other loans generated through our multi-family segment that will remain on our balance sheet until they convert to permanent financing or are otherwise paid off over an average of one to three years.

The $557.9 million increase in mortgage warehouse lines of credit was due to higher loan volume from increased sales efforts and market exits of several competitors.

The $180.5 million increase in residential real estate loans was primarily due an increase in All-in-One® first-lien home equity line of credit.

As of September 30, 2023, approximately 94% of the total net loans at Merchants Bank reprice within three months, which reduces the risk of market rate increases.

Allowance for Credit Losses on Loans (“ACL-Loans”). The ACL-Loans of $66.9 million at September 30, 2023 increased $22.9 million compared to $44.0 million at December 31, 2022. The increase was primarily due to loan growth in the period, as well as credit events and increases in qualitative factors and forecasted loss rates to reflect changes in industry conditions that were reported during the three months ended September 30, 2023.

Also influencing the overall level of the ACL-Loans is our differentiated strategy to typically hold loans with shorter durations and to maintain strict underwriting standards that enable us to sell the majority of our loans to government agencies.

Goodwill.   Goodwill of $15.8 million at September 30, 2023 remained unchanged compared to December 31, 2022. At this time, we do not believe there exists any impairment to goodwill or intangible assets.

Servicing Rights.   Servicing rights of $162.1 million at September 30, 2023 increased $15.9 million, or 11%, compared to $146.2 million at December 31, 2022. During the nine months ended September 30, 2023, originated servicing of $9.2 million and a positive fair market value adjustment of $12.2 million were partially offset by paydowns of $5.4 million. Servicing rights are recognized in connection with sales of loans when we retain servicing of the sold loans. The servicing rights are recorded and carried at fair value. The fair value increase recorded during the nine months ended September 30, 2023 was driven by higher loan balances of mortgages serviced and higher interest rates that impacted fair market value adjustments. The value of servicing rights generally increases in rising interest rate

Merchants Bancorp

environments which impact the value of escrow deposits, and declines in falling interest rate environments due to expected prepayments.

Other Assets and Receivables. Other assets and receivables of $241.3 million at September 30, 2023 increased $83.8 million, or 53%, compared to December 31, 2022. The 53% increase in other assets and receivables was primarily due to the acquisition of low-income housing tax credit investments.

Deposits.   Deposits of $13.0 billion at September 30, 2023 increased $2.9 billion, or 29%, compared to $10.1 billion at December 31, 2022. The 29% increase in total deposits was primarily due to a $2.1 billion increase in certificates of deposit, a $857.4 million increase in demand deposits and an increase of $21.7 million in savings deposits. As of September 30, 2023, approximately 88% of the total deposits at Merchants Bank reprice within three months.

Uninsured deposits totaled approximately $2 billion as of September 30, 2023, representing less than 20% of total deposits. Since 2018, the Company has offered its customers an opportunity to insure balances in excess of $250,000 through our insured cash sweep program that extends FDIC protection up to $100 million. The balance of deposits in this program was $1.8 billion as of September 30, 2023.

Core deposits increased by $1.3 billion, or 18%, to $8.6 billion at September 30, 2023 compared to December 31, 2022. Core deposits represented 66% of total deposits at September 30, 2023 compared to 73% of total deposits at December 31, 2022.

We increased our use of brokered deposits by $1.6 billion, or 59%, to $4.4 billion at September 30, 2023 compared to December 31, 2022. Brokered deposits represented 34% of total deposits at September 30, 2023 compared to 27% of total deposits at December 31, 2022.

●	Brokered certificates of deposit accounts of $4.4 billion at September 30, 2023 increased by $1.7 billion, or 64%, compared to December 31, 2022.
●	Brokered demand deposit accounts of $0.3 million at September 30, 2023 increased by $0.3 million, compared to December 31, 2022.
●	Brokered savings deposits accounts of $6.7 million at September 30, 2023 decreased $74.8 million, compared to December 31, 2022.

As of September 30, 2023, brokered certificates of deposit had a weighted average remaining duration of 49 days. Although our brokered deposits are short-term in nature, they may be more rate sensitive compared to other sources of funding. In the future, those depositors may not replace their brokered deposits with us as they mature, or we may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or other sources of funds. Not being able to maintain or replace those deposits as they mature would adversely affect our liquidity. Additionally, if Merchants Bank does not maintain its well-capitalized position, it may not accept or renew any brokered deposits without a waiver granted by the Federal Deposit Insurance Corporation (“FDIC”).

Compared to December 31, 2022, interest-bearing deposits increased $3.0 billion, or 31%, to $12.7 billion at September 30, 2023, and noninterest-bearing deposits decreased $39.0 million, or 12%, to $287.8 million at September 30, 2023.

Borrowings.   Borrowings of $1.7 billion at September 30, 2023, an increase of $723.7 million, or 78%, compared to December 31, 2022. The increase was primarily due to additional borrowings from the FHLB and Federal Reserve, along with the issuance of senior credit linked notes described in Note 11: Borrowings. Depending on rates and timing, borrowing can be a more effective liquidity management alternative than utilizing brokered certificates of deposits. The Company primarily utilizes borrowing facilities from the FHLB, the Federal Reserve’s discount window, and the American Financial Exchange (“AFX”).

Merchants Bancorp

The Company continues to have significant borrowing capacity based on available collateral. As of September 30, 2023, unused lines of credit totaled $5.4 billion, compared to $3.1 billion at December 31, 2022.

Other Liabilities. Other liabilities of $183.1 million at September 30, 2023 increased $49.0 million, or 37%, compared to $134.1 million at December 31, 2022. The 37% increase in other liabilities was primarily due to interest payable and unfunded commitments for low-income housing tax credit investments.

Total Shareholders’ Equity.   Total shareholders’ equity of $1.6 billion at September 30, 2023, increased $173.0 million, or 12%, compared to $1.5 billion as of December 31, 2022. The $173.0 million increase resulted primarily from net income of $201.8 million, which was partially offset by dividends paid on common and preferred shares of $36.4 million during the period.

Asset Quality

Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $60.2 million, or 0.60%, of total loans at September 30, 2023, compared to $26.7 million, or 0.36%, of total loans at December 31, 2022 and $26.6 million, or 0.38%, at September 30, 2022. The increase in nonperforming loans compared to both periods was primarily due to 3 customers, while the remainder of our loan portfolio continued to generally perform as expected.

As a percentage of nonperforming loans, the ACL-Loans was 111% at September 30, 2023 compared to 165% at December 31, 2022 and 147% at September 30, 2022. The decrease in percentage was due to an increase in nonperforming loans. While this percentage decreased compared to both periods, the increase in nonperforming loans was primarily related to increases in the nonaccrual classification and have all been individually evaluated for impairment.

Total loans greater than 30 days past due were $125.4 million at September 30, 2023, $39.8 million at December 31, 2022, and $26.6 million at September 30, 2022. Since the majority of loans to customers have variable rates, the rapid increase in interest rates over the last several quarters has negatively impacted borrowers by increasing their required payment amounts.

Special Mention (including Watch) loans were $322.0 million at September 30, 2023, compared to $137.8 million at December 31, 2022 and $142.8 million at September 30, 2022. The increase to both periods was primarily due to the increase in interest rates for our borrowers.

During the three months ended September 30, 2023 there were $21,000 of charge-offs and $31,000 of recoveries, compared to $279,000 of charge-offs and $92,000 recoveries for the three months ended September 30, 2022.

For the nine months ended September 30, 2023, there were $9.6 million of charge-offs, primarily related to one customer, and $40,000 of recoveries, compared to $1.3 million of charge-offs and $750,000 of recoveries for the nine months ended September 30, 2022.

Comparison of Operating Results for the Three Months Ended September 30, 2023 and 2022

General.   Net income of $81.5 million for the three months ended September 30, 2023 increased by $23.0 million, or 39%, compared to the three months ended September 30, 2022. The increase was primarily driven by a $32.1 million, or 38%, increase in net interest income and a $6.9 million, or 24%, increase in noninterest income. The increases were partially offset by an $8.0 million, or 23%, increase in noninterest expense and a $6.2 million, or 33%, increase in provision for income tax.

Net Interest Income.    Net interest income of $117.4 million for the three months ended September 30, 2023 increased $32.1 million, or 38%, compared to the three months ended September 30, 2022. The 38% increase reflected a $162.6 million, or 121%, increase in interest income from higher yields and average loan balances as well as higher

Merchants Bancorp

average balances of securities held to maturity. The increases were partially offset by a $130.5 million, or 268%, increase in interest expense from higher rates and average balances on deposits, as well as higher rates on borrowings that were primarily related to the credit linked notes issued by the Company in March 2023. The interest rate spread of 2.44% for the three months ended September 30, 2023 decreased 33 basis points compared to 2.77% in the three months ended September 30, 2022.

Our net interest margin decreased 6 basis points, to 2.99%, for the three months ended September 30, 2023 from 3.05% for the three months ended September 30, 2022.

Interest Income.   Interest income of $296.7 million for the three months ended September 30, 2023 increased $162.6 million, or 121%, compared to $134.1 million for the three months ended September 30, 2022. This increase was primarily attributable to an increase in both higher average yields and average balances of loans and loans held for sale, as well as higher average balances in securities held to maturity. The higher yields were in response to higher interest rates set by the Federal Reserve.

The average balance of loans, including loans held for sale, during the three months ended September 30, 2023 increased $3.2 billion, or 31%, to $13.4 billion compared to the three months ended September 30, 2022. The average yield on loans increased 289 basis points, to 7.89% for the three months ended September 30, 2023, compared to 5.00% for the three months ended September 30, 2022. The increase in average balances of loans and loans held for sale was primarily due to increases in the healthcare, commercial lines of credit collateralize by mortgage servicing rights real estate and multi-family portfolios, but all loan portfolios contributed to the growth during the period.

The average balance of securities held to maturity, during the three months ended September 30, 2023 increased $941.7 million, to $1.1 billion compared to the three months ended September 30, 2022. The average yield on securities held to maturity increased 274 basis points, to 6.65% for the three months ended September 30, 2023, compared to 3.91% for the three months ended September 30, 2022. The increase in average balance of securities held to maturity was primarily related to held maturity securities acquired as part of loan securitizations that the Company originated.

The average balance of securities available for sale increased $324.8 million, or 98%, to $656.6 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The average yield increased 316 basis points, to 3.74% for the three months ended September 30, 2023, compared to 0.58% for the three months ended September 30, 2022.

The average balance of interest-earning deposits and other increased $48.0 million, or 23%, to $259.6 million for the three months ended September 30, 2023 from the three months ended September 30, 2022, while the average yield increased 338 basis points, to 5.99% for the three months ended September 30, 2023, compared to 2.61% for the three months ended September 30, 2022.

The average balance of mortgage loans in process of securitization decreased $26.5 million, or 11%, to $208.8 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, while the average yield increased 126 basis points, to 4.91% for the three months ended September 30, 2023, compared to 3.65% for the three months ended September 30, 2022.

Interest Expense.   Total interest expense of $179.2 million for the three months ended September 30, 2023 increased $130.5 million, or 268%, compared to $48.7 million for the three months ended September 30, 2022.

Interest expense on deposits increased $117.9 million, or 262%, to $162.9 million for the three months ended September 30, 2023 from $45.0 million for the three months ended September 30, 2022. The increase was primarily due to higher rates on certificates of deposit, interest-bearing checking, and money market accounts. The higher rates on our deposits were in response to higher interest rates set by the Federal Reserve.

Merchants Bancorp

The average balance of certificates of deposit of $5.3 billion for the three months ended September 30, 2023 increased $3.2 billion, or 159%, compared to the three months ended September 30, 2022. The average rate on certificates of deposit was 5.34% for the three months ended September 30, 2023, which was a 343 basis point increase compared to 1.91% for three months ended September 30, 2022.

The average balance of interest-bearing checking accounts of $4.9 billion for the three months ended September 30, 2023 increased $675.5 million, or 16%, compared to $4.2 billion for the three months ended September 30, 2022. The average yield of interest-bearing checking accounts was 4.76% for the three months ended September 30, 2023, which was a 269 basis point increase compared to 2.07% for three months ended September 30, 2022.

The average balance of money market accounts of $2.8 billion for the three months ended September 30, 2023 increased $275.0, or 11%, compared to $2.5 billion for the three months ended September 30, 2022. The average yield of money market accounts was 4.71% for the three months ended September 30, 2023, which was a 265 basis point increase compared to 2.06% for three months ended September 30, 2022.

Interest expense on borrowings increased $12.6 million, or 338%, to $16.3 million for the three months ended September 30, 2023 from $3.7 million for the three months ended September 30, 2022. The increase reflected a 659 basis points increase in the average cost of borrowings, to 9.10% compared to 2.51% for the three months ended September 30, 2022. The increase was primarily related to the credit linked notes issued by the Company in 2023. Also contributing to the increase in borrowings was an increase of $123.4 million, or 21%, in the average balance of borrowings $711.9 million compared to the three months ended September 30, 2022. Also included in borrowings, our warehouse structured financing agreements provide for additional interest payments for a portion of the earnings generated.

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

	Three Months Ended September 30,
	2023			2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-bearing deposits, and other	$259,630	$3,923	5.99%	$211,653	$1,394	2.61%
Securities available for sale - taxable	656,561	6,182	3.74%	331,796	485	0.58%
Securities held to maturity	1,040,070	17,427	6.65%	98,363	970	3.91%
Mortgage loans in process of securitization	208,767	2,583	4.91%	235,230	2,162	3.65%
Loans and loans held for sale	13,399,854	266,561	7.89%	10,245,294	129,101	5.00%
Total interest-earning assets	15,564,882	296,676	7.56%	11,122,336	134,112	4.78%
Allowance for credit losses on loans	(63,449)			(39,325)
Noninterest-earning assets	529,582			354,794
Total assets	$16,031,015			$11,437,805

Liabilities/Equity:
Interest-bearing checking	$4,882,727	$58,642	4.76%	$4,207,217	$21,980	2.07%
Savings deposits	241,861	340	0.56%	239,262	162	0.27%
Money market	2,798,325	33,235	4.71%	2,523,315	13,094	2.06%
Certificates of deposit	5,255,573	70,689	5.34%	2,030,152	9,766	1.91%
Total interest-bearing deposits	13,178,486	162,906	4.90%	8,999,946	45,002	1.98%
Borrowings	711,948	16,334	9.10%	588,582	3,725	2.51%
Total interest-bearing liabilities	13,890,434	179,240	5.12%	9,588,528	48,727	2.02%
Noninterest-bearing deposits	333,155			474,925
Noninterest-bearing liabilities	199,647			107,192
Total liabilities	14,423,236			10,170,645
Equity	1,607,779			1,267,160
Total liabilities and equity	$16,031,015			$11,437,805
Net interest income		$117,436			$85,385
Interest rate spread			2.44%			2.77%
Net interest-earning assets	$1,674,448			$1,533,808
Net interest margin			2.99%			3.05%
Average interest-earning assets to average interest-bearing liabilities			112.05%			116.00%

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

Merchants Bancorp

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Three Months Ended September 30, 2023
	compared to September 30, 2022
	Increase (Decrease)
	Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits, and other	$316	$2,213	$2,529
Securities available for sale - taxable	475	5,222	5,697
Securities held to maturity	9,287	7,170	16,457
Mortgage loans in process of securitization	(243)	664	421
Loans and loans held for sale	39,751	97,709	137,460
Total interest income	49,586	112,978	162,564
Interest expense
Deposits
Interest-bearing checking	3,529	33,133	36,662
Savings deposits	2	176	178
Money market deposits	1,427	18,714	20,141
Certificates of deposit	15,516	45,407	60,923
Total Deposits	20,474	97,430	117,904
Borrowings	781	11,828	12,609
Total interest expense	21,255	109,258	130,513
Net interest income	$28,331	$3,720	$32,051

Provision for Credit Losses.   We recorded a total provision for credit losses of $4.0 million for the three months ended September 30, 2023, an increase of $1.8 million, compared to the three months ended September 30, 2022. The increase was primarily due to loan growth in the period and increases in qualitative factors and forecasted loss rates to reflect changes in industry conditions.

The $4.0 million total provision for credit losses consisted of $3.9 million for the ACL-Loans and $0.1 million for the ACL-OBCE’s. The ACL-Loans was $66.9 million, or 0.67%, of total loans, at September 30, 2023, compared to $44.0 million, or 0.59%, of total loans, at December 31, 2022, and $39.0 million, or 0.56%, at September 30, 2022.

Noninterest Income.   Noninterest income of $36.1 million for the three months ended September 30, 2023 increased $6.9 million, or 24%, compared to $29.2 million for the three months ended September 30, 2022. The increase was primarily due to a $9.2 million, or 113%, increase in loan servicing fees that were partially offset by a $2.6 million, or 19%, decrease in gain on sale of loans associated with a business mix shift in multi-family lending, from volumes sold in the secondary market towards those maintained on the balance sheet.

Merchants Bancorp

A summary of the gain on sale of loans for the three months ended September 30, 2023 and 2022 is below:

	Gain on Sale of Loans
	Three Months Ended
	September 30,	September 30,
	2023	2022

	(in thousands)
Loan Type
Multi-family	$8,616	$12,002
Single-family	951	138
Small Business Association (SBA)	1,191	1,214
Total	$10,758	$13,354

Loan servicing fees included a $11.6 million positive fair market value adjustment to servicing rights for the three months ended September 30, 2023, compared to a $4.6 million positive adjustment to fair value of servicing rights for the three months ended September 30, 2022.

Noninterest Expense.   Noninterest expense of $42.9 million for the three months ended September 30, 2023 increased $8.0 million, or 23%, compared to $35.0 million for the three months ended September 30, 2022. The increase was due primarily to a $4.0 million, or 17%, increase in salaries and employee benefits to support loan growth, as well as a $2.8 million, or 373%, increase in FDIC deposit insurance expenses. The efficiency ratio was at 28.0% for the three months ended September 30, 2023, compared with 30.5% for the three months ended September 30, 2022.

Income Taxes.   Provision for income tax of $25.1 million for the three months ended September 30, 2023 increased $6.1 million, or 33%, compared to the three months ended September 30, 2022. The increase primarily reflected a 38% increase in net income for the three months ended September 30, 2023.

The effective tax rate was 23.5% for the three months ended September 30, 2023 and 24.4% for the three months ended September 30, 2022.

Comparison of Operating Results for the Nine Months Ended September 30, 2023 and 2022

General.   Net income of $201.8 million for the nine months ended September 30, 2023 increased $39.2 million, or 24%, from net income of $162.6 million for the nine months ended September 30, 2022. The increase was primarily due to a $100.6 million increase in net interest income and a $7.0 million decrease in provision for income taxes that was partially offset by a $23.1 million increase in noninterest expense, a $22.7 million decrease in noninterest income and a $22.6 million increase in provision for credit losses.

Net Interest Income.    Net interest income of $323.7 million for the nine months ended September 30, 2023 increased $100.6 million, or 45%, compared to $223.1 million for the nine months ended September 30, 2022. The 45% increase reflected a $466.6 million, or 156%, increase in interest income from higher yields and average loan balances, partially offset by a $366.0 million, or 480%, increase in interest expense from higher rates and average balances of deposits. The interest rate spread of 2.52% for the nine months ended September 30, 2023 decreased 21 basis points compared to 2.73% for the nine months ended September 30, 2022.

Our net interest margin increased 17 basis points, to 3.07%, for the nine months ended September 30, 2023 from 2.90% for the nine months ended September 30, 2022.

Interest Income.   Interest income of $766.0 million for the nine months ended September 30, 2023 increased $466.6 million, or 156%, compared with $299.4 million for the nine months ended September 30, 2022. This increase

Merchants Bancorp

was primarily attributable to an increase in higher average yields and average loan balances, as well as higher average balances of held to maturity securities that were acquired after September 30, 2022.

The average balance of loans, including loans held for sale, during the nine months ended September 30, 2023 increased $3.0 billion, or 33%, to $12.0 billion compared to $9.0 billion for the nine months ended September 30, 2022, and the average yield on loans increased 336 basis points, to 7.63% for the nine months ended September 30, 2023, compared to 4.27% for the nine months ended September 30, 2022.

The average balance of securities held to maturity, during the nine months ended September 30, 2023 increased $1.0 billion to $1.1 billion compared to the nine months ended September 30, 2022. The average yield on securities held to maturity increased 233 basis points, to 6.24% for the nine months ended September 30, 2023 ended, compared to 3.91% for the nine months ended September 30, 2022.

The average balance of securities available for sale increased $269.6 million, or 84%, to $592.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, and the average yield increased 229 basis points, to 3.16% for the nine months ended September 30, 2023, compared to 0.87% for the nine months ended September 30, 2022.

The average balance of interest-earning deposits and other decreased $443.8 million, or 66%, to $231.5 million for the nine months ended September 30, 2023, from $675.3 million for the nine months ended September 30, 2022, and the average yield increased 482 basis points, to 5.45% for the nine months ended September 30, 2023, compared to 0.63% for the nine months ended September 30, 2022.

Interest Expense.   Total interest expense of $442.3 million for the nine months ended September 30, 2023 increased $366.0 million, or 480%, compared to $76.3 million for the nine months ended September 30, 2022.

Interest expense on deposits increased $336.6 million, or 491%, to $405.1 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily due to increases in rates on certificates of deposit, interest-bearing checking and money market accounts.

The average balance of certificates of deposit accounts was $4.4 billion for the nine months ended September 30, 2023, an increase of $3.2 billion, or 254%, compared to the nine months ended September 30, 2022. The average rate on certificates of deposit accounts was 4.94% for the nine months ended September 30, 2023, which was a 363 basis point increase compared to 1.31% for the nine months ended September 30, 2022.

The average balance of interest-bearing checking accounts of $4.4 billion for the nine months ended September 30, 2023 increased $392.3 million, or 10%, compared to $4.0 billion for the nine months ended September 30, 2022. The average rate on interest-bearing checking accounts was 4.47% for the nine months ended September 30, 2023, which was a 344 basis point increase compared to 1.03% for the nine months ended September 30, 2022.

The average balance of money market accounts of $2.8 billion for the nine months ended September 30, 2023 increased $179.0 million, or 7%, compared to $2.6 million for the nine months ended September 30, 2022. The average rate on money market accounts was 4.41% for the nine months ended September 30, 2023, which was a 314 basis point increase compared to 1.27% for the nine months ended September 30, 2022.

Interest expense on borrowings increased $29.5 million, or 384%, to $37.1 million for the nine months ended September 30, 2023 from the nine months ended September 30, 2022. The increase was due primarily to a 673 basis points increase in the average rate of borrowings to 8.33% compared to 1.60% for the nine months ended September 30, 2022. The increase was primarily related to the credit linked notes issued by the Company in 2023. The higher average rates were partially offset by a $46.4 million decrease in average balances compared to the nine months ended September 30, 2022. Additionally, borrowings include our warehouse structured financing agreements that provide for

Merchants Bancorp

additional interest payments for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 8.12% and 1.03%, to an effective rate of 8.33% and 1.60% for the nine months ended September 30, 2023 and 2022, respectively.

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

	Nine Months Ended September 30,
	2023			2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-bearing deposits, and other	$231,549	$9,434	5.45%	$675,318	$3,174	0.63%
Securities available for sale - taxable	592,460	14,012	3.16%	322,814	2,103	0.87%
Held to maturity securities	1,082,502	50,492	6.24%	33,148	970	3.91%
Mortgage loans in process of securitization	216,245	7,358	4.55%	260,452	5,856	3.01%
Loans and loans held for sale	11,998,301	684,743	7.63%	8,987,526	287,291	4.27%
Total interest-earning assets	14,121,057	766,039	7.25%	10,279,258	299,394	3.89%
Allowance for credit losses on loans	(54,417)			(34,614)
Noninterest-earning assets	474,883			324,068
Total assets	$14,541,523			$10,568,712

Liabilities/Equity:

Interest-bearing checking	$4,417,224	$147,585	4.47%	$4,024,969	$31,128	1.03%
Savings deposits	238,404	905	0.51%	236,334	257	0.15%
Money market	2,798,622	92,364	4.41%	2,619,729	24,914	1.27%
Certificates of deposit	4,443,014	164,295	4.94%	1,253,527	12,284	1.31%
Total interest-bearing deposits	11,897,264	405,149	4.55%	8,134,559	68,583	1.13%
Borrowings	596,174	37,144	8.33%	642,599	7,670	1.60%
Total interest-bearing liabilities	12,493,438	442,293	4.73%	8,777,158	76,253	1.16%
Noninterest-bearing deposits	328,143			464,973
Noninterest-bearing liabilities	169,746			107,276
Total liabilities	12,991,327			9,349,407
Equity	1,550,196			1,219,305
Total liabilities and equity	$14,541,523			$10,568,712
Net interest income		$323,746			$223,141
Interest rate spread			2.52%			2.73%
Net interest-earning assets	$1,627,619			$1,052,100
Net interest margin			3.07%			2.90%
Average interest-earning assets to average interest-bearing liabilities			113.03%			117.11%

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in weighted average interest rates. The

Merchants Bancorp

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

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Nine Months Ended September 30, 2023
	compared to September 30, 2022
	Increase (Decrease)
	Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits, and other	$(2,086)	$8,346	$6,260
Securities available for sale - taxable	1,757	10,152	11,909
Securities held to maturity	30,707	18,815	49,522
Mortgage loans in process of securitization	(994)	2,496	1,502
Loans and loans held for sale	96,241	301,211	397,452
Total interest income	125,625	341,020	466,645
Interest expense
Deposits
Interest-bearing checking	3,034	113,423	116,457
Savings deposits	2	646	648
Money market deposits	1,701	65,749	67,450
Certificates of deposit	31,256	120,755	152,011
Total Deposits	35,993	300,573	336,566
Borrowings	(554)	30,028	29,474
Total interest expense	35,439	330,601	366,040
Net interest income	$90,186	$10,419	$100,605

Provision for Credit Losses.   We recorded a provision for credit losses of $33.5 million for the nine months ended September 30, 2023, an increase of $22.6 million, or 208%, compared to $10.9 million for the nine months ended September 30, 2022. The increase was primarily due to loan growth in the period, as well as credit events and increases in qualitative factors and forecasted loss rates to reflect changes in industry conditions that were reported during the three months ended June 30, 2023, including:

●	replenishment of $8.2 million related to the charge-off of a loan in the multi-family portfolio,
●	a $4.6 million increase related to changes in qualitative factors and forecasted loss rates to reflect changes in industry conditions, such as the impact of higher rates, and
●	a $2.0 million increase in net specific reserves, primarily related to a loan in the healthcare portfolio.

The $33.5 million total provision for credit losses consisted of $32.4 million for the ACL-Loans and $1.1 million for the ACL-OBCE’s. The ACL-Loans was $66.9 million, or 0.67%, of total loans, at September 30, 2023, compared to $44.0 million, or 0.59%, of total loans, at December 31, 2022, and $39.0 million, or 0.56%, at September 30, 2022.

Noninterest Income.   Noninterest income of $80.2 million for the nine months ended September 30, 2023 decreased $22.7 million, or 22%, compared to $103.0 million for the nine months ended September 30, 2022. The decrease was primarily due to a $24.0 million, or 45%, decrease in gain on sale of loans associated with a shift in

Merchants Bancorp

business mix to programs with lower average trade pricing in the multi-family loan portfolio, as well as lower single-family and multi-family secondary market volumes.

A summary of the gain on sale of loans for the nine months ended September 30, 2023 and 2022 is below:

	Gain on Sale of Loans
	Nine Months Ended
	September 30,	September 30,
	2023	2022

	(in thousands)
Loan Type
Multi-family	$23,897	$46,578
Single-family	1,430	1,001
Small Business Association (SBA)	3,514	5,304
Total	$28,841	$52,883

Partially offsetting the decreases in noninterest income was a $2.2 million increase in syndication and asset management fees compared to the nine months ended September 30, 2022. This line of business is becoming a more meaningful source of noninterest income.

Also offsetting the decreases in noninterest income was a $0.9 million increase in loan servicing fees compared to the nine months ended September 30, 2022. The decrease reflected lower positive adjustments to fair value of servicing rights partially offset by higher servicing fees. Included in loan servicing fees was a $12.2 million positive adjustment to the fair value of servicing rights for the nine months ended September 30, 2023, compared to a positive adjustment of $19.9 million for the nine months ended September 30, 2022.

Noninterest Expense.   Noninterest expense of $122.0 million for the nine months ended September 30, 2023 increased $23.1 million, compared to $98.9 million for the nine months ended September 30, 2022. The increase was primarily due to a $8.1 million, or 12%, increase in salaries and employee benefits as well as a $7.4 million, or 337%, increase in deposit insurance expense, reflecting asset growth. The efficiency ratio was at 30.2% for the nine months ended September 30, 2023, compared with 30.3% in the nine months ended September 30, 2022.

Income Taxes.   Provision for income taxes of $46.7 million for the nine months ended September 30, 2023 decreased $7.0 million, or 13%, compared to $53.7 million for the nine months ended September 30, 2022. The decrease reflected a $13.0 million tax benefit related to tax refunds receivable and changes to state tax apportionment calculations that were partially offset by taxes on higher pre-tax income.

The effective tax rate was 18.8% for the nine months ended September 30, 2023 and 24.8% for the nine months ended September 30, 2022.

Our Segments

We operate in three primary segments: Multi-Family Mortgage Banking, Mortgage Warehousing, and Banking. The reportable segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company. The Multi-family Mortgage Banking segment originates and services government sponsored mortgages for multi-family and healthcare facilities. It is also a fully integrated syndicator of low-income housing tax credit and debt funds. As one of the top ranked agency lenders in the nation, our licenses with Fannie Mae, Freddie Mac, and FHA, coupled with our bank financing products, provide sponsors custom beginning-to-end financing solutions that adapt to an ever-changing market. We are also one of the largest GNMA servicers in the country based on aggregate loan principal value. As of September 30, 2023 the Company’s total servicing portfolio had an unpaid principal balance of $24.5 billion, primarily managed in the Multi-Family Mortgage Banking segment. Included in this amount was an

Merchants Bancorp

unpaid principal balance of loans serviced for others of $14.5 billion, an unpaid principal balance of loans sub-serviced for others of $2.1 billion, and other servicing balances of $0.7 billion at September 30, 2023. These loans are not included in the accompanying balance sheets. The Company also manages $7.2 billion of loans for customers that have loans on the balance sheet at September 30, 2023. The servicing portfolio is primarily GNMA, Fannie Mae, and Freddie Mac loans and is a significant source of our noninterest income and deposits.

Our Mortgage Warehousing segment funds agency eligible loans for non-depository financial institutions from the date of origination or purchase until the date of sale to an investor, which typically takes less than 30 days and is a significant source of our net interest income, loans, and deposits. Mortgage Warehousing has grown to fund over $78.3 billion in 2021, $33.2 billion in 2022, and $24.6 billion for the nine months ended September 30, 2023. Mortgage Warehousing also provides commercial loans secured by GNMA, Fannie Mae, and Freddie Mac servicing rights and collects deposits related to the mortgage escrow accounts of its customers. Merchants was recently ranked as the third largest warehouse lender ranked by total commitments by Inside Mortgage Finance.

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

Our segments diversify the net income of Merchants Bank and provide synergies across the segments. The strategic opportunities include that MCC loans are funded by Merchants Banking segment and the Banking segment provides GNMA custodial services to MCC. The securities available for sale funded by MCC custodial deposits, as well as loans generated by Merchants Bank, are pledged to the FHLB to provide advance capacity during periods of high residential loan volume for Mortgage Warehousing. Mortgage Warehousing and Correspondent Mortgage Banking share customer leads. MCC also provides leads to Merchants Bank for core deposit opportunities. Retail and commercial customers provide cross selling opportunities within the banking segment. These and other synergies form a part of our strategic plan.

For the three months ended September 30, 2023 and 2022, we had total net income of $81.5 million and $58.5 million, respectively. For the nine months ended September 30, 2023 and 2022, we had total net income of $201.8 million and $162.6 million, respectively. Net income for our segments for the respective periods was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)
Multi-family Mortgage Banking	$14,685	$13,366	$27,893	$44,414
Mortgage Warehousing	19,926	11,801	47,163	36,828
Banking	52,445	39,344	144,402	94,040
Other	(5,552)	(6,023)	(17,697)	(12,717)

Total	$81,504	$58,488	$201,761	$162,565

Multi-family Mortgage Banking.

Comparison of results for the three months ended September 30, 2023 and 2022:

The Multi-family Mortgage Banking segment reported net income of $14.7 million for the three months ended September 30, 2023, an increase of $1.3 million, or 10%, compared to the three months ended September 30, 2022. The

Merchants Bancorp

increase was primarily due to a $1.0 million increase in net interest income and a $2.6 million decrease in noninterest expenses, that was partially offset by a $2.2 million decrease in noninterest income.

Noninterest income included a $9.3 million increase in loan servicing fees that was offset by a $10.7 million decrease on gain on sale of loans for the three months ended September 30, 2023. Loan servicing fees included a positive fair market value adjustment of $10.4 million on servicing rights, compared to a positive fair market value adjustment of $3.7 million for the three months ended September 30, 2022.

The total volume of loans originated and acquired through our multi-family business was $1.4 billion for the three months ended September 30, 2023, a decrease of $869.4 million, or 39%, compared to $2.2 billion for the three months ended September 30, 2022. Many of these loans are bridge loans housed in our banking segment while borrowers await conversion to permanent financing. The volume of bridge loans was $785.8 million for the three months ended September 30, 2023, a decrease of $705.7 million, or 47%, compared to $1.5 billion for the three months ended September 30, 2022. The volume of loans originated and acquired for sale in the secondary market increased by $55.1 million, or 15%, to $422.1 million, compared to $367.0 million for the three months ended September 30, 2022.

Comparison of results for the nine months ended September 30, 2023 and 2022:

The Multi-family Mortgage Banking segment reported net income of $27.9 million for the nine months ended September 30, 2023, a decrease of $16.5 million, or 37%, from the $44.4 million of net income reported for the nine months ended September 30, 2022. The decrease was primarily due to a $36.8 million decrease in noninterest income, including a $42.9 million decrease in gain on sale of loans that was partially offset by a $8.1 million increase in loan servicing fees.

Loan servicing fees for the nine months ended September 30, 2023 included a positive fair market value adjustment of $10.4 million on servicing rights, compared to a positive fair market value adjustment of $13.6 million for the nine months ended September 30, 2022.

The lower noninterest income was partially offset by a $10.0 million decrease in the provision for income tax that was associated with a tax benefit for tax refunds receivable and changes to state tax apportionment calculations, as well as a $6.5 million decrease in noninterest expense that was associated with lower commission expenses on lower gain on sale for the nine months ended September 30, 2023.

The total volume of loans originated and acquired through our multi-family business was $3.7 billion for the nine months ended September 30, 2023, a decrease of $3.1 billion, or 46%, compared to $6.8 billion for the nine months ended September 30, 2022. Many of these loans are bridge loans housed in our banking segment while borrowers await conversion to permanent financing. The volume of bridge loans was $1.8 billion for the nine months ended September 30, 2023, a decrease of $3.0 billion, or 62%, compared to $4.8 billion for the nine months ended September 30, 2022. The volume of loans originated and acquired for sale in the secondary market decreased by $110.6 million, or 8%, to $1.2 billion, compared to $1.3 billion for the nine months ended September 30, 2022.

Mortgage Warehousing.

Comparison of results for the three months ended September 30, 2023 and 2022:

The Mortgage Warehousing segment reported net income of $19.9 million for the three months ended September 30, 2023, an increase of $8.1 million, or 69%, compared to the three months ended September 30, 2022. The higher net income reflected a $11.5 million increase in net interest income primarily from higher yields and volumes on loans held for sale and revolving lines of credit that are collateralized by mortgage servicing rights.

Merchants Bancorp

There was a 23% increase in warehouse loan volume of $10.8 billion compared to $8.8 billion for the three months ended September 30, 2022, which compared to an industry volume decrease of 10%, according to the Mortgage Bankers Association.

Comparison of results for the nine months ended September 30, 2023 and 2022:

The Mortgage Warehousing segment reported net income for the nine months ended September 30, 2023 of $47.2 million, an increase of $10.3 million, or 28%, over the nine months ended September 30, 2022. The higher net income was primarily due to a $11.3 million increase in net interest income associated with higher interest income due to higher yields and volume on loans held for sale and revolving lines of credit that are collateralized by mortgage servicing rights.

There was a 9% decrease in warehouse loan volume of $24.6 billion compared to $26.9 billion for the nine months ended September 30, 2022, which compared to an industry volume decrease of 35% according to the Mortgage Bankers Association.

Banking.

Comparison of results for the three months ended September 30, 2023 and 2022:

The Banking segment reported net income of $52.4 million for the three months ended September 30, 2023, an increase of $13.1 million, or 33%, compared to the three months ended September 30, 2022. The increase was primarily due to a $19.2 million increase in net interest income and a $7.8 million increase in noninterest income, which were partially offset by a $7.2 million increase in noninterest expense and a $4.2 million increase in the provision for income taxes.

Noninterest income for the three months ended September 30, 2023 included a positive fair market value adjustment of $1.2 million on single-family servicing rights, compared to a positive fair market value adjustment of $0.9 million for the three months ended September 30, 2022.

Comparison of results for the nine months ended September 30, 2023 and 2022:

The Banking segment reported net income of $144.4 million for the nine months ended September 30, 2023, an increase of $50.4 million, or 54%, compared to $94.0 million for the nine months ended September 30, 2022. The increase was primarily due to a $84.8 million increase in net interest income and a $13.9 million increase in noninterest income, partially offset by a $21.4 million increase in the provision for credit losses, and a $20.3 million increase in noninterest expense.

Noninterest income for the nine months ended September 30, 2023 included a positive fair market value adjustment of $1.8 million on single-family servicing rights, compared to a positive fair market value adjustment of $6.3 million for the nine months ended September 30, 2022.

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

At September 30, 2023, based on available collateral, we had $5.4 billion in available unused borrowing capacity with the FHLB and the Federal Reserve discount window. While the amounts available fluctuate daily, we also had

Merchants Bancorp

available capacity in credit lines through our membership in the AFX. This liquidity enhances the ability to effectively manage interest expense and asset levels in the future.

The Company’s most liquid assets are in cash, short-term investments, including interest-bearing demand deposits, mortgage loans in process of securitization, loans held for sale, and warehouse lines of credit included in loans receivable. Taken together with its unused borrowing capacity of $5.4 billion described below, these totaled $10.7 billion, or 65%, of its $16.5 billion total assets at September 30, 2023. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our liquid assets and borrowing capacity significantly exceed our uninsured deposits. Uninsured deposits totaled approximately $2 billion as of September 30, 2023, representing less than 20% of total deposits. Since 2018, the Company has offered its customers an opportunity to insure balances in excess of $250,000 through our insured cash sweep program that extends FDIC protection up to $100 million. The balance of deposits in this program was $1.8 billion as of September 30, 2023.

The Company’s investment portfolio has minimal levels of unrealized losses and management does not anticipate a need to sell securities for liquidity purposes at a loss. We are able to maintain minimal levels of investment securities because of our originate to sell model, which provides ongoing liquidity. As of September 30, 2023, Accumulated Other Comprehensive Losses (“AOCL”) of $4.8 million losses, related to securities available for sale, decreased $5.8 million, or 55%, compared to losses of $10.5 million as of December 31, 2022. The $4.8 million loss in AOCL as of September 30, 2023 represented less than 1% of total equity and 1% of total securities available for sale.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash (used in) provided by operating activities was $(1.1) billion and $1.8 billion for the nine months ended September 30, 2023 and 2022, respectively. Net cash (used in) investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities and loans, was $(2.4) billion and $(3.0) billion for the nine months ended September 30, 2023 and 2022, respectively. Net cash provided by financing activities, which is comprised primarily of net change in borrowings and deposits was $3.6 billion and $507.4 million for the nine months ended September 30, 2023 and 2022, respectively.

At September 30, 2023 we had $3.4 billion in outstanding commitments to extend credit that are subject to credit risk and $5.7 billion outstanding commitments subject to certain performance criteria and cancellation by the Company, including loans pending closing, unfunded construction draws, and unfunded lines of warehouse credit. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Additionally, our business model is designed to sell a significant portion of our loans, which provides flexibility in managing liquidity.

Certificates of deposit that are scheduled to mature in less than one year from September 30, 2023 totaled $4.9 billion, or 97%, of total certificates of deposit. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances, the Federal Reserve discount window, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Merchants Bancorp

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

Shareholders’ Equity. Shareholders’ equity was $1.6 billion as of September 30, 2023, compared to $1.5 billion as of December 31, 2022. The $173.0 million increase resulted primarily from net income of $201.8 million, which was partially offset by dividends paid on common and preferred shares of $36.4 million during the period.

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

Merchants Bancorp

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

Common Shares/Dividends. As of September 30, 2023, the Company had 43,240,212 common shares issued and outstanding. The Board expects to declare a quarterly dividend of $0.08 per share in each quarter of 2023.

Merchants Bancorp

Capital Adequacy.

The following tables present the Company’s capital ratios at September 30, 2023 and December 31, 2022:

			Minimum		Minimum
			Amount to be Well		Amount To Be
			Capitalized with		Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
September 30, 2023
Total capital(1) (to risk-weighted assets)
Company	$1,699,507	11.5%	$1,556,494	10.5%	$—	N/A	%
Merchants Bank	1,669,849	11.5%	1,526,849	10.5%	1,454,142	10.0
FMBI	38,995	11.2%	36,546	10.5%	34,806	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	1,620,024	10.9%	1,260,019	8.5%	—	N/A	%
Merchants Bank	1,591,057	10.9%	1,236,021	8.5%	1,163,314	8.0
FMBI	38,303	11.0%	29,585	8.5%	27,845	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,120,416	7.6%	1,037,663	7.0%	—	N/A	%
Merchants Bank	1,591,057	10.9%	1,017,899	7.0%	945,192	6.5
FMBI	38,303	11.0%	24,364	7.0%	22,624	6.5%
Tier I capital(1) (to average assets)
Company	1,620,024	10.1%	640,543	4.0%	—	N/A	%
Merchants Bank	1,591,057	10.1%	628,478	4.0%	785,597	5.0
FMBI	38,303	10.6%	14,440	4.0%	18,050	5.0%
(1)	As defined by regulatory agencies.

Merchants Bancorp

			Minimum		Minimum
			Amount Required		Amount To Be
			for Adequately		Well
	Actual		Capitalized(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2022
Total capital(1) (to risk-weighted assets)
Company	$1,507,968	12.2%	$992,883	8.0%	$—	N/A %
Merchants Bank	1,427,738	11.7%	975,853	8.0%	1,219,817	10.0%
FMBI	34,769	11.3%	24,703	8.0%	30,878	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	1,452,456	11.7%	744,662	6.0%	—	N/A %
Merchants Bank	1,372,941	11.3%	731,890	6.0%	975,853	8.0%
FMBI	34,054	11.0%	18,527	6.0%	24,703	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	952,848	7.7%	558,497	4.5%	—	N/A %
Merchants Bank	1,372,941	11.3%	548,917	4.5%	792,881	6.5%
FMBI	34,054	11.0%	13,895	4.5%	20,071	6.5%
Tier I capital(1) (to average assets)
Company	1,452,456	11.7%	497,604	4.0%	—	N/A %
Merchants Bank	1,372,941	11.3%	487,511	4.0%	609,389	5.0%
FMBI	34,054	10.7%	12,702	4.0%	15,878	5.0%
(1)	As defined by regulatory agencies.

Quantitative measures established by regulation to ensure capital adequacy require the Company, Merchants Bank, and FMBI to maintain minimum amounts and ratios. Management believes, as of September 30, 2023 and December 31, 2022, that the Company, Merchants Bank, and FMBI met all capital adequacy requirements to which they were subject.

As of September 30, 2023 and December 31, 2022, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank and FMBI as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s, Merchants Bank’s, or FMBI’s category.

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

The following table presents NII at Risk for Merchants Bank as of September 30, 2023 and December 31, 2022.

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
September 30, 2023:
Dollar change	$(82,126)	$(40,859)	$26,931	$51,728
Percent change	(16.7)%	(8.3)%	5.5%	10.5%

December 31, 2022:
Dollar change	$(96,861)	$(48,581)	$37,232	$74,094
Percent change	(23.8)%	(11.9)%	9.2%	18.2%

Our interest rate risk management policy limits the change in our net interest income to 20% for a +/- 100 basis point move in interest rates, and 30% for a +/- 200 basis point move in rates. At September 30, 2023 we estimated that we are within policy limits set by our board of directors for the -200, -100, +100, and +200 basis point scenarios.

The EVE results for Merchants Bank included in the following table reflect the analysis used quarterly by management. It models immediate -200, -100, +100 and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
September 30, 2023:
Dollar change	$34,279	$19,426	$(25,408)	$(65,764)
Percent change	2.2%	1.2%	(1.6)%	(4.2)%

December 31, 2022:
Dollar change	$22,855	$11,640	$(10,925)	$(26,385)
Percent change	1.6%	0.8%	(0.8)%	(1.9)%

Our interest rate risk management policy limits the change in our EVE to 15% for a +/- 100 basis point move in interest rates, and 20% for a +/- 200 basis point move in rates. We are within policy limits set by our board of directors for the -200, -100, +100 and +200 basis point scenarios. The EVE reported at September 30, 2023 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective.

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

Merchants Bancorp

Date:	November 9, 2023	By:	/s/ Michael F. Petrie
Michael F. Petrie
Chairman & Chief Executive Officer

Date:	November 9, 2023	By:	/s/ John F. Macke
John F. Macke Chief Financial Officer
(Principal Financial & Accounting Officer)