Form 10-K
period 2023-12-31
Merchants Bancorp
filed 2024-03-12
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Non-accelerated filer ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

At June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”) was $655.5 million.

As of March 1, 2024, the Registrant had 43,331,304 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement, for its 2024 annual meeting of shareholders to be held May 16, 2024, to be filed within 120 days after December 31, 2023, are incorporated by reference into Part III of this Form 10-K.

MERCHANTS BANCORP

Annual Report on Form 10-K

For Year Ended December 31, 2023

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

PART I

Item 1. Business.

Company Overview

Merchants Bancorp (the “Company,” “Merchants,” “we,” “our,” or “us”), an Indiana corporation formed in 2006, is a diversified bank holding company headquartered in Carmel, Indiana and registered under the Bank Holding Company Act of 1956, as amended. We currently operate in multiple business segments, including Multi-family Mortgage Banking that offers multi-family housing and healthcare facility financing and servicing (through this segment we also serve as a syndicator of low-income housing tax credit and debt funds); Mortgage Warehousing that offers mortgage warehouse financing, commercial loans, and deposit services; and Banking that offers portfolio lending for multi-family and healthcare facility loans, retail and correspondent residential mortgage banking, agricultural lending, Small Business Administration (“SBA”) lending, and traditional community banking. As of December 31, 2023, we had $17.0 billion in assets, $14.1 billion of deposits and $1.7 billion of shareholders’ equity.

We were founded in 1990 as a mortgage banking company, providing financing for multi-family housing and senior living properties. The shared vision of our founders, Michael Petrie and Randall Rogers, was to create a diversified financial services company, which efficiently operates both nationally through mortgage banking and related services, and locally through a community bank. We have primarily grown organically and strategically built our business model in a way that we believe offers insulation from cyclical economic and credit swings and provides synergies across our lines of business.

Merchants Bank of Indiana (“Merchants Bank”), one of our wholly owned banking subsidiaries, operates under an Indiana charter and provides traditional community banking services, as well as portfolio lending for multi-family and healthcare facility loans, retail and correspondent residential mortgage banking, SBA lending, and agricultural lending. Merchants Bank has six depository branches located in Carmel, Indianapolis, Lynn, Spartanburg, and Richmond, Indiana. Until all of its branches were sold to unaffiliated third parties and its remaining charter was merged into Merchants Bank in January 2024, Farmers-Merchants Bank of Illinois (“FMBI”), our other wholly owned banking subsidiary, operated under an Illinois charter and provided traditional community banking services and agricultural lending. FMBI had four depository branches located in Joy, Paxton, Melvin, and Piper City, Illinois.

Our business consists primarily of funding fixed rate, low risk loans meeting underwriting standards of government programs, under an originate to sell model, while retaining adjustable rate loans as held for investment to reduce interest rate risk. The gain on sale of loans and servicing fees generated from the multi-family rental real estate, residential, and SBA loans, as well as fees and fair market value adjustments to servicing related assets, contribute to noninterest income. The funding source is primarily from mortgage custodial, municipal, retail, commercial, and brokered deposits, as well as short-term borrowings. We believe that the combination of net interest income based on short duration assets and liabilities and noninterest income from the sale of low risk profile assets results in lower than industry charge-offs and a lower expense base, which serves to maximize net income and higher than industry shareholder return.

Our Business Segments

We have several lines of business and provide various banking and financial services through our subsidiaries. Our business segments are defined as multi-family mortgage banking, mortgage warehousing, and banking.

Multi-Family Mortgage Banking

Merchants Capital Corp. (“MCC”) and Merchants Capital Servicing, LLC (“MCS”), subsidiaries of Merchants Bank, are primarily engaged in mortgage banking, specializing in originating and servicing loans for affordable multi-family rental housing and healthcare facility financing. Our mortgage servicing portfolio consists primarily of Merchants Bank balance sheet loans, Federal Housing Authority (“FHA”) loans, and affordable Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) loans. Our origination platform and servicing portfolio are significant sources of our noninterest income and deposits. Other originations that are referred to the Banking segment including bridge financing products to refinance, acquire, or reposition multi-family housing projects, construction lending for market rate and affordable housing developments, and financing of need-based healthcare facilities. In some environments, these originations referred to in the Banking segment can represent a significant portion of the Multi-Family Mortgage Banking total origination volume.

Consistently one of the top ranked agency lenders in the nation, our licenses with FHA and affordable Fannie Mae and Freddie Mac, coupled with our bank financing products, provide sponsors custom beginning-to-end financing solutions that adapt to an ever-changing market. We are also an approved United States Department of Agriculture (“USDA”) Rural Housing 538 lender. This cost-effective, reliable funding source is a powerful tool in expanding the availability of affordable housing in rural markets that often have the greatest need. We also offer customized loan products for need-based skilled nursing facilities, including independent living, assisted living, and memory care. A variety of loan products are available to accommodate acquisition, rehabilitation, and refinancing of healthcare properties throughout the country. These loans are underwritten with the intent to convert FHA permanent loans within three years.

In addition to the loans originated directly through our Multi-Family Mortgage Banking segment, we also fund loans brought to us by non-affiliated entities and service or sub-service loans for a fee.

MCC is also a fully integrated tax credit equity syndicator. Our syndication platform, paired with our comprehensive suite of debt offerings, allows us to deliver financing on all aspects of affordable housing transactions. The tax credit equity team specializes in tax-advantaged affordable housing projects with Section 42 Low-Income Housing Tax Credits (“LIHTC”), Historic Rehabilitation Tax Credits, and State tax credits. The investors in MCC’s syndicated funds are institutional investors comprised of banks, insurance companies, and large publicly traded corporations. All funds are underwritten and serviced in-house.

Additionally, through Merchants Asset Management, LLC (“MAM”), we serve as a registered investment advisor that deploys third party investor capital into high quality assets originated by MCC. These debt investment vehicles ultimately support the mission of MCC by creating additional lending capacity and competitive loan terms for clients. We also optimize our capital position and manage our balance sheet through credit risk transfer vehicles and securitizations.

Through the Multi-Family Mortgage Banking segment, many of our fixed rate originated loans are sold to government agencies as mortgage-backed securities within approximately 30 days. As these loans are sold, servicing rights are traditionally retained. We believe that MCC is one of the largest government agency servicers in the country based on aggregate loan principal balance. Our capital markets team also has expertise in facilitating larger scale securitization initiatives, both privately and with government agencies, to successfully manage our capital efficiency, maximize liquidity, and minimize credit risk on our balance sheet.

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

Mortgage Warehousing

We started the warehouse lending business in 2009 because of dislocation in the market. Merchants Bank currently has warehouse repurchase agreements, loan participations, operating lines of credit collateralized by mortgage servicing rights, and custodial deposits with some of the largest non-depository financial institutions and mortgage bankers in the industry.

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

Mortgage Warehousing funded $78.3 billion of loan principal in 2021, $33.2 billion in 2022 and $33.0 billion in 2023. The primary source of liquidity is provided by custodial and corporate deposits of its customers.

Banking

The Banking segment includes retail banking, commercial lending, agricultural lending, retail and correspondent residential mortgage banking, and SBA lending. Retail banking operates primarily in central Indiana and Richmond. Our correspondent mortgage banking business, like Multi-family Mortgage Banking and Mortgage Warehousing, is a national business. Our SBA lending is currently a regional business with offices in four states. The Banking segment has a well-diversified customer and borrower base and has experienced significant growth over the past three years.

Commercial Lending and Retail Banking

Merchants Bank holds loans in its portfolio comprised of multi-family and healthcare bridge loans and multi-family construction loans referred by MCC, owner occupied commercial real estate loans, commercial and industrial loans, agricultural loans, residential mortgage loans and consumer loans. Merchants Bank receives deposits from customers located primarily in Hamilton, Marion, Randolph and surrounding counties in Indiana and from the escrows generated by the servicing activities of MCC and MCS. Until its branches were sold in January 2024, FMBI received deposits from and made loans to customers located through multiple branches in Illinois.

Agricultural Lending

Merchants Bank’s Lynn and Richmond, Indiana offices primarily offer agricultural loans within its designated Community Reinvestment Act (“CRA”) assessment area of Randolph and Wayne counties in Eastern Indiana and nearby Darke County, Ohio. FMBI primarily provided agricultural loans within its designated CRA assessment area of Mercer County in Western Illinois and Ford County in East Central Illinois. Merchants Bank offers operating lines of credit for crop and livestock production, intermediate term financing to purchase agricultural equipment and breeding livestock and long-term financing to purchase agricultural real estate. Merchants Bank is approved to sell agricultural loans in the secondary market through the Federal Agricultural Mortgage Corporation (“Farmer Mac”) and uses this relationship to manage interest rate risk within the agricultural loan portfolio. Merchants Bank is also a Certified Lender with the Farm Service Agency to offset credit risk inherent in the Agriculture loan portfolio.

Single-Family Mortgage Lending, Correspondent Lending and Servicing

Merchants Mortgage is the branded division of Merchants Bank that is a single-family mortgage origination and servicing platform. Merchants Mortgage is both a retail and correspondent mortgage lender. Merchants Mortgage is an approved originator of FHA, VA, and USDA loans and approved seller servicer by Government National Mortgage Association (“Ginnie Mae”), Fannie Mae and Freddie Mac. Merchants Mortgage offers agency eligible, jumbo fixed and hybrid adjustable-rate mortgages for purchase or refinancing of single-family residences. Other products include construction, bridge and lot financing, and first-lien home equity lines of credit (“HELOC”). Loans held for sale generate revenues from fees charged to borrowers, interest income during the warehouse period, gain on sale of loans to investors, and servicing fee income. There are multiple investor outlets, including direct sale capability to Fannie Mae, Freddie Mac, Federal Home Loan Bank (“FHLB”) of Indianapolis, and other third-party investors to allow Merchants Mortgage a best execution at sale. Merchants Mortgage also originates loans held for investment and earns interest income over the life of the loan.

SBA Lending

Merchants Bank participates in the SBA’s 7(a), 504 and Express programs to meet the needs of our small business communities and help diversify our retail revenue stream. In January 2018, Merchants Bank was awarded Preferred Lender Program status, the SBA’s highest level of approval that a lender can hold. This designation provides us delegated loan approval, closing and servicing authority that enables loan decisions to be made more rapidly. In December 2019, the Company added a new team of SBA originators, located in Illinois and Indiana, and expanding into Ohio and Texas, to help broaden our reach to small business owners in and around these states.

Strategy for Complementary Segments

Our segments diversify the net income of Merchants Bank and provide synergies across the segments. Strategic opportunities come from MCC and MCS, where loans are funded by the Banking segment and the Banking segment provides Ginnie Mae custodial services to MCC and MCS. LIHTC syndication and debt fund offerings complement the lending activities of new and existing multi-family mortgage customers. The securities available for sale and held to maturity funded by MCC custodial deposits or purchases of securitized loans originated by MCC are pledged to FHLB to provide advance capacity during periods of high residential loan volume for Mortgage Warehousing. Mortgage Warehousing provides leads to Correspondent Residential Lending in the Banking segment. Retail and commercial customers provide cross selling opportunities within the banking segment. Merchants Mortgage is a risk mitigant to Mortgage Warehousing because it provides us with a ready platform to sell the underlying collateral to secure repayment. These and other synergies form a part of our strategic plan.

See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Operating Segment Analysis for the Years Ended December 31, 2023 and 2022” and Note 26: Segment Information for further information about our segments.

Competition

We compete in several areas, including commercial and retail banking, SBA, residential mortgages, warehouse lending, and multi-family FHA, Fannie Mae, and Freddie Mac affordable loan originations in the multi-family and healthcare sectors. These industries are highly competitive, and the Company faces strong direct competition for deposits, loans, and loan originations and other financial-related services. We compete with other non-depository financial institutions and community banks, thrifts and credit unions. Although some of these competitors are situated locally, others have statewide or regional presence. In addition, we compete with large banks and other financial intermediaries, such as consumer finance companies, brokerage firms, mortgage banking companies, business leasing and finance companies, insurance companies, multi-family loan origination businesses, securities firms, mutual funds and certain government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. Additionally, we face growing competition from online businesses with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, as well as automated retirement and investment service providers. We believe that the range and quality of products that we offer, the knowledge of our personnel and our emphasis on building long-lasting relationships, along with our diversified business model, sets us apart from our competitors.

Human Capital

As of December 31, 2023, we had approximately 618 employees located in multiple states, including 364 employees in Central Indiana. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement.

We regularly solicit feedback from our employees to gain a better understanding of why they may enjoy working at Merchants and what areas of improvement there may be. Feedback from such surveys is reviewed by senior management, including our Chief Executive Officer and the leader of each of our business units, and is generally used to develop ways in which our employees’ experiences can be improved and/or work can become more efficient. We believe that our relations with employees are positive. For example, we were named to the list of “Best Places to Work in Indiana” by the Indiana Chamber of Commerce every year from 2016 to 2022 and were named as a “Top Workplace” by The Indianapolis Star in 2023 and in 2023 our turnover rate was only 10%. Additionally, in order to reward employees for their contributions towards our success and to help ensure that our employees are more aligned with our shareholders, in 2020 we established an Employee Stock Ownership Plan (“ESOP”). Under the ESOP, from time to time we may make a contribution of newly issued shares of our common stock or cash to purchase shares of our common stock, which is then allocated to eligible employees. The ESOP contribution is completely funded by the Company and is in addition to all other wages, incentives, and benefits, and requires nothing from our employees other than their ongoing hard work and dedication. We make a discretionary contribution equal to 3% of an employee’s eligible compensation under our 401(k) plan each pay period regardless of whether such employee also contributed. Our contribution is in the form of cash and is invested according to the employee’s current investment allocation.

Additionally, while the health and safety of our employees is always the highest priority, we continuously evaluate our efforts and we make changes or accommodations to help ensure employees remain healthy, safe, and productive.

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

            To further demonstrate our ESG commitment to sustainable cities and communities, Merchants Bank has acquired private equity interests in affordable housing projects that generate low-income housing tax credits through its tax credit equity funds. The affordable housing projects target low-income individuals. MCC has a commitment to environmental and social risk mitigation, disclosures around project selection and evaluation, management of proceeds, and reporting on allocation and impact metrics. The Company received a second-party opinion from Sustainalytics stating that our ESG focused Tax Credit Equity Fund framework is credible, impactful and will deliver overall positive social impacts.

            A foundation of our culture is our approach to employee engagement, diversity, equity and inclusion (“DEI”). We embrace diversity and inclusion, which we believe fosters creativity, innovation and thought leadership through the infusion of new ideas and perspectives. Our commitment to DEI also led to the creation of an employee level committee focused on DEI and our hiring of an individual who leads our DEI efforts, including such committee. Some activities that have been launched include regular educational events for all employees and an open forum for DEI topics of discussion. We also have highly engaged leadership in our Board that is made up of diverse members and demonstrates our dedication to this area of focus in our company. Additionally, our Board meets all Nasdaq diversity requirements.

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

SUPERVISION AND REGULATION

General

Insured banks, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Indiana Department of Financial Institutions (“IDFI”), Board of Governors of the Federal Reserve System (“Federal Reserve”), Federal Deposit Insurance Corporation (“FDIC”), and Consumer Financial Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), anti-money laundering laws enforced by the U.S. Department of the Treasury (the “Treasury”) and mortgage related rules, including with respect to loan securitization and servicing by HUD and agencies such as Ginnie Mae, Fannie Mae, and Freddie Mac, have an impact on our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our operations and results, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than their shareholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends. The Company has been subject to continuous monitoring since it exceeded $10 billion in total assets.

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

Merchants Bancorp

Bank Holding Company Act of 1956, as amended

We, as the sole shareholder of Merchants Bank are a bank holding company (“BHC”) within the meaning of the Bank Holding Company Act of 1956, as amended (“BHC Act”). As a BHC, we are subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of Federal Reserve. The BHC Act requires a BHC to file an annual report of its operations and such additional information as the Federal Reserve may require.

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

Repurchase or Redemption of Shares

A BHC is generally required to give the Federal Reserve prior written notice of any purchase or redemption of its own then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth. Additionally, under the Federal Reserve’s Regulation Q, a BHC is required to obtain the Federal Reserve’s approval prior to the repurchase or redemption of any shares of our preferred stock. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve. The Federal Reserve has adopted an exception to this approval requirement for repurchase or redemptions of common stock for well-capitalized BHCs that meet certain conditions.

If the Company elects to repurchase or redeem its equity securities, it will generally incur a 1% excise tax on the fair market value of any stock of the corporation that is repurchased, as required in the Inflation Reduction Act of 2022. However, the Company may not be subject to such excise tax to the extent it issues an equal to or greater than amount of stock (based on fair market value) in the same calendar year.

Merchants Bank

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

Merchants Bank established an anti-money laundering program pursuant to the BSA and a customer identification program pursuant to the Patriot Act. Merchants Bank also maintains records of cash purchases of negotiable instruments, file reports of certain cash transactions exceeding $10,000 (daily aggregate amount), and report suspicious activity that might signify money laundering, tax evasion, or other criminal activities pursuant to the BSA. Merchants Bank otherwise has implemented policies and procedures to comply with the foregoing requirements.

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

Currently, a “well capitalized with Basel III capital conservation buffer” institution is one that has a total risk-based capital ratio of at least 10.5%, a Tier 1 risk-based capital ratio of at least 8.5%, a Tier 1 leverage ratio of at least 5%, a common equity Tier 1 risk-based capital ratio of at least 7%, and is not subject to regulatory direction to maintain a specific level for any capital measure.

At December 31, 2023, Merchants Bank was well capitalized, and also well capitalized with the Basel III capital conservation buffer, as defined by applicable regulations.

Capital Requirements and Basel III

Apart from the capital levels for insured depository institutions that were established by FDICIA for the prompt corrective action regime discussed above, the federal regulators have issued rules that impose minimum capital requirements on both insured depository institutions and their holding companies. Although the rules contain certain standards applicable only to large, internationally active banks, many of them apply to all banking organizations, including Merchants Bank. The institutions and companies subject to the rules are referred to collectively herein as “covered” banking organizations. By virtue of a provision in The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) known as the Collins Amendment, the requirements must be the same at both the institution level and the holding company level. The minimum capital rules have undergone several revisions over the years. The current requirements, which began to take effect in 2015, are based on the international Basel III capital framework. These requirements apply to all covered banking organizations (including us) with some requirements phasing in over time.

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

On July 9, 2019, the federal regulators finalized and adopted the final Simplification Rule. Under the prior rules, including the Transitions Rule, servicing rights, net of related deferred tax liabilities, that are in excess of 10% of common equity or when combined with certain other deduction items are in excess of 15% of common equity are deducted from Common Equity Tier 1 capital. Under the Simplification Rule, on January 1, 2020, this threshold was raised to 25% of common equity. However, the non-deducted portion of servicing rights must be risk weighted at 250%.

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

As of December 31, 2023, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or Merchants Bank’s category.

Deposit Insurance Fund and Financing Corporation Assessments

The Deposit Insurance Fund (“DIF”) of the FDIC insures the deposits of Merchants Bank up to $250,000 per depositor, qualifying joint accounts, and certain other accounts. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The FDIC’s risk-based assessment system requires insured institutions to pay deposit insurance premiums based on the risk that each institution poses to the DIF. The rate is applied to the institution’s total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital).

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

Because the Company is classified as a large bank under the new assessment structure, deposit insurance premiums are expected to be higher than in previous years.

In December 2023, the FDIC also imposed a special assessment on banks with assets over $5 billion to replenish its deposit insurance fund, which was depleted with the collapses of several banks in March 2023. Banks will be assessed a quarterly rate of 3.36 basis points for a projected total of eight quarters on uninsured deposits over $5 billion, subject to various adjustments. Merchants Bank has not been subject to this special assessment, as it has less than $5 billion in uninsured deposits.

Dividends

We are a legal entity separate and distinct from Merchants Bank. There are various legal limitations on the extent to which Merchants Bank can supply funds to us. Our principal source of funds consists of dividends from Merchants Bank. State and federal law restrict the amount of dividends that banks may pay to its shareholders or BHC. The specific limits depend on a number of factors, including the bank’s type of charter, recent earnings, recent dividends, level of capital and liquidity, and regulatory status. The regulators are authorized, and under certain circumstances are required, to prohibit the payment of dividends or other distributions if the regulators determine that making such payments would be an unsafe or unsound practice. For example, a bank is generally prohibited from making any capital distribution (including payment of a dividend) to its BHC if the distribution would cause the bank to become undercapitalized.

In addition, under Indiana law, Merchants Bank must obtain the approval of the IDFI prior to the payment of any dividend if the total of all dividends declared by Merchants Bank during the calendar year, including any proposed dividend, would exceed the sum of its net income for the year to date combined with its retained net income for the previous two years.

Capital regulations also limit a depository institution’s ability to make capital distributions if it does not hold capital conservation buffer of 2.5% above the required minimum risk-based capital ratios. Regulators also review and limit proposed dividend payments as part of the supervisory process and review of an institution’s capital planning. In addition to dividend limitations, Merchants Bank is subject to certain restrictions on extensions of credit to us, on investments in our shares or other securities and in taking such shares or securities as collateral for loans.

Community Reinvestment Act

The CRA requires that the federal banking regulators evaluate the record of a financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. Regulators also consider these factors in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on Merchants Bank. The Company is currently operating under an approved CRA strategic plan through 2025.

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

Privacy and Cybersecurity

Merchants Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require banks to periodically disclose their privacy policies and practices relating to sharing such information and permitting customers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact a bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, banks are required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information.

To combat the ever-present cyber risks, the Company maintains a comprehensive Information Security Program, which includes annual risk assessments, an Incident Response Plan, and a layered control environment meant to protect, detect, respond, and limit unauthorized or harmful actions across our information technology (“IT”) environment. Standards over information security are Board-approved and various types of control testing is conducted throughout the year, by internal and external parties. Recommendations are implemented and reported to various committees. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all businesses and geographic locations.

Consumer Financial Services

The structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to oversee and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including Merchants Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over insured depository institutions and their holding companies that have more than $10 billion in assets for at least four consecutive quarters. Merchants Bank had four consecutive quarters during 2023.

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

Consumer Laws

Merchants Bank must comply with a number of federal consumer protection laws, including, among others:

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

Future Legislation and Executive Orders

In addition to the specific legislation described above, the administration may sign executive orders or memoranda that could directly impact the regulation of the banking industry. Congress is also considering legislation to reform certain government sponsored entities (“GSEs”), including ending the federal government’s conservatorship of Fannie Mae and Freddie Mac. The orders and legislation may change banking statutes and our operating environment in substantial and unpredictable ways by increasing or decreasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance among banks, savings associations, credit unions, and other financial institutions.

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

•	liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;
•	compliance with governmental and regulatory requirements, relating to banking, consumer protection, securities and tax matters;
•	our ability to maintain licenses required in connection with residential and multi-family mortgage origination, sale and servicing operations;
•	our ability to identify and address cybersecurity risks, fraud and systems errors;
•	our ability to effectively execute our strategic plan and manage our growth;
•	changes in our senior management team and our ability to attract, motivate and retain qualified personnel;
•	governmental monetary and fiscal policies, and changes in market interest rates;
•	effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
•	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation; and
•	changes in federal tax law or policy.

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

Mortgage production, especially refinancing activity, declines in rising interest rate environments. Interest rates had been historically low in recent years, but the market has seen interest rate increases throughout 2023. Moreover, if interest rates increase further, there can be no assurance that our mortgage production will continue at current levels. Because we sell a substantial portion of the mortgage loans we originate and purchase, the profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them at a gain in the secondary market. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market. If our level of mortgage production declines, the profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations.

In addition, our ability to sell mortgage loans readily is dependent upon our ability to remain eligible for the programs offered by government agencies (“agency”), such as Fannie Mae, Freddie Mac, and Ginnie Mae, and other institutional and non-institutional investors. Any significant impairment of our eligibility with any of the agencies could materially and adversely affect our operations. Further, the criteria for loans to be accepted under such programs may be changed from time to time by the sponsoring entity, which could result in a lower volume of corresponding loan originations. The profitability of participating in specific programs may vary depending on a number of factors, including our administrative costs of originating and purchasing qualifying loans and our costs of meeting such criteria.

The ability for us and our warehouse financing customers to originate and sell residential mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by agencies and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Because the largest participants in the secondary market are agencies whose activities are governed by federal law, any future changes in laws that significantly affect the activity of these agencies could, in turn, adversely affect our operations. In September 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. government. The federal government has for many years considered proposals to reform Fannie Mae and Freddie Mac, but the results of any such reform, and their impact on us, are difficult to predict. To date, no reform proposal has been enacted.

If we violate HUD requirements, our multi-family FHA origination and servicing business could be adversely affected.

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

The banking business is highly competitive, and we experience competition in our market from many other financial institutions. Our operations consist of offering banking and residential mortgage services, and we also offer multi-family agency financing to generate noninterest income. Many of our competitors offer the same, or a wider variety of, banking and related financial services within our market areas. These competitors include national banks, regional banks and community banks, as well as many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in our market areas. Additionally, we face growing competition from online businesses with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms. Increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. There has also been a rise in financial technology companies that develop new technology to compete with traditional financial methods in the delivery of financial services. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking and mortgage customers, we may be unable to continue to grow our business, and our financial condition and results of operations may be adversely affected.

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

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly Indiana. If the national, regional or local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Additionally, our ability to assess the credit worthiness of our customers is made more complex by uncertain business and economic conditions. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, increases in nonperforming assets and foreclosures, lower home sales and commercial activity, and fluctuations in the multi-family FHA financing sector. Additionally, 2022 and 2023 had elevated levels of inflation and interest rates; if these conditions persist, it could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.

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

If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2023, our goodwill totaled $15.8 million. While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.

On January 26, 2024, the Company sold its Farmers-Merchants Bank of Illinois branches to Bank of Pontiac and CBI Bank &Trust and merged its banking charter into Merchants Bank. The transaction included the extinguishment of $7.8 million in goodwill.

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

Downgrades of the U.S. federal government’s sovereign credit rating, and the perceived creditworthiness of U.S. government-backed obligations, could affect our ability to obtain funding that is collateralized by affected instruments and our ability to access capital markets on favorable terms. Such downgrades could also affect the pricing of funding, when funding is available. A downgrade of the credit rating of the U.S. government, or of its agencies or related institutions or instrumentalities, may also adversely affect the market value of such instruments and, further, exacerbate the other risks to which we are subject and any related adverse effects on our business, financial condition or results of operations.

Downgrades to the credit rating of the Company or its subsidiaries by one or more of the credit rating agencies could have a material adverse effect on the cost of or our ability to raise additional capital for future growth.

Downgrades of the Company’s credit rating, and its perceived creditworthiness, could affect our ability to borrow funds and/or access capital markets on favorable terms. Such downgrades could adversely affect the future borrowings or capital raised, including substantially raising the costs and could cause creditors and business counterparties to raise collateral requirements. A downgrade of the credit rating may also adversely affect the market value of such instruments and, further, exacerbate the other risks to which we are subject and any related adverse effects on our business, financial condition, or results of operations. Downgrades could result from general industry-wide or regulatory factors not solely related to the Company, including conditions and factors caused by events that the Company has little or no control over.

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

The use of statistical and quantitative models and other quantitative analyses is endemic to bank decision-making, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, allowance for credit losses computations, mortgage servicing rights valuations, and the identification of possible violations of anti-money laundering regulations are all examples of areas in which we are dependent on models and the data that underlies them. The use of statistical and quantitative models is also becoming more prevalent in regulatory compliance. While we are not currently subject to annual Dodd-Frank Act stress testing (DFAST) and the Comprehensive Capital Analysis and Review (CCAR) submissions, we anticipate that model-derived testing may become more extensively implemented by regulators in the future. We anticipate data-based modeling will penetrate further into bank decision-making, particularly risk management efforts, as the capacities developed to meet rigorous stress testing requirements are able to be employed more widely and in differing applications. While we believe these quantitative techniques and approaches improve our decision-making, they also create the possibility that faulty data or flawed quantitative approaches could negatively impact our decision-making ability or, if we become subject to regulatory stress-testing in the future, adverse regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making.

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

The Corporation maintains a comprehensive Information Security Program, which includes annual risk assessments, an Incident Response Plan, and a layered control environment meant to detect, prevent, and limit unauthorized or harmful actions across our information technology environment. However, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminal intent on committing cyber-crime. Increasing sophistication of criminal organizations and advanced persistent threats make keeping up with new threats difficult and could result in a breach. Controls employed by our information technology department and cloud vendors could prove inadequate. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have an adverse effect on our business, financial condition, and results of operations.

Adoption of Artificial Intelligence (“AI”) may present significant challenges relating to compliance risk, credit risk, reputation risk, and operational risk.

Advances in computing capacity, combined with greater availability of data and improvements in analytical techniques, continue to expand opportunities for banks to leverage AI for various risk management and operational purposes. AI use cases have varied widely and include customer chatbots, fraud detection, and credit scoring. Generative AI in particular has garnered significant attention recently, following the commercial availability of large language model tools that have made the use of generative AI more widely accessible.

The potential for further benefits and risks as AI gains more widespread adoption could be significant. Developments in the technology may reduce costs and increase efficiencies; improve products, services, and performance; strengthen risk management and controls; and expand access to credit and other banking services. Many risks can arise from all types of AI, such as lack of accountability and explainability, reliance on large volumes of data, potential bias, privacy concerns, third-party risk, cybersecurity risks, and consumer protection concerns.

Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

We depend to a significant extent on a number of relationships with third-party service providers. Specifically, we receive core systems processing, mortgage servicing, online wire processing, mobile and online banking, essential web hosting and other internet systems, deposit processing and other processing services from third-party service providers. If these third-party service providers experience difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we are able to replace them, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

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

Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. When interest rates rise, the rate of interest we pay on our liabilities, such as deposits, could rise more quickly than the rate of interest that we receive on our interest-bearing assets, such as loans, which may cause our profits to decrease. The impact on earnings is more adverse when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates, leading to similar yields between short-term and long-term rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international economic weaknesses and disorder and instability in domestic and foreign financial markets.

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

Our multi-family servicing rights assets typically have a ten year call protection, but as interest rates decrease, the potential for prepayment increases and the fair market value of our servicing rights assets may decrease. Our ability to mitigate this decrease in value is largely dependent on our ability to refinance the loan and retain servicing rights. While we have previously been successful in our servicing retention, we may not be able to achieve the same level of retention in the future.

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

Rising interest rates will result in a decline in value of the fixed-rate debt securities we hold in our investment securities portfolio. The unrealized losses resulting from holding securities available for sale would be recognized in other comprehensive income (loss) and reduce total shareholders’ equity. Unrealized losses do not negatively impact our regulatory capital ratios; however, tangible common equity and the associated ratios would be reduced. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce our regulatory capital ratios. Alternatively, certain securities, for which a fair value option has been elected, will require the company to recognize gains or losses into income currently as there are changes in value.

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

A significant portion of our total deposits are concentrated in large mortgage non-depository financial institutions. These concentration levels expose us to the risk that one of these depositors will experience financial difficulties, withdraw its deposits after providing Merchants Bank with any contractually required prior notice (typically 180 days), or otherwise lose the ability to generate custodial funds due to business or regulatory realities. However, these institutions also have warehouse funding arrangements, providing us the opportunity to mitigate this risk by electing not to participate or fund an institution’s loans in the event such institution removes its deposits. Nonetheless, failure to effectively manage this risk and subsequent reduction in the deposits of our customers could have a material impact on our ability to fund lending commitments or increase cost of funds, thereby decreasing our revenues.

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

Legal, Regulatory, and Compliance Risks

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, ability to grow, as well as our ability to maintain regulatory compliance, would be adversely affected.

We face significant capital and other regulatory requirements as a financial institution. Although we raised significant funds through our October 2017 initial public offering and $362.1 million, net of expenses and repurchases, through several preferred stock offerings between 2019 and 2022, we may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, we, on a consolidated basis, and Merchants Bank on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot provide assurances that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.

The Dodd-Frank Act, among other things, imposed new capital requirements on bank holding companies; changed the base for the FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; permanently raised the current standard deposit insurance limit to $250,000; and expanded the FDIC’s authority to raise insurance premiums. The Dodd-Frank Act established the CFPB as an independent entity within the Federal Reserve, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. Certain elements of the Dodd-Frank Act are required for institutions with more than $10 billion in assets, such as Merchants Bank.

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

At December 31, 2023 we had total assets of $17.0 billion. We expect to continue to exceed $10 billion in total assets in the future. Upon crossing that threshold, we became subject to increased regulatory scrutiny and expectations imposed by the Dodd-Frank Act. Compliance with the standards imposed by our regulators because of such scrutiny and expectations could increase our operational costs. Our regulators may also consider our compliance with their standards when examining our operations generally or considering any request for regulatory approval we may make.

Previously, while Merchants Bank was subject to regulations adopted by the CFPB, the FDIC was primarily responsible for examining Merchants Bank’s compliance with consumer protection laws and the CFPB’s regulations. However, in 2023, after exceeding $10 billion in total assets for four consecutive quarters, Merchants Bank became subject to direct examination of the CFPB. We cannot be certain how such direct examination will continue to impact us. Additionally, institutions over $10 billion are also subject to limits on interchange fees paid by merchants when debit cards are used as payment. However, any such limitation would have a minimal effect on us because interchange fees are not a material portion of our fee income.

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

The Federal Reserve may require us to commit capital resources to support Merchants Bank.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Privacy and Cybersecurity

Merchants Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require banks to periodically disclose their privacy policies and practices relating to sharing such information and permitting customers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact a bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, banks are required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information.

Risk Management and Strategy

To combat the ever-present cyber risks, the Company maintains a comprehensive Information Security Program (“ISP”), which includes annual risk assessments, an Incident Response Plan, and a layered control environment meant to protect, detect, respond, and limit unauthorized or harmful actions across our information technology environment. Standards over information security are Board-approved and various types of control testing is conducted throughout the year, by internal and external parties. Recommendations are implemented and reported to various committees. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all businesses and geographic locations. Board-approved policies are in place to effectively mitigate risks linked to third-party service providers, encompassing factors such as availability, confidentiality, and governance and compliance.

The Company employes a defense and depth posture, designed to safeguard information, prevent unauthorized access, detect, and respond to threats, and maintain the confidentiality, integrity, and availability of data. The ISP establishes controls across many domains including but not limited to: Information Security Governance, Inventory and Control of Enterprise Assets and Software, Data Protection, Secure Configuration of Enterprise Assets and Software, Account and Access Control Management, Continuous Vulnerability Management, Audit Log Management, Email and Web Browser Protections, Malware Defenses, Data Recovery, Network Infrastructure Management, Network Monitoring and Defense, Security Awareness and Skills Training, Service Provider Management, Application Software Security, Incident Response Management, and Penetration Testing.

Recognizing people as a key component of an effective information security program, the Merchants Information Security Program strives to enhance education and awareness at all levels of the Company. One critical component of education and awareness is an internal cybersecurity committee, comprised of employees from all levels and departments, who act as embedded security representatives for their business units.

However, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminal intent on committing cyber-crime. Increasing sophistication of criminal organizations and advanced persistent threats make keeping up with new threats difficult and could result in a breach. Controls employed by our information technology department and cloud vendors could prove inadequate. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have an adverse effect on our business, financial condition, and results of operations. The Company has set the conditions to quickly respond to a cyber incident, ensuring a resilient, digital environment.

Governance

The Board established an IT Committee to assist executive management and the Board of Directors of the Bank in fulfilling their oversight responsibilities related to information security. The IT committee membership includes senior management from business units, as well as information security risk experts such as the Information Security Officer, experts from Enterprise Risk Management, Internal Audit, and Information Technology Leaders. At the IT Committee meetings, security-related policies and standards are reviewed and approved, annual risk assessment results and action plans are noted, annual penetration test reports shared, current security incidents discussed, emerging threats reported on, and relevant cyber risks and trends are presented. The IT Committee is responsible for governing the assessment and treatment of cyber risks. The Committee reports its activities, key conclusions, and recommendations to the Board on a quarterly basis.

The Chief Administrative Officer is responsible for the appointment of the Information Security Officer. The Information Security Officer serves as the focal point for the information security program and is responsible and accountable for its implementation and monitoring, and management of the Information Security team. The current Information Security Officer has over a decade of experience in the cyber security field, including critical roles in security operations, security governance, risk, and compliance, and cyber threat intelligence. They have multiple industry leading certifications, including nine Global Information Assurance Certifications (“GIAC”), Certified Information Systems Security Professional (“CISSP”) from the International Information System Security Certification Consortium (“ISC2”) and a Master of Engineering in Cybersecurity Policy and Compliance.

The Information Security Officer presents an Annual Information Security Review to the board which summarizes the previous year’s threat landscape, risk assessment, service provider, and audit testing activities, results of security incidents, information security program changes, and future strategies and recommendations.

Item 2. Properties.

The Company owns its headquarters building, which includes a Merchants Bank branch at 410 Monon Blvd. in Carmel, Indiana. Its headquarters is currently in the process of being expanded. Employees of all three of our segments have operations in this location. There are also several other branches and small offices in Indiana and other states. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

Item 3. Legal Proceedings.

There are no material pending legal proceedings other than ordinary routine litigation incidental to the business which we operate.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on the Nasdaq Capital Market (“Nasdaq”) under the symbol “MBIN” on October 27, 2017. Prior to that date, there was no public market for our common stock. On March 1, 2024, the closing price of our common stock was $42.57. As of March 1, 2024, there were 43,331,304 shares of our common stock outstanding and 32 shareholders of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

As a BHC, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. In addition, because we are a BHC, we are dependent upon the payment of dividends by subsidiaries, and primarily Merchants Bank, to us as our principal source of funds to pay dividends in the future, if any, and to make other payments. Merchants Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us. See Part I, Item 1 - “Supervision and Regulation—Merchants Bank – Dividends.”

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from December 31, 2018 through December 31, 2023. The graph compares our common stock with the Nasdaq Composite Index and the Nasdaq Bank Index. The graph assumes an investment of $100.00 in our common stock and each index on December 31, 2018 and reinvestment of all quarterly dividends. Measurement points are December 31, 2018 and the last trading day of each subsequent quarter through December 31, 2023. There is no assurance that our common stock performance will continue in the future with the same or similar results as shown in the graph.

Cumulative Total Return Performance
Index Value
$350
$300
$250
$200
$150
$100
$50
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Merchants Bancorp
Nasdaq Composite
Nasdaq Bank

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

Unregistered Sales and Repurchases of Equity Securities

None.

Item 6. Selected Financial Data.

	At or for the Year Ended December 31,
(Dollars in thousands, except per share data)	2023	2022	2021	2020	2019
Balance Sheet Data:
Total Assets	$16,952,516	$12,615,227	$11,278,638	$9,645,375	$6,371,928
Loans held for investment	10,199,553	7,470,872	5,782,663	5,535,426	3,028,310
Allowance for credit losses (1)	(71,752)	(44,014)	(31,344)	(27,500)	(15,842)
Loans held for sale	3,144,756	2,910,576	3,303,199	3,070,154	2,093,789
Deposits	14,061,460	10,071,345	8,982,613	7,408,066	5,478,075
Total liabilities	15,251,432	11,155,488	10,123,229	8,834,754	5,718,200
Total shareholders' equity	1,701,084	1,459,739	1,155,409	810,621	653,728
Tangible common shareholders' equity (non-GAAP)	1,184,889	943,100	775,708	579,847	421,438
Income Statement Data:
Interest Income	$1,077,798	$480,833	$311,886	$282,790	$211,995
Interest Expense	629,727	162,282	33,892	58,644	89,697
Net interest income	448,071	318,551	277,994	224,146	122,298
Provision for credit losses	40,231	17,295	5,012	11,838	3,940
Noninterest income	114,668	125,936	157,333	127,473	47,089
Noninterest expense	174,601	136,050	125,385	96,424	63,313
Income before taxes	347,907	291,142	304,930	243,357	102,134
Provision for income taxes	68,673	71,421	77,826	62,824	24,805
Net income	279,234	219,721	227,104	180,533	77,329
Preferred stock dividends	34,670	25,983	20,873	14,473	9,216
Net income available to common shareholders	$244,564	$193,738	$206,231	$166,060	$68,113
Credit Quality Data:
Nonperforming loans	$82,015	$26,683	$761	$6,321	$4,678
Nonperforming loans to total loans	0.80%	0.36%	0.01%	0.11%	0.15%
Nonperforming assets	$82,015	$26,683	$761	$6,321	$4,822
Nonperforming assets to total assets	0.48%	0.21%	0.01%	0.07%	0.08%
Allowance for credit losses to total loans	0.70%	0.59%	0.54%	0.50%	0.52%
Allowance for credit losses to nonperforming loans	87.49%	164.95%	4,118.79%	435.06%	338.65%
Net charge-offs/(recoveries) to average loans and loans held for sale	0.08%	0.01%	0.01%	0.00%	0.02%
Per Share Data (Common Stock):
Diluted earnings per share	$5.64	$4.47	$4.76	$3.85	$1.58
Dividends declared	$0.32	$0.28	$0.24	$0.21	$0.19
Tangible book value (non-GAAP)	$27.40	$21.88	$17.96	$13.45	$9.79
Weighted average shares outstanding
Basic	43,224,042	43,164,477	43,172,078	43,113,741	43,057,688
Diluted	43,345,799	43,316,904	43,325,303	43,167,113	43,118,561
Shares outstanding at period end	43,242,928	43,113,127	43,180,079	43,120,625	43,059,657
Performance Metrics:
Return on average assets	1.85%	1.99%	2.23%	2.12%	1.47%
Return on average equity	17.63%	17.21%	22.07%	25.09%	14.37%
Return on average tangible common equity (non-GAAP)	22.92%	22.50%	30.10%	34.02%	17.56%
Net interest margin	3.06%	2.97%	2.79%	2.69%	2.40%
Efficiency ratio (non-GAAP)	31.03%	30.61%	28.80%	27.42%	37.38%
Loans and loans held for sale to deposits	94.90%	103.08%	101.15%	116.17%	93.50%
Capital Ratios—Merchants Bancorp:
Tangible common equity to tangible assets (non-GAAP)	7.0%	7.5%	6.9%	6.0%	6.6%
Tier 1 common equity to risk-weighted assets	7.8%	7.7%	n/a %	n/a %	7.4%
Tier 1 leverage ratio/CBLR	10.1%	11.7%	10.4%	8.6%	9.4%
Tier 1 capital to risk-weighted assets	11.1%	11.7%	n/a %	n/a %	11.3%
Total capital to risk-weighted assets	11.6%	12.2%	n/a %	n/a %	11.6%
Capital Ratios—Merchants Bank Only:
Tier 1 common equity to risk-weighted assets	10.9%	11.3%	n/a %	n/a %	11.7%
Tier 1 capital to average assets	10.1%	11.3%	10.3%	8.7%	9.7%
Tier 1 capital to risk-weighted assets	10.9%	11.3%	n/a %	n/a %	11.7%
Total capital to risk-weighted assets	11.5%	11.7%	n/a %	n/a %	12.0%

(1)	The Company adopted FASB Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) on January 1, 2022. ASU 2016-13 replaces the allowance for loan losses that used incurred loss impairment methodology in 2021-2019.

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

The reconciliation from shareholders’ equity per GAAP to tangible common shareholders’ equity is comprised of goodwill and intangibles totaling $16.6 million at December 31, 2023, $17.0 million at December 31, 2022, $17.6 million at December 31, 2021, $18.1 million at December 31, 2020 and $19.6 million for the year ended December 31, 2019, as well as preferred stock totaling $499.6 million at December 31, 2023, $499.6 million at December 31, 2022, $362.1 million at December 31, 2021, $212.6 million at December 31, 2020 and $212.6 million at December 31, 2019.

The reconciliation from consolidated assets per GAAP to tangible assets is comprised solely of consolidated assets less goodwill and intangibles totaling $16.6 million at December 31, 2023, $17.0 million at December 31, 2022, $17.6 million at December 31, 2021, $18.1 million at December 31, 2020 and $19.6 million for the year ended December 31, 2019.

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

A reconciliation of GAAP to non-GAAP financial measures is as follows:

	At December 31,
(Dollars in thousands)	2023	2022	2021	2020	2019
Tangible common shareholders’ equity:
Shareholders’ equity per GAAP	$1,701,084	$1,459,739	$1,155,409	$810,621	$653,728
Less: goodwill & intangibles	(16,587)	(17,031)	(17,552)	(18,128)	(19,644)
Tangible shareholders’ equity	1,684,497	1,442,708	1,137,857	792,493	634,084
Less: preferred stock	(499,608)	(499,608)	(362,149)	(212,646)	(212,646)
Tangible common shareholders’ equity	$1,184,889	$943,100	$775,708	$579,847	$421,438

Average tangible common shareholders’ equity:
Average shareholders’ equity per GAAP	$1,583,485	$1,276,443	$1,028,834	$719,630	$537,946
Less: average goodwill & intangibles	(16,801)	(17,293)	(17,841)	(18,899)	(20,243)
Less: average preferred stock	(499,608)	(398,182)	(325,904)	(212,646)	(129,881)
Average tangible common shareholders’ equity	$1,067,076	$860,968	$685,089	$488,085	$387,822

Tangible assets:
Assets per GAAP	$16,952,516	$12,615,227	$11,278,638	$9,645,375	$6,371,928
Less: goodwill & intangibles	(16,587)	(17,031)	(17,552)	(18,128)	(19,644)
Tangible assets	$16,935,929	$12,598,196	$11,261,086	$9,627,247	$6,352,284

Ending Common Shares	43,242,928	43,113,127	43,180,079	43,120,625	43,059,657

Tangible book value per common share	$27.40	$21.88	$17.96	$13.45	$9.79

Return on average tangible common equity	22.92%	22.50%	30.10%	34.02%	17.56%

Tangible common equity to tangible assets	7.0%	7.5%	6.9%	6.0%	6.6%

	For the Year Ended
	December 31,
	2023	2022	2021	2020	2019
Net income as reported per GAAP	$279,234	$219,721	$227,104	$180,533	$77,329
Less: preferred stock dividends	(34,670)	(25,983)	(20,873)	(14,473)	(9,216)
Net income available to common shareholders	$244,564	$193,738	$206,231	$166,060	$68,113

Efficiency ratio (based on all GAAP metrics):
Noninterest expense	$174,601	$136,050	$125,385	$96,424	$63,313
Net interest income (before provision for credit losses)	448,071	318,551	277,994	224,146	122,298
Noninterest income	114,668	125,936	157,333	127,473	47,089
Total revenues for efficiency ratio	$562,739	$444,487	$435,327	$351,619	$169,387
Efficiency ratio	31.03%	30.61%	28.80%	27.42%	37.38%

Item 7. Management’s Discussion and Analysis of Financial Condition and the Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the accompanying notes included elsewhere in this report.

Discussion and Analysis of the Company’s financial condition and the results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is contained in Item 7 of Form 10-K for the year ended December 31, 2022 filed with the SEC on March 16, 2023.

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

Financial Highlights for the Year Ended December 31, 2023

●	Net income of $279.2 million increased $59.5 million, or 27%, compared to December 31, 2022.
●	Diluted earnings per share of $5.64 increased 26% compared to December 31, 2022.
●	The $59.5 million, or 27%, increase in net income compared to the year ended December 31, 2022 was primarily driven by a $129.5 million, or 41% increase in net interest income that was partially offset by a $38.6 million, or 28% increase in noninterest expense, a $22.9 million, or 133%, increase in provision for credit losses, and an $11.3 million, or 9% decrease in noninterest income.
●	Total assets of $17.0 billion increased $4.3 billion, or 34%, compared to December 31, 2022.
●	As of December 31, 2023, the Company had $6.0 billion, or 36% of total assets, in unused borrowing capacity with the Federal Home Loan Bank and the Federal Reserve Discount window, based on available collateral, compared to $3.1 billion at December 31, 2022.
●	The Company’s most liquid assets are in unrestricted cash, short-term investments, including interest-bearing demand deposits, mortgage loans in process of securitization, loans held for sale, and warehouse repurchase agreements included in loans receivable. Taken together, with unused borrowing capacity, these totaled $10.6 billion, or 62%, of the $17.0 billion in total assets as of December 31, 2023.
●	Loans receivable of $10.1 billion, net of allowance for credit losses on loans, increased $2.7 billion, or 36%, compared to December 31, 2022.
●	Efficiency ratio of 31.03% increased 42 basis points compared to 30.61% at December 31, 2022.

●	As of December 31, 2023, approximately 93% of the total net loans at Merchants Bank reprice within three months, which reduces the risk of market rate increases.
●	Tangible book value per common share of $27.40 increased 25% compared to $21.88 at December 31, 2022.
●	In March 2023, the Company issued and sold $158.1 million senior credit linked notes, due May 26, 2028. The net proceeds of the offering were approximately $153.5 million and resulted in a reduction of risk-weighted assets, which have benefited regulatory capital ratios to support loan growth.
●	In August 2023, the Company completed a $303.6 million securitization of 11 multi-family mortgage loans through a Freddie Mac-sponsored Q-Series transaction.
●	Our LIHTC syndications business raised $483.7 million in equity, closing seven new multi-investor and proprietary funds during 2023. A total of $1.4 billion in equity has been raised since its inception in 2020.
●	In September 2023, the Company entered into an agreement with Bank of Pontiac to sell its Farmers-Merchants Bank of Illinois branch locations in Paxton, Melvin and Piper City, Illinois and an agreement with CBI Bank & Trust, to sell its Farmers-Merchants Bank of Illinois branch located in Joy, Illinois. The sale was completed in January 2024.
●	The volume of warehouse loans funded during the year ended December 31, 2023, amounted to $33.0 billion, a decrease of $193.9 million, or 1%, compared to the same period in 2022. This compared to the 29% industry decrease in single-family residential loan volumes from the year ended December 31, 2023 to the same period in 2022, according to an estimate of industry volume by the Mortgage Bankers Association.
●	The total volume of loans originated and acquired through our multi-family business was $6.2 billion, a decrease of $2.7 billion, or 30%, compared to $8.9 billion for the year ended December 31, 2022. Many of these loans are bridge loans housed in our banking segment while borrowers await conversion to permanent financing. The volume of bridge loans was $3.0 billion, a decrease of $3.0 billion, or 49%, compared to $6.0 billion for the year ended December 31, 2022. The volume of loans originated and acquired for sale in the secondary market increased by $162.4 million, or 9%, to $2.0 billion, compared to $1.8 billion for the year ended December 31, 2022.

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

See “Company Overview and Our Business Segments,” in Item 1 “Business”, “Operating Segment Analysis for the Years Ended December 31, 2023 and 2022” in Item 7 “Management’s Discussion and Analysis of Financial Condition and the Results of Operations”, and “Segment Information,” in Note 26: Segment Information for further information about our segments.

Primary Factors We Use to Evaluate Our Business

As a financial institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the comparative levels and trends of the line items in our consolidated balance sheet and income statement as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our own historical performance, our budgeted performance, and the financial condition and performance of comparable financial institutions in our region.

Results of operations

In addition to net income, the primary factors we use to evaluate and manage our results of operations include net interest income, noninterest income, noninterest expense, and return on average equity.

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

Gain on sale of loans includes placement and origination fees, capitalized servicing rights, trading gains and losses, gains and losses on certain derivatives and other related income. Loan servicing fees are collected as payments are received for loans in the servicing portfolio and reduced by amortization on servicing rights. Fair value adjustments to the value of servicing rights are also included in noninterest income. Mortgage warehouse fees are accrued at the time of funding. Syndication fee income is recognized at the point in time when investor equity capital is obtained primarily to acquire qualifying investments in low-income housing tax credit projects for its funds. Related asset management fees for syndicated low-income housing tax credit or debt funds are recognized over time. Other noninterest income includes the recognition and changes in value to protective derivatives associated with certain investment securities.

Noninterest expense. Noninterest expense includes, among other things: (a) salaries and employee benefits, including commissions; (b) loan origination and servicing expenses; (c) occupancy and equipment expense; (d) professional fees; (e) FDIC insurance expense; (f) technology expense; and (g) other general and administrative expenses.

Salaries and employee benefits includes commissions, other compensation, employee benefits and employer tax expenses for our personnel.

Loan origination and servicing expenses include third party processing for financing activities and loan-related origination expenses. Occupancy expense includes depreciation expense on our owned properties, lease expense on our leased properties and other occupancy-related expenses. Equipment expense includes furniture, fixtures and equipment related expenses. Professional fees include legal, accounting, consulting and other outsourcing arrangements. FDIC insurance expense represents the assessments that we pay to the FDIC for deposit insurance. Technology expense includes data processing fees paid to our third-party data processing system provider and other data service providers.

Other general and administrative expenses include expenses associated with servicing expense, advertising, marketing, travel, meals, training, supplies, and postage, among other miscellaneous expenses.

Noninterest expenses generally increase as we grow our business. Noninterest expenses have increased significantly over the past few years as we have grown organically, and as we have built out and modernized our operational infrastructure and implemented our plan to build an efficient, technology-driven mortgage banking operation with significant operational capacity for growth.

Return on Average Equity.  Return on average equity is the measure of annual net income divided by the value of our total shareholders’ equity, expressed as a percentage.  It reflects how efficiently equity investments are turned into profits.  Changes in profitability and the ability to effectively manage levels of capital can influence this measure.  The higher the ratio, the more profitable our Company is.

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

Capital. We manage our regulatory capital based upon factors that include: (a) the level and quality of capital and our overall financial condition; (b) risk weighting of our assets; (c) the trend and volume of problem assets; (d) the dollar amount of servicing rights as a percentage of capital; (e) the level and quality of earnings; (f) the risk exposures on our balance sheet as well as off-balance sheet exposures; and (g) other factors. In addition, we have continually increased our capital through net income less dividends and equity issuances. Our regulatory capital ratios can be influenced by various factors including levels of delinquency on loans.

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

Recent Developments and Material Trends

Economic and Interest Rate Environment. The results of our operations are highly dependent on economic conditions, mortgage volumes, and market interest rates. Residential mortgage volumes fluctuate based on market interest rates, economic conditions, and the credit parameters set by government agencies, such as Fannie Mae, Freddie Mac, and Ginnie Mae, and other market participants. Prior to May 2022, the Board of Governors of the Federal Reserve System (“Federal Reserve”) continued to reduce interest rates, leading to historically low overnight interest rates in the range of 0.0% to 0.25%, which was the lowest the rates had been since 2009. The overnight federal funds rate that the Federal Reserve uses to affect economic conditions affects the entire term structure of interest rates, so rates on longer term debt (like mortgages) also moved lower. As inflation increased throughout 2022 and 2023, on the heels of the COVID-19 pandemic, the Federal Reserve responded by rapidly increasing interest rates to the highest levels seen since January 2008, as the Federal funds rate steadily increased and stabilized to 5.33% as of December 31, 2023. According to Federal Reserve data, thirty-year mortgage rates rose to over 7% during 2022 for the first time since 2002, and remained elevated until the end of 2023, when rates began to fall slightly below 7%.

The lower interest rates in 2020 contributed to the significant loan growth we experienced for the year ended December 31, 2020, particularly related to single family mortgage refinancing activity that increased net interest income and noninterest income in our Mortgage Warehousing segment. Growth moderated and declined during the years ended December 31, 2021, 2022 and 2023 in this line of business as interest rates increased, and it may not resume until rates stabilize or decline in 2024. Supporting this expectation are industry forecasts from the Mortgage Bankers Association, which has forecasted a 22% increase in single-family residential mortgage volume, to $2.001 trillion for 2024, from $1.639 trillion in 2023, and an increase of 17%, to $2.339 trillion in 2025, followed by an increase to $2.436 trillion for 2026. The higher rate environment has also slowed multi-family permanent, agency-eligible loan originations and sales to the secondary market.

Regulatory Environment. We believe an important trend affecting community banks in the United States over the foreseeable future will be related to heightened regulatory capital requirements, regulatory burdens generally, and interest margin compression. We expect that troubled community banks will continue to face significant challenges when attempting to raise capital. We also believe that heightened regulatory capital requirements will make it more difficult for even well-capitalized, healthy community banks to grow in their communities by taking advantage of opportunities in their markets that result as the economy improves. We believe these trends will favor community banks that have sufficient capital, a diversified business model and a strong deposit franchise.

As described further in Item 1 - “Supervision and Regulation—Merchants Bank—Capital Requirements and Basel III” the federal regulators finalized and adopted rules regarding the community bank leverage ratio (“CBLR”) in November 2019. Under CBLR, if a qualifying depository institution or depository institution holding company elected to use such measure, such institution or holding company was considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeded a 9% threshold, subject to a limited two quarter grace period, during which the leverage ratio could not go 100 basis points below the then applicable threshold, and would not be required to calculate and report risk-based capital ratios. At September 30, 2022 the Company’s total assets exceeded $10 billion, off-balance sheets exposures exceeded 25% of total assets, and the allowable grace periods under the CBLR rules expired. Accordingly, the Company has been reporting fully phased-in Basel III risk-based capital ratios since September 30, 2022.

Allowance for Credit Losses on Loans (“ACL-Loans”). One of our key operating objectives has been, and continues to be, maintenance of an appropriate level of ACL-Loans in our loan portfolio. The provision for credit losses recorded in prior years was primarily due to growth in our loan portfolio, as our historical loss rates remained very low. As we anticipate that our loan portfolio overall will continue to grow in 2024, we could expect the provision to increase, but could also be influenced by any changes to problem loans in our portfolio or the loan type mix within the portfolio. It could also be influenced by external market factors, such as interest rates and economic activity. Additional details are provided in the ACL-Loans portion of the Comparison of Financial Condition at December 31, 2023 and December 31, 2022. Because there could be unforeseen future losses, the Company continues to monitor the situation and may need to adjust future expectations as developments occur.

Issuance and Redemption of Preferred Stock. On September 27, 2022, the Company issued 5,200,000 depositary shares, each representing a 1/40th interest in a share of its 8.25% Fixed Rate Reset Series D Non-Cumulative Perpetual Preferred Stock, without par value (the “Series D Preferred Stock”), and with a liquidation preference of $1,000.00 per share (equivalent to $25.00 per depositary share). The aggregate gross offering proceeds for the shares issued by the Company was $130.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $4.7 million paid to third parties, the Company received total net proceeds of $125.3 million. On September 30, 2022, the Company issued an additional 500,000 depositary shares of Series D Preferred Stock to the underwriters related to their exercise of an option to purchase additional shares under the associated underwriting agreement, resulting in an additional $12.1 million in net proceeds, after deducting $0.4 million in underwriting discounts.

During 2024, dividends on the Company’s 7% Series A and 6% Series B Preferred Stock are scheduled to reset at higher rates in April 2024 and October 2024, respectively. At that time, we shall have the option to pay higher dividends, redeem the shares, or refinance them with another preferred offering. See “Capital Resources” section of “Liquidity”, later in this Item 7 for more information.

Loan Sales and Securitizations. Growth in the loan origination pipeline has prompted the Company to seek additional avenues to effectively manage regulatory capital levels and reduce credit risk, in addition to issuing preferred stock. Accordingly, we have completed several loan sale and securitization transactions. In doing so, the Company has been able to effectively reduce its risk-weighted assets and maintain well-capitalized capital ratios. Also see Note 5: Loans and Allowance for Credit Losses on Loans.

General and Administrative Expenses. We expect to continue incurring increased noninterest expense attributable to general and administrative expenses related to building out and modernizing our operational infrastructure, marketing, and other administrative expenses to execute our strategic initiatives, as well as expenses to hire additional personnel and other costs required to continue our growth. We also expect costs to increase with additional regulatory compliance requirements.

Comparison of Operating Results for the Years Ended December 31, 2023 and 2022

General. Net income of $279.2 million for the year ended December 31, 2023 increased by $59.5 million, or 27%, compared to net income of $219.7 million for the year ended December 31, 2022. The increase was primarily driven by a $129.5 million, or 41%, increase in net interest income. The increase was partially offset by a $38.6 million, or 28%, increase in noninterest expense, $22.9 million, or 133%, increase in provision for credit losses, and an $11.3 million, or 9%, decrease in noninterest income.

Net Interest Income. Net interest income of $448.1 million for the year ended December 31, 2023 increased $129.5 million, or 41%, compared to $318.6 million for the year ended December 31, 2022. The 41% increase reflected a $597.0 million, or 124%, increase in interest income from higher yields and average balances on loans and loans held for sale, as well as higher average balances of securities held to maturity. These increases were partially offset by a $467.4 million, or 288%, increase in interest expense from higher interest rates and average balances of deposits, as well as higher rates on borrowings that were primarily related to the credit linked notes issued by the Company in March 2023. The interest rate spread of 2.51% for the year ended December 31, 2023, decreased 21 basis points compared to 2.72% for the year ended December 31, 2022.

Our net interest margin increased nine basis points, to 3.06%, for the year ended December 31, 2023 from 2.97% for the year ended December 31, 2022.

Interest Income. Interest income of $1.1 billion for the year ended December 31, 2023 increased $597.0 million, or 124%, compared to $480.8 million for the year ended December 31, 2022. This increase was primarily attributable to an increase in both higher average yields and average balances of loans and loans held for sale, as well as higher average balances in securities held to maturity. The higher yields were in response to higher interest rates set by the Federal Reserve.

Interest income of $959.7 million for loans and loans held for sale increased $507.7 million, or 112%, during 2023. The average balance of loans, including loans held for sale, during the year ended December 31, 2023 increased $3.1 billion, or 33%, to $12.4 billion compared to $9.3 billion for the year ended December 31, 2022. The average yield on loans increased 288 basis points, to 7.73% for the year ended December 31, 2023, compared to 4.85% for the year ended December 31, 2022. The increase in average balances of loans and loans held for sale was primarily due to increases in the healthcare, commercial lines of credit collateralize by mortgage servicing rights real estate and multi-family portfolios, but all loan portfolios contributed to the growth during the period. The increase in the average yield reflected a significant portion of our loan portfolio with adjustable rates that increased with market rates.

Interest income of $70.0 million for securities held to maturity increased $57.6 million, or 465%, during 2023. The average balance of securities held to maturity, during the year ended December 31, 2023 increased $820.0 million, to $1.1 billion compared to $277.5 million for the year ended December 31, 2022. The average yield on securities held to maturity increased 192 basis points, to 6.38 % for the year ended December 31, 2023, compared to 4.46% for the year ended December 31, 2022. The increase in average balance of securities held to maturity was primarily related to held to maturity securities acquired as part of loan securitizations that the Company originated.

Interest income of $21.6 million on securities available for sale increased $18.8 million, or 670%, during 2023. The average balance of securities available for sale increased $300.7 million, or 93%, to $623.7 million for the year ended December 31, 2023, from $323.0 million for the year ended December 31, 2022. The average yield increased 260 basis points, to 3.47% for the year ended December 31, 2023, compared to 0.87% for the year ended December 31, 2022. The increase in average balances of securities available for sale was primarily associated with the acquisition of certain securities from a warehouse customer that provide protective put options and interest rate floor derivatives to prevent losses in value.

Interest income of $11.6 million on interest-earning deposits and other increased $7.6 million, or 187%, during 2023. The average balance of interest-earning deposits and other decreased $321.1 million, or 57%, to $240.8 million for the year ended December 31, 2023, from $561.9 million for the year ended December 31, 2022. The average yield increased 480 basis points, to 5.74% for the year ended December 31, 2023, compared to 0.94% for the year ended December 31, 2022.

Interest income of $12.7 million for mortgage loans in process or securitization increased $4.2 million, or 50%, during 2023. The average balance of mortgage loans in process of securitization increased $3.8 million, or 2%, to $257.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The average yield increased 160 basis points, to 4.91% for the year ended December 31, 2023, compared to 3.31% for the year ended December 31, 2022.

Interest Expense. Total interest expense of $629.7 million for the year ended December 31, 2023 increased $467.4 million, or 288%, compared to $162.3 million for the year ended December 31, 2022.

Interest expense on deposits increased $427.6 million, or 286%, to $577.2 million for the year ended December 31, 2023 compared to $149.6 million for the year ended December 31, 2022. The increase was primarily due to higher rates on certificates of deposit, interest-bearing checking, and money market accounts, as well as higher average balances on certificates of deposit. The higher rates on our deposits were in response to higher interest rates set by the Federal Reserve.

Interest expense of $233.1 million for certificate of deposit accounts increased $201.9 million during 2023. The average balance of certificates of deposit of $4.6 billion for the year ended December 31, 2023 increased $3.0 billion, or 194%, compared to $1.6 billion for the year ended December 31, 2022. The average rate on certificates of deposit was 5.08% for the year ended December 31, 2023, which was a 308 basis point increase compared to 2.00% for year ended December 31, 2022.

Interest expense of $216.5 million for interest-bearing checking accounts increased $147.4 million during 2023. The average balance of interest-bearing checking accounts of $4.7 billion for the year ended December 31, 2023 increased $567.4 million, or 14%, compared to $4.1 billion for the year ended December 31, 2022. The average yield of interest-bearing checking accounts was 4.59% for the year ended December 31, 2023, which was a 293 basis point increase compared to 1.66% for year ended December 31, 2022.

Interest expense of $126.4 million for money market accounts increased $77.6 million during 2023. The average balance of money market accounts of $2.8 billion for the year ended December 31, 2023 increased $153.8 million, or 6%, compared to $2.7 billion for the year ended December 31, 2022. The average yield of money market accounts was 4.51% for the year ended December 31, 2023, which was a 267 basis point increase compared to 1.84% for year ended December 31, 2022.

Interest expense on borrowings increased $39.9 million, or 316%, to $52.5 million for the year ended December 31, 2023 from $12.6 million for the year ended December 31, 2022. The increase reflected a 624 basis point increase in the average cost of borrowings to 8.37%, compared to 2.13% for the year ended December 31, 2022. The increase was primarily related to the credit linked notes issued by the Company in 2023. Also contributing to the increase in interest expense for borrowings was an increase of $33.1 million, or 6%, in the average balance of borrowings of $627.5 million compared to $594.4 million for the year ended December 31, 2022.

Included in interest expense on borrowings, our warehouse structured financing agreements provide for additional interest payments for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 8.36% and 1.56%, to an effective rate of 8.37% and 2.13% for the year ended December 31, 2023 and 2022, respectively.

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

	Year Ended December 31,
	2023				2022
			Average				Average
	Average	Interest	Yield /		Average	Interest	Yield /
(Dollars in thousands)	Balance(1)	Inc / Exp	Rate		Balance(1)	Inc / Exp	Rate
Assets:
Interest-bearing deposits, and other	$240,758	$13,828	5.74%		$561,883	$5,264	0.94%
Securities available for sale	623,678	21,621	3.47%		322,990	2,807	0.87%
Securities held to maturity	1,097,414	69,983	6.38%		277,464	12,382	4.46
Mortgage loans in process of securitization	257,683	12,652	4.91%		253,847	8,407	3.31%
Loans and loans held for sale	12,420,869	959,714	7.73%		9,318,288	451,973	4.85%
Total interest-earning assets	14,640,402	1,077,798	7.36%		10,734,472	480,833	4.48%
Allowance for credit losses on loans	(57,617)				(36,057)
Noninterest-earning assets	495,605				346,474
Total assets	$15,078,390				$11,044,889
Liabilities/Equity:
Interest-bearing checking	$4,717,300	216,484	4.59	%(4)	$4,149,942	69,057	1.66	%(4)
Savings deposits	239,509	1,251	0.52%		240,481	561	0.23%
Money market	2,805,284	126,422	4.51%		2,651,532	48,872	1.84%
Certificates of deposit	4,589,312	233,053	5.08%		1,561,261	31,155	2.00%
Total interest-bearing deposits	12,351,405	577,210	4.67%		8,603,216	149,645	1.74%
Borrowings	627,516	52,517	8.37%		594,423	12,637	2.13%
Total interest-bearing liabilities	12,978,921	629,727	4.85%		9,197,639	162,282	1.76%
Noninterest-bearing deposits	337,723				453,387
Noninterest-bearing liabilities	178,261				117,420
Total liabilities	13,494,905				9,768,446
Equity	1,583,485				1,276,443
Total liabilities and equity	$15,078,390				$11,044,889
Net interest income			2.51%				2.72%
Interest rate spread	$1,661,481				$1,536,833
Net interest-earning assets		$448,071				$318,551
Net interest margin			3.06%				2.97%
Average interest-earning assets to average interest-bearing liabilities			112.80%				116.71%
(1)	Average balances are average daily balances.
(2)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(3)	Represents net interest income (annualized) divided by total average earning assets.
(4)	Reflects changes in interest rates on mortgage custodial deposits.

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

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Year ended December 31, 2023
	compared to Year ended
	December 31, 2022
	Increase (Decrease)
	Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits and other	$(3,008)	$11,572	$8,564
Securities available for sale	2,613	16,201	18,814
Securities held to maturity	36,591	21,010	57,601
Mortgage loans in process of securitization	127	4,118	4,245
Loans and loans held for sale	150,487	357,254	507,741
Total interest income	186,810	410,155	596,965
Interest expense
Deposits
Interest-bearing checking	9,441	137,986	147,427
Savings deposits	(2)	692	690
Money market deposits	2,834	74,716	77,550
Certificates of deposit	60,425	141,473	201,898
Total Deposits	72,698	354,867	427,565
Borrowings	704	39,176	39,880
Total interest expense	73,402	394,043	467,445
Net interest income	$113,408	$16,112	$129,520

Provision for Credit Losses. We recorded a total provision for credit losses of $40.2 million for the year ended December 31, 2023, an increase of $22.9 million, compared to $17.3 million for the year ended December 31, 2022.

The $40.2 million total provision for credit losses consisted of $37.5 million for the ACL-Loans and $2.7 million for the allowance for off-balance sheet credit exposures (“ACL-OBCEs”).

The ACL-Loans was $71.8 million, or 0.70% of loans receivable at December 31, 2023, compared to $44.0 million, or 0.59% of loans receivable at December 31, 2022. The higher ACL-Loans reflected increases associated with loan growth, changes in qualitative loss factors, and specific reserves. Additional details are provided in the ACL-Loans portion of the Comparison of Financial Condition at December 31, 2023 and 2022, and in Note 1: Nature of Operations and Significant Accounting Policies and Note 5: Loans and Allowance for Credit Losses.

Noninterest Income. Noninterest income of $114.7 million for the year ended December 31, 2023 decreased $11.3 million, or 9%, compared to $125.9 million for the year ended December 31, 2022. The decrease was primarily due to lower gain on sale and loan servicing fees that were partially offset by higher syndication and asset management fees.

Gain on sale of loans of $48.2 million for the year ended December 31, 2023 decreased $16.0 million, or 25%, compared to $64.2 million for the year ended December 31, 2022. The decrease in gain on sale of loans was associated with a business mix shift in multi-family lending from volumes sold in the secondary market towards those maintained on the balance sheet.

A summary of the gain on sale of loans for the years ended December 31, 2023 and 2022 is below:

	Gain on Sale of Loans
	For the Years Ended
	December 31,
(Dollars in thousands)	2023	2022
Loan Type:
Multi-family	$42,979	$56,819
Single-family	1,247	1,133
Small Business Administration (SBA)	3,957	6,198
Total	$48,183	$64,150

Loan servicing fees of $26.2 million for the year ended December 31, 2023 decreased $4.0 million, or 13%, compared to the year ended December 31, 2022. Loan servicing fees included a $4.6 million positive adjustment to the fair value of servicing rights for the year ended December 31, 2023, compared to a $19.8 million positive adjustment to the fair value of servicing rights for the year ended December 31, 2022.

Partially offsetting the decrease in noninterest income was a $3.5 million increase in syndication and asset management fees, which reached $12.4 million for the year ended December 31, 2023.

Noninterest Expense. Noninterest expense of $174.6 million for the year ended December 31, 2023 increased $38.6 million, or 28%, compared to $136.1 million for the year ended December 31, 2022. The increase was due primarily to a $19.1 million, or 21%, increase in salaries and employee benefits associated with higher commissions on higher production volume and to support loan growth, as well as a $10.1 million, or 292% increase in FDIC deposit insurance expenses. The efficiency ratio was at 31.03% for the year ended December 31, 2023, compared with 30.61% for the year ended December 31, 2022.

Income Taxes. Provision for income tax of $68.7 million for the year ended December 31, 2023 decreased $2.7 million, or 4%, compared to $71.4 million for the year ended December 31, 2022. The decrease reflected tax benefits of $12.2 million related to tax refunds receivable and changes to state apportionment calculations that were partially offset by taxes on higher pre-tax income.

The effective tax rate was 19.7% for the year ended December 31, 2023 and 24.5% for the year ended December 31, 2022.

Asset Quality

Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $82.0 million, or 0.80% of total loans, at December 31, 2023, compared to $26.7 million, or 0.36% of total loans, at December 31, 2022. The increase in nonperforming loans compared to both periods was primarily due to six customers in our multi-family and healthcare portfolios.

As a percentage of nonperforming loans, the ACL-Loans was 87% at December 31, 2023 compared to 165% at December 31, 2022. The decrease in percentage was due to an increase in nonperforming loans. The increase in nonperforming loans was primarily related to increases in the nonaccrual classification and have all been individually evaluated for impairment.

Total loans greater than 30 days past due were $183.5 million at December 31, 2023 compared to $39.8 million at December 31, 2022. Since the majority of loans to customers have variable rates, the rapid increase in interest rates over the last several quarters negatively impacted borrowers by increasing their required payment amounts.

Special Mention loans were $191.3 million at December 31, 2023 compared to $137.8 million in Special Mention (Watch) loans at December 31, 2022. While these categories are not precisely comparable as described in Note 5: Loans and Allowance for Credit Losses, the increase was primarily due to the increase in interest rates for our borrowers.

Substandard loans were $128.6 million at December 31, 2023 compared to $64.8 million at December 31, 2022. The increase in substandard loans was primarily due to the increase in nonperforming loans described above.

We had $41,000 of recoveries and $9.8 million of charge offs primarily related to one customer, during the year ended December 31, 2023, and $753,000 of recoveries and $1.3 million of charge offs during the year ended December 31, 2022.

Operating Segment Analysis for the Years Ended December 31, 2023 and 2022

We operate in three primary segments: Multi-Family Mortgage Banking, Mortgage Warehousing, and Banking, as discussed in “Our Business Segments” of Item 1 and Note 26: Segment Information. The reportable segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company.

Our segment financial information was compiled utilizing the policies described in Note 1: Nature of Operations and Summary of Significant Accounting Policies, and Note 26: Segment Information, included elsewhere in this report. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. Transactions between segments consist primarily of borrowed funds and overhead expense sharing. Intersegment interest expense is allocated to the Mortgage Warehousing and Banking segments based on Merchants Bank’s cost of funds. The provision for credit losses is allocated based on information included in our ACL-Loans analysis and specific loan data for each segment.

Our segments diversify the net income of Merchants Bank and provide synergies across the segments. Strategic opportunities come from MCC and MCS, where loans are funded by the Banking segment and the Banking segment provides Ginnie Mae custodial services to MCC and MCS. Low-income tax credit syndication and debt fund offerings complement the lending activities of new and existing multi-family mortgage customers. The securities available for sale and held to maturity funded by MCC custodial deposits or purchases of securitized loans originated by MCC are pledged to FHLB to provide advance capacity during periods of high residential loan volume for Mortgage Warehousing. Mortgage Warehousing provides leads to Correspondent Residential Lending in the Banking segment. Retail and commercial customers provide cross selling opportunities within the banking segment. Merchants Mortgage is a risk mitigant to Mortgage Warehousing because it provides us with a ready platform to sell the underlying collateral to secure repayment. These and other synergies form a part of our strategic plan.

The Other segment presented below, in Note 26: Segment Information, and elsewhere in this report includes general and administrative expenses for provision of services to all segments, internal funds transfer pricing offsets resulting from allocations to or from the other segments, certain elimination entries, and investments in low-income housing tax credit limited partnerships or Limited Liability Companies (“LLC”).

The following table presents our primary operating results for our operating segments for the years ended December 31, 2023 and 2022.

	Multi-family
	Mortgage	Mortgage
(Dollars in thousands)	Banking	Warehousing	Banking	Other	Total
Year Ended December 31, 2023
Interest income	$5,718	$276,366	$789,399	$6,315	$1,077,798
Interest expense	52	184,486	451,952	(6,763)	629,727
Net interest income	5,666	91,880	337,447	13,078	448,071
Provision for credit losses	—	2,782	37,449	—	40,231
Net interest income after provision for credit losses	5,666	89,098	299,998	13,078	407,840
Noninterest income	123,980	14,315	(12,527)	(11,100)	114,668
Noninterest expense	83,862	14,003	42,811	33,925	174,601
Income (loss) before income taxes	45,784	89,410	244,660	(31,947)	347,907
Income taxes	9,311	15,885	50,262	(6,785)	68,673
Net income (loss)	$36,473	$73,525	$194,398	$(25,162)	$279,234
Total assets	$411,097	$4,522,175	$11,760,943	$258,301	$16,952,516

	Multi-family
	Mortgage	Mortgage
(Dollars in thousands)	Banking	Warehousing	Banking	Other	Total
Year Ended December 31, 2022
Interest income	$2,239	$115,870	$354,482	$8,242	$480,833
Interest expense	—	48,079	117,284	(3,081)	162,282
Net interest income	2,239	67,791	237,198	11,323	318,551
Provision for credit losses	1,153	37	16,105	—	17,295
Net interest income after provision for credit losses	1,086	67,754	221,093	11,323	301,256
Noninterest income	155,883	5,400	(26,177)	(9,170)	125,936
Noninterest expense	82,213	10,420	18,303	25,114	136,050
Income (loss) before income taxes	74,756	62,734	176,613	(22,961)	291,142
Income taxes	20,114	14,130	42,392	(5,215)	71,421
Net income (loss)	$54,642	$48,604	$134,221	$(17,746)	$219,721
Total assets	$351,274	$2,519,810	$9,587,544	$156,599	$12,615,227

Multi-family Mortgage Banking. The Multi-family Mortgage Banking segment reported net income of $36.5 million for the year ended December 31, 2023, a decrease of $18.2 million, or 33%, compared to $54.6 million reported for the year ended December 31, 2022. The decline was primarily due to lower noninterest income that was partially offset by a lower provision for income taxes.

A $31.9 million decrease in noninterest income reflected a $34.4 million decrease in gain on sale of loans, as sales to the secondary market declined, and a $4.9 million decrease in other noninterest income. This was partially offset by a $3.4 million increase in loan servicing fees and a $4.0 million increase in syndication and asset management fees.

Loan servicing fees reflected a positive fair market value adjustment of $3.9 million on servicing rights for the year ended December 31, 2023 compared to a positive fair market value adjustment of $14.0 million for the year ended December 31, 2022.

A $10.8 million decrease in provision for income tax expense reflected a tax benefit related to tax refunds receivable and changes to state tax apportionment calculations, as well as lower pre-tax income.

The total volume of loans originated and acquired through our multi-family business was $6.2 billion for the year ended December 31, 2023, a decrease of $2.7 billion, or 30%, compared to $8.9 billion for the year ended December 31, 2022. Loans originated include bridge loans housed in our banking segment while borrowers await conversion to permanent financing. The volume of bridge loans was $3.0 billion for the year ended December 31, 2023, a decrease of $3.0 billion, or 49%, compared to $6.0 billion for the year ended December 31, 2022. The volume of loans originated and acquired for sale in the secondary market increased by $162.4 million, or 9%, to $2.0 billion, compared to $1.8 billion for the year ended December 31, 2022.

Total assets in the Multi-family segment increased 17%, to $411.1 million at December 31, 2023, compared to $351.3 million at December 31, 2022.

Mortgage Warehousing. The Mortgage Warehousing segment reported net income of $73.5 million for the year ended December 31, 2023, an increase of $24.9 million, or 51%, compared to $48.6 million for the year ended December 31, 2022. The higher net income reflected higher interest income and mortgage warehouse fees even as industry volumes declined.

The volume of loans funded during the year ended December 31, 2023 amounted to $33.0 billion, a decrease of $193.9 million, or 1%, compared to the same period in 2022. This compared to the 29% industry decrease in single-family residential loan volumes from the year ended December 31, 2023 to the year ended December 31, 2022, according to the Mortgage Bankers Association.

Total assets in the Mortgage Warehousing segment increased 79%, to $4.5 billion at December 31, 2023, compared to $2.5 billion at December 31, 2022.

Banking. The Banking segment reported net income for the year ended December 31, 2023, of $194.4 million, an increase of $60.2 million, or 45%, compared to $134.2 million for the year ended December 31, 2022. The increase was primarily due to a $100.2 million increase in net interest income due to higher balances in multifamily and healthcare bridge loans and a $13.6 million increase in noninterest income. These were partially offset by a $24.5 million increase in noninterest expense, primarily due to increases in salaries and employee benefits that reflected higher commissions on higher production volume, as well as increases in deposit insurance expense.

Noninterest income for the year ended December 31, 2023 included a positive fair market value adjustment of $688,000 on single-family servicing rights compared to a positive fair market value adjustment of $5.8 million for the year ended December 31, 2022.

Total assets in the Banking segment increased 23%, to $11.8 billion at December 31, 2023, compared to $9.6 billion at December 31, 2022.

See “Our Business Segments,” in Item 1 “Business”, and Note 26: Segment Information, for further information about our segments.

Financial Condition

As of December 31, 2023, we had approximately $17.0 billion in total assets, $14.1 billion in deposits, and $1.7 billion in total shareholders’ equity. Total assets as of December 31, 2023 included approximately $584.4 million of cash and cash equivalents, $3.1 billion of loans held for sale and $10.1 billion of loans receivable, net of ACL-Loans. Total assets also included $110.6 million of mortgage loans in process of securitization that represent pre-sold multi-family rental real estate loan originations in primarily Fannie Mae, Freddie Mac, or Ginnie Mae mortgage backed securities pending settlements that typically occur within 30 days. There were also $1.2 billion of securities held to maturity that were primarily acquired in conjunction with the securitization of loans that the Company originated. Additionally, we had $1.1 billion in securities available for sale, the majority of which were acquired from a warehouse customer, and others are typically match funded with related custodial deposits or required to collateralize our credit-linked notes. There are some restrictions on the types of securities we hold, particularly for those that are funded by certain multi-family custodial deposits where we set the cost of deposits based on the yield of the related securities. Servicing rights at December 31, 2023 were $158.5 million based on the fair value of the loan servicing, which includes Ginnie Mae multi-family servicing rights with 10-year call protection. The $306.4 million in other assets includes $161.3 million of low income housing tax credit investments.

Comparison of Financial Condition at December 31, 2023 and 2022

Total Assets. Total assets of $17.0 billion at December 31, 2023 increased $4.3 billion, or 34%, compared to $12.6 billion at December 31, 2022. The increase was due primarily to significant growth in the multi-family, healthcare, commercial lines of credit collateralized by mortgage servicing rights, and mortgage warehouse loan portfolios.

Cash and Cash Equivalents. Cash and cash equivalents of $584.4 million at December 31, 2023 increased $358.3 million, or 158%, compared to December 31, 2022. The 158% increase reflected higher liquidity to fund anticipated loan growth. Included in cash equivalents was $36.4 million in restricted cash associated with the March 2023 issuance of senior credit linked notes described in Note 1: Nature of Operations and Summary of Significant Accounting Policies and Note 14: Borrowings.

Mortgage Loans in Process of Securitization. Mortgage loans in process of securitization of $110.6 million at December 31, 2023 decreased $43.6 million, or 28%, compared to $154.2 million at December 31, 2022. These represent loans that our banking subsidiary, Merchants Bank, has funded and are held pending settlement, primarily as Ginnie Mae or other agency mortgage-backed securities with a firm investor commitment to purchase the securities. The 28% decrease was primarily due to a decrease in the volume of loans that had not yet settled with government agencies.

Securities Available for Sale. Securities available for sale of $1.1 billion at December 31, 2023 increased $790.4 million, or 244%, compared to $323.3 million at December 31, 2022. The increase in available for sale securities was primarily due to purchases of $1.3 billion, partially offset by calls, maturities, repayments, sales and other adjustments of $501.5 million during the period. The purchases were primarily acquired from a warehouse customer, which provided put option and interest rate floor protections against any loss in fair value.

Included in securities available for sale were $722.5 million of investment for which a fair value option was elected. Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the Consolidated Balance Sheets with changes in the fair value recognized in earnings as they occur.

As of December 31, 2023, Accumulated Other Comprehensive Losses (“AOCL”) of $2.5 million, related to securities available for sale, decreased $8.0 million, or 76%, compared to losses of $10.5 million at December 31, 2022. The $2.5 million of AOCL losses as of December 31, 2023 represented less than 1% of total equity and less than 1% of total securities available for sale.

Securities Held to Maturity. Held to maturity securities of $1.2 billion at December 31, 2023 increased 8% compared to $1.1 billion at December 31, 2022. The increase was primarily due to purchases of $293.3 million offset by calls, maturities and repayments of securities totaling $208.1 million during the period.

The following table shows the maturity distribution and weighted average yields of the securities available for sale and held to maturity portfolio:

December 31, 2023	Due within one year		Due after one but within five years		Due after five but within ten years		Due after ten years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Treasury notes	$123,226	4.70%	$5,742	3.68%	$—	—%	$—	—%
Federal agencies	182,179	1.09%	65,576	5.61%	—	—%	—	—%
Mortgage-backed - Government Agency ("Agency") (1)	—	—%	—	—%	39	4.11%	14,428	3.84%
Mortgage-backed - Non-Agency residential - fair value option	—	—%	—	—%	—	—%	485,500	4.50%
Mortgage-backed - Agency - fair value option	—	—%	—	—%	—	—%	236,997	4.49%
Total securities available for sale	$305,405	2.55%	$71,318	5.45%	$39	4.11%	$736,925	4.48%
Securities held to maturity:
Mortgage-backed - Non-Agency multi-family	$—	—%	$719,662	6.24%	$—	—%	$—	—%
Mortgage-backed - Non-Agency residential	—	—%	—	—%	—	—%	472,539	6.83%
Mortgage-backed - Agency	—	—%	—	—%	—	—%	12,016	3.80%
Total securities held to maturity	$—	—%	$719,662	6.24%	$—	—%	$484,555	6.75%

(1)	Agency includes government sponsored agencies, such as Fannie Mae, Freddie Mac, and Ginne Mae.

Loans Held for Sale. Loans held for sale of $3.1 billion at December 31, 2023 increased $234.2 million, or 8%, compared to $2.9 billion at December 31, 2022. The increase in loans held for sale was due primarily to an increase in warehouse participations, partially offset by loans associated with credit linked notes that were transferred to loans receivable during 2023. Loans held for sale are comprised primarily of single-family residential real estate loan participations that meet Fannie Mae, Freddie Mac, or Ginnie Mae eligibility. It also includes a growing portfolio of multi-family loans.

Loans Receivable, Net. The following table shows our allocation of loans held for investment as of the dates presented:

	December 31, 2023		December 31, 2022		December 31, 2021
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total

Mortgage warehouse repurchase agreements	$752,468	7%	$464,785	6%	$781,437	14%
Residential real estate(1)	1,324,305	13%	1,178,401	16%	843,101	15%
Multi-family financing	4,006,160	40%	3,135,535	43%	2,702,042	46%
Healthcare financing	2,356,689	23%	1,604,341	21%	826,157	14
Commercial and commercial real estate(2)(3)	1,643,081	16%	978,661	13%	520,199	9%
Agricultural production and real estate	103,150	1%	95,651	1%	97,060	2%
Consumer and margin	13,700	—	13,498	—%	12,667	—%
Total	10,199,553		7,470,872		5,782,663
Allowance for credit losses	(71,752)		(44,014)		(31,344)
Total loans held for investment, net	$10,127,801	100%	$7,426,858	100%	$5,751,319	100%
(1)	Includes $1.2 billion, $1.1 billion, and $749.5 million of All-in-One© first-lien home equity lines of credit at December 31, 2023, 2022, and 2021, respectively.
(2)	Includes $1.1 billion, $497.0 million, and $209.8 million of revolving lines of credit collateralized primarily by mortgage servicing rights as of December 31, 2023, 2022, and 2021, respectively.
(3)	Includes only $8.4 million, $12.8 million, and $13.9 million of non-owner occupied commercial real estate as of December 31, 2023, 2022, and 2021, respectively.

Loans receivable, net, of $10.1 billion at December 31, 2023, which are comprised of loans held for investment, increased $2.7 billion, or 36%, compared to $7.4 billion at December 31, 2022. The increase was comprised primarily of:

●	an increase of $870.6 million, or 28%, in multi-family financing loans, to $4.0 billion at December 31, 2023,
●	an increase of $752.3 million, or 47%, in healthcare financing loans, to $2.4 billion at December 31, 2023,
●	an increase of $664.4 million, or 68%, in commercial and commercial real estate loans, to $1.6 billion at December 31, 2023,
●	an increase of $287.7 million, or 62%, in mortgage warehouse lines of credit, to $752.5 million at December 31, 2023, and
●	an increase of $145.9 million, or 12%, in residential real estate loans, to $1.3 billion at December 31, 2023.

The $870.6 million increase in multi-family financing loan balances was primarily in the construction and bridge portfolios that were generated through our multi-family segment and will remain on our balance sheet until they convert to permanent financing or are otherwise paid off over the next one to three years. Although overall production volumes have declined compared to the twelve months ended December 31, 2022, loan balances have increased as borrowers have been hesitant to convert to permanent financing at recently elevated interest rate levels, which has slowed loan sales to the secondary market.

The $752.3 million increase in healthcare financing was due to increased volume associated with the credit link notes transaction where loans were transferred from loans held for sale during the first quarter of 2023.

The $664.4 million increase in commercial and commercial real estate was primarily due to higher revolving lines of credit on collateralized mortgage servicing rights during the period.

The $287.7 million increase in mortgage warehouse lines of credit was due to higher loan volume from increased sales efforts and market exits of several competitors.

The $145.9 million increase in residential real estate loans was primarily due an increase in All-in-One first-lien home equity line of credit.

As of December 31, 2023, approximately 93% of the total net loans at Merchants Bank reprice within three months, which reduces the risk of market rate increases.

Allowance for Credit Losses on Loans (“ACL-Loans”). The following table presents an analysis of the ACL-Loans for the periods presented:

	At or For the Year
	Ended December 31,
(Dollars in thousands)	2023	2022	2021

Balance at beginning of period	$44,014	$31,344	$27,500
Less charge-offs:
Residential real estate	(34)	(4)	(2)
Multi-family financing	(8,400)	—	—
Commercial and commercial real estate	(1,356)	(1,238)	(1,184)
Consumer and margin	(1)	(15)	(6)
Total charge-offs	(9,791)	(1,257)	(1,192)
Plus recoveries:
Commercial and commercial real estate	41	746	—
Consumer and margin	—	7	24
Total recoveries	41	753	24
Net (charge-offs) recoveries	(9,750)	(504)	(1,168)
Transfers out:
Impact of adopting CECL	—	(299)	—
Provision for credit losses	37,488	13,473	5,012
Balance at end of period	$71,752	$44,014	$31,344
Ratios:
Total net charge-offs to average loans outstanding	(0.08)%	(0.01)%	(0.01)%
Net charge-offs to average loans outstanding: Multi-family financing	(0.24)%	—%	—%
Net (charge-offs) recoveries to average loans outstanding: Commercial and commercial real estate	(0.10)%	(0.07)%	(0.26)%
Net (charge-offs) recoveries to average loans outstanding: Consumer and margin	(0.01)%	(0.06)%	0.14%
Allowance for credit losses to nonperforming loans at end of period	87.49%	164.95%	4,118.79%
Allowance for credit losses to total loans at end of period	0.70%	0.59%	0.54%

The following table presents an analysis of the ACL-Loans for the periods presented:

	At December 31,
	2023			2022			2021
			Percent of			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in		Percent of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans

Mortgage warehouse repurchase agreements	$2,070	3%	7%	$1,249	3%	6%	$1,955	6%	14%
Residential real estate	7,323	10%	13%	7,029	16%	16%	4,170	13%	15%
Multi-family financing	26,874	38%	40%	16,781	39%	43%	14,084	46%	46%
Healthcare financing	22,454	31%	23%	9,882	22%	21%	4,461	14%	14%
Commercial and commercial real estate	12,243	17%	16%	8,326	19%	13%	5,879	19%	9%
Agricultural production and real estate	619	1%	1%	565	1%	1%	657	2%	2%
Consumer and margin	169	-%	-%	182	-%	-%	138	-%	-%
Total allowance for credit losses	$71,752	100%	100%	$44,014	100%	100%	$31,344	100%	100%

The following table sets forth the amounts of nonperforming loans and nonperforming assets at the dates indicated:

	At
	December 31,
(Dollars in thousands)	2023	2022	2021

Nonaccrual loans:
Residential real estate	$1,486	$245	$362
Multi-family financing	39,608	—	—
Healthcare financing	28,783	21,783	—
Commercial and commercial real estate	3,820	4,390	—
Agricultural production and real estate	147	147	158
Consumer and margin	3	6	4
Total	73,847	26,571	524
Accruing loans 90 days or more past due:
Residential real estate	894	96	22
Healthcare financing	7,216	—	—
Commercial and commercial real estate	43	—	149
Agricultural production and real estate	—	—	30
Consumer and margin	15	16	36
Total	8,168	112	237
Total nonperforming loans	$82,015	$26,683	$761
Real estate owned	—	—	—
Total nonperforming assets	$82,015	$26,683	$761
Modifications/TDR[1]:
Commercial and commercial real estate	$3,778	$3,778	$4,961
Agricultural production and real estate	—	—	—
Total	$3,778	$3,778	$4,961
Ratios:
Total nonperforming loans to total loans	0.80%	0.36%	0.01%
Total nonperforming loans to total assets	0.48%	0.21%	0.01%
Total nonperforming assets to total assets	0.48%	0.21%	0.01%
Total nonperforming loans and modifications/TDRs to total loans	0.84%	0.41%	0.10%
Total nonperforming loans and modifications/TDRs to total assets	0.51%	0.24%	0.05%
Total nonperforming assets and modifications/TDRs to total assets	0.51%	0.24%	0.05%

(1)	On January 1, 2023, the Company adopted FASB Accounting Standards Update (“ASU”) No. 2022-02, Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures, which eliminates the recognition and measurement of a troubled debt restructuring (“TDR”). The Company adopted the prospective approach for this new guidance. See Note 5: Loans and Allowance for Credit Losses on Loans.

The ACL-Loans of $71.8 million at December 31, 2023 increased $27.7 million, or 63%, compared to December 31, 2022. The increase was primarily in the healthcare and multi-family financing portfolios, due to a combination of loan growth, changes in qualitative factors, and specific reserves.

Also influencing the overall level of the ACL-Loans is our differentiated strategy to typically hold loans with shorter durations and to maintain strict underwriting standards that enable us to sell the majority of our loans to government agencies.

Premises and Equipment, Net.  Premises and equipment, net, of $42.3 million at December 31, 2023 increased $6.9 million, or 19%, compared to $35.4 million at December 31, 2022. The increase was primarily due to an increase in land acquired to expand our headquarters and to support business growth.

Goodwill.   Goodwill of $15.8 million at December 31, 2023 remained unchanged compared to December 31, 2022. As of December 31, 2023, the Company’s market capitalization was well above its book value, despite stock market volatility. Given the continued strength of the Company’s results, we do not believe there exists any impairment to goodwill or intangible assets.

Servicing Rights. Servicing rights of $158.5 million at December 31, 2023 increased $12.2 million, or 8%, compared to December 31, 2022. During the year ended December 31, 2023, originated and purchased servicing of $15.3 million and a positive fair market value adjustment of $4.6 million were partially offset by paydowns of $7.6 million.

Servicing rights are recognized in connection with sales of loans when we retain servicing of the sold loans, as well as upon purchases of loan servicing portfolios. The servicing rights are recorded and carried at fair value. The fair value increase recorded during the year ended December 31, 2023 was driven by higher loan balances of mortgages serviced and higher interest rates that impacted fair market value adjustments. The value of servicing rights generally increases in rising interest rate environments and declines in falling interest rate environments due to expected prepayments and the value of custodial deposits. A significant portion of our servicing rights are for Ginnie Mae multi-family loans with 10-year call protection.

Other Assets and Receivables.   Other assets and receivables of $306.4 million at December 31, 2023 increased $148.9 million, or 95%, compared to $157.4 million at December 31, 2022. The 95% increase in other assets and receivables was primarily due to investments in low-income housing tax credit funds and investments in joint ventures that are involved in single-family, multi-family, and healthcare debt financing. Also contributing to the increase were protective derivatives associated with the acquisition of certain investment securities from a warehouse customer, in addition to higher valuations on derivatives. See Note 11: Other Assets and Receivables for additional information.

Deposits. Deposits of $14.1 billion at December 31, 2023 increased $4.0 billion, or 40%, compared to $10.1 billion at December 31, 2022. The 40% increase in total deposits was primarily due to a $2.2 billion increase in certificates of deposit, primarily in brokered deposits, and a $1.9 billion increase in demand deposits. As of December 31, 2023, approximately 89% of the total deposits at Merchants reprice within three months.

Uninsured deposits totaled approximately $2.7 billion as of December 31, 2023, representing less than 20% of total deposits. Since 2018, the Company has offered its customers an opportunity to insure balances in excess of $250,000 through our insured cash sweep program that extends FDIC protection up to $100 million. The balance of deposits in this program was $1.6 billion and $1.5 billion as of December 31, 2023 and 2022, respectively.

Core deposits increased by $782.2 million, or 11%, to $8.1 billion at December 31, 2023 compared to December 31, 2022. Core deposits represented 58% of total deposits at December 31, 2023 compared to 73% of total deposits at December 31, 2022.

We increased our use of total brokered deposits by $3.2 billion, or 116%, to $6.0 billion at December 31, 2023 compared to $2.8 billion at December 31, 2022. Brokered deposits represented 42% of total deposits at December 31, 2023, compared to 27% of total deposits at December 31, 2022.

●	Brokered certificates of deposit accounts increased $1.8 billion to $4.5 billion at December 31, 2023 from $2.7 billion at December 31, 2022.
●	Brokered demand deposit accounts increased $1.5 billion, to $1.5 billion at December 31, 2023 from $13,000 at December 31, 2022.
●	Brokered savings deposits decreased $81.0 million, to $589,000 at December 31, 2023 from $81.5 million at December 31, 2022.

As of December 31, 2023, brokered certificates of deposit had a weighted average remaining duration of 55 days. Although our brokered deposits are short-term in nature, they may be more rate sensitive compared to other sources of funding. In the future, those depositors may not replace their brokered deposits with us as they mature, or we may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or other sources of funds. Not being able to maintain or replace those deposits as they mature would adversely affect our liquidity. Additionally, if Merchants Bank does not maintain its well-capitalized position, it may not accept or renew any brokered deposits without a waiver granted by the Federal Deposit Insurance Corporation (“FDIC”).

Interest-bearing deposits increased $3.8 billion, or 39%, to $13.5 billion at December 31, 2023, and noninterest-bearing deposits increased $193.2 million, or 59%, to $520.1 million at December 31, 2023.

The following tables show the average balance amounts and the average contractual rates paid on our deposits for the periods indicated:

	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2023		December 31, 2022		December 31, 2021
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$337,723	—%	$453,387	—%	$678,494	—%
Interest-bearing demand	4,717,300	4.59%	4,149,942	1.66%	4,589,269	0.14%
Money market savings	2,805,284	4.51%	2,651,532	1.84%	2,264,063	0.77%
Savings	239,509	0.52%	240,481	0.23%	208,467	0.07%
Certificates of deposit	4,589,312	5.08%	1,561,261	2.00%	687,002	0.66%
Total	$12,689,128	4.55%	$9,056,603	1.65%	$8,427,295	0.34%

The following table shows time deposits of $250,000 or more by time remaining until maturity:

At December 31,
(Dollars in thousands)	2023

Three months or less	$70,573
Over three months through six months	79,973
Over six months through one year	154,558
Over one year to three years	106,073
Over three years	—
Total	$411,177

Borrowings. Borrowings of $964.1 million at December 31, 2023 increased $33.7 million, or 4%, from December 31, 2022. The increase was primarily due to the issuance of senior credit linked notes in March 2023 that was partially offset by decreased borrowing from the FHLB and Federal Reserve. Depending on rates and timing, borrowing can be a more effective liquidity management alternative than utilizing brokered certificates of deposits. The Company utilizes borrowing facilities from the FHLB, the Federal Reserve’s discount window, and the American Financial Exchange (“AFX”).

The Company continues to have significant borrowing capacity based on available collateral. As of December 31, 2023, unused lines of credit totaled $6.0 billion, compared to $3.1 billion at December 31, 2022.

The following table sets forth certain information regarding our borrowings at the dates and for the periods indicated:

	At or For the Years
	Ended
	December 31,
(Dollars in thousands)	2023	2022	2021

Balance at end of period	$964,127	$930,392	$1,033,954
Average balance during period	627,516	594,423	657,573
Maximum outstanding at any month end	1,654,075	1,440,904	1,103,443
Weighted average interest rate at end of period(1)	7.51%	4.06%	0.27%
Average interest rate during period	8.37%	2.13%	0.86%
(1)	The weighted-average interest rate at the end of the period reflects the stated interest rates on the borrowings. In addition to the stated rate, the borrowing term on subordinated debt includes payment of an amount equal to a portion of the net income from our warehouse structured finance arrangements, which is a driver of the higher average interest rate during the period relative to the stated rate at end of period.

Other Liabilities. Other liabilities of $205.9 million at December 31, 2023 increased $71.8 million, or 54%, compared to $134.1 million at December 31, 2022. The 54% increase in other liabilities was primarily due to interest payable, unfunded commitments for low-income housing credit investments, and a change in the valuation for back-to-back swap derivatives.

Total Shareholders’ Equity. Shareholders’ equity was $1.7 billion as of December 31, 2023, compared to $1.5 billion as of December 31, 2022. The $241.3 million, or 17%, increase resulted primarily from net income of $279.2 million, which was partially offset by dividends paid on common and preferred shares of $48.5 million during the period.

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

At December 31, 2023, based on collateral, we had $6.0 billion in available unused borrowing capacity with the FHLB and the Federal Reserve discount window. This compared to $3.1 billion at December 31, 2022. While the amounts available fluctuate daily, we also had available capacity lines through our membership in the AFX. This liquidity enhances the ability to effectively manage interest expense and asset levels in the future.

The Company’s most liquid assets are in cash, short-term investments, including interest-bearing demand deposits, mortgage loans in process of securitization, loans held for sale, and warehouse repurchase agreements included in loans receivable. Taken together with its unused borrowing capacity of $6.0 billion described above, these totaled $10.6 billion, or 62%, of its $17.0 billion total assets at December 31, 2023. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our liquid assets and borrowing capacity significantly exceed our uninsured deposits. Uninsured deposits totaled approximately $2.7 billion as of December 31, 2023, representing less than 20% of total deposits. Since 2018, the Company has offered its customers an opportunity to insure balances in excess of $250,000 through our insured cash sweep program that extends FDIC protection up to $100 million. The balance of deposits in this program was $1.6 billion and $1.5 billion as of December 31, 2023 and 2022, respectively.

The Company’s investment portfolio has minimal levels of unrealized losses and management does not anticipate a need to sell securities for liquidity purposes at a loss. As of December 31, 2023, Accumulated Other Comprehensive Losses (“AOCL”) of $2.5 million losses, related to securities available for sale, decreased $8.0 million, or 76%, compared to losses of $10.5 million as of December 31, 2022. The $2.5 million loss in AOCL as of December 31, 2023 represented less than 1% of total equity and 1% of total securities available for sale.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash (used in) provided by operating activities was $(356.4) million and $975.8 million for the years ended December 31, 2023 and 2022, respectively. Net cash (used in) investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities and loans, was $(3.3) billion and $(2.9) billion for the years ended December 31, 2023 and 2022, respectively. Net cash provided by financing activities, which is comprised primarily of net change in deposits was $4.0 billion and $1.1 billion for the years ended December 31, 2023 and 2022, respectively.

Certificates of deposit that are scheduled to mature in less than one year from December 31, 2023 totaled $5.0 billion, or 97%, of total certificates of deposit. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances, the Federal Reserve discount window, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

At December 31, 2023, we had $4.0 billion in outstanding commitments to extend credit that are subject to credit risk and $3.7 billion in outstanding commitments subject to certain performance criteria and cancellation by the Company, including loans pending closing, unfunded construction draws, and unfunded warehouse repurchase agreements. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Additionally, the Company’s business model is designed to continuously sell a significant portion of its loans, which provides flexibility in managing its liquidity.

For more information about our loan commitments, unused lines of credit and standby letters of credit, see Note 25: Commitments and Credit Risk.

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

Shareholders’ Equity. Shareholders’ equity was $1.7 billion as of December 31, 2023, compared to $1.5 billion as of December 31, 2022. The $241.3 million, or 17%, increase resulted primarily from net income of $279.2 million, which was partially offset by dividends paid on common and preferred shares of $48.5 million during the period.

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

Dividends on the Series A Preferred Stock, to the extent declared by the Company’s board, are payable quarterly at an annual rate of $1.75 per share through March 31, 2024. After such date, quarterly dividends were to accrue and be payable at a floating rate equal to three-month LIBOR plus a spread of 460.5 basis points per year. However, the terms of the Series A Preferred Stock permit us to replace three-month LIBOR if we determine that LIBOR has been discontinued or is no longer viewed as an acceptable benchmark for similar securities. With the cessation of published three-month LIBOR rates as of June 30, 2023, the Company has determined that three-month LIBOR has been discontinued and is no longer an acceptable benchmark. The Company has replaced three-month LIBOR with Federal Reserve’s three month Secured Overnight Financing Rate (“SOFR”). The Company believes that three-month SOFR represents the most comparable replacement benchmark, is an industry-accepted substitute, and is consistent with expectations of investors in securities similar to the Series A Preferred Stock. In addition to replacing three-month LIBOR with three-month SOFR, the terms of the Series A Preferred Stock permit us to adjust the spread to ensure that the payable floating rate remains comparable. Therefore, if the Series A Preferred Stock remains outstanding on or after April 1, 2024, in addition to using three-month SOFR as a benchmark, the Company will increase the spread by 26.2 basis points, which is consistent with industry practice and the recommendation of the Federal Reserve’s

Alternative Reference Rates Committee, resulting in the Company paying a floating rate of three-month SOFR plus a spread of 486.7 basis points during the floating rate period. The Company has received all necessary regulatory approvals to redeem the Series A Preferred Stock and on February 28, 2024 announced that it will redeem all outstanding shares of the Series A Preferred Stock on April 1, 2024 at a price equal to the liquidation preference of $25.00 per share. As of the redemption date the Series A Preferred Stock will not have any accrued but unpaid dividends. The Company will redeem the Series A Preferred Stock using cash on hand.

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

Dividends on the Series B Preferred Stock, to the extent declared by the Company’s board, are payable quarterly at an annual rate of $60.00 per share (equivalent to $1.50 per depositary share) through September 30, 2024. After such date, quarterly dividends were to accrue and be payable at a floating rate equal to three-month LIBOR plus a spread of 456.9 basis points per year. However, the terms of the Series B Preferred Stock permit us to replace three-month LIBOR if we determine that LIBOR has been discontinued or is no longer viewed as an acceptable benchmark for similar securities. With the cessation of published three-month LIBOR rates as of June 30, 2023, the Company has determined that three-month LIBOR has been discontinued and is no longer an acceptable benchmark. The Company has replaced three-month LIBOR with Federal Reserve’s three month Secured Overnight Financing Rate (“SOFR”). The Company believes that three-month SOFR represents the most comparable replacement benchmark, is an industry-accepted substitute, and is consistent with expectations of investors in securities similar to the Series B Preferred Stock. In addition to replacing three-month LIBOR with three-month SOFR, the terms of the Series B Preferred Stock permit us to adjust the spread to ensure that the payable floating rate remains comparable. Therefore, if the Series B Preferred Stock remains outstanding on or after October 1, 2024, in addition to using three-month SOFR as the benchmark, the Company will increase the spread by 26.2 basis points, which is consistent with industry practice and the recommendation of the Federal Reserve’s Alternative Reference Rates Committee, resulting in the Company paying a floating rate of three-month SOFR plus a spread of 483.1 basis points during the floating rate period. The Company may also redeem the Series B Preferred Stock at its option, subject to regulatory approval, on or after October 1, 2024.

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

8.25% Series D Preferred Stock. On September 27, 2022, the Company issued 5,200,000 depositary shares, each representing a 1/40th interest in a share of its 8.25% Fixed Rate Reset Series D Non-Cumulative Perpetual Preferred Stock, without par value (the “Series D Preferred Stock”), and with a liquidation preference of $1,000.00 per share (equivalent to $25.00 per depositary share). The aggregate gross offering proceeds for the shares issued by the Company was $130.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $4.6 million paid to third parties, the Company received total net proceeds of $125.4 million. On September 30, 2022, the Company issued an additional 500,000 shares of Series D Preferred Stock to the underwriters related to their exercise of an option to purchase additional shares under the associated underwriting agreement, resulting in an additional $12.1 million in net proceeds, after deducting $0.4 million in underwriting discounts.

Dividends on the Series D Preferred Stock, to the extent declared by the Company’s board, are payable quarterly. The Company may redeem the Series D Preferred Stock, in whole or in part, at our option, on any dividend payment date on or after October 1, 2027, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption. If the Series D Preferred Stock remains outstanding on October 1, 2027, its dividend rate would reset to the 5-year Treasury rate, plus 4.34% and would remain at that level for an additional 5 years.

Common Shares/Dividends. As of December 31, 2023, the Company had 43,242,928 common shares issued and outstanding. The Board declared a quarterly dividend of $0.08 per share in each quarter of 2023 and expects to raise its dividend in 2024. The Board declared a quarterly dividend of $.09 per share for the first quarter of 2024.

Capital Adequacy. The following tables present the Company’s capital ratios at December 31, 2023 and 2022.

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2023
Total capital(1) (to risk-weighted assets)
Company	$1,772,195	11.6%	$1,598,260	10.5%	$—	N/A %
Merchants Bank	1,724,505	11.5%	1,577,434	10.5%	1,502,318	10.0%
FMBI	40,613	21.1%	20,209	10.5%	19,247	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	1,686,202	11.1%	1,293,830	8.5%	—	N/A %
Merchants Bank	1,639,171	10.9%	1,276,970	8.5%	1,201,854	8.0%
FMBI	39,953	20.8%	16,360	8.5%	15,398	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,186,594	7.8%	1,065,507	7.0%	—	N/A %
Merchants Bank	1,639,171	10.9%	1,051,623	7.0%	976,507	6.5%
FMBI	39,953	20.8%	13,473	7.0%	12,511	6.5%
Tier I capital(1) (to average assets)
Company	1,686,202	10.1%	832,706	5.0%	—	N/A %
Merchants Bank	1,639,171	10.1%	815,191	5.0%	815,191	5.0%
FMBI	39,953	11.5%	17,391	5.0%	17,391	5.0%

(1)	As defined by regulatory agencies.

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2022
Total capital(1) (to risk-weighted assets)
Company	$1,507,968	12.2%	$992,883	10.5%	$—	N/A %
Merchants Bank	1,427,738	11.7%	975,853	10.5%	1,219,817	10.0%
FMBI	34,769	11.3%	24,703	10.5%	30,878	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	1,452,456	11.7%	744,662	8.5%	—	N/A %
Merchants Bank	1,372,941	11.3%	731,890	8.5%	975,853	8.0%
FMBI	34,054	11.0%	18,527	8.5%	24,703	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	952,848	7.7%	558,497	7.0%	—	N/A %
Merchants Bank	1,372,941	11.3%	548,917	7.0%	792,881	6.5%
FMBI	34,054	11.0%	13,895	7.0%	20,071	6.5%
Tier I capital(1) (to average assets)
Company	1,452,456	11.7%	497,604	5.0%	—	N/A %
Merchants Bank	1,372,941	11.3%	487,511	5.0%	609,389	5.0%
FMBI	34,054	10.7%	12,702	5.0%	15,878	5.0%
(1)	As defined by regulatory agencies.

Quantitative measures established by regulation to ensure capital adequacy require the Company, Merchants Bank, and FMBI to maintain minimum amounts and ratios. Management believes, as of December 31, 2023 and December 31, 2022, that the Company, Merchants Bank, and FMBI met all capital adequacy requirements to which they were subject.

As of December 31, 2023 and December 31, 2022, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank and FMBI as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s, Merchants Bank’s, or FMBI’s category.

Contractual obligations

The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities as of December 31, 2023. The payment amounts represent those amounts contractually due to the recipients.

	Payments Due by Period
				Three to	More
		Less Than	One to Three	Five	than
(Dollars in thousands)	Total	One Year	Years	Years	Five Years

Deposits without a stated maturity	$8,894,058	$8,894,058	$—	$—	$—
Time deposits	5,167,402	5,022,745	144,228	429	—
Borrowings	964,127	754,284	80,941	120,088	8,814
Operating lease obligations	12,217	2,441	4,164	3,484	2,128
Total	$15,037,804	$14,673,528	$229,333	$124,001	$10,942

Also see Note 10: Leases, Note 13: Deposits, Note 14: Borrowings, and Note 25: Commitments, Credit Risk, and Contingencies as of December 31, 2023.

Critical Accounting Policies and Estimates

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

The ACL-Loans is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans considering relevant available information from internal and external sources, including historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance also incorporates reasonable and supportable forecasts. There have been no changes to the credit quality components used to assess risk during the twelve months ended December 31, 2023. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The level of the ACL is believed to be adequate to absorb current expected future losses in the loan portfolio as of the measurement date.

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

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by us can be found in Note 23: Disclosures About Fair Value of Assets and Liabilities.

Recently Issued Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2023, see Note 28: Recent Accounting Pronouncements.

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

The following table presents NII at Risk for Merchants Bank as of December 31, 2023, 2022, and 2021:

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
December 31, 2023:
Dollar change	$(73,311)	$(36,576)	$29,601	$57,294
Percent change	(15.0)%	(7.5)%	6.0%	11.7%

December 31, 2022:
Dollar change	$(96,861)	$(48,581)	$37,232	$74,094
Percent change	(23.8)%	(11.9)%	9.2%	18.2%

December 31, 2021:
Dollar change	$(13,810)	$(17,991)	$21,895	$65,010
Percent change	(4.9)%	(6.3)%	7.7%	22.9%

Our interest rate risk management policy limits the change in our net interest income to 20% for a +/- 100 basis point move in interest rates, and 30% for a +/- 200 basis point move in rates. At the years ended December 31, 2023, 2022, and 2021 we are within policy limits set by our board of directors for the −200, −100, +100, and +200 basis point scenarios.

The EVE results for Merchants Bank included in the following table reflect the analysis used quarterly by management. It models immediate −200, −100, +100, and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
December 31, 2023:
Dollar change	$180,864	$92,793	$(34,800)	$(79,455)
Percent change	10.8%	5.5%	(2.1)%	(4.7)%

December 31, 2022:
Dollar change	$22,855	$11,640	$(10,925)	$(26,385)
Percent change	1.6%	0.8%	(0.8)%	(1.9)%

December 31, 2021:
Dollar change	$3,703	$42,983	$(6,817)	$(6,288)
Percent change	0.3%	4.0%	(0.6)%	(0.6)%

Our interest rate risk management policy limits the change in our EVE to 15% for a +/- 100 basis point move in interest rates, and 20% for a +/- 200 basis point move in rates. We are within policy limits set by our board of directors for the −200, −100, +100, and +200 basis point scenarios. The EVE reported at December 31, 2023 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

To the Shareholders, Board of Directors and Audit Committee

Merchants Bancorp

Carmel, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Merchants Bancorp (the “Company”) as of December 31, 2023 and 2022 the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2024, expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for credit losses effective January 1, 2022 due to the adoption of Accounting Standards Topic 326: Financial Instruments – Credit Losses.

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

Allowance for Credit Losses

The Company’s loan portfolio totaled $10.2 billion as of December 31, 2023, and the associated allowance for credit losses on loans was $71.8 million. As discussed in Notes 1 and 5 to the consolidated financial statements, the allowance for credit losses (“ACL”) related to loans is a contra-asset valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the ACL represented management’s best estimate of current expected credit losses on loans considering all relevant available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument.

In calculating the allowance for credit losses, loans were segmented into pools based upon similar risk characteristics. For each loan pool, management measured expected credit losses over the life of each loan utilizing either a remaining life or a discounted cash flow (DCF) model. The remaining life method primarily utilized Company or peer group historical loss rates applied to the estimated remaining life of each pool. The DCF model primarily measures probability of default (“PD”) and loss given default (“LGD”) with PD and LGD estimated by analyzing internally sourced data or peer group data related to historical performance of each loan pool over a complete economic cycle. In some cases, management determined that an individual loan exhibited unique risk characteristics which differentiated the loan from other loans with the identified loan pools. In such cases, the loans were evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. The models were adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period. After the reasonable and supportable forecast period, the forecasted macroeconomic variables were reverted to their historical mean utilizing a rational, systematic basis.

Management qualitatively adjusted model results for risk factors that were not considered within the modeling processes but were deemed relevant in assessing the expected credit losses within the loan pools. These qualitative factor adjustments modified management’s estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk.

We identified the valuation of the ACL as a critical audit matter. Auditing management’s estimate of the ACL involved a high degree of subjectivity due to the nature of the qualitative factor adjustments included in the allowances for credit losses and complexity of the remaining life and DCF models. Management’s identification and measurement of the qualitative factor adjustments is highly judgmental and could have a significant effect on the ACL.

How We Addressed the Matter in Our Audit

The primary procedures we performed related to this CAM included:

●	Obtained an understanding of the Company’s process for establishing the ACL, including the models and the qualitative factor adjustments of the ACL
●	Evaluated and tested the design and operating effectiveness of related controls, including information system controls, over the reliability and accuracy of data used to calculate and estimate the various components of the ACL including:
o	Loan data completeness and accuracy
o	Grouping of loans by segment and methodology selection
o	Peer groups utilized
o	Establishment of qualitative factors
●	Tested the completeness and accuracy, including the evaluation of the relevance and reliability, of inputs utilized in the calculation of the ACL

●	Evaluated the qualitative adjustments to the ACL including assessing the basis for adjustments and the reasonableness of the significant assumptions
●	Evaluated credit quality trends in delinquencies, non-accruals, charge-offs and loan risk ratings
●	Evaluated the overall reasonableness of the ACL and evaluated trends identified within peer groups

/s/ FORVIS, LLP

FORVIS, LLP

We have served as the Company’s auditor since 2014.

Indianapolis, Indiana

March 12, 2024

Merchants Bancorp

Consolidated Balance Sheets

December 31, 2023 and 2022

(In thousands, except share data)

	December 31,	December 31,
	2023	2022
Assets
Cash and due from banks	$15,592	$22,170
Interest-earning demand accounts	568,830	203,994
Cash and cash equivalents	584,422	226,164
Securities purchased under agreements to resell	3,349	3,464
Mortgage loans in process of securitization	110,599	154,194
Securities available for sale ($722,497 and $0 utilizing fair value option, respectively)	1,113,687	323,337
Securities held to maturity ($1,203,535 and $1,118,966 at fair value, respectively)	1,204,217	1,119,078
Federal Home Loan Bank (FHLB) stock	48,578	39,130
Loans held for sale (includes $86,663 and $82,192 at fair value, respectively)	3,144,756	2,910,576
Loans receivable, net of allowance for credit losses on loans of $71,752 and $44,014, respectively	10,127,801	7,426,858
Premises and equipment, net	42,342	35,438
Servicing rights	158,457	146,248
Interest receivable	91,346	56,262
Goodwill	15,845	15,845
Intangible assets, net	742	1,186
Other assets and receivables	306,375	157,447
Total assets	$16,952,516	$12,615,227
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$520,070	$326,875
Interest-bearing	13,541,390	9,744,470
Total deposits	14,061,460	10,071,345
Borrowings	964,127	930,392
Deferred tax liabilities	19,923	19,613
Other liabilities	205,922	134,138
Total liabilities	15,251,432	11,155,488
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 75,000,000 shares
Issued and outstanding - 43,242,928 shares at December 31, 2023 and 43,113,127 shares at December 31, 2022	140,365	137,781
Preferred stock, without par value - 5,000,000 total shares authorized
7% Series A Preferred stock - $25 per share liquidation preference
Authorized - 3,500,000 shares
Issued and outstanding - 2,081,800 shares	50,221	50,221
6% Series B Preferred stock - $1,000 per share liquidation preference
Authorized - 125,000 shares
Issued and outstanding - 125,000 shares (equivalent to 5,000,000 depositary shares)	120,844	120,844
6% Series C Preferred stock - $1,000 per share liquidation preference
Authorized - 200,000 shares
Issued and outstanding - 196,181 shares (equivalent to 7,847,233 depositary shares)	191,084	191,084
8.25% Series D Preferred stock - $1,000 per share liquidation preference
Authorized - 300,000 shares
Issued and outstanding - 142,500 shares (equivalent to 5,700,000 depositary shares)	137,459	137,459
Retained earnings	1,063,599	832,871
Accumulated other comprehensive loss	(2,488)	(10,521)
Total shareholders' equity	1,701,084	1,459,739
Total liabilities and shareholders' equity	$16,952,516	$12,615,227

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Income

Years Ended December 31, 2023, 2022 and 2021

(In thousands, except share data)

	Year Ended
	December 31,
	2023	2022	2021
Interest Income
Loans	$959,714	$451,973	$293,830
Mortgage loans in process of securitization	12,652	8,407	12,746
Investment securities:
Available for sale - taxable	21,621	2,807	3,309
Available for sale - tax exempt	—	—	41
Held to maturity	69,983	12,382	—
Federal Home Loan Bank stock	2,205	1,220	1,143
Other	11,623	4,044	817
Total interest income	1,077,798	480,833	311,886
Interest Expense
Deposits	577,210	149,645	28,256
Borrowed funds	52,517	12,637	5,636
Total interest expense	629,727	162,282	33,892
Net Interest Income	448,071	318,551	277,994
Provision for credit losses	40,231	17,295	5,012
Net Interest Income After Provision for Credit Losses	407,840	301,256	272,982
Noninterest Income
Gain on sale of loans	48,183	64,150	111,185
Loan servicing fees, net	26,198	30,198	16,373
Mortgage warehouse fees	7,701	5,394	12,396
Gains on sale of investments available for sale (includes $0, $0 and $191, respectively, related to accumulated other comprehensive earnings reclassifications)	—	—	191
Syndication and asset management fees	12,355	9,493	6,507
Other income	20,231	16,701	10,681
Total noninterest income	114,668	125,936	157,333
Noninterest Expense
Salaries and employee benefits	108,181	89,085	85,727
Loan expenses	3,409	4,703	7,657
Occupancy and equipment	9,220	8,169	7,365
Professional fees	12,704	9,065	5,427
Deposit insurance expense	13,582	3,463	2,691
Technology expense	6,515	5,282	4,200
Other expense	20,990	16,283	12,318
Total noninterest expense	174,601	136,050	125,385
Income Before Income Taxes	347,907	291,142	304,930
Provision for income taxes (includes $0, $0 and $46, respectively, related to income tax expense for reclassification items)	68,673	71,421	77,826
Net Income	$279,234	$219,721	$227,104
Dividends on preferred stock	(34,670)	(25,983)	(20,873)
Net Income Allocated to Common Shareholders	244,564	193,738	206,231
Basic Earnings Per Share	$5.66	$4.49	$4.78
Diluted Earnings Per Share	$5.64	$4.47	$4.76
Weighted-Average Shares Outstanding
Basic	43,224,042	43,164,477	43,172,078
Diluted	43,345,799	43,316,904	43,325,303

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2023, 2022 and 2021

(In thousands)

	Year Ended
	December 31,
	2023	2022	2021
Net Income	$279,234	$219,721	$227,104
Other Comprehensive Loss:
Net change in unrealized gains/(losses) on investment securities available for sale, net of tax (expense)/benefits of $(2,750), $3,022 and $566, respectively	8,033	(9,067)	(1,683)
Less: Reclassification adjustment for gains included in net income, net of tax expense of $0, $0 and $(46), respectively	—	—	145
Other comprehensive income (loss) for the period	8,033	(9,067)	(1,828)
Comprehensive Income	$287,267	$210,654	$225,276

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2023, 2022 and 2021

(In thousands, except share data)

	Year Ended
	December 31,
	2023		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance beginning of period	43,113,127	$137,781	43,180,079	$137,565	43,120,625	$135,857
Repurchase of common stock	-	-	(165,037)	(1,761)	-	-
Cash paid in lieu of fractional shares for stock split	-	-	(29)	(1)	-	-
Distribution to employee stock ownership plan	33,293	810	20,709	653	29,149	537
Shares issued for stock compensation plans, net of taxes withheld to satisfy tax obligations	96,508	1,774	77,405	1,325	30,305	1,171
Balance end of period	43,242,928	140,365	43,113,127	137,781	43,180,079	137,565

8% Preferred Stock
Balance beginning of period	-	-	-	-	41,625	41,581
Redemption of 8% preferred stock	-	-	-	-	(41,625)	(41,581)
Balance end of period	-	-	-	-	-	-

7% Series A Preferred Stock
Balance at beginning and end of period	2,081,800	50,221	2,081,800	50,221	2,081,800	50,221

6% Series B Preferred Stock
Balance at beginning and end of period	125,000	120,844	125,000	120,844	125,000	120,844

6% Series C Preferred Stock
Balance beginning of period	196,181	191,084	196,181	191,084	-	-
Issuance of 6% Series C preferred stock, net of $5.1 million in offering expenses	-	-	-	-	150,000	144,926
Private issuance of 6% Series C preferred stock, net of $23 in offering expenses	-	-	-	-	46,181	46,158
Balance end of period	196,181	191,084	196,181	191,084	196,181	191,084

8.25% Series D Preferred Stock
Balance beginning of period	142,500	137,459	-	-	-	-
Issuance of 8.25% Series D preferred stock, net of $5.0 million in offering expenses	-	-	142,500	137,459	-	-
Balance end of period	142,500	137,459	142,500	137,459	-	-

Retained Earnings
Balance beginning of period		832,871		657,149		461,744
Net income		279,234		219,721		227,104
Impact from adoption of ASU 2016-13 (Credit Losses)		-		(3,648)		-
Impact from adoption of ASU 2016-02 (Leases)		-		(110)		-
Dividends on 8% preferred stock, $80.00 per share, annually		-		-		(833)
Final dividend for redemption of 8% preferred stock, $3.33 per share		-		-		(139)
Dividends on 7% Series A preferred stock, $1.75 per share, annually		(3,643)		(3,643)		(3,643)
Dividends on 6% Series B preferred stock, $60.00 per share, annually		(7,500)		(7,500)		(7,500)
Dividends on 6% Series C preferred stock, $60.00 per share, annually		(11,771)		(11,772)		(8,758)
Dividends on 8.25% Series D preferred stock, $82.50 per share, annually		(11,756)		(3,068)		-
Dividends on common stock, $0.32 per share, annually in 2023, $0.28 per share, annually in 2022 and $0.24 per share, annually in 2021		(13,836)		(12,084)		(10,362)
Deconsolidation of entities		-		-		(419)
Redemption of 8% preferred stock		-		-		(45)
Repurchase of common stock		-		(2,174)		-
Balance end of period		1,063,599		832,871		657,149

Accumulated Other Comprehensive Income (Loss)
Balance beginning of period		(10,521)		(1,454)		374
Other comprehensive income (loss)		8,033		(9,067)		(1,828)
Balance end of period		(2,488)		(10,521)		(1,454)

Total shareholders' equity		$1,701,084		$1,459,739		$1,155,409

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Cash Flows

Years Ended December 31, 2023, 2022 and 2021

(In thousands)

	Year Ended
	December 31,
	2023	2022	2021
Operating activities:
Net income	$279,234	$219,721	$227,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,852	2,485	2,191
Provision for credit losses	40,231	17,295	5,012
Deferred income tax, net	(2,442)	4,731	5,310
Gain on sale of securities	—	—	(191)
Gain on sale of loans	(48,183)	(64,150)	(111,185)
Proceeds from sales of loans	22,136,235	25,773,056	61,231,720
Loans and participations originated and purchased for sale	(22,713,037)	(25,342,944)	(61,182,161)
Purchases of low-income housing tax credits for sale	(67,683)	(39,699)	(9,605)
Proceeds from sale of low-income housing tax credits	9,334	13,604	7,009
Change in servicing rights for paydowns and fair value adjustments	3,059	(8,776)	4,296
Net change in:
Mortgage loans in process of securitization	43,595	415,045	(230,506)
Other assets and receivables	(85,181)	(37,264)	(6,616)
Other liabilities	41,516	20,778	3,823
Other	4,068	1,892	4,583
Net cash (used in) provided by operating activities	(356,402)	975,774	(49,216)
Investing activities:
Net change in securities purchased under agreements to resell	115	2,424	692
Purchases of securities available for sale	(1,291,874)	(51,197)	(221,191)
Purchases of securities held to maturity	(293,268)	(1,252,793)	—
Proceeds from the sale of securities available for sale	1,516	11,379	38,566
Proceeds from calls, maturities and paydowns of securities available for sale	489,602	13,988	138,013
Proceeds from calls, maturities and paydowns of securities held to maturity	208,129	133,715	—
Purchases of loans	(358,462)	(551,091)	(369,148)
Net change in loans receivable	(2,047,806)	(1,929,569)	(349,887)
Proceeds from loans held for sale previously classified as loans receivable	65,768	788,848	262,086
Purchase of FHLB stock	(9,448)	(10,326)	(3,932)
Proceeds from sale of FHLB stock	—	784	45,000
Purchases of premises and equipment	(7,528)	(6,761)	(3,645)
Purchases of servicing rights	—	(2,057)	—
Proceeds from sale of servicing rights	—	—	438
Purchase of limited partnership and LLC interests	(18,762)	(14,590)	(11,194)
Cash paid in deconsolidation of subsidiary	—	—	(464)
Other investing activities	1,937	4,395	404
Net cash used in investing activities	(3,260,081)	(2,862,851)	(474,262)
Financing activities:
Net change in deposits	3,990,115	1,088,732	1,572,442
Proceeds from borrowings	95,570,319	65,777,538	31,471,236
Repayment of borrowings	(95,700,385)	(65,885,100)	(31,787,578)
Proceeds from credit link note	153,546	—	—
Repayment of credit link note	(34,270)	—	—
Proceeds from notes payable	64,922	4,000	2,040
Payments on notes payable	(21,000)	—	—
Proceeds from issuance of preferred stock	—	137,459	191,084
Repurchase of preferred stock	—	—	(41,625)
Repurchase of common stock	—	(3,935)	—
Dividends	(48,506)	(38,067)	(31,235)
Net cash provided by financing activities	3,974,741	1,080,627	1,376,364
Net Change in Cash and Cash Equivalents	358,258	(806,450)	852,886
Cash and Cash Equivalents, Beginning of Period	226,164	1,032,614	179,728
Cash and Cash Equivalents, End of Period	$584,422	$226,164	$1,032,614
Additional Cash Flows Information:
Interest paid	$609,689	$140,365	$33,900
Income taxes paid, net of refunds	67,388	66,508	78,758
ROU assets obtained in exchange for new operating lease liabilities	1,113	5,535	—
Transfer of loans from loans held for sale to loans receivable	377,460	—	16,771
Transfer of loans from loans receivable to loans held for sale	65,768	788,849	210,826
Payable for servicing rights	—	—	2,057
Payable for limited partnership interests	—	—	34,808
Deconsolidation of debt fund entities	—	—	See Note 1

See Notes to Consolidated Financial Statements

Merchants Bancorp

Notes to Consolidated Financial Statements

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The accompanying consolidated financial statements include the accounts of Merchants Bancorp, a registered bank holding company (the “Company”) and its wholly owned subsidiaries, Merchants Bank of Indiana (“Merchants Bank”), Farmers-Merchants Bank of Illinois (“FMBI”) (whose branches were sold to unaffiliated third parties and its remaining charter collapsed into Merchants Bank on January 26, 2024), and Merchants Asset Management, LLC (“MAM”). Merchants Bank’s primary operating subsidiaries include Merchants Capital Corp. (“MCC”), Merchants Capital Servicing, LLC (“MCS”), and Merchants Capital Investments, LLC (“MCI”). All direct and indirectly owned subsidiaries owned by Merchants Bancorp are collectively referred to as the “Company”.

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

Prior to the sale of its branches, and merger of its remaining charter into Merchants Bank, on January 26, 2024, FMBI operated under an Illinois state bank charter and provided full banking services. As a state bank and non-Federal Reserve member, it was subject to the regulation of the Illinois Department of Financial and Professional Regulation (“IDFPR”) and the FDIC. FMBI operated from four offices located in Joy, Paxton, Melvin, and Piper City, Illinois.

MCC is primarily engaged in mortgage banking, specializing in lending for multi-family rental properties and healthcare facilities. It is a Federal Housing Authority (“FHA”) approved mortgagee and a Government National Mortgage Association (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”) Affordable, and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issuer. It is also a fully integrated syndicator of low-income housing tax credit and debt funds.

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

On January 26, 2024, the transaction was completed after having met customary closing conditions, including regulatory approval.

In addition to the branches, Bank of Pontiac acquired approximately $164.8 million in deposits and $19.2 million in loans, and CBI Bank & Trust acquired approximately $65.1 million in deposits and $28.6 million in loans.

Total assets of approximately $50.8 million and $230.2 million of liabilities were sold. A net gain of $703,000 is expected from the transaction, which includes a $10.1 million deposit premium and the extinguishment of $7.8 million in goodwill and $0.5 million in intangibles. The gain on the transaction will be recognized during the three months ended March 31, 2024.

Merchants Bancorp

Notes to Consolidated Financial Statements

Principles of Consolidation

The consolidated financial statements as of and for the years ended December 31, 2023 and 2022 include results from the Company, and its wholly owned subsidiaries, Merchants Bank, FMBI and MAM. Also included are Merchants Bank’s primary operating subsidiaries, MCC, MCS and MCI, as well as all direct and indirectly owned subsidiaries owned by Merchants Bancorp.

During 2022, Merchants Foundation, Inc., a nonprofit corporation, was incorporated and its results are consolidated with the Company’s consolidated financial statements as of December 31, 2023 and 2022.

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

In May 2023, the Company acquired a variable interest in an investment for which it is the primary beneficiary of, and its results have been consolidated since the date of acquisition. Additionally, the Company has certain variable interest investments that it was deemed not to be a primary beneficiary of as of December 31, 2023. These VIEs are not consolidated and the equity or proportional method of accounting has been applied. The Company will analyze whether the primary beneficiary designation has changed through triggering events on a prospective basis. Changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment. See Note 12: Variable Interest Entities (VIEs) for additional information about VIEs.

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

Following the deconsolidation, the carrying value of assets and liabilities of these entities were removed from the consolidated balance sheet, and the continuing investments were recorded at fair value at the date of deconsolidation. The total amount deconsolidated from the balance sheet included net assets of approximately $10 million, consisting primarily of $66.6 million in loans receivable and $52.7 million in borrowings with Merchants Bank, that was previously eliminated in consolidation. The fair value of its continuing investments was approximately $10 million on the deconsolidation date and has been reported in Other Assets after deconsolidation. The estimated fair value was determined based on third-party evaluations of similar assets in the underlying business. The difference between the fair value of these deconsolidated entities and their carrying value was deemed to be immaterial, resulting in no gain or loss on deconsolidation. These continuing investments after deconsolidation are classified as variable interest entities, have not been consolidated, and are accounted for under the equity method of accounting. See Note 12: Variable Interest Entities (VIEs) for additional information about VIEs.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on loans and fair values of servicing rights and financial instruments.

Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of cash amounts due from depository institutions, interest-bearing deposits in other banks, money market accounts, and federal funds sold. For information on restricted cash see Note 2: Restriction on Cash and Due from Banks.

At December 31, 2023, the Company’s cash accounts exceeded federally insured limits by approximately $564.5 million. Included in this amount is approximately $510.2 million with the Federal Reserve and $5.8 million with the Federal Home Loan Bank of Indianapolis (“FHLBI”), and $156,000 with the Federal Home Loan Bank of Chicago (“FHLBC”).

At December 31, 2022, the Company’s cash accounts exceeded federally insured limits by approximately $208.4 million. Included in this amount is approximately $185.6 million with the Federal Reserve and $3.6 million with the FHLBI, and $150,000 with the FHLBC.

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

Investment Securities

Securities held to maturity are carried at amortized cost when the Company has the positive intent and ability to hold to maturity. Securities not classified as held to maturity or trading are classified as “available for sale” and recorded at fair value. If no fair value option is elected, unrealized gains and losses are excluded from earnings and reported in other comprehensive income. For securities available for sale utilizing the fair value option, the Company periodically evaluates the securities for changes in fair value and changes are recognized in current period income. The securities are held with the intent that the gains or losses will offset changes in the fair value of other financial instruments. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Regular assessments are performed on securities available for sale to confirm there are no perceived credit losses that would require an allowance for credit losses to be established in accordance with FASB Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”). Securities held to maturity generally require an allowance for lifetime expected credit losses when the security is purchased. Management considers several factors when making such estimates, including issuer bond ratings, historical loss rates for given bond ratings, the financial condition of the issuer, and whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, among others.

Merchants Bancorp

Notes to Consolidated Financial Statements

For securities available for sale with an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit-related is recognized in accumulated other comprehensive losses (“AOCL”), net of tax. Credit-related impairment is recognized as an ACL for securities available for sale on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Accrued interest receivable is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company expects, or is required, to sell an impaired available for sale security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest separately from the related loan balance in the consolidated balance sheets. Accrued interest on loans totaled $60.4 million and $35.0 million at December 31, 2023 and December 31, 2022, respectively.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

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

The Company offers repurchase agreements to fund mortgage loans held for sale from closing until sale to an investor. Under a warehousing arrangement the Company funds a mortgage loan as secured financing. The warehousing arrangement is secured by the underlying mortgages and a combination of deposits, personal guarantees and advance rates. The Company typically holds the collateral until it is sent under a bailee arrangement instructing the investor to send proceeds to the Company. Typical investors are large financial institutions or government agencies. Interest earned from the time of funding to the time of sale is recognized as interest income when accrued. Warehouse fees are accrued as noninterest income.

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

The ACL-Loans is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans considering relevant available information from internal and external sources, including historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance also incorporates reasonable and supportable forecasts. There have been no changes to the credit quality components used to assess risk during the year ended December 31, 2023. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The level of the ACL is believed to be adequate to absorb innate expected future losses in the loan portfolio as of the measurement date.

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

Loan Portfolio Segment	ACL-Loans Methodology

Mortgage warehouse repurchase agreements	Remaining Life Method
Residential real estate loans	Discounted Cash Flow
Multi-family financing	Discounted Cash Flow
Healthcare financing	Discounted Cash Flow
Commercial and commercial real estate	Discounted Cash Flow
Agricultural production and real estate	Remaining Life Method
Consumer and margin loans	Remaining Life Method

Merchants Bancorp

Notes to Consolidated Financial Statements

Loan characteristics used in determining the segmentation included the underlying collateral, type or purpose of the loan, and expected credit loss patterns. The initial estimate of expected credit losses for each segment is based on historical credit loss experience and management’s judgement. Given the Company’s modest historical credit loss experience, peer and industry data was incorporated into the measurement. Expected life of loan credit losses are quantified using discounted cash flows and remaining life methodologies.

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

ACL-Off-Balance Sheet Credit Exposures (“OBCEs”)

The allowance for credit losses on OBCEs is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. OBCEs primarily consist of amounts available under outstanding lines of credit and letters of credit. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur, and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management’s best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. The allowance for OBCEs is adjusted through the income statement as a component of provision for credit loss.

ACL-Guarantees

The allowance for credit losses on guarantees (“ACL-Guarantees”) is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a reimbursement and security agreement with Freddie Mac. This agreement was associated with the Company’s May 2022 securitization arrangement. The Company agreed to reimburse Freddie Mac for a first loss position in the underlying loan portfolio, not to exceed 12% of the unpaid principal amount of the loans comprising the securitization pool at settlement. An initial ACL – Guarantee of $1.2 million was established. For the period of exposure, the estimate of expected credit losses considers both the likelihood that losses will occur and the amount of losses over the estimated remaining life of the guarantee. The likelihood and expected losses are based on historical loan loss experience from peers, as well as from similar loans in our ACL-Loans, for each class of loans. The amount of the allowance represents management’s best estimate of expected credit losses over the contractual life of the commitment. The ACL - Guarantees is adjusted through the income statement as a component of provision for credit loss. Also see Note 5: Loans and Allowance for Credit Losses.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.

The estimated useful lives for premises and equipment are as follows:

Merchants Bancorp

Notes to Consolidated Financial Statements

Buildings	7 to 40	years
Leasehold improvements	2 to 11	years
Software and intangible assets	5 to 10	years
Furniture, fixtures, and equipment	3 to 15	years
Vehicles	5	years

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

Leases

The Company has operating leases for various locations with terms ranging from one to eleven years. Operating leases are included in Other Assets and Other Liabilities on the Consolidated Balance Sheets and lease expense for lease payments is recognized on a straight-line basis over the lease term. Right of Use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the term. An ROU asset represents the right to use the underlying asset for the lease term and also includes any direct costs and payments made prior to lease commencement and excludes lease incentives. When an implicit rate is not available, an incremental borrowing rate based on the information available at commencement date is used in determining the present value of the lease payments. The Company elected not to separate non-lease components from lease components for its operating leases. A lease term may include an option to extend or terminate the lease when it is reasonably certain the option will be exercised. Renewal and termination options are considered when determining short-term leases. Leases are accounted for at the individual level.

Federal Home Loan Bank Stock

Federal Home Loan Bank (FHLB) stock is a required investment for institutions that are members of a FHLB. The required investment in the common stock is based on a predetermined formula, carried at cost and evaluated for impairment.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are classified as other assets and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from other real estate.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Servicing fee income is recorded when fees are earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income. The change in the fair value of the mortgage-servicing rights is netted against loan servicing fee income.

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

Investment in Low-Income Housing Tax Credit Limited Partnerships or Limited Liability Companies (“LLC”)

The Company has elected to account for its investment in affordable housing tax credit limited partnerships or LLCs using the proportional amortization method described in FASB ASU 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Low-Income Housing Tax Credit Projects (A Consensus of the FASB Emerging Issues Task Force)”, which was updated in March 2023 and released as FASB ASU 2023-02. Under the proportional amortization method, an investor amortizes the initial cost of the investment to income tax expense in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The investment in the limited partnerships or LLCs are included in other assets in the consolidated balance sheets. During the years ended December 31, 2023, 2022, and 2021, the Company sold some of these assets to funds in which it is a general partner and in some cases holds a minority interest in the limited partnership or LLC.

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

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2020.

The Company recognizes interest and penalties, if any, as other noninterest expense.

Merchants Bancorp

Notes to Consolidated Financial Statements

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

The Company also earns other noninterest income through a variety of financial and transaction services provided to corporate and consumer clients such as deposit service charges, debit card network fees, safe deposit box rental fees, LIHTC syndication, and asset management fees. Revenue is recorded for noninterest income based on the contractual terms for the service or transaction performed.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Derivative Financial Instruments

The Company occasionally enters into derivative financial instruments as part of its interest rate risk management strategies. These derivative financial instruments consist primarily of interest rate locks, forward sale commitments, interest rate swaps, put options, and interest rate floor contracts. These derivative instruments are recorded on the Consolidated Balance Sheets, as either an asset or liability, at their fair value. Changes in fair value are recognized in noninterest income on the Consolidated Statements of Income. The Company also offers interest rate swaps to some customers through a third-party dealer. These derivatives generally work together as an economic interest rate hedge, but the Company does not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability are recorded as either a charge or credit to current earnings during the period in which the changes occurred, typically resulting in no net earnings impact.

Reclassifications

Certain reclassifications may have been made to the 2022 and 2021 financial statements to conform to the financial statement presentation as of and for the year ended December 31, 2023. These reclassifications had no effect on net income.

Note 2: Restriction on Cash and Due From Banks

On March 26, 2020, the Federal Reserve reduced all banks’ reserve requirements to 0%. The effective reserve requirement has remained at 0% as of December 31, 2023 and 2022.

Included in cash equivalents is an account restricted as collateral for the potential risk of loss on senior credit linked notes issued by the Company in March 2023. As of December 31, 2023, there was $36.4 million in restricted cash. Also see Note 14: Borrowings.

Note 3: Investment Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities available for sale and held to maturity were as follows:

	December 31, 2023
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost (1)	Gains	Losses	Value

	(In thousands)
Securities available for sale:
Treasury notes	$129,261	$45	$338	$128,968
Federal agencies	250,731	—	2,976	247,755
Mortgage-backed - Government Agency ("Agency") (2)	14,465	5	3	14,467
Mortgage-backed - Non-Agency residential - fair value option	485,500	—	—	485,500
Mortgage-backed - Agency - fair value option	236,997	—	—	236,997
Total securities available for sale	$1,116,954	$50	$3,317	$1,113,687
Securities held to maturity:
Mortgage-backed - Non-Agency multi-family	$719,662	$—	$415	$719,247
Mortgage-backed - Non-Agency residential	472,539	973	418	473,094
Mortgage-backed - Agency	12,016	—	822	11,194
Total securities held to maturity	$1,204,217	$973	$1,655	$1,203,535

(1)	For fair value option securities, the amortized cost reflects the carrying value, which is also equal to the fair value.
(2)	Agency includes government sponsored agencies, such as Fannie Mae, Freddie Mac, and Ginne Mae.

Merchants Bancorp

Notes to Consolidated Financial Statements

	December 31, 2022
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available for sale:
Treasury notes	$37,234	$1	$955	$36,280
Federal agencies	284,986	—	13,096	271,890
Mortgage-backed - Agency	15,167	7	7	15,167
Total securities available for sale	$337,387	$8	$14,058	$323,337
Securities held to maturity:
Mortgage-backed - Non-Agency multi-family	$871,772	$12	$—	$871,784
Mortgage-backed - Non-Agency residential	247,306	—	124	247,182
Total securities held to maturity	$1,119,078	$12	$124	$1,118,966

At December 31, 2023 and 2022, agency mortgage-backed securities included in the tables above are primarily backed by multi-family and single-family loans.

During 2023 the Company acquired both agency and non-agency mortgage-backed available for sale securities that are being carried utilizing the fair value option. Changes in the fair value are recognized in other income as they occur. These fair value option securities are included in the table above at December 31, 2023.

Accrued interest on securities available for sale totaled $6.7 million at December 31, 2023 and $0.5 million at December 31, 2022, respectively, and is excluded from the estimate of credit losses.

Accrued interest on securities held to maturity totaled $5.8 million at December 31, 2023 and $4.3 million at December 31, 2022, respectively, and is excluded from the estimate of credit losses.

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2023
	Amortized	Fair
	Cost (1)	Value

Securities available for sale:	(In thousands)
Within one year	$308,474	$305,406
After one through five years	71,518	71,317
	379,992	376,723
Mortgage-backed - Agency	14,465	14,467
Mortgage-backed - Non-Agency residential - fair value option	485,500	485,500
Mortgage-backed - Agency - fair value option	236,997	236,997
	$1,116,954	$1,113,687
Securities held to maturity:
Mortgage-backed - Non-Agency multi-family	$719,662	$719,247
Mortgage-backed - Non-Agency residential	472,539	473,094
Mortgage-backed - Agency	12,016	11,194
	$1,204,217	$1,203,535

(1)	For fair value option securities, the amortized cost reflects the carrying value, which is also equal to the fair value.

Merchants Bancorp

Notes to Consolidated Financial Statements

During the year ended December 31, 2023, proceeds from sales of securities available for sale were $1.5 million, and the net gain was inconsequential. During the year ended December 31, 2022, one of the mortgage-backed – non-agency multi-family securities available for sale was sold for $11.4 million resulting in no gain or loss. During the year ended December 31, 2021, proceeds from sales of securities available for sale were $38.6 million, and a net gain of $191,000 was recognized, consisting of $191,000 in gains and $0 of losses.

The carrying value of securities pledged as collateral, to secure borrowings, public deposits and for other purposes, was $1.1 billion and $570.6 million at December 31, 2023 and 2022, respectively.

Certain investments in securities available for sale are reported in the consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at December 31, 2023 and 2022 was $263.4 million (28 positions) and $308.0 million (37 positions), respectively, which is approximately 24%, and 95%, respectively, of the Company’s available for sale investment portfolio.

Certain investments in securities held to maturity are reported in the consolidated financial statements at amortized cost. The amortized cost of these investments that were reported at less than their fair value at December 31, 2023 and 2022 totaled $777.7 million (8 positions) and $247.2 million (2 positions), respectively, which is approximately 65% and 22%, respectively, of the Company’s held to maturity investment portfolio.

The following tables show the Company’s gross unrealized losses and fair value of the Company’s investment securities with unrealized losses for which an ACL has not been recorded, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023 and 2022:

	December 31, 2023
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Securities available for sale:
Treasury notes	$3,052	$6	$32,080	$332	$35,132	$338
Federal agencies	60,541	189	167,213	2,787	227,754	2,976
Mortgage-backed - Agency	364	1	186	2	550	3
	$63,957	$196	$199,479	$3,121	$263,436	$3,317

	December 31, 2022
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Securities available for sale:
Treasury notes	$29,560	$762	$5,798	$193	$35,358	$955
Federal agencies	19,276	724	252,613	12,372	271,889	13,096
Mortgage-backed - Agency	709	7	—	—	709	7
	$49,545	$1,493	$258,411	$12,565	$307,956	$14,058

Allowance for Credit Losses

For available for sale securities with an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit related factors. Any impairment that is not credit-related is recognized in accumulated other comprehensive income (loss), net of tax. Credit-related impairment is recognized as an ACL for available for sale securities on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Accrued interest receivable is excluded from the estimate of credit losses. Both

Merchants Bancorp

Notes to Consolidated Financial Statements

the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company expects, or is required, to sell an impaired available for sale security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation.

In evaluating available for sale securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized losses on the Company’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. There were no credit related factors underlying unrealized losses on available for sale debt securities at December 31, 2023 and 2022.

Securities held to maturity are comprised of non-agency mortgage-backed securities secured by multi-family or single-family properties, and agency mortgage-backed securities secured by multi-family properties. The agency securities are Ginnie Mae mortgage-backed securities and backed by the full faith and credit of the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. The non-agency securities were purchased under securitization arrangements where a credit loss component was purchased by third party investors. These securities were evaluated for credit losses over and above the credit loss percentage sold under the arrangements, and the Company does not anticipate any such losses. Additional qualitative factors are evaluated, including the timeliness of principal and interest payments under the contractual terms of the securities. Accordingly, no allowance for credit losses has been recorded for the non-agency securities.

Note 4: Mortgage Loans in Process of Securitization

Mortgage loans in process of securitization are recorded at fair value with changes in fair value recorded in earnings. These include multi-family rental real estate loan originations to be sold as Ginnie Mae mortgage-backed securities and Fannie Mae and Freddie Mac participation certificates, all of which are pending settlement with firm investor commitments to purchase the securities, typically occurring within 30 days. The fair value increases recorded in earnings for mortgage loans in process of securitization totaled $0.8 million and $0.3 million at December 31, 2023 and 2022, respectively.

Merchants Bancorp

Notes to Consolidated Financial Statements

Note 5: Loans and Allowance for Credit Losses on Loans

Loan Portfolio Summary

Loans receivable at December 31, 2023 and 2022, include:

	December 31,	December 31,
	2023	2022

	(In thousands)

Mortgage warehouse repurchase agreements	$752,468	$464,785
Residential real estate(1)	1,324,305	1,178,401
Multi-family financing	4,006,160	3,135,535
Healthcare financing	2,356,689	1,604,341
Commercial and commercial real estate(2)(3)	1,643,081	978,661
Agricultural production and real estate	103,150	95,651
Consumer and margin loans	13,700	13,498
	10,199,553	7,470,872
Less:
ACL - Loans	71,752	44,014

Loans Receivable	$10,127,801	$7,426,858
(1)	Includes $1.2 billion and $1.1 billion of All-in-One first-lien home equity lines of credit at December 31, 2023 and 2022, respectively.
(2)	Includes $1.1 billion and $497.0 million of revolving lines of credit collateralized primarily by mortgage servicing rights as of December 31, 2023 and 2022, respectively.
(3)	Includes only $8.4 million and $12.8 million of non-owner occupied commercial real estate as of December 31, 2023 and 2022, respectively.

Risk characteristics applicable to each segment of the loan portfolio are described as follows.

Mortgage Warehouse Repurchase Agreements (MTG WHRA): Under its warehouse program, the Company provides warehouse financing arrangements to approved mortgage companies for the origination and sale of residential mortgage loans and to a lesser extent multi-family loans. Agency eligible, governmental and jumbo residential mortgage loans that are secured by mortgages placed on existing one-to-four family dwellings may be originated or purchased and placed on each mortgage warehouse facility.

As a secured repurchase agreement, collateral pledged to the Company secures each individual mortgage until the lender sells the loan in the secondary market. A traditional secured warehouse facility typically carries a base interest rate of the Federal Reserve’s Secured Overnight Financing Rate (“SOFR”), or mortgage note rate and a margin.

Risk is evident if there is a change in the fair value of mortgage loans originated by mortgage bankers in warehouse, the sale of which is the expected source of repayment under a warehouse facility. However, the warehouse customers are required to hedge the change in value of these loans to mitigate the risk, typically through forward sales contracts.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Multi-Family Financing (MF FIN): The Company engages in multi-family financing, including construction loans, specializing in originating and servicing loans for multi-family rental properties. In addition, the Company originates loans secured by an assignment of federal income tax credits by partnerships invested in multi-family real estate projects. Construction and land loans are generally based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment of these loans are dependent on the cash flow of the property, and may include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent agency-eligible financing is obtained. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economy in the Company’s market area. Repayment of these loans depends on the successful operation of a business or property and the borrower’s cash flows. Loans included in this segment typically carry a base rate of SOFR, that adjusts on a monthly basis, and a margin.

Healthcare Financing (HC FIN): The healthcare financing portfolio includes customized loan products for independent living, assisted living, memory care and skilled nursing projects. A variety of loan products are available to accommodate rehabilitation, acquisition, and refinancing of healthcare properties. Credit risk in these loans are primarily driven by local demographics and the expertise of the operators of the facilities. Repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent agency-eligible financing is obtained, as well as successful operation of a business or property and the borrower’s cash flows. Loans included in this segment typically carry a base rate of SOFR, that adjusts on a monthly basis, and a margin.

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

Agricultural Production and Real Estate Loans (AG & AGRE): Agricultural production loans are generally comprised of seasonal operating lines of credit to grain farmers to plant and harvest corn and soybeans and term loans to fund the purchase of equipment. The Company also offers long term financing to purchase agricultural real estate. Specific underwriting standards have been established for agricultural-related loans including the establishment of projections for each operating year based on industry-developed estimates of farm input costs and expected commodity yields and prices. Operating lines are typically written for one year and secured by the crop and other farm assets as considered necessary. The Company is approved to sell agricultural loans in the secondary market through the Federal Agricultural Mortgage Corporation and uses this relationship to manage interest rate risk within the portfolio. Agricultural real estate loans included in this segment are typically structured with a one-year adjustable rate mortgage (“ARM”), 3-year ARM or 5-year ARM CMT and a margin. Agriculture production, livestock, and equipment loans are structured with variable rates that are indexed to prime or fixed for terms not exceeding 5 years.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

The following table presents, by loan portfolio segment, the activity in the ACL-Loans for the year ended December 31, 2023 and 2022:

	At or For the Year Ended December 31, 2023
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL - Loans
Balance, beginning of period	$1,249	$7,029	$16,781	$9,882	$8,326	$565	$182	$44,014
Provision for credit losses	821	328	18,493	12,572	5,232	54	(12)	37,488
Loans charged to the allowance	—	(34)	(8,400)	—	(1,356)	—	(1)	(9,791)
Recoveries of loans previously charged off	—	—	—	—	41	—	—	41
Balance, end of period	$2,070	$7,323	$26,874	$22,454	$12,243	$619	$169	$71,752

The Company recorded a total provision for credit losses of $40.2 million for the year ended December 31, 2023. The $40.2 million provision for credit losses consisted of $37.5 million for the ACL-Loans as shown above and $2.7 million for the ACL-OBCEs.

	At or For the Year Ended December 31, 2022
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL - Loans
Balance, beginning of period	$1,955	$4,170	$14,084	$4,461	$5,879	$657	$138	$31,344
Impact of adopting CECL	41	275	520	139	(1,277)	(18)	21	(299)
Provision for credit losses	(747)	2,588	2,177	5,282	4,216	(74)	31	13,473
Loans charged to the allowance	—	(4)	—	—	(1,238)	—	(15)	(1,257)
Recoveries of loans previously charged off	—	—	—	—	746	—	7	753
Balance, end of period	$1,249	$7,029	$16,781	$9,882	$8,326	$565	$182	$44,014

The Company recorded a total provision for credit losses of $17.3 million for the year ended December 31, 2022. The $17.3 million provision for credit losses consisted of $13.5 million for the ACL-Loans as shown above, $2.6 million for the ACL-OBCEs, and $1.2 million for the ACL-Guarantees, contingent reserve related to the Freddie Mac-sponsored Q-series securitization transaction.

Prior to the adoption of CECL, the Company maintained an allowance for loan losses in accordance with the incurred loss model as disclosed in the Company’s 2021 Annual Report on Form 10-K.

The following tables presents the allowance for loan losses as of December 31, 2021:

	For the Year Ended December 31, 2021
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
Allowance for loan losses
Balance, beginning of year	$4,018	$3,334	$12,140	$2,591	$4,641	$636	$140	$27,500
Provision (credit) for loan losses	(2,063)	838	1,944	1,870	2,422	21	(20)	5,012
Loans charged to the allowance	—	(2)	—	—	(1,184)	—	(6)	(1,192)
Recoveries of loans previously charged off	—	—	—	—	—	—	24	24
Balance, end of year	$1,955	$4,170	$14,084	$4,461	$5,879	$657	$138	$31,344

Merchants Bancorp

Notes to Consolidated Financial Statements

The below tables present the amortized cost basis and ACL-Loans allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses as of December 31, 2023 and 2022:

	December 31, 2023
	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL-Loans Allocation

	(In thousands)
RES RE	$1,557	$—	$3	$1,560	$21
MF FIN	46,575	—	—	46,575	521
HC FIN	73,909	—	—	73,909	6,289
CML & CRE	146	3,603	2,684	6,433	1,132
AG & AGRE	147	—	—	147	1
CON & MAR	—	—	3	3	—
Total collateral dependent loans	$122,334	$3,603	$2,690	$128,627	$7,964

There were no significant changes in the types of collateral securing the Company’s collateral dependent loans compared to December 31, 2022.

	December 31, 2022
	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL-Loans Allocation

	(In thousands)
RES RE	$237	$—	$9	$246	$31
MF FIN	36,760	—	—	36,760	173
HC FIN	21,783	—	—	21,783	134
CML & CRE	—	4,917	966	5,883	842
AG & AGRE	147	—	—	147	1
CON & MAR	—	—	6	6	—
Total collateral dependent loans	$58,927	$4,917	$981	$64,825	$1,181

Internal Risk Categories

The Company evaluates the loan risk grading system definitions and ACL-Loans methodology on an ongoing basis. As of December 31, 2023, the Company created a newly defined special mention risk rating category to be consistent with industry practices. Loans with a Watch classification are now included in the Pass risk rating category as of December 31, 2023. This updated policy was approved by the Company’s Asset-Liability Committee (“ALCO”), to be effective as of December 31, 2023 on a prospective basis.

In adherence with policy, the Company uses the following internal risk grading categories and definitions for loans as of December 31, 2023:

Pass - Loans that are considered to be of acceptable credit quality, and not classified as Special Mention, Substandard or Doubtful. Also included are loans classified as watch loans, which represent loans that remain sound and collectible but contain elevated risk that requires management’s attention.

Special Mention – Loans classified as special mention have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention loans are not adversely classified and do not warrant adverse classification. Loans with questions or concerns regarding collateral, adverse market conditions impacting future performance, and declining financial trends would be considered for special mention.

Substandard - Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. When a loan in the form of a line of credit is downgraded to substandard, future draws under the line of credit require the approval of an officer of Senior Credit Officer or above.

Merchants Bancorp

Notes to Consolidated Financial Statements

Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Merchants Bancorp

Notes to Consolidated Financial Statements

The following table presents the credit risk profile of the Company’s loan portfolio based on internal risk rating categories as of December 31, 2023:

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	TOTAL

	(In thousands)
MTG WHRA
Pass	$—	$—	$—	$—	$—	$—	$752,468	$752,468
Total	$—	$—	$—	$—	$—	$—	$752,468	$752,468
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
RES RE
Pass	31,011	10,086	6,573	22,725	3,298	9,340	1,239,161	1,322,194
Special Mention	—	—	—	—	59	492	—	551
Substandard	—	—	—	—	—	288	1,272	1,560
Total	$31,011	$10,086	$6,573	$22,725	$3,357	$10,120	$1,240,433	$1,324,305
Charge-offs	$—	$—	$—	$—	$—	$21	$13	$34
MF FIN
Pass	1,094,698	762,448	208,343	77,340	29,764	8,455	1,646,445	3,827,493
Special Mention	94,973	3,189	8,400	—	—	1,477	24,052	132,091
Substandard	11,682	28,360	6,534	—	—	—	—	46,576
Total	$1,201,353	$793,997	$223,277	$77,340	$29,764	$9,932	$1,670,497	$4,006,160
Charge-offs	$—	$8,400	$—	$—	$—	$—	$—	$8,400
HC FIN
Pass	752,591	996,273	110,197	—	14,563	—	351,110	2,224,734
Special Mention	35,869	9,520	—	—	—	—	12,658	58,047
Substandard	25,600	10,625	28,783	—	—	—	8,900	73,908
Total	$814,060	$1,016,418	$138,980	$—	$14,563	$—	$372,668	$2,356,689
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
CML & CRE
Pass	51,110	119,386	77,316	21,154	21,088	17,066	1,328,980	1,636,100
Special Mention	—	—	292	172	—	84	—	548
Substandard	—	70	1,701	878	62	—	3,672	6,383
Doubtful	—	—	—	—	—	50	—	50
Total	$51,110	$119,456	$79,309	$22,204	$21,150	$17,200	$1,332,652	$1,643,081
Charge-offs	$—	$496	$274	$586	$—	$—	$—	$1,356
AG & AGRE
Pass	16,850	9,825	6,490	14,267	5,237	16,606	33,728	103,003
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	147	—	147
Total	$16,850	$9,825	$6,490	$14,267	$5,237	$16,753	$33,728	$103,150
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
CON & MAR
Pass	748	4,329	247	115	27	4,339	3,862	13,667
Special Mention	—	—	—	15	15	—	—	30
Substandard	—	—	—	—	—	3	—	3
Total	$748	$4,329	$247	$130	$42	$4,342	$3,862	$13,700
Charge-offs	$—	$—	$—	$—	$—	$1	$—	$1

Total Pass	$1,947,008	$1,902,347	$409,166	$135,601	$73,977	$55,806	$5,355,754	$9,879,659
Total Special Mention	$130,842	$12,709	$8,692	$187	$74	$2,053	$36,710	$191,267
Total Substandard	$37,282	$39,055	$37,018	$878	$62	$438	$13,844	$128,577
Total Doubtful	$—	$—	$—	$—	$—	$50	$—	$50
Total Loans	$2,115,132	$1,954,111	$454,876	$136,666	$74,113	$58,347	$5,406,308	$10,199,553
Total Charge-offs	$—	$8,896	$274	$586	$—	$22	$13	$9,791

Merchants Bancorp

Notes to Consolidated Financial Statements

The Company did not have any material revolving loans converted to term loans at December 31, 2023.

Prior to the updated policy described above, the Company used the following internal risk grading categories and definitions for loans as of December 31, 2022:

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

Merchants Bancorp

Notes to Consolidated Financial Statements

The following table presents the credit risk profile of the Company’s loan portfolio based on internal risk rating categories as of December 31, 2022:

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	TOTAL

	(In thousands)
MTG WHRA
Pass	—	—	—	—	—	—	464,785	464,785
Total	$—	$—	$—	$—	$—	$—	$464,785	$464,785
RES RE
Pass	13,344	8,192	24,708	3,498	1,722	11,166	1,114,705	1,177,335
Special Mention (Watch)	—	—	—	61	—	668	91	820
Substandard	—	—	—	—	74	172	—	246
Total	$13,344	$8,192	$24,708	$3,559	$1,796	$12,006	$1,114,796	$1,178,401
MF FIN
Pass	1,212,008	544,823	200,829	32,349	4,416	7,229	1,042,024	3,043,678
Special Mention (Watch)	32,919	—	8,000	—	—	—	14,178	55,097
Substandard	36,760	—	—	—	—	—	—	36,760
Total	$1,281,687	$544,823	$208,829	$32,349	$4,416	$7,229	$1,056,202	$3,135,535
HC FIN
Pass	987,676	301,103	78,792	13,770	—	—	123,888	1,505,229
Special Mention (Watch)	52,022	25,307	—	—	—	—	—	77,329
Substandard	—	21,783	—	—	—	—	—	21,783
Total	$1,039,698	$348,193	$78,792	$13,770	$—	$—	$123,888	$1,604,341
CML & CRE
Pass	123,757	86,282	23,803	24,730	12,335	8,765	690,114	969,786
Special Mention (Watch)	43	164	963	119	99	228	1,376	2,992
Substandard	—	2,017	591	72	—	666	2,537	5,883
Total	$123,800	$88,463	$25,357	$24,921	$12,434	$9,659	$694,027	$978,661
AG & AGRE
Pass	12,112	7,485	15,660	5,808	3,137	20,176	29,566	93,944
Special Mention (Watch)	14	55	462	421	163	389	56	1,560
Substandard	—	—	—	—	—	147	—	147
Total	$12,126	$7,540	$16,122	$6,229	$3,300	$20,712	$29,622	$95,651
CON & MAR
Pass	4,673	463	307	101	4,589	9	3,328	13,470
Special Mention (Watch)	—	—	20	—	—	2	—	22
Substandard	—	—	—	—	—	6	—	6
Total	$4,673	$463	$327	$101	$4,589	$17	$3,328	$13,498

Total Pass	$2,353,570	$948,348	$344,099	$80,256	$26,199	$47,345	$3,468,410	$7,268,227
Total Special Mention (Watch)	$84,998	$25,526	$9,445	$601	$262	$1,287	$15,701	$137,820
Total Substandard	$36,760	$23,800	$591	$72	$74	$991	$2,537	$64,825
Total Loans	$2,475,328	$997,674	$354,135	$80,929	$26,535	$49,623	$3,486,648	$7,470,872

Merchants Bancorp

Notes to Consolidated Financial Statements

Delinquent Loans

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2023 and 2022.

	December 31, 2023
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHRA	$—	$—	$—	$—	$752,468	$752,468
RES RE	4,557	—	2,379	6,936	1,317,369	1,324,305
MF FIN	38,218	11,055	39,609	88,882	3,917,278	4,006,160
HC FIN	—	47,275	35,999	83,274	2,273,415	2,356,689
CML & CRE	172	393	3,665	4,230	1,638,851	1,643,081
AG & AGRE	27	11	147	185	102,965	103,150
CON & MAR	1	3	18	22	13,678	13,700
	$42,975	$58,737	$81,817	$183,529	$10,016,024	$10,199,553

	December 31, 2022
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHRA	$—	$—	$—	$—	$464,785	$464,785
RES RE	4,053	152	272	4,477	1,173,924	1,178,401
MF FIN	—	—	—	—	3,135,535	3,135,535
HC FIN	—	—	21,783	21,783	1,582,558	1,604,341
CML & CRE	4,759	—	3,778	8,537	970,124	978,661
AG & AGRE	4,903	—	—	4,903	90,748	95,651
CON & MAR	6	24	22	52	13,446	13,498
	$13,721	$176	$25,855	$39,752	$7,431,120	$7,470,872

The above tables do not include one delinquent loan that was classified as held for sale at December 31, 2023, totaling $16.5 million.

Nonperforming Loans

Nonaccrual loans, including modified loans to borrowers experiencing financial difficulty that have not met the six-month minimum performance criterion, are reported as nonperforming loans. For all loan classes, it is the Company’s policy to have any modified loans which are on nonaccrual status prior to being modified remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is doubtful under the terms of the loan agreement. Most generally, this is at 90 or more days past due. The amount of interest income recognized on nonaccrual financial assets during the year ended December 31, 2023 was inconsequential.

Merchants Bancorp

Notes to Consolidated Financial Statements

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at December 31, 2023 and 2022.

	December 31,		December 31,
	2023		2022
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing

	(In thousands)
RES RE	$1,486	$894	$245	$96
MF FIN	39,608	—	—	—
HC FIN	28,783	7,216	21,783	—
CML & CRE	3,820	43	4,390	—
AG & AGRE	147	—	147	—
CON & MAR	3	15	6	16
	$73,847	$8,168	$26,571	$112

The Company did not have any nonperforming loans without an estimated ACL at December 31, 2023.

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

The following table presents the amortized cost basis of loans at December 31, 2023 that were both experiencing financial difficulty and modified during the year ended December 31, 2023, by class and by type of modification. There were no new loans modified for borrowers experiencing financial difficulty during the year ended December 31, 2023. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	December 31, 2023
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable

	(In thousands)

Commercial and commercial real estate	$—	$3,553	$—	$—	$—	$—	N/M	%
Total	$—	$3,553	$—	$—	$—	$—	N/M	%

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

Merchants Bancorp

Notes to Consolidated Financial Statements

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months:

	30 - 59 Days	60 - 89 Days	Greater Than	Total
	Past Due	Past Due	90 Days	Past Due

	(In thousands)

Commercial and commercial real estate	$—	$—	$3,553	$3,553
Total	$—	$—	$3,553	$3,553

Foreclosures

There were no residential loans in process of foreclosures as of December 31, 2023 and 2022.

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

Loans Purchased

The Company purchased $358.5 million and $551.1 million of loans during the years ended December 31, 2023 and 2022, respectively.

Merchants Bancorp

Notes to Consolidated Financial Statements

Note 6: Derivative Financial Instruments

The Company uses derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities.

Internal Interest Rate Risk Management

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

The Company entered into a contract containing put options and interest rate floors on securities it acquired from a warehouse customer. These provide protection and prevent losses in value of certain available for sale securities. All changes in the fair market value of these options and floors associated with these securities have been included in other noninterest income.

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

The following table presents the notional amount and fair value of interest rate locks, forward contracts, interest rate swaps, put options and interest rate floors utilized by the Company at December 31, 2023 and December 31, 2022. This table excludes the fair market value adjustment on loans associated with these derivatives.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

December 31, 2023	(In thousands)		(In thousands)
Interest rate lock commitments	$16,526	Other assets/liabilities	$140	$4
Forward contracts	25,500	Other assets/liabilities	4	391
Interest rate swaps	57,540	Other assets/liabilities	2,610	—
Put options	748,374	Other assets	25,877	—
Interest rate floors	748,374	Other assets	6,576	—
			$35,207	$395

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

December 31, 2022	(In thousands)		(In thousands)
Interest rate lock commitments	$8,759	Other assets/liabilities	$28	$23
Forward contracts	$13,096	Other assets/liabilities	46	52
Interest rate swaps	$57,574	Other assets/liabilities	3,030	—
			$3,104	$75

Merchants Bancorp

Notes to Consolidated Financial Statements

The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the consolidated statements of income for the years ended December 31, 2023, 2022, and 2021.

	Year Ended
	December 31,
	2023	2022	2021
	(In thousands)
Derivative gain (loss) included in gain on sale of loans:
Interest rate lock commitments	$130	$(218)	$(5,908)
Forward contracts (includes pair-off settlements)	201	5,277	5,956
Interest rate swaps	(420)	132	—
Net gain (loss)	(89)	5,191	48

Derivative gain (loss) included in other income:
Put options	5,629	—	—
Interest rate floors	6,575	—	—
Net gain (loss)	$12,204	$—	$—

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

The fair values of derivative assets and liabilities related to derivatives for customers with back-to-back interest rate swaps were recorded in the consolidated balance sheets as follows:

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)		(In thousands)
December 31, 2023	$607,169	Other assets/liabilities	$12,426	$12,426
December 31, 2022	$77,495	Other assets/liabilities	$3,041	$3,041

The gross gains and losses on these derivative assets and liabilities were recorded in other noninterest income and other noninterest expense in the consolidated statements of income as follows:

	Year Ended
	December 31,
	2023	2022	2021
	(In thousands)
Gross swap gains	$9,385	$1,910	$2,039
Gross swap losses	9,385	1,910	2,039
Net swap gains (losses)	$—	$—	$—

The Company pledged no collateral to secure its obligations under swap contracts at both December 31, 2023 and December 31, 2022.

Merchants Bancorp

Notes to Consolidated Financial Statements

Note 7: Loan Servicing

Mortgage and SBA loans serviced for others are not included in the accompanying consolidated balance sheets and include multi-family, single-family and SBA loans sold in the secondary market. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. Call protection is in place on certain multi-family loans to deter from prepayments on a 10-year sliding scale. The Company’s total servicing portfolio, primarily managed in the Multi-family Mortgage Banking segment, had an unpaid principal balance of $26.0 billion and $21.9 billion as of December 31, 2023 and 2022, respectively. Included in the December 31, 2023 and 2022 amounts, respectively, were unpaid principal balances of loans serviced for others of $15.3 billion and $13.1 billion, an unpaid principal balance of loans sub-serviced for others of $2.1 billion and $1.9 billion, and other servicing balances of $721.1 million and $663.1 million. The Company also manages $7.9 billion and $6.2 billion of loans for customers that have loans on the balance sheet at December 31, 2023 and 2022, respectively. The servicing portfolio is primarily Ginnie Mae, Fannie Mae, and Freddie Mac loans and is a significant source of our noninterest income and deposits.

The following summarizes the activity in servicing rights measured using the fair value method for the years ended December 31, 2023, 2022, and 2021:

	For the Year Ended
	December 31,
	2023	2022	2021

	(In thousands)
Balance, beginning of period	$146,248	$110,348	$82,604
Additions
Purchased servicing	513	—	2,057
Originated servicing	14,755	27,124	30,421
Subtractions
Paydowns	(7,621)	(10,985)	(16,691)
Sold servicing	—	—	(438)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	4,562	19,761	12,395
Balance, end of period	$158,457	$146,248	$110,348

Contractually specified servicing fees for retained, purchased and sub-serviced loans were $29.3 million, $21.4 million, and $20.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

In connection with certain loan servicing and sub-servicing agreements, the Company is to reconcile the payments received monthly on these loans, for principal and interest, taxes, insurance, and replacement reserves. The funds are required to be maintained in separate trust accounts and not commingled with the Company’s general operating funds. At December 31, 2023 and 2022, the Company held restricted escrow funds for these loans at the Bank or other financial institution, amounting to $1.3 billion and $777.7 million, respectively.

Note 8: Goodwill and Intangibles

Goodwill at December 31, 2023 remained unchanged compared to December 31, 2022. As of December 31, 2023, the Company’s market capitalization was above its book value, despite stock market volatility, rising interest rates and inflation concerns. Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets acquired. Goodwill is tested for impairment annually, or more frequently if events and circumstances exist that indicate a goodwill impairment test should be performed. Based upon management’s assessment and evaluation of

Merchants Bancorp

Notes to Consolidated Financial Statements

goodwill at year-end, the likelihood that an impairment of the current carrying amount of goodwill has occurred is considered remote.

	2023				2022				2021
	Multifamily	Banking	Warehouse	Total	Multifamily	Banking	Warehouse	Total	Multifamily	Banking	Warehouse	Total

	(In thousands)				(In thousands)				(In thousands)
Balance, beginning of period	$3,791	$8,353	$3,701	$15,845	$3,791	$8,353	$3,701	$15,845	$3,791	$8,353	$3,701	$15,845
Goodwill acquired during the period	—	—	—	—	—	—	—	—	—	—	—	—
Post-acquisition adjustments	—	—	—	—	—	—	—	—	—	—	—	—
Impairment losses	—	—	—	—	—	—	—	—	—	—	—	—
Balance, end of period	$3,791	$8,353	$3,701	$15,845	$3,791	$8,353	$3,701	$15,845	$3,791	$8,353	$3,701	$15,845

In conjunction with the acquisition of MCS on August 15, 2017, the Company recorded goodwill of $3.8 million in the Multi-family segment, after reflecting a purchase accounting adjustment of $412,000, related to contingent consideration for loans closed after the acquisition date, that increased goodwill during the year ended December 31, 2018. The Company also recorded intangible assets for licenses and trade names as summarized below. The licenses are being amortized over 84 months and trade names are being amortized over 120 months, both using the straight-line method. Amortization of these intangible assets was $218,000 for the years ended December 31, 2023, 2022, and 2021.

In conjunction with the acquisition of FMBI on January 2, 2018, the Company recorded goodwill of $988,000 in the Banking segment during the year ended December 31, 2018. The Company also recorded intangible assets for core deposits, as summarized below. The core deposit intangibles are being amortized over 10 years using the accelerated sum of the years digits method. Amortization for these intangible assets was $38,000, $53,000 and $64,000 for the years ended December 31, 2023, 2022, and 2021, respectively. The assets associated with this goodwill and intangible assets were sold in January 2024 and were extinguished as of the transaction date.

In conjunction with the acquisition of Farmers-Merchants National Bank of Paxton (“FMNBP”) on October 1, 2018, the Company recorded goodwill of $6.9 million in the Banking segment during the year ended December 31, 2018. A $333,000 purchase accounting adjustment, primarily related to the valuation of securities decreased goodwill during 2019. The Company also recorded intangible assets for core deposits, as summarized below. The core deposit intangibles are being amortized over 10 years using the accelerated sum of the years digits method. Amortization for these intangible assets was $188,000, $250,000 and $294,000 for the years ended December 31, 2023, 2022, and 2021, respectively. The assets associated with this goodwill and intangible assets were sold in January 2024 and were extinguished as of the transaction date.

In conjunction with the acquisition of the assets of NattyMac, LLC on December 31, 2018, the Company recorded goodwill of $3.7 million in the Warehouse segment, after reflecting a $1.6 million transfer to intangible assets and a $271,000 purchase accounting adjustment related to contingent consideration that increased goodwill during 2019. Intangible assets of $1.6 million, related to customer lists, were recorded and amortized over 21 months using the straight-line method. Accumulated amortization of these intangible assets was $1.6 million and are fully amortized as of December 31, 2023, 2022, and 2021.

	2023			2022			2021
	Gross			Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Total	Amount	Amortization	Total	Amount	Amortization	Total

	(In thousands)			(In thousands)			(In thousands)
Licenses	$1,370	$(1,247)	$123	$1,370	$(1,052)	$318	$1,370	$(856)	$514
Trade names	224	(143)	81	224	(120)	104	224	(98)	126
Customer list	—	—	—	—	—	—	—	—	—
Core deposit intangible	2,417	(1,879)	538	2,417	(1,653)	764	2,417	(1,350)	1,067
Total intangible Assets	$4,011	$(3,269)	$742	$4,011	$(2,825)	$1,186	$4,011	$(2,304)	$1,707

Merchants Bancorp

Notes to Consolidated Financial Statements

Estimated amortization expense for future years is as follows (in thousands):

Year ending December 31,
2024	$683
2025	23
2026	22
2027	14
2028	—
Thereafter	—
Total	$742

Note 9: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2023	2022

	(In thousands)
Land	$8,099	$3,696
Buildings	29,291	29,661
Building and remodeling in progress	2,489	—
Leasehold improvements	352	310
Furniture, fixtures, equipment and software	13,321	10,500
Total cost	53,552	44,167
Accumulated depreciation	(11,210)	(8,729)
Net premises and equipment	$42,342	$35,438

The Company entered into a contract on September 15, 2023 for the construction of a new office building to expand its existing headquarters, which is expected to cost approximately $27.6 million and be completed by June 2025.

Note 10: Leases

The Company has operating leases for various locations with terms ranging from one to eleven years. Some operating leases include options to extend. The extensions were included in the right-of-use asset if the likelihood of extension was fairly certain. The Company elected not to separate non-lease components from lease components for its operating leases.

The Company has operating lease right-of-use assets of $10.1 million and $11.0 million as of December 31, 2023 and 2022, respectively, and operating lease right-of-use liabilities of $11.3 million and $12.0 million as of December 31, 2023 and 2022, respectively.

Merchants Bancorp

Notes to Consolidated Financial Statements

Balance sheet, income statement and cash flow detail regarding operating leases follows:

	December 31, 2023	December 31, 2022

Balance Sheet	(In thousands)
Operating lease right-of-of use asset (in other assets)	$10,060	$10,969
Operating lease liability (in other liabilities)	11,251	11,992

Weighted average remaining lease term (years)	6.0	6.5
Weighted average discount rate	2.89%	2.65%

Maturities of lease liabilities:
One year or less	2,441	2,181
Year two	2,064	2,321
Year three	2,100	1,881
Year four	2,046	1,911
Year five	1,438	1,853
Thereafter	2,128	2,902
Total future minimum lease payments	12,217	13,049
Less: imputed interest	966	1,057
Total	$11,251	$11,992

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Income Statement	(In thousands)	(In thousands)
Components of lease expense:
Operating lease cost (in occupancy and equipment expense)	$2,438	$2,033

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Cash Flow Statement	(In thousands)	(In thousands)
Supplemental cash flow information:
Operating cash flows from operating leases	$2,129	$1,461

Note 11: Other Assets and Receivables

The following items are included in other assets and receivables in the consolidated balance sheets.

Investment in Low-Income Housing Tax Credit Limited Partnerships and LLCs

The Company invests in low-income housing tax credit limited partnerships and LLCs. At December 31, 2023 and 2022, the balance of the investments for low-income housing tax credit limited partnerships and LLCs was $131.4 million and $73.0 million, respectively. The Company became a minority investor in several limited partnerships or LLCs of syndicated funds during 2023, 2022, and 2021 in which it is obligated to make additional investments over the next several years. There was an obligation of $61.4 million and $36.8 million reflected in the investment balances at December 31, 2023 and 2022, respectively. During the years ended December 31, 2023, 2022, and 2021 the Company recorded amortization expense of $7.9 million, $2.1 million, and $ 2.0 million, respectively. Expected tax credits related to these investments were $8.4 million for the 2023 tax year, $2.1 million for the 2022 tax year, and $2.0 million for the 2021 tax year. The Company expects to receive additional tax credits and other benefits in 2024 and will continue to amortize these investments based on the proportional amortization method.

Merchants Bancorp

Notes to Consolidated Financial Statements

Joint Ventures

The Company has investments in various joint ventures totaling $52.2 million and $37.5 million at December 31, 2023 and 2022, respectively. These investments are primarily made of up of investments in debt funds totaling $33.2 million and $29.8 million at December 31, 2023 and 2022, respectively. The Company was a primary beneficiary in only one of its joint venture investments, which was acquired in 2023 for $11.0 million. Results from the remaining entities have not been consolidated in any year and are accounted for under the equity method of accounting. The Company is obligated to make additional investments over the next several years. There was an obligation of $4.0 million and $3.5 million reflected in the investment balance at December 31, 2023 and 2022, respectively. See Note 12: Variable Interest Entities (VIEs) for additional information about VIE’s.

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

The Company has invested in single-family, multi-family, and healthcare debt financing entities, as well as low-income housing syndicated funds that are deemed to be VIEs. The Company also has deemed as VIEs, a REMIC trust that was established in conjunction with the September 2022 multi-family loan sale and securitization transaction, as well as a second REMIC trust that was established in December 2023 with a related party in conjunction with a loan sale and securitization. Accordingly, the entities were assessed for potential consolidation under the VIE model that requires primary beneficiaries to consolidate the entity’s results. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the entity, and an interest that could be significant to the entity. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size and form of involvement with the entity are evaluated.

At December 31, 2023 the Company determined it was not the primary beneficiary for most of its VIEs, primarily because the Company did not have the obligation to absorb losses or the rights to receive benefits from the VIE that could potentially be significant to the VIE. Evaluation and assessment of VIEs for consolidation is performed on an ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment.

The Company’s maximum exposure to loss associated with its unconsolidated VIEs consists of the capital invested plus any unfunded equity commitments. These investments are recorded in other assets and other liabilities on our consolidated balance sheet.

The table below reflects the size of the VIEs as well as our maximum exposure to loss in connection with VIEs at December 31, 2023 and 2022. The totals in the table do not include bridge loans. Please see Note 20: Related Party Transactions for additional information. The Company also has bridge loans to unrelated parties totaling $141.0 million at December 31, 2023 associated with low-income housing tax credit investments, which represents the Company’s maximum exposure to loss.

Merchants Bancorp

Notes to Consolidated Financial Statements

	Total	Total	Maximum
Assets ($ in thousands)	Assets	Liabilities	Exposure to Loss

	(In thousands)
December 31, 2023
Low-income housing credit investments	$118,741	$35,099	$118,741
Debt funds	33,221	2,752	33,221
Total Unconsolidated VIEs	$151,962	$37,851	$151,962
December 31, 2022
Low-income housing credit investments	22,310	22,043	22,310
Debt funds	29,815	3,521	29,815
Total Unconsolidated VIEs	$52,125	$25,564	$52,125

In addition to the table above, the Company is also involved with a VIE in a REMIC trust that was established in September 2022 in conjunction with a loan sale and securitization. Although the trust is not recognized on the balance sheet, the maximum exposure to loss is the carrying value of the security acquired as part of the securitization transaction, which was $719.7 million and $871.8 million at December 31, 2023 and 2022, respectively.

The Company is also involved with a VIE in a REMIC trust that was established in December 2023 with a related party in conjunction with a loan sale and securitization. Although the trust is not recognized on the balance sheet, the maximum exposure to loss is the carrying value of the security acquired as part of the securitization transaction, which was $472.5 million at December 31, 2023.

Note 13: Deposits

Deposits were comprised of the following at and December 31, 2023 and 2022:

	December 31,
	2023	2022

	(In thousands)
Noninterest-bearing deposits
Demand deposits	$520,070	$326,875
Total noninterest-bearing deposits	520,070	326,875
Interest-bearing deposits
Demand deposits	$5,381,067	$3,720,363
Savings deposits	2,992,921	3,034,818
Certificates of deposit	5,167,402	2,989,289
Total interest-bearing deposits	13,541,390	9,744,470
Total deposits	$14,061,460	$10,071,345

Maturities for certificates of deposit are as follows:

December 31, 2023
(In thousands)
Due within one year	$5,022,745
Due in one year to two years	143,286
Due in two years to three years	942
Due in three years to four years	429
Due in four years to five years	—
Due in five years to six years	—
$5,167,402

Merchants Bancorp

Notes to Consolidated Financial Statements

Certificates of deposit of $250,000 or more totaled $411.2 million at December 31, 2023 and $186.4 million at December 31, 2022.

Brokered deposit amounts at December 31, 2023 and 2022, were as follows:

	December 31,
	2023	2022

	(In thousands)
Brokered certificates of deposit	$4,465,825	$2,681,198
Brokered savings deposits	589	81,532
Brokered deposit on demand accounts	1,504,230	13
	$5,970,644	$2,762,743

Note 14: Borrowings

Borrowings were comprised of the following at December 31, 2023 and 2022:

	December 31,
	2023	2022

	(In thousands)
Federal Reserve discount window borrowings	$—	$20,000
Short-term subordinated debt	64,922	21,000
FHLB advances	771,392	859,392
American Financial Exchange borrowing	—	30,000
Credit linked notes	119,879	—
Other borrowings	7,934	—
Total borrowings	$964,127	$930,392

Federal Reserve Discount Window Borrowings

Federal Reserve discount window borrowings are secured by the collateral value of commercial, agricultural, construction and 1-4 family residential real estate loans totaling $3.1 billion and $2.4 billion as of December 31, 2023 and 2022, respectively. This arrangement has a maximum borrowing limit of collateral pledged multiplied by an advance rate. Borrowing maturities can range from 24 hours to up to a term of 90 days. Life to date, all Company borrowings were for a 24-hour period. As of December 31, 2023 and 2022, the outstanding balance was $0 and $20.0 million, respectively.

Short-Term Subordinated Debt

The Company entered into a warehouse financing arrangement in April 24, 2018 and was revised in December 2023, whereby a customer agreed to invest up to $60.0 million in the Company’s subordinated debt. The subordinated debt balance as of December 31, 2023 and 2022 was $39.0 million and $21.0 million, respectively. As of December 31, 2023, interest on the debt is paid quarterly by the Company at a rate equal to SOFR, plus 300 basis points, plus additional interest equal to 50% of the earnings generated. There is also a guaranteed interest rate floor associated with these earnings. The agreement is automatically renewed annually on June 30th for one or more terms of two years each unless either party notifies the other party at least 180 days prior to its renewable date, of its desire not to continue the relationship. As of December 31, 2023, neither party had made a notification of its intent to cancel this arrangement.

Additionally, the Company entered into an additional warehouse financing agreement on April 14, 2023 and revised on July 20, 2023, whereby a customer agreed to invest up to $30 million in the Company’s subordinated debt. The subordinated debt balance as of December 31, 2023 and 2022 was $25.9 million and $0, respectively. As of December 31, 2023, interest on the debt is paid quarterly by the Company at a rate equal to SOFR, plus 300 basis points, plus additional interest equal to 50% of the earnings generated. The agreement is automatically renewed annually on June 30th for one or more terms of two years each unless either party notifies the other party at least 180 days prior to its

Merchants Bancorp

Notes to Consolidated Financial Statements

renewable date, of its desire not to continue the relationship. As of December 31, 2023, neither party had made a notification of its intent to cancel this arrangement.

FHLB Advances

FHLB advances are secured by the collateral value of mortgage loans totaling $3.4 billion and $2.8 billion at December 31, 2023 and 2022, respectively. In addition, securities available for sale, securities held to maturity, and securities purchased under agreements to resell with a carrying value of $971.3 million and $298.6 million were pledged as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the outstanding balances were $771.4 million and $859.4 million, respectively. At December 31, 2023 the FHLB advances had interest rates ranging from 2.18% to 5.52%, and ranged from 1.62% to 4.9% at December 31, 2022. These rates were subject to restrictions or penalties in the event of prepayment.

American Financial Exchange Borrowing

The Company joined the American Financial Exchange (“AFX”) in January of 2021. During the year ended December 31, 2023, the Company utilized unsecured overnight lending arrangements to borrow from other AFX members through extensions of credit. At December 31, 2023 and 2022, members of the AFX offered a combined borrowing limit of $390.0 million and $500.0 million, respectively, but availability fluctuates daily. As of December 31, 2023, the outstanding balance was $0. As of December 31, 2022, the outstanding balance was $30.0 million with a rate of 4.60%. Rates are set daily by participating members and may vary by lending member.

Credit Linked Notes

On March 30, 2023, the Company issued and sold $158.1 million senior credit linked notes, due May 26, 2028. The net proceeds of the offering were approximately $153.5 million. The repayment of principal on the notes is linked to an approximately $1.1 billion reference pool of loans originated under the Bank’s healthcare commercial real estate lending program, but the notes are not secured by the loans. The notes provide periodic payments of interest in addition to payment of principal over the life of the note and these values are tied to the performance of the loans. Therefore, the notes effectively transfer credit risk in excess of the first 1% of losses on the reference pool of loans. The reduction in risk weighted assets provides additional balance sheet capacity and benefits capital ratios for additional growth in the existing loan pipeline. The Company maintains the ACL associated with the loans in the reference pool on the Company’s balance sheet.

The notes accrue interest at a rate equal to SOFR plus 15.50% and interest pays monthly. As of December 31, 2023, the effective interest rate was 20.9% and the balance, net of debt discount, of the notes was $119.9 million.

The notes are secured by a restricted collateral account which the Company is required to maintain with a third-party financial institution. The collateral account maintains an amount equal to at least the aggregate unpaid principal of the notes. As of December 31, 2023, the account included $36.4 million of restricted cash and $89.0 million in short-term Treasury securities. These are reported as cash equivalents and securities available for sale in the consolidated balance sheets.

Other Borrowings

On May 4, 2023, the Company entered into a debt agreement that ultimately funded from a Sponsor Improvement Contribution as part of a low-income tax credit syndication transaction. The debt balance as of December 31, 2023 and 2022 was $7.9 million and $0, respectively. As of December 31, 2023, interest on the debt is paid by the Company at a rate equal to 1%. The agreement has a maturity date of December 31, 2047.

Merchants Bancorp

Notes to Consolidated Financial Statements

Maturities of borrowings were as follows at December 31, 2023:

	Short-Term	FHLB	Credit Linked	Other	Borrowings
	Subordinated Debt	Advances	Notes	Borrowings	Total

Due within one year	$—	$754,284	$—	$—	$754,284
Due in one year to two years	64,922	15,759	—	—	80,681
Due in two years to three years	—	260	—	—	260
Due in three years to four years	—	150	—	—	150
Due in four years to five years	—	59	119,879	—	119,938
Thereafter	—	880	—	7,934	8,814
	$64,922	$771,392	$119,879	$7,934	$964,127

At December 31, 2023, the Company had excess borrowing capacity of approximately $6.0 billion with the FHLB and the Federal Reserve discount window, based on available collateral.

Note 15: Income Taxes

The provision for income taxes includes these components for the years ended December 31, 2023, 2022, and 2021:

	Year Ended
	December 31,
	2023	2022	2021

	(In thousands)
Income tax expense
Current tax payable
Federal	$72,537	$51,306	$55,936
State	(1,422)	15,384	16,580
Deferred tax payable
Federal	(503)	4,237	4,055
State	(1,939)	494	1,255
Income tax expense	$68,673	$71,421	$77,826
Effective tax rate	19.7%	24.5%	25.5%

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the years ended December 31, 2023, 2022, and 2021, is shown below:

	Year Ended
	December 31,
	2023	2022	2021

	(In thousands)
Computed at the statutory rate -21%	$73,061	$61,140	$64,035
Increase/(decrease) resulting from
State income taxes	(2,655)	12,544	14,090
Tax Credits net of related amortization	(467)	57	8
Other	(1,266)	(2,320)	(307)
Actual tax expense	$68,673	$71,421	$77,826

Merchants Bancorp

Notes to Consolidated Financial Statements

The tax effects of temporary differences related to deferred taxes shown on the balance sheet were:

	December 31,
	2023	2022

	(In thousands)
Deferred tax assets
Allowance for credit losses on loans	$20,572	$13,983
Unrealized loss on securities available for sale	779	3,530
Fair value adjustments on acquisitions	—	51
Other	4,727	3,945
Total assets	26,078	21,509
Deferred tax liabilities
Depreciation	(2,779)	(2,809)
Intangible assets	(385)	(338)
Servicing rights	(37,290)	(36,043)
Limited partnership investments	(2,018)	(1,831)
State tax receivable	(1,711)	—
Derivative assets	(1,573)	—
Other	(245)	(101)
Total liabilities	(46,001)	(41,122)
Net deferred tax liability	$(19,923)	$(19,613)

Note 16: Regulatory Matters

The Company, Merchants Bank, and FMBI (prior to the January 26, 2024 sale of its branches and the merger of its remaining charter into Merchants Bank) are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by federal and state banking regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company, Merchants Bank, and FMBI must meet specific capital guidelines that involve quantitative measures of the Company’s, Merchants Bank’s, and FMBI’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s, Merchants Bank’s, and FMBI’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, and other factors. Furthermore, the Company’s, Merchants Bank’s, and FMBI’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company, Merchants Bank, and FMBI to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2023 and December 31, 2022, that the Company, Merchants Bank, and FMBI met all capital adequacy requirements.

As of December 31, 2023 and December 31, 2022, the most recent notifications from the Board of Governors of the Federal Reserve System (“Federal Reserve”) categorized the Company as well capitalized and most recent notifications from the Federal Deposit Insurance Corporation (“FDIC”) categorized Merchants Bank and FMBI as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s, Merchants Bank’s, or FMBI’s category.

Merchants Bancorp

Notes to Consolidated Financial Statements

The Company’s, Merchants Bank’s, and FMBI’s actual capital amounts and ratios are presented in the following tables.

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2023
Total capital(1) (to risk-weighted assets)
Company	$1,772,195	11.6%	$1,598,260	10.5%	$—	N/A %
Merchants Bank	1,724,505	11.5%	1,577,434	10.5%	1,502,318	10.0%
FMBI	40,613	21.1%	20,209	10.5%	19,247	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	1,686,202	11.1%	1,293,830	8.5%	—	N/A %
Merchants Bank	1,639,171	10.9%	1,276,970	8.5%	1,201,854	8.0%
FMBI	39,953	20.8%	16,360	8.5%	15,398	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,186,594	7.8%	1,065,507	7.0%	—	N/A %
Merchants Bank	1,639,171	10.9%	1,051,623	7.0%	976,507	6.5%
FMBI	39,953	20.8%	13,473	7.0%	12,511	6.5%
Tier I capital(1) (to average assets)
Company	1,686,202	10.1%	832,706	5.0%	—	N/A %
Merchants Bank	1,639,171	10.1%	815,191	5.0%	815,191	5.0%
FMBI	39,953	11.5%	17,391	5.0%	17,391	5.0%
(1)	As defined by regulatory agencies.

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2022
Total capital(1) (to risk-weighted assets)
Company	$1,507,968	12.2%	$992,883	10.5%	$—	N/A %
Merchants Bank	1,427,738	11.7%	975,853	10.5%	1,219,817	10.0%
FMBI	34,769	11.3%	24,703	10.5%	30,878	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	1,452,456	11.7%	744,662	8.5%	—	N/A %
Merchants Bank	1,372,941	11.3%	731,890	8.5%	975,853	8.0%
FMBI	34,054	11.0%	18,527	8.5%	24,703	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	952,848	7.7%	558,497	7.0%	—	N/A %
Merchants Bank	1,372,941	11.3%	548,917	7.0%	792,881	6.5%
FMBI	34,054	11.0%	13,895	7.0%	20,071	6.5%
Tier I capital(1) (to average assets)
Company	1,452,456	11.7%	497,604	5.0%	—	N/A %
Merchants Bank	1,372,941	11.3%	487,511	5.0%	609,389	5.0%
FMBI	34,054	10.7%	12,702	5.0%	15,878	5.0%
(1)	As defined by regulatory agencies.

The Company’s principal source of funds for dividend payments to shareholders is dividends received from Merchants Bank and FMBI (prior to the January 26, 2024 sale of its branches and the merger of its remaining charter

Merchants Bancorp

Notes to Consolidated Financial Statements

into Merchants Bank). Banking statutes and regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under Indiana law, Merchants Bank may not pay a dividend if such dividend would be greater than retained net income (as defined) for the current year plus those for the previous two years, subject to the capital requirements described above. Under Illinois law, FMBI may not pay dividends in an amount greater than its current net profits after deducting losses and bad debts out of undivided profits provided that its surplus equals or exceeds its capital. At December 31, 2023, the amount available, without prior regulatory approval, for dividends which could be paid by Merchants Bank to the Company was $601.4 million.

Note 17: Earnings Per Share

Earnings per share were computed as follows for years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
	2023			2022			2021
		Weighted-	Per		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
	(In thousands)			(In thousands)			(In thousands)
Net income	$279,234			$219,721			$227,104
Dividends on preferred stock	(34,670)			(25,983)			(20,873)
Net income allocated to common shareholders	$244,564			$193,738			$206,231
Basic earnings per share		43,224,042	$5.66		43,164,477	$4.49		43,172,078	$4.78
Effect of dilutive securities—restricted stock awards		121,757			152,427			153,225
Diluted earnings per share		43,345,799	$5.64		43,316,904	$4.47		43,325,303	$4.76

Note 18: Common Stock

Repurchase of Common Stock:

The Company did not have any repurchases of common stock during the year ended December 31, 2023. During the year ended December 31, 2022, the Company repurchased 165,037 shares for $3.9 million at an average price of $23.85 per share of common stock. The following table presents our repurchase activity on a cash basis:

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Dollar value of shares repurchased	$—	$3,935,333
Shares repurchased(1)	—	165,037
Average price paid per share	$—	$23.85

(1)	On November 17, 2021, the Company announced an increase in authorization for its stock repurchase program, up to $75,000,000 of common stock, expiring December 31, 2023. On April 29, 2022, the Company entered into a Rule 10b5-1 plan (the “10b5-1 Plan”) with a broker for the repurchase of shares of its common stock commencing on May 3, 2022. The details of this repurchase plan were provided in the Form 8-K filed by the Company on May 24, 2022.

Merchants Bancorp

Notes to Consolidated Financial Statements

Note 19: Preferred Stock

Public Offerings of Preferred Stock:

Series A – On March 28, 2019, the Company issued 2,000,000 shares of 7.00% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, without par value, and with a liquidation preference of $25.00 per share (the “Series A Preferred Stock”). The aggregate gross offering proceeds for the shares issued by the Company was $50.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $1.7 million paid to third parties, the Company received total net proceeds of $48.3 million. On April 12, 2019, the Company issued an additional 81,800 shares of Series A Preferred Stock to the underwriters related to their exercise of an option to purchase additional shares under the associated underwriting agreement, resulting in an additional $2.0 million in net proceeds, after deducting $41,000 in underwriting discounts.

The Series A Preferred Stock have no voting rights with respect to matters that generally require the approval of our common shareholders. Dividends on the Series A Preferred Stock, to the extent declared by the Company’s board, are payable quarterly. The Company has received all necessary regulatory approvals to redeem the Series A Preferred Stock and on February 28, 2024 announced that it will redeem all outstanding shares of the Series A Preferred Stock on April 1, 2024 at a price equal to the liquidation preference of $25.00 per share. As of the redemption date the Series A Preferred Stock will not have any accrued but unpaid dividends. The Company will redeem the Series A Preferred Stock using cash on hand.

Series B – On August 19, 2019, the Company issued 5,000,000 depositary shares, each representing a 1/40th interest in a share of its 6.00% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, without par value (the “Series B Preferred Stock”), and with a liquidation preference of $1,000.00 per share (equivalent to $25.00 per depositary share). The aggregate gross offering proceeds for the shares issued by the Company was $125.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $4.2 million paid to third parties, the Company received total net proceeds of $120.8 million.

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

Series C – On March 23, 2021, the Company issued 6,000,000 depositary shares, each representing a 1/40th interest in a share of its 6.00% Fixed-to-Floating Rate Series C Non-Cumulative Perpetual Preferred Stock, without par value (the “Series C Preferred Stock”), and with a liquidation preference of $1,000.00 per share (equivalent to $25.00 per depositary share). The aggregate gross offering proceeds for the shares issued by the Company was $150.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $5.1 million paid to third parties, the Company received total net proceeds of $144.9 million.

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

Series D – On September 27, 2022, the Company issued 5,200,000 depositary shares, each representing a 1/40th interest in a share of its 8.25% Fixed Rate Reset Series D Non-Cumulative Perpetual Preferred Stock, without par value (the “Series D Preferred Stock”), and with a liquidation preference of $1,000.00 per share (equivalent to $25.00 per depositary share). The aggregate gross offering proceeds for the shares issued by the Company was $130.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $4.6 million paid to third parties, the Company received total net proceeds of $125.4 million. On September 30, 2022, the Company issued an additional 500,000 depositary shares of Series D Preferred Stock to the underwriters related to their exercise of an

Merchants Bancorp

Notes to Consolidated Financial Statements

option to purchase additional shares under the associated underwriting agreement, resulting in an additional $12.1 million in net proceeds, after deducting $0.4 million in underwriting discounts.

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

Legal Services

The Company retained a law firm of which a Board member of Merchants Bank is a partner. Services rendered are primarily related to documentation of current loan originations, and loan collections from Merchants Bank’s borrowers. Fees paid to the law firm, both directly and indirectly, totaled $9.4 million, $9.4 million, and $6.6 million for the years ended December 31, 2023, 2022 and 2021 respectively.

Speaking Engagements

The Company made payments to a Board member of Merchants Bank during 2023 for speaking engagements at corporate events. Fees paid to the Board member totaled $30,000 for the year ended December 31, 2023.

Corporate Travel

The Company made payments to a company that is owned by a Board member and executive of Merchants Bank. Payments were made for charter flights taken during 2023 as part of corporate travel expenses. Payments made to the company totaled $62,000 for the year ended December 31, 2023.

Investments

Investments in a Senior Housing and Healthcare Entity

The Company holds a 30% ownership in an LLC that provides funding to the senior housing and healthcare sectors that is accounted for using the equity method of accounting. Transactions with this entity are included in the chart below.

Merchants Bancorp

Notes to Consolidated Financial Statements

Investments in Low-Income Housing Tax Credit Syndications

In 2020 the Company launched a low-income housing tax credit syndication business through one of its subsidiaries and serves as a general partner, limited partner, or managing member. This business is generally funded through capital investments from external investors and in some cases by Merchants Bank, in the form of limited partnership or managing member interests, and bridge loans. Merchants Bank also serves as a warehouse to fund certain low-income housing tax credit projects until they are sold into the syndicated funds. Due to the short time between purchase and sale, no gains or losses were recognized on the sales during 2023, 2022 or 2021. Transactions with these entities are included in the chart below.

Investments in Debt Financing Entities

The Company has invested in single-family, multi-family, and healthcare debt financing entities (debt funds) through its subsidiaries. This business is funded through capital investments from external investors and by the Company, in the form of limited partnership interests. During 2020, one of the debt funds was wholly owned by the Company. During 2021, this debt fund was deconsolidated see Note 1: Nature of Operations and Summary of Significant Accounting Policies. The Company also serves as a warehouse to acquire certain loans until they are sold into the debt funds. Transactions with these entities are included in the chart below.

The table below provides a summary of the transactions with related entities for which the Company holds an ownership investment. Additional information regarding these investments is provided in Note 12: Variable Interest Entities.

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Investments in Senior Housing and Healthcare Entity
Origination fees received from borrowers referred by the LLC	$12,669	$24,830	$17,848
Fees paid to LLC for loans referred and originated	(9,866)	(17,145)	(14,512)
Servicing income received for loans referred by the LLC	561	417	69
Servicing income participation paid to LLC	(281)	(209)	(34)
Income from investment in LLC	1,612	4,129	1,369
Distributions received from LLC	993	3,795	405
Interest income paid to LLC for loans originated and referred by the LLC	(3,587)	(6,725)	(4,522)

Investments in LIHTC Syndications
Interest income, financing (1) and other fees received from syndicated funds	$16,592	$11,012	$8,030
Loans outstanding, net of participations sold, to syndicated funds	127,449	49,004	18,586

Investments in Debt Financing Entities
Income from investments, servicing, interest income, and management of debt funds	$29,992	$4,642	$1,139
Distributions received from debt funds	890	512	—
Loans outstanding, net of participations sold, to debt funds	108,055	35,732	20,700
Loans sold to debt funds	102,336	884,247	273,914
Gains (losses) recognized on loans sold to debt funds	(263)	—	—
Carrying value, at year-end, of held-to-maturity securities purchased from debt funds	472,539	248,366	—

(1)	Financing fees, net of costs to originate, are deferred and recognized in income over the life of the loan.

Merchants Bancorp

Notes to Consolidated Financial Statements

Note 21: Employee Benefits

The Company offers employees a 401(k) plan. Pursuant to the plan agreement, matching contributions equal to 100% of the employees’ elective deferrals which did not exceed 3% of the employees’ compensation were made. In 2022, the Company began providing contributions to employee 401(k) plans, regardless of their participation levels. Employees generally receive 3% of their salary, with some executives subject to certain limitations. Employer contributions to the plans were $1.9 million, $1.6 million, and $1.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The Company established an employee stock ownership plan (“ESOP”) effective as of January 1, 2020 to provide certain benefits for all employees who meet certain requirements. Expense recognized for the contribution to the ESOP totaled $1.0 million, $860,000 and $595,000 for the years ended December 31, 2023, 2022, and 2021, respectively. The Company contributed 33,293 shares, 20,709 shares, and 29,149 shares to the ESOP for the years ended December 31, 2023, 2022, and 2021, respectively.

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

The following chart provides equity-based incentive awards and Board of Directors fees paid in shares for the years ending December 31, 2023, 2022, and 2021.

	Year Ended December 31,
	2023	2022	2021

	($ in thousands)
Equity-based incentive awards to Company officers:
Shares issued	84,335	64,962	23,435
Expenses recognized	$2,671	$1,870	$1,198
Unvested shares awarded	256,192	280,974	374,598
Unrecognized compensation costs	$6,801	$5,817	$4,499

Equity-based retainer fees to non-executive Board of Directors:
Shares issued	12,173	12,443	6,870
Expenses recognized	$351	$325	$188

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2023 and 2022:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2023
Mortgage loans in process of securitization	$110,599	$—	$110,599	$—
Securities available for sale:
Treasury notes	128,968	128,968	—	—
Federal agencies	247,755	—	247,755	—
Mortgage-backed - Agency	14,467	—	14,467	—
Mortgage-backed - Non-agency residential - fair value option	485,500	—	—	485,500
Mortgage-backed - Agency - fair value option	236,997	—	236,997
Loans held for sale	86,663	—	86,663	—
Servicing rights	158,457	—	—	158,457
Derivative assets:
Interest rate lock commitments	140	—	—	140
Forward contracts	4	—	4	—
Interest rate swaps	2,610	—	2,610	—
Interest rate swaps (back-to-back)	12,426	—	12,426	—
Put options	25,877	—	7,223	18,654
Interest rate floors	6,576	—	—	6,576
Derivative liabilities:
Interest rate lock commitments	4	—	—	4
Forward contracts	391	—	391	—
Interest rate swaps (back-to-back)	12,426	—	12,426	—

December 31, 2022
Mortgage loans in process of securitization	$154,194	$—	$154,194	$—
Securities available for sale:
Treasury notes	36,280	36,280	—	—
Federal agencies	271,890	—	271,890	—
Mortgage-backed - Agency	15,167	—	15,167	—
Loans held for sale	82,192	—	82,192	—
Servicing rights	146,248	—	—	146,248
Derivative assets:
Interest rate lock commitments	28	—	—	28
Forward contracts	46	—	46	—
Interest rate swaps	3,030	—	3,030	—
Interest rate swaps (back-to-back)	3,041	—	3,041	—
Derivative liabilities:
Interest rate lock commitments	23	—	—	23
Forward contracts	52	—	52	—
Interest rate swaps (back-to-back)	3,041	—	3,041	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets

Merchants Bancorp

Notes to Consolidated Financial Statements

pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the years ended December 31, 2023 and 2022. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Mortgage Loans in Process of Securitization, Securities Available for Sale, and Securities with a Fair Value Option Election

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

Derivative Financial Instruments

Interest rate lock commitments - The Company estimates the fair value of interest rate lock commitments based on the value of the underlying mortgage loan, quoted mortgage-backed security prices, estimates of the fair value of the servicing rights, and an estimate of the probability that the mortgage loan will fund within the terms of the interest rate lock commitment, net of expenses. With respect to its interest rate lock commitments, management determined that a Level 3 classification was most appropriate based on the various significant unobservable inputs utilized in estimating the fair value of its interest rate lock commitments.

Forward sales commitments - The Company estimates the fair value of forward sales commitments based on market quotes of mortgage-backed security prices for securities similar to the ones used, which are considered Level 2.

Interest rate swaps – The Company estimates the fair value of interest rate swaps based on prices that are obtained from a third party that uses observable market inputs, thereby supporting a Level 2 classification.

Put options - The fair value of put options are linked to securities available for sale that are accounted for using the fair value option and are classified as either Level 2 or Level 3 on the hierarchy.  The put options are classified as Level 2 or Level 3 in the hierarchy, depending upon the magnitude of observable inputs in the valuation of the securities. These valuations are estimated by a third party.

Interest rate floors - The fair value of interest rate floors is linked to securities available for sale that are accounted for using the fair value option. The value of the interest rate floors is based on estimated discounted cash

Merchants Bancorp

Notes to Consolidated Financial Statements

flows that are based on inputs that are not readily observable and, thus, are classified as Level 3 on the hierarchy. These valuations are estimated a third party.

Changes in fair value of the Company’s derivative financial instruments are recognized through noninterest income and/or noninterest expenses on its consolidated statement of income.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Servicing rights
Balance, beginning of period	$146,248	$110,348	$82,604
Additions
Purchased servicing	513	—	2,057
Originated servicing	14,755	27,124	30,421
Subtractions
Paydowns	(7,621)	(10,985)	(16,691)
Sales of servicing	—	—	(438)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	4,562	19,761	12,395
Balance, end of period	$158,457	$146,248	$110,348

Available for sale securities - Mortgage-backed - Non-Agency residential - fair value option
Balance, beginning of period	$—	$—	$—
Purchased securities	483,906	—	—
Changes in fair value	1,594	—	—
Balance, end of period	$485,500	$—	$—

Derivative Assets - put options
Balance, beginning of period	$—	$—	$—
Purchases	20,248	—	—
Changes in fair value	(1,594)	—	—
Balance, end of period	$18,654	$—	$—

Derivative Assets - interest rate floors
Balance, beginning of period	$—	$—	$—
Purchases	6,576	—	—
Balance, end of period	$6,576	$—	$—

Derivative Assets - interest rate lock commitments
Balance, beginning of period	$28	$264	$6,131
Changes in fair value	112	(236)	(5,867)
Balance, end of period	$140	$28	$264

Derivative Liabilities - interest rate lock commitments
Balance, beginning of period	$23	$41	$—
Changes in fair value	(19)	(18)	41
Balance, end of period	$4	23	$41

Merchants Bancorp

Notes to Consolidated Financial Statements

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2023 and 2022:

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
December 31, 2023
Impaired loans (collateral-dependent)	$47,026	$—	$—	$47,026
December 31, 2022
Impaired loans (collateral-dependent)	$4,465	$—	$—	$4,465

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

		Valuation			Weighted
	Fair Value	Technique	Unobservable Inputs	Range	Average
	(In thousands)
At December 31, 2023:
Available for sale securities - Mortgage-backed - Non-Agency residential - fair value option	$485,500	Discounted cash flow	Market credit spread	2%	2%
Collateral dependent loans	$47,026	Market comparable properties	Marketability discount	0% - 100%	2%
Servicing rights - Multi-family	$122,218	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	0% - 50%	7%
Servicing rights - Single-family	$30,959	Discounted cash flow	Discount rate	10% - 11%	10%
			Constant prepayment rate	6% - 16%	7%
Servicing rights - SBA	$5,280	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	3% - 14%	9%
Derivative assets:
Interest rate lock commitments	$140	Discounted cash flow	Loan closing rates	45% - 99%	78%
Put options	$18,654	Intrinsic option value	Market credit spread	2%	2%
Interest rate floors	$6,576	Discounted cash flow	Discount rate	6%-7%	7%
Derivative liabilities - interest rate lock commitments	$4	Discounted cash flow	Loan closing rates	45% - 99%	78%

At December 31, 2022:
Collateral-dependent impaired loans	$4,465	Market comparable properties	Marketability discount	4% - 54%	5%
Servicing rights - Multi-family	$111,690	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	0% - 39%	8%
Servicing rights - Single-family	$29,926	Discounted cash flow	Discount rate	9% - 10%	9%
			Constant prepayment rate	7% - 10%	7%
Servicing rights - SBA	$4,632	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	3% - 12%	8%
Derivative assets - interest rate lock commitments	$28	Discounted cash flow	Loan closing rates	60% - 87%	77%
Derivative liabilities - interest rate lock commitments	$23	Discounted cash flow	Loan closing rates	60% - 87%	77%

Sensitivity of Significant Unobservable Inputs

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement, and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Securities Available for Sale with a Fair Value Option Election and Related Derivate Financial Instruments

The significant unobservable input used in the fair value measurement of certain securities available for sale and their related put options include market credit spreads that can be impacted by market conditions and drive a significant amount of a market participant’s valuation of the security and its related put option. The impact of changes to the unobservable inputs for the securities is mitigated by changes to the unobservable inputs for the put options, which are valued in opposite directions, so as to minimize the financial impact to the Company.

The significant unobservable input used in the fair value measurement of the interest rate floor derivative associated with certain securities available for sale include the discount rate that can have a significant impact on the value of the derivative. Another variable that affects the floor value is the forward interest curve, which is observable, but changes with market conditions as interest rates and future interest rate expectations change.

Merchants Bancorp

Notes to Consolidated Financial Statements

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

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2023 and 2022.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Assets	Value	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2023
Financial assets:
Cash and cash equivalents	$584,422	$584,422	$584,422	$—	$—
Securities purchased under agreements to resell	3,349	3,349	—	3,349	—
Securities held to maturity	1,204,217	1,203,535	—	484,288	719,247
FHLB stock	48,578	48,578	—	48,578	—
Loans held for sale	3,058,093	3,058,093	—	3,058,093	—
Loans receivable, net	10,127,801	10,088,468	—	—	10,088,468
Interest receivable	91,346	91,346	—	91,346	—
Financial liabilities:
Deposits	14,061,460	14,062,457	8,894,058	5,168,399	—
Short-term subordinated debt	64,922	64,922	—	64,922	—
FHLB advances	771,392	771,029	—	771,029	—
Other borrowing	7,934	7,934	—	7,934	—
Credit linked notes	119,879	119,878	—	119,878	—
Interest payable	43,423	43,423	—	43,423	—

December 31, 2022
Financial assets:
Cash and cash equivalents	$226,164	$226,164	$226,164	$—	$—
Securities purchased under agreements to resell	3,464	3,464	—	3,464	—
Securities held to maturity	1,119,078	1,118,966	—	247,182	871,784
FHLB stock	39,130	39,130	—	39,130	—
Loans held for sale	2,828,384	2,828,384	—	2,828,384	—
Loans receivable, net	7,426,858	7,431,731	—	—	7,431,731
Interest receivable	56,262	56,262	—	56,262	—
Financial liabilities:
Deposits	10,071,345	10,064,941	7,082,056	2,982,885	—
Short-term subordinated debt	21,000	21,000	—	21,000	—
FHLB advances	859,392	858,984	—	858,984	—
Other borrowing	50,000	50,000	—	50,000	—
Interest payable	23,384	23,384	—	23,384	—

Merchants Bancorp

Notes to Consolidated Financial Statements

Note 24: Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the provision and allowance for credit losses are reflected in the notes regarding loans and the allowance for credit losses on loans (Notes 1 and 5). Estimates related to servicing rights are reflected in the notes on servicing rights and loan servicing (Notes 1 and 7). Estimates related to fair values are reflected in the footnote regarding fair values (Note 23). Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments, credit risk, and contingencies (Note 25). Other significant estimates and concentrations not discussed in those footnotes include:

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

Liquidity

In order to withstand rapidly changing market dynamics, the Company’s business model minimizes concentration risk by having significant sources of liquidity. It emphasizes the origination and investment in floating rate loans that adjust when market interest rates change and thereby minimize the interest rate risk inherent in fixed rate loans that lose value when rates rise, as they did during 2022 and most of 2023. The Company also conservatively matches the duration of assets and liabilities. Its most liquid assets are in cash, short-term investments, including interest-bearing demand deposits, mortgage loans in process of securitization, loans held for sale, and warehouse repurchase agreements included in loans receivable. Taken together with its unused borrowing capacity of $6.0 billion, these totaled $10.6 billion, or 62% of its $17.0 billion total assets at December 31, 2023. As of December 31, 2023, approximately 93% of Merchants’ loan portfolio reprices within 30 days.

Major Customer

The Company had no major customers whose business represented more than 10% of revenues during the years ended December 31, 2023, 2022, or 2021.

Note 25: Commitments, Credit Risk, and Contingencies

Financial Instruments

Merchants offers certain financial instruments, including commitments with contracts that contain credit risk to the Company and others that are subject to certain performance criteria by the client and or cancellation by the Company. Such commitments were as follows at December 31, 2023 and 2022:

Merchants Bancorp

Notes to Consolidated Financial Statements

	December 31,
	2023	2022

	(In thousands)
Commitments subject to credit risk:
Commitments to extend credit	$3,693,099	$3,293,847
Standby letters of credit	129,655	108,312
Unfunded warehouse repurchase agreements	135,819	146,932
Total commitments subject to credit risk	$3,958,573	$3,549,091

Commitments subject to certain performance criteria and cancellation:
Outstanding commitments to originate loans	$692,582	$1,042,497
Unfunded construction draws	266,369	247,504
Unfunded warehouse repurchase agreements and other lines of credit	2,783,916	3,183,257
Total commitments subject to certain performance criteria and cancellation	$3,742,867	$4,473,258

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

Standby letters of credit. These instruments are irrevocable, conditional commitments issued by the Company or by another party on behalf of the Company, for a fee, to guarantee the performance of a customer to a third party and they generally have fixed expiration dates or other termination clauses. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers. The Company’s policy for obtaining collateral and/or guarantees and the nature thereof is generally the same as that involved extending commitments to its customers. The Company has not been required to fund nor has it incurred any losses on any standby letter of credit commitment during the years ended December 31, 2023, 2022, or 2021.

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

Unfunded warehouse repurchase agreements and other lines of credit. Through the Mortgage Warehousing segment, the Company has repurchase agreements with its non-depository financial institution customers engaged in mortgage lending. Funds drawn on the warehouse repurchase agreements are used by the borrowers to fund the loans they originate. The customers’ loans must meet certain credit and underwriting criteria before the Company will fund the draw requests on the repurchase agreements, and the draw requests can be denied by the Company. The majority of the warehouse repurchase agreements are unconditionally cancellable by the Company.

Merchants Bancorp

Notes to Consolidated Financial Statements

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

Risk-Sharing Arrangements

As a Fannie Mae multifamily lender, Merchants assumes a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that is sold to Fannie Mae. Under this loss sharing agreement, Merchants bears a risk of up to one-third of incurred losses resulting from borrower defaults. Accordingly, Merchants maintained a reserve liability for this risk-sharing obligation of $0.8 million at December 31, 2023 and $0.5 million at December 31, 2022. There have been no loans in default during the years ended December 31, 2023, 2022, or 2021.

Repurchase Obligations

Certain single-family loans sold to Fannie Mae or Freddie Mac may require the Company to repurchase loans if it is determined that the Company did not adhere to underwriting guidelines required by these government-sponsored entities. There was a reserve for potential obligations in other liabilities on the balance sheet for $1.0 million and $0.9 million at December 2023 and 2022, respectively.

Indemnification Agreements

As part of a Freddie Mac Q-Series Securitization transaction occurring in 2022, the Company established reserve liabilities in other liabilities on the balance sheet related to an indemnification agreement for potential loan losses. The Company established a reserve for contingent financial guarantees, which had a balance of $1.2 million for both December 31, 2023 and 2022. The Company also established a non-contingent stand-by reserve, which had a balance of $2.5 million for both December 31, 2023 and 2022. See Note 5: Loans and Allowance for Credit Losses on Loans for additional information on this transaction.

Unconditional Investment Obligations

The Company is contractually obligated to provide additional capital funding to certain investments in low-income housing tax credit limited partnerships and LLCs. There was an unfunded liability for these investments of $61.4 million and $36.8 million at December 31, 2023 and 2022, respectively. Additionally, the Company had an unfunded liability to invest in debt fund joint ventures for $4.0 million and $5.2 million at December 31, 2023 and 2022, respectively. Both liability accounts are recorded in other liabilities on balance sheet. See Note 11: Other Assets and Receivables for additional information on these investments and joint ventures.

Other

The Company and its subsidiaries can be parties to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the Company’s consolidated financial position or results of operations.

Note 26: Segment Information

Our Company’s business segments are defined as Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. The reportable business segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company. The Multi-family Mortgage Banking segment originates and services government sponsored mortgages for multi-family and healthcare facilities. It is also a fully integrated syndicator of low-income housing tax credit and debt funds. The Mortgage Warehousing segment funds agency eligible residential loans from the date of origination or purchase, until the date of sale in the secondary market, as well as commercial loans to non-

Merchants Bancorp

Notes to Consolidated Financial Statements

depository financial institutions. The Banking segment provides a wide range of financial products and services to consumers and businesses, including retail banking, commercial lending, agricultural lending, retail and correspondent residential mortgage banking, and Small Business Administration (“SBA”) lending. The Other segment includes general and administrative expenses that provide services to all segments; internal funds transfer pricing offsets resulting from allocations to/from the other segments, certain elimination entries and investments in qualified affordable housing limited partnerships or LLCs and certain debt funds. All operations are domestic.

The tables below present selected business segment financial information for the years ended December 31, 2023, 2022, and 2021.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Year Ended December 31, 2023
Interest income	$5,718	$276,366	$789,399	$6,315	$1,077,798
Interest expense	52	184,486	451,952	(6,763)	629,727
Net interest income	5,666	91,880	337,447	13,078	448,071
Provision for credit losses	—	2,782	37,449	—	40,231
Net interest income after provision for credit losses	5,666	89,098	299,998	13,078	407,840
Noninterest income	123,980	14,315	(12,527)	(11,100)	114,668
Noninterest expense	83,862	14,003	42,811	33,925	174,601
Income (loss) before income taxes	45,784	89,410	244,660	(31,947)	347,907
Income taxes	9,311	15,885	50,262	(6,785)	68,673
Net income (loss)	$36,473	$73,525	$194,398	$(25,162)	$279,234
Total assets	$411,097	$4,522,175	$11,760,943	$258,301	$16,952,516

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Year Ended December 31, 2022
Interest income	$2,239	$115,870	$354,482	$8,242	$480,833
Interest expense	—	48,079	117,284	(3,081)	162,282
Net interest income	2,239	67,791	237,198	11,323	318,551
Provision for credit losses	1,153	37	16,105	—	17,295
Net interest income after provision for credit losses	1,086	67,754	221,093	11,323	301,256
Noninterest income	155,883	5,400	(26,177)	(9,170)	125,936
Noninterest expense	82,213	10,420	18,303	25,114	136,050
Income (loss) before income taxes	74,756	62,734	176,613	(22,961)	291,142
Income taxes	20,114	14,130	42,392	(5,215)	71,421
Net income (loss)	$54,642	$48,604	$134,221	$(17,746)	$219,721
Total assets	$351,274	$2,519,810	$9,587,544	$156,599	$12,615,227

Merchants Bancorp

Notes to Consolidated Financial Statements

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Year Ended December 31, 2021
Interest income	$957	$134,120	$171,465	$5,344	$311,886
Interest expense	—	8,930	28,076	(3,114)	33,892
Net interest income	957	125,190	143,389	8,458	277,994
Provision for credit losses	—	(1,022)	6,034	—	5,012
Net interest income after provision for credit losses	957	126,212	137,355	8,458	272,982
Noninterest income	141,605	12,399	7,755	(4,426)	157,333
Noninterest expense	71,486	11,949	24,137	17,813	125,385
Income (loss) before income taxes	71,076	126,662	120,973	(13,781)	304,930
Income taxes	19,572	31,503	30,115	(3,364)	77,826
Net income (loss)	$51,504	$95,159	$90,858	$(10,417)	$227,104
Total assets	$296,129	$3,977,537	$6,929,565	$75,407	$11,278,638

Note 27: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information of the Company as to financial position as of December 31, 2023 and 2022, and results of operations and cash flows for the years ended December 31, 2023, 2022, and 2021:

Condensed Balance Sheets

	December 31,
	2023	2022

	(In thousands)
Assets
Cash and cash equivalents	$42,810	$41,725
Investment in joint ventures	30,225	27,490
Investment in subsidiaries	1,696,000	1,415,173
Other assets	197	217
Total assets	$1,769,232	$1,484,605
Liabilities
Short-term subordinated debt	$64,922	$21,000
Unfunded commitments to joint ventures	2,752	3,521
Other liabilities	474	345
Total liabilities	68,148	24,866
Shareholders’ Equity	1,701,084	1,459,739
Total liabilities and shareholders’ equity	$1,769,232	$1,484,605

Merchants Bancorp

Notes to Consolidated Financial Statements

Condensed Statements of Income and Comprehensive Income

	Year Ended
	December 31,
	2023	2022	2021

	(In thousands)
Income
Dividends and return of capital from subsidiaries	$53,006	$39,775	$33,447
Other Income	3,488	2,523	509
Total income	56,494	42,298	33,956
Expenses
Interest expense	4,323	4,333	3,797
Salaries and employee benefits	1,012	690	493
Professional fees	481	423	236
Other	898	829	627
Total expense	6,714	6,275	5,153
Income Before Income Tax and Equity in Undistributed Income of Subsidiaries	49,780	36,023	28,803
Income Tax Benefit	(582)	(698)	(1,174)
Income Before Equity in Undistributed Income of Subsidiaries	50,362	36,721	29,977
Equity in Undistributed Income of Subsidiaries	228,872	183,000	197,127
Net Income	$279,234	$219,721	$227,104
Comprehensive Income	$287,267	$210,654	$225,276

Condensed Statements of Cash Flows

	Year Ended
	December 31,
	2023	2022	2021

	(In thousands)
Operating Activities
Net income	$279,234	$219,721	$227,104
Adjustments to reconcile net income to net cash used in operating activities	(229,428)	(181,263)	(195,530)
Net cash provided by operating activities	49,806	38,458	31,574
Investing Activities
Contributed capital to subsidiaries	(43,922)	(110,000)	(116,176)
Purchase of limited partnership interests or LLC's	(769)	(8,746)	(15,223)
Other investing activity	554	—	—
Net cash used in investing activities	(44,137)	(118,746)	(131,399)
Financing Activities
Net change in lines of credit and subordinated debt	43,922	4,000	2,040
Dividends paid	(48,506)	(38,067)	(31,235)
Proceeds from issuance of preferred stock	—	137,459	191,084
Redemption of preferred stock	—	—	(41,625)
Repurchase of common stock	—	(3,935)	—
Net cash provided by (used in) financing activities	(4,584)	99,457	120,264
Net Change in Cash and Due From Banks	1,085	19,169	20,439
Cash and Due From Banks at Beginning of Year	41,725	22,556	2,117
Cash and Due From Banks at End of Year	$42,810	$41,725	$22,556
Additional Cash Flows Information:
Payable for limited partnership interest or LLC's	$2,752	$3,521	$10,350

Merchants Bancorp

Notes to Consolidated Financial Statements

Note 28: Recent Accounting Pronouncements

The Company continually monitors potential accounting pronouncement and SEC release changes. The following pronouncements and releases have been deemed to have the most applicability to the Company’s financial statements:

FASB ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued an ASU update that will require public entities’ disclosures, on an annual and interim basis, to include additional details on reportable segments so financial statement users may better understand an entity’s overall performance and assist in assessing potential future cash flows. The new guidance will require public entities to present information regarding significant segment expenses that are regularly provided to the chief operating decision maker (CODM) as well as details regarding segment’s profit and loss.

The updates in ASU 2023-07 are effective for annual periods beginning after December 15, 2023 and interim periods for years beginning after December 15, 2024. An entity shall apply the ASU retrospectively to financial statements for periods beginning after the effective date. The Company is continuing to evaluate the impact of adopting this new guidance but does not expect it to have a material impact on the Company’s financial position or results of operations.

FASB ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued an ASU update that will require public business entity’s disclosures to include a tabular tax rate reconciliation. The update will also require all public entities disclose income tax expense and taxes paid broken down by federal, state, and foreign with a disaggregation for jurisdictions that exceed 5% of income for taxes paid.

The updates in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. An entity shall apply the ASU on a prospective basis to financial statements for annual periods beginning after the effective date. The Company is continuing to evaluate the impact of adopting this new guidance but does not expect it to have a material impact on the Company’s financial position or results of operations.

Note 29: Quarterly Condensed Financial Information (Unaudited)

The following tables present the unaudited quarterly condensed financial information for the years ended December 31, 2023 and 2022:

	2023 Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31

Interest income	$211,294	$258,069	$296,676	$311,759
Interest expense	110,601	152,452	179,240	187,434
Net interest income	100,693	105,617	117,436	124,325
Provision for credit losses	6,867	22,603	4,014	6,747
Net interest income after provision for credit losses	93,826	83,014	113,422	117,578
Noninterest income	14,264	29,882	36,068	34,454
Noninterest expense	34,772	44,320	42,930	52,579
Income before income taxes	73,318	68,576	106,560	99,453
Income taxes	18,363	3,274	25,056	21,980
Net income	54,955	65,302	81,504	77,473
Less: preferred stock dividends	8,667	8,668	8,668	8,667
Net income allocated to common shareholders	$46,288	$56,634	$72,836	$68,806
Per common share data:
Basic earnings per common share	$1.07	$1.31	$1.68	$1.59
Diluted earnings per common share	$1.07	$1.31	$1.68	$1.58

Merchants Bancorp

Notes to Consolidated Financial Statements

	2022 Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31

Interest income	$76,012	$89,270	$134,112	$181,439
Interest expense	10,287	17,239	48,727	86,029
Net interest income	65,725	72,031	85,385	95,410
Provision for credit losses	2,451	6,212	2,225	6,407
Net interest income after provision for credit losses	63,274	65,819	83,160	89,003
Noninterest income	34,597	39,171	29,186	22,982
Noninterest expense	31,033	32,957	34,951	37,109
Income before income taxes	66,838	72,033	77,395	74,876
Income taxes	16,696	18,098	18,907	17,720
Net income	50,142	53,935	58,488	57,156
Less: preferred stock dividends	5,728	5,729	5,729	8,797
Net income allocated to common shareholders	$44,414	$48,206	$52,759	$48,359
Per common share data:
Basic earnings per common share	$1.03	$1.12	$1.22	$1.12
Diluted earnings per common share	$1.02	$1.11	$1.22	$1.12

Note 30: Subsequent Events

On January 26, 2024, the Company sold its Farmers-Merchants Bank of Illinois branches to Bank of Pontiac and CBI Bank &Trust and merged its banking charter into Merchants Bank. See Note 1: Nature of Operations and Summary of Significant Accounting Policies for additional information about this sale.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of the Company’s disclosure controls and procedures which took place as of December 31, 2023, the Chairman/CEO and CFO believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Based on the evaluation of the Company’s disclosure controls and procedures by the Chairman/CEO and CFO; no changes occurred during the fiscal quarter ended December 31, 2023 in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2023, based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2023.

FORVIS, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has also audited the Company’s internal control over financial reporting as of December 31, 2023. Their report expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

Merchants Bancorp

Carmel, Indiana

Opinion on the Internal Control Over Financial Reporting

We have audited Merchants Bancorp’s (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, and statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and our report dated March 12, 2024, expressed an unqualified opinion on those financial statements.

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

FORVIS, LLP

Indianapolis, Indiana

March 12, 2024

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be in the proxy statement for the 2024 annual meeting of shareholders (the “2024 Proxy Statement”) that will be filed within 120 days after December 31, 2023, which is incorporated by reference.

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

Item 11. Executive Compensation.

The information required by Item 11 will be in the 2024 Proxy Statement, which is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 will be in the 2024 Proxy Statement, which is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be in the 2024 Proxy Statement, which is incorporated by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 will be in the 2024 Proxy Statement, which is incorporated by reference.

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

21.1	Subsidiaries of Merchants Bancorp.
23.1	Consent of FORVIS, LLP.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Merchants Bancorp Clawback Policy.

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

Date: March 12, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael F. Petrie
Michael F. Petrie	Director (Chairman); Chief Executive Officer (Principal Executive Officer)	March 12, 2024
/s/ John F. Macke
John F. Macke	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2024
/s/ Randall D. Rogers
Randall D. Rogers	Director	March 12, 2024
/s/ Michael J. Dunlap
Michael J. Dunlap	Director	March 12, 2024
/s/ Scott A. Evans
Scott A. Evans	Director	March 12, 2024
/s/ Sue Anne Gilroy
Sue Anne Gilroy	Director	March 12, 2024
/s/ Andrew A. Juster
Andrew A. Juster	Director	March 12, 2024

/s/ Patrick D. O’Brien
Patrick D. O’Brien	Director	March 12, 2024
/s/ Anne E. Sellers
Anne E. Sellers	Director	March 12, 2024
/s/ David N. Shane
David N. Shane	Director	March 12, 2024
/s/ Tamika D. Catchings
Tamika D. Catchings	Director	March 12, 2024
/s/ Thomas W. Dinwiddie
Thomas W. Dinwiddie	Director	March 12, 2024