Form 10-Q
period 2024-03-31
Merchants Bancorp
filed 2024-05-10
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value	MBIN	NASDAQ
Series A Preferred Stock, without par value Depositary Shares, each representing a 1/40th interest in a share of Series B Preferred Stock, without par value	MBINP MBINO	NASDAQ (Redeemed April 1, 2024) NASDAQ

Depositary Shares, each representing a 1/40th interest in a share of Series C Preferred Stock, without par value

Depositary Shares, each representing a 1/40th interest in a share of Series D Preferred Stock, without par value

	MBINN MBINM	NASDAQ NASDAQ

As of May 1, 2024, the latest practicable date, 43,354,718 shares of the registrant’s common stock, without par value, were issued and outstanding.

Merchants Bancorp

Part I – Financial Information

Item 1. Financial Statements

Merchants Bancorp

Condensed Consolidated Balance Sheets

March 31, 2024 (Unaudited) and December 31, 2023

(In thousands, except share data)

	March 31,	December 31,
	2024	2023*
Assets
Cash and due from banks	$17,924	$15,592
Interest-earning demand accounts	490,831	568,830
Cash and cash equivalents	508,755	584,422
Securities purchased under agreements to resell	3,329	3,349
Mortgage loans in process of securitization	142,629	110,599
Securities available for sale ($700,640 and $722,497 utilizing fair value option, respectively)	1,061,288	1,113,687
Securities held to maturity ($1,176,178 and $1,203,535 at fair value, respectively)	1,175,167	1,204,217
Federal Home Loan Bank (FHLB) stock	64,215	48,578
Loans held for sale (includes $84,513 and $86,663 at fair value, respectively)	3,503,131	3,144,756
Loans receivable, net of allowance for credit losses on loans of $75,712 and $71,752, respectively	10,690,513	10,127,801
Premises and equipment, net	42,450	42,342
Servicing rights	172,200	158,457
Interest receivable	90,303	91,346
Goodwill	8,014	15,845
Intangible assets, net	149	742
Other assets and receivables	360,433	306,375
Total assets	$17,822,576	$16,952,516
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$319,872	$520,070
Interest-bearing	13,655,789	13,541,390
Total deposits	13,975,661	14,061,460
Borrowings	1,835,985	964,127
Deferred and current tax liabilities, net	43,935	19,923
Other liabilities	190,527	205,922
Total liabilities	16,046,108	15,251,432
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 75,000,000 shares
Issued and outstanding - 43,354,718 shares at March 31, 2024 and 43,242,928 shares at December 31, 2023	139,950	140,365
Preferred stock, without par value - 5,000,000 total shares authorized
7% Series A Preferred stock - $25 per share liquidation preference
Authorized - 3,500,000 shares
Issued and outstanding - 2,081,800 shares	50,221	50,221
6% Series B Preferred stock - $1,000 per share liquidation preference
Authorized - 125,000 shares
Issued and outstanding - 125,000 shares (equivalent to 5,000,000 depositary shares)	120,844	120,844
6% Series C Preferred stock - $1,000 per share liquidation preference
Authorized - 200,000 shares
Issued and outstanding - 196,181 shares (equivalent to 7,847,233 depositary shares)	191,084	191,084
8.25% Series D Preferred stock - $1,000 per share liquidation preference
Authorized - 300,000 shares
Issued and outstanding - 142,500 shares (equivalent to 5,700,000 depositary shares)	137,459	137,459
Retained earnings	1,138,083	1,063,599
Accumulated other comprehensive loss	(1,173)	(2,488)
Total shareholders' equity	1,776,468	1,701,084
Total liabilities and shareholders' equity	$17,822,576	$16,952,516

* Derived from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Income (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

(In thousands, except share data)

	Three Months Ended
	March 31,
	2024	2023
Interest Income
Loans	$271,998	$189,450
Mortgage loans in process of securitization	1,720	1,648
Investment securities:
Available for sale	14,388	2,266
Held to maturity	20,522	15,754
Federal Home Loan Bank stock	844	427
Other	4,701	1,749
Total interest income	314,173	211,294
Interest Expense
Deposits	171,022	104,442
Borrowed funds	16,095	6,159
Total interest expense	187,117	110,601
Net Interest Income	127,056	100,693
Provision for credit losses	4,726	6,867
Net Interest Income After Provision for Credit Losses	122,330	93,826
Noninterest Income
Gain on sale of loans	9,356	6,733
Loan servicing fees, net	19,402	2,360
Mortgage warehouse fees	982	1,028
Loss on sale of investments available for sale (includes $(108) and $0, respectively, related to accumulated other comprehensive loss reclassifications)	(108)	—
Syndication and asset management fees	5,303	1,212
Other income	5,939	2,931
Total noninterest income	40,874	14,264
Noninterest Expense
Salaries and employee benefits	29,596	22,146
Loan expenses	956	804
Occupancy and equipment	2,237	2,232
Professional fees	4,099	2,269
Deposit insurance expense	5,125	2,178
Technology expense	1,854	1,577
Other expense	5,045	3,566
Total noninterest expense	48,912	34,772
Income Before Income Taxes	114,292	73,318
Provision for income taxes (includes $26 and $0, respectively, related to income tax benefit for reclassification items)	27,238	18,363
Net Income	$87,054	$54,955
Dividends on preferred stock	(8,667)	(8,667)
Net Income Allocated to Common Shareholders	78,387	46,288
Basic Earnings Per Share	$1.81	$1.07
Diluted Earnings Per Share	$1.80	$1.07
Weighted-Average Shares Outstanding
Basic	43,305,985	43,179,604
Diluted	43,466,647	43,290,779

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Net Income	$87,054	$54,955
Other Comprehensive Income:
Net unrealized gain on investment securities available for sale, net of tax expense of $(384) and $(934), respectively	1,233	2,792
Add: Reclassification adjustment for losses included in net income, net of tax benefit of $26 and $0, respectively	82	—
Other comprehensive income for the period	1,315	2,792
Comprehensive Income	$88,369	$57,747

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

(In thousands, except share data)

	Three Months Ended
	March 31,
	2024		2023
	Shares	Amount	Shares	Amount
Common Stock
Balance beginning of period	43,242,928	$140,365	43,113,127	$137,781
Distribution to employee stock ownership plan	23,414	997	33,293	810
Shares issued for stock compensation plans, net of taxes withheld to satisfy tax obligations	88,376	(1,412)	87,198	(486)
Balance end of period	43,354,718	139,950	43,233,618	138,105

7% Series A Preferred Stock
Balance at beginning and end of period	2,081,800	50,221	2,081,800	50,221
(All shares were redeemed as of April 1, 2024)

6% Series B Preferred Stock
Balance at beginning and end of period	125,000	120,844	125,000	120,844

6% Series C Preferred Stock
Balance at beginning and end of period	196,181	191,084	196,181	191,084

8.25% Series D Preferred Stock
Balance at beginning and end of period	142,500	137,459	142,500	137,459

Retained Earnings
Balance beginning of period		1,063,599		832,871
Net income		87,054		54,955
Dividends on 7% Series A preferred stock, $1.75 per share, annually		(910)		(910)
Dividends on 6% Series B preferred stock, $60.00 per share, annually		(1,875)		(1,875)
Dividends on 6% Series C preferred stock, $60.00 per share, annually		(2,943)		(2,943)
Dividends on 8.25% Series D preferred stock, $82.50 per share, annually		(2,939)		(2,939)
Dividends on common stock, $0.36 per share, annually in 2024 and $0.32 per share, annually in 2023		(3,903)		(3,459)
Balance end of period		1,138,083		875,700

Accumulated Other Comprehensive Loss
Balance beginning of period		(2,488)		(10,521)
Other comprehensive income		1,315		2,792
Balance end of period		(1,173)		(7,729)

Total shareholders' equity		$1,776,468		$1,505,684

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2024 and 2023

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Operating activities:
Net income	$87,054	$54,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	725	686
Provision for credit losses	4,726	6,867
Loss on sale of securities	108	—
Gain on sale of loans	(9,356)	(6,733)
Proceeds from sales of loans	4,694,759	3,356,860
Loans and participations originated and purchased for sale	(5,078,607)	(3,674,484)
Proceeds from sale of low-income housing tax credits	25,861	8,670
Purchases of low-income housing tax credits for sale	(21,113)	(7,932)
Change in servicing rights for paydowns and fair value adjustments	(11,577)	4,554
Net change in:
Mortgage loans in process of securitization	(32,030)	(42,880)
Other assets and receivables	(58,186)	(8,116)
Other liabilities	14,595	7,607
Other	(731)	(1,587)
Net cash used in operating activities	(383,772)	(301,533)
Investing activities:
Net change in securities purchased under agreements to resell	20	26
Purchases of securities available for sale	(193,957)	(353,249)
Purchases of securities held to maturity	—	(1,540)
Proceeds from the sale of securities available for sale	9,983	—
Proceeds from calls, maturities and paydowns of securities available for sale	231,585	832
Proceeds from calls, maturities and paydowns of securities held to maturity	29,050	15,783
Purchases of loans	(27,727)	(98,791)
Net change in loans receivable	(552,568)	(678,522)
Proceeds from loans held for sale previously classified as loans receivable	1,600	—
Purchase of FHLB stock	(16,031)	—
Proceeds from sale of FHLB stock	394	—
Purchases of premises and equipment	(2,306)	(1,041)
Purchase of limited partnership interests	(4,157)	(4,580)
Net cash paid on sale of branches	(171,319)	—
Other investing activities	414	906
Net cash used in investing activities	(695,019)	(1,120,176)
Financing activities:
Net change in deposits	144,036	1,273,886
Proceeds from borrowings	26,751,878	22,335,000
Repayment of borrowings	(25,871,971)	(22,185,180)
Proceeds from credit linked notes	—	153,546
Payment of credit linked notes	(8,249)	—
Dividends	(12,570)	(12,126)
Other financing activities	—	5
Net cash provided by financing activities	1,003,124	1,565,131
Net Change in Cash and Cash Equivalents	(75,667)	143,422
Cash and Cash Equivalents, Beginning of Period	584,422	226,164
Cash and Cash Equivalents, End of Period	$508,755	$369,586
Supplemental Cash Flows Information:
Interest paid	$178,751	$101,381
Income taxes paid, net of refunds	783	966
Change in ROU assets due to lease renegotiation	(1,349)	—
Transfer of loans from loans held for sale to loans receivable	31,350	377,460
Transfer of loans from loans receivable to loans held for sale	1,600	—

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

The accompanying unaudited condensed consolidated balance sheet of the Company as of December 31, 2023, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of March 31, 2024 and for the three months ended March 31, 2024 and 2023, were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2023 in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of March 31, 2024 and the results of operations, cash flows, and changes in shareholders’ equity for the three months ended March 31, 2024 and 2023. All interim amounts have not been audited and the results of operations for the three months ended March 31, 2024, herein are not necessarily indicative of the results of operations to be expected for the entire year.

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

Total assets and liabilities of approximately $60.8 million and $230.6 million, respectively, were sold. A net gain of $715,000 was recognized from the transactions, which includes a $10.1 million deposit premium and the extinguishment of $7.8 million in goodwill and $0.5 million in intangibles during the three months ended March 31, 2024.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Principles of Consolidation

The unaudited condensed consolidated financial statements as of and for the period ended March 31, 2024 and 2023 include results from the Company, and its wholly owned subsidiaries, Merchants Bank, FMBI (until its branches were sold and its bank charter merged into Merchants Bank on January 26, 2024) and MAM. Also included are Merchants Bank’s primary operating subsidiaries, MCC, MCS and MCI, as well as all direct and indirectly owned subsidiaries owned by Merchants Bancorp.

During 2022, Merchants Foundation, Inc., a nonprofit corporation, was incorporated and its results are consolidated with the Company’s consolidated financial statements in all periods presented.

In addition, when the Company makes an equity investment in or has a relationship with an entity for which it holds a variable interest, it is evaluated for consolidation requirements under Accounting Standards Update (“ASU”) Topic 810. Accordingly, the entity is assessed for potential consolidation under the variable interest entity (“VIE”) model and would only consolidate those entities for which it is a primary beneficiary. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the entity, and an interest that could be significant to the entity. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size and form of our involvement with the entity are evaluated. Alternatively, under the voting interest model, it would only consolidate those entities for which it has a controlling interest.

In May 2023, the Company acquired a variable interest in an investment for which it is the primary beneficiary of, and its results have been consolidated since the date of acquisition. Additionally, the Company has certain variable interest investments that it was deemed not to be a primary beneficiary of as of March 31, 2024 and December 31, 2023. These VIEs are not consolidated and the equity or proportional method of accounting has been applied. The Company will analyze whether the primary beneficiary designation has changed through triggering events on a prospective basis. Changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment. See Note 5: Variable Interest Entities (VIEs) for additional information about VIEs.

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

Restricted Cash

Included in cash equivalents is an account restricted as collateral for the potential risk of loss on senior credit linked notes issued by the Company. The balance of the notes as of March 31, 2024 was $115.6 million. As of March 31, 2024, there was $39.2 million in restricted cash. Also see Note 11: Borrowings.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2:   Investment Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities available for sale and held to maturity were as follows:

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available for sale:
Treasury notes	$109,146	$15	$58	$109,103
Federal agencies	240,000	—	1,499	238,501
Mortgage-backed - Government Agency ("Agency") (2) - multi-family	13,044	—	—	13,044
Mortgage-backed - Non-Agency residential - fair value option (1)	472,192	—	—	472,192
Mortgage-backed - Agency - residential - fair value option (1)	228,448	—	—	228,448
Total securities available for sale	$1,062,830	$15	$1,557	$1,061,288
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$710,024	$—	$419	$709,605
Mortgage-backed - Non-Agency - residential	453,167	2,385	87	455,465
Mortgage-backed - Agency	11,976	—	868	11,108
Total securities held to maturity	$1,175,167	$2,385	$1,374	$1,176,178

(1)	For fair value option securities, the amortized cost reflects the carrying value, which is also equal to the fair value.
(2)

Agency includes government sponsored agencies, such as Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Government National Mortgage Association (“Ginnie Mae”).

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available for sale:
Treasury notes	$129,261	$45	$338	$128,968
Federal agencies	250,731	—	2,976	247,755
Mortgage-backed - Government Agency ("Agency") (2) - multi-family	14,465	5	3	14,467
Mortgage-backed - Non-Agency residential - fair value option (1)	485,500	—	—	485,500
Mortgage-backed - Agency - residential - fair value option (1)	236,997	—	—	236,997
Total securities available for sale	$1,116,954	$50	$3,317	$1,113,687
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$719,662	$—	$415	$719,247
Mortgage-backed - Non-Agency - residential	472,539	973	418	473,094
Mortgage-backed - Agency	12,016	—	822	11,194
Total securities held to maturity	$1,204,217	$973	$1,655	$1,203,535

(1)	For fair value option securities, the amortized cost reflects the carrying value, which is also equal to the fair value.
(2)	Agency includes government sponsored agencies, such as Fannie Mae, Freddie Mac, and Ginnie Mae.

Accrued interest on securities available for sale totaled $5.1 million at March 31, 2024 and $6.7 million at December 31, 2023, and is excluded from the estimate of credit losses.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accrued interest on securities held to maturity totaled $5.6 million at March 31, 2024 and $5.8 million at December 31, 2023, and is excluded from the estimate of credit losses.

The amortized cost and fair value of available for sale securities at March 31, 2024 and December 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Securities available for sale:	(In thousands)
Within one year	$209,146	$207,796	$308,474	$305,406
After one through five years	140,000	139,808	71,518	71,317
	349,146	347,604	379,992	376,723
Mortgage-backed - Agency	13,044	13,044	14,465	14,467
Mortgage-backed - Non-Agency residential - fair value option	472,192	472,192	485,500	485,500
Mortgage-backed - Agency - residential - fair value option	228,448	228,448	236,997	236,997
	$1,062,830	$1,061,288	$1,116,954	$1,113,687
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$710,024	$709,605	$719,662	$719,247
Mortgage-backed - Non-Agency - residential	453,167	455,465	472,539	473,094
Mortgage-backed - Agency	11,976	11,108	12,016	11,194
	$1,175,167	$1,176,178	$1,204,217	$1,203,535

During the three months ended March 31, 2024, the Company recognized a net loss of $108,000 from sales of securities available for sale. The $108,000 net loss consisted of $10,000 in gains and $118,000 of losses. During the three months ended March 31, 2023, no securities available for sale were sold.

The following tables show the Company’s gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, for which an allowance for credit losses (“ACL”) has not been recorded, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023:

	March 31, 2024
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Securities available for sale:
Treasury notes	$3,092	$1	$26,938	$57	$30,030	$58
Federal agencies	139,808	192	98,693	1,307	238,501	1,499
	$142,900	$193	$125,631	$1,364	$268,531	$1,557

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Allowance for Credit Losses (ACL)

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

In evaluating available for sale securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized losses on the Company’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. There were no credit related factors underlying unrealized losses on available for sale debt securities at March 31, 2024 and December 31, 2023.

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

Note 3:   Mortgage Loans in Process of Securitization

Mortgage loans in process of securitization are recorded at fair value with changes in fair value recorded in earnings. These include multi-family rental real estate loan originations to be sold as Ginnie Mae mortgage-backed securities, and Fannie Mae and Freddie Mac participation certificates, all of which are pending settlements under firm

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

investor commitments to purchase the securities, typically occurring within 30 days. The fair value increases recorded in earnings for mortgage loans in process of securitization totaled $0.7 million and $4.0 million for the three months ended March 31, 2024 and 2023, respectively.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest separately from the related loan balance in the unaudited condensed consolidated balance sheets. Accrued interest on loans totaled $60.2 million and $60.4 million at March 31, 2024 and December 31, 2023, respectively.

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

The Company offers repurchase agreements to fund mortgage loans held for sale from closing until sale to an investor. Under a warehousing arrangement the Company funds a mortgage loan through secured financing. The warehousing arrangement is secured by the underlying mortgages and a combination of deposits, personal guarantees and advance rates. The Company typically holds the collateral until it is sent under a bailee arrangement instructing the investor to send proceeds to the Company. Typical investors are large financial institutions or government agencies. Interest earned from the time of funding to the time of sale is recognized as interest income as accrued. Warehouse fees are accrued as noninterest income.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Loan Portfolio Summary

Loans receivable at March 31, 2024 and December 31, 2023 include:

	March 31,	December 31,
	2024	2023

	(In thousands)

Mortgage warehouse repurchase agreements	$1,142,994	$752,468
Residential real estate(1)	1,321,300	1,324,305
Multi-family financing	4,096,606	4,006,160
Healthcare financing	2,464,685	2,356,689
Commercial and commercial real estate(2)(3)	1,666,751	1,643,081
Agricultural production and real estate	65,977	103,150
Consumer and margin loans	7,912	13,700
	10,766,225	10,199,553
Less:
ACL-Loans	75,712	71,752

Loans Receivable	$10,690,513	$10,127,801
(1)	Includes $1.2 billion and $1.2 billion of All-in-One© first-lien home equity lines of credit at March 31, 2024 and December 31, 2023, respectively.
(2)	Includes $1.1 billion and $1.1 billion of revolving lines of credit collateralized primarily by single-family mortgage servicing rights as of March 31, 2024 and December 31, 2023, respectively.
(3)	Includes only $6.8 million and $8.4 million of non-owner occupied commercial real estate as of March 31, 2024 and December 31, 2023, respectively.

Risk characteristics applicable to each segment of the loan portfolio are described as follows.

Mortgage Warehouse Repurchase Agreements (MTG WHRA): Under its warehouse program, the Company provides warehouse financing arrangements to approved mortgage companies for their origination and sale of residential mortgage and multi-family loans. Loans secured by mortgages placed on existing one-to-four family dwellings may be originated or purchased and placed through each mortgage warehouse facility.

As a secured repurchase agreement, collateral pledged to the Company secures each individual mortgage until the mortgage company sells the loan in the secondary market. A traditional secured warehouse facility typically carries a base interest rate of the Federal Reserve’s Secured Overnight Financing Rate (“SOFR”), or mortgage note rate and a margin.

Risk is evident if there is a change in the fair value of mortgage loans originated by mortgage companies in warehouse, the sale of which is the expected source of repayment under a warehouse facility. However, the warehouse customers are required to hedge the change in value of these loans to mitigate the risk, typically through forward sales contracts.

Residential Real Estate Loans (RES RE): Real estate loans are secured by owner-occupied one-to-four family residences. Repayment of residential real estate loans is primarily dependent on the personal income and credit rating of the borrowers. First-lien HELOC mortgages included in this segment typically carried a base rate of 30-day LIBOR, plus a margin. With the sunset of LIBOR, loans have been transitioned to the One-Year Constant Maturity Treasury (“CMT”), plus a margin.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Multi-Family Financing (MF FIN): The Company specializes in originating multi-family financing that can be market rate or affordable. The portfolio includes loans for construction, acquisition, refinance, or permanent financing. Loans are typically secured by real estate mortgages, assignment of Low-Income Housing Tax Credits (“LIHTC”), and/or equity interest in the underlying properties. All loans are assessed and reviewed at a minimum based on borrower strength/experience, historical property performance, market trends, projected financial performance with regards to intended strategy, and source of repayment. Independent third-party reports are used to ensure legal conformity and support valuations of the assets. Exit strategies and sources of repayment are provided through the secondary market via governmental programs, strategic refinances, LIHTC equity installments, and cashflow from the properties. Repayment of these loans depends on the successful operation of a business or property and the borrower’s cash flows. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economy in the related market area. These loans are well-collateralized and underwritten to agency guidelines. Loans included in this segment typically carry a base rate of 30-day SOFR, that adjusts on a monthly basis, and a margin. The Company strategically focuses on loan classes that are government backed or can be sold in the secondary market.

Healthcare Financing (HC FIN): The healthcare financing portfolio includes customized loan products for independent living, assisted living, memory care and skilled nursing projects. A variety of loan products are available to accommodate rehabilitation, acquisition, and refinancing of healthcare properties. Credit risk in these loans are primarily driven by local demographics and the expertise of the operators of the facilities. Repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent agency-eligible financing is obtained, as well as successful operation of a business or property and the borrower’s cash flows. These loans are well-collateralized and underwritten to agency guidelines. Loans included in this segment typically carry a base rate of 30-day SOFR, that adjusts on a monthly basis, and a margin. The Company strategically focuses on loan classes that are government backed or can be sold in the secondary market.

Commercial Lending and Commercial Real Estate Loans (CML & CRE): The commercial lending and commercial real estate portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions, as well as loans to commercial customers to finance land and improvements. It also includes lines of credit collateralized by servicing rights that are assessed for fair value quarterly at the Company’s request. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations. Small Business Administration (“SBA”) loans are included in this category. Less than 1% of total commercial and commercial real estate loans are made up of non-owner occupied commercial real estate loans.

Agricultural Production and Real Estate Loans (AG & AGRE): Agricultural production loans are generally comprised of seasonal operating lines of credit to grain farmers to plant and harvest corn and soybeans and term loans to fund the purchase of equipment. The Company also offers long-term financing to purchase agricultural real estate. Specific underwriting standards have been established for agricultural-related loans including the establishment of projections for each operating year based on industry-developed estimates of farm input costs and expected commodity yields and prices. Operating lines are typically written for one year and secured by the crop and other farm assets as considered necessary. The Company is approved to sell agricultural loans in the secondary market through the Federal Agricultural Mortgage Corporation and uses this relationship to manage interest rate risk within the portfolio. Agricultural real estate loans included in this segment are typically structured with a one-year adjustable rate mortgage (“ARM”), three-year ARM or five-year ARM CMT and a margin. Agriculture production, livestock, and equipment loans are structured with variable rates that are indexed to prime or fixed for terms not exceeding five years.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

ACL-Loans

The ACL-Loans is the Company’s estimate of current expected credit losses. Loans receivable is presented net of the allowance to reflect the principal balance expected to be collected over the contractual term of the loans. This life of loan allowance is established through a provision for credit losses included in net interest income as loans are recorded in the financial statements. The provision for a reporting period also reflects increases or decreases in the allowance related to changes in credit loss expectations. Actual credit losses are charged against the allowance when management believes the uncollectability of a loan balance, or a portion thereof, is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The ACL-Loans is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans considering relevant available information from internal and external sources, including historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance also incorporates reasonable and supportable forecasts. There have been no changes to the credit quality components used to assess risk during the three months ended March 31, 2024. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The level of the ACL is believed to be adequate to absorb innate expected future losses in the loan portfolio as of the measurement date.

The ACL-Loans consists of individually evaluated loans and pooled loan components. The Company’s primary portfolio segmentation is by loans with similar risk characteristics. Loans risk graded substandard and worse are individually evaluated for expected credit losses. For individually evaluated loans that are collateral dependent, the Company may use the fair value of the collateral, less estimated costs to sell, as a practical expedient as of the reporting date to determine the carrying amount of an asset and the allowance for credit losses, as applicable. A loan is considered to be collateral dependent when repayment is expected to be provided substantially through the operation or the sale of the collateral when the borrower is experiencing financial difficulty as of the reporting date.

To calculate the ACL-Loans risk graded pass through special mention, the portfolio is segmented by loans with similar risk characteristics.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The models utilized and the applicable qualitative adjustments require assumptions and management judgement that can be subjective in nature. The above measurement approach is also used to estimate the expected credit losses associated with unfunded loan commitments, which also incorporates expected utilization rates.

The following table presents, by loan portfolio segment, the activity in the ACL-Loans for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31, 2024
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$2,070	$7,323	$26,874	$22,454	$12,243	$619	$169	$71,752
FMBI's ACL for loans sold	—	(55)	(186)	(2)	(92)	(246)	(12)	(593)
Provision for credit losses	952	(363)	1,976	2,135	763	77	(63)	5,477
Loans charged to the allowance	—	—	—	—	(925)	—	—	(925)
Recoveries of loans previously charged-off	—	—	—	—	1	—	—	1
Balance, end of period	$3,022	$6,905	$28,664	$24,587	$11,990	$450	$94	$75,712

	For the Three Months Ended March 31, 2023
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$1,249	$7,029	$16,781	$9,882	$8,326	$565	$182	$44,014
Provision for credit losses	415	349	3,070	1,871	2,149	(22)	(15)	7,817
Loans charged to the allowance	—	—	—	—	—	—	—	—
Recoveries of loans previously charged-off	—	—	—	—	7	—	—	7
Balance, end of period	$1,664	$7,378	$19,851	$11,753	$10,482	$543	$167	$51,838

The Company recorded a total provision for credit losses of $4.7 million for the three months ended March 31, 2024. The $4.7 million total provision for credit losses consisted of $4.9 million for the ACL-Loans as shown above and $(0.2) million for the ACL-Off-Balance Sheet Credit Exposures (“OBCE’s”). The $4.9 million total provision for ACL-Loans reflected an elimination of $593,000 from the sale of FMBI branches in January 2024.

The Company recorded a total provision for credit losses of $6.9 million for the three months ended March 31, 2023. The $6.9 million total provision for credit losses consisted of $7.8 million for the ACL-Loans as shown above and $(0.9) million for the ACL-OBCE’s.

The following table presents, by loan portfolio segment, the activity in the ACL-Loans for the twelve months ended December 31, 2023:

	For the Year Ended December 31, 2023
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$1,249	$7,029	$16,781	$9,882	$8,326	$565	$182	$44,014
Provision for credit losses	821	328	18,493	12,572	5,232	54	(12)	37,488
Loans charged to the allowance	—	(34)	(8,400)	—	(1,356)	—	(1)	(9,791)
Recoveries of loans previously charged-off	—	—	—	—	41	—	—	41
Balance, end of period	$2,070	$7,323	$26,874	$22,454	$12,243	$619	$169	$71,752

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The below table presents the amortized cost basis and ACL-Loans allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL-Loans Allocation

	(In thousands)
RES RE	$1,272	$—	$—	$1,272	$8
MF FIN	53,200	—	—	53,200	581
HC FIN	63,283	—	—	63,283	5,652
CML & CRE	168	2,628	2,657	5,453	1,780
AG & AGRE	147	—	—	147	1
CON & MAR	—	—	—	—	—
Total collateral dependent loans	$118,070	$2,628	$2,657	$123,355	$8,022

There were no significant changes to the types of collateral securing the Company’s collateral dependent loans compared to December 31, 2023.

	December 31, 2023
	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL-Loans Allocation

	(In thousands)
RES RE	$1,557	$—	$3	$1,560	$21
MF FIN	46,575	—	—	46,575	521
HC FIN	73,909	—	—	73,909	6,289
CML & CRE	146	3,603	2,684	6,433	1,132
AG & AGRE	147	—	—	147	1
CON & MAR	—	—	3	3	—
Total collateral dependent loans	$122,334	$3,603	$2,690	$128,627	$7,964

Internal Risk Categories

The Company evaluates the loan risk grading system definitions and ACL-Loans methodology on an ongoing basis. As of December 31, 2023, the Company created a newly defined special mention risk rating category to be consistent with industry practices. Loans with a Watch classification are now included in the Pass risk rating category as of December 31, 2023. This updated policy was approved by the Company’s Management Committee, to be effective as of December 31, 2023 on a prospective basis.

In adherence with policy, the Company uses the following internal risk grading categories and definitions for loans since December 31, 2023:

Pass - Loans that are considered to be of acceptable credit quality, and not classified as Special Mention, Substandard or Doubtful. Also included are loans classified as watch loans, which represent loans that remain sound and collectible but contain elevated risk that requires management’s attention.

Special Mention – Loans classified as special mention have potential weaknesses that deserve management’s attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention loans are not adversely classified and do

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

not warrant adverse classification. Loans with questions or concerns regarding collateral, adverse market conditions impacting future performance, and declining financial trends would be considered for special mention.

Substandard - Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. When a loan in the form of a line of credit is downgraded to substandard, it is evaluated for impairment and future draws under the line of credit require the approval of an officer of Senior Credit Officer or above.

Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal risk rating category as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	TOTAL

	(In thousands)
MTG WHRA
Pass	$—	$—	$—	$—	$—	$—	$1,142,994	$1,142,994
Total	$—	$—	$—	$—	$—	$—	$1,142,994	$1,142,994
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
RES RE
Pass	$1,780	$32,353	$9,793	$6,175	$21,315	$7,400	$1,240,994	$1,319,810
Special Mention	—	—	—	—	—	218	—	218
Substandard	—	—	—	—	—	—	1,272	1,272
Total	$1,780	$32,353	$9,793	$6,175	$21,315	$7,618	$1,242,266	$1,321,300
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
MF FIN
Pass	$298,730	$957,019	$734,071	$114,353	$9,070	$34,587	$1,731,470	$3,879,300
Special Mention	8,000	96,900	28,559	8,400	—	1,470	20,777	164,106
Substandard	—	11,667	28,360	6,534	—	—	6,639	53,200
Total	$306,730	$1,065,586	$790,990	$129,287	$9,070	$36,057	$1,758,886	$4,096,606
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
HC FIN
Pass	$258,604	$626,388	$936,880	$98,815	$—	$14,459	$398,904	$2,334,050
Special Mention	24,319	20,900	9,502	—	—	—	12,631	67,352
Substandard	—	25,600	—	28,783	—	—	8,900	63,283
Total	$282,923	$672,888	$946,382	$127,598	$—	$14,459	$420,435	$2,464,685
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
CML & CRE
Pass	$4,469	$54,002	$116,479	$71,824	$19,203	$34,169	$1,360,706	$1,660,852
Special Mention	—	—	—	289	157	—	—	446
Substandard	—	—	92	776	850	60	3,675	5,453
Total	$4,469	$54,002	$116,571	$72,889	$20,210	$34,229	$1,364,381	$1,666,751
Charge-offs	$—	$—	$—	$925	$—	$—	$—	$925
AG & AGRE
Pass	$7,833	$7,875	$5,103	$2,722	$8,566	$15,515	$18,216	$65,830
Substandard	—	—	—	—	—	147	—	147
Total	$7,833	$7,875	$5,103	$2,722	$8,566	$15,662	$18,216	$65,977
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
CON & MAR
Pass	$—	$109	$28	$25	$2	$4,268	$3,480	$7,912
Total	$—	$109	$28	$25	$2	$4,268	$3,480	$7,912
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Pass	$571,416	$1,677,746	$1,802,354	$293,914	$58,156	$110,398	$5,896,764	$10,410,748
Total Special Mention	$32,319	$117,800	$38,061	$8,689	$157	$1,688	$33,408	$232,122
Total Substandard	$—	$37,267	$28,452	$36,093	$850	$207	$20,486	$123,355
Total Doubtful	$—	$—	$—	$—	$—	$—	$—	$—
Total Loans	$603,735	$1,832,813	$1,868,867	$338,696	$59,163	$112,293	$5,950,658	$10,766,225
Total Charge-offs	$—	$—	$—	$925	$—	$—	$—	$925

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	TOTAL

	(In thousands)
MTG WHRA
Pass	$—	$—	$—	$—	$—	$—	$752,468	$752,468
Total	$—	$—	$—	$—	$—	$—	$752,468	$752,468
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
RES RE
Pass	$31,011	$10,086	$6,573	$22,725	$3,298	$9,340	$1,239,161	$1,322,194
Special Mention	—	—	—	—	59	492	—	551
Substandard	—	—	—	—	—	288	1,272	1,560
Total	$31,011	$10,086	$6,573	$22,725	$3,357	$10,120	$1,240,433	$1,324,305
Charge-offs	$—	$—	$—	$—	$—	$21	$13	$34
MF FIN
Pass	$1,094,698	$762,448	$208,343	$77,340	$29,764	$8,455	$1,646,445	$3,827,493
Special Mention	94,973	3,189	8,400	—	—	1,477	24,052	132,091
Substandard	11,682	28,360	6,534	—	—	—	—	46,576
Total	$1,201,353	$793,997	$223,277	$77,340	$29,764	$9,932	$1,670,497	$4,006,160
Charge-offs	$—	$8,400	$—	$—	$—	$—	$—	$8,400
HC FIN
Pass	$752,591	$996,273	$110,197	$—	$14,563	$—	$351,110	$2,224,734
Special Mention	35,869	9,520	—	—	—	—	12,658	58,047
Substandard	25,600	10,625	28,783	—	—	—	8,900	73,908
Total	$814,060	$1,016,418	$138,980	$—	$14,563	$—	$372,668	$2,356,689
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
CML & CRE
Pass	$51,110	$119,386	$77,316	$21,154	$21,088	$17,066	$1,328,980	$1,636,100
Special Mention	—	—	292	172	—	84	—	548
Substandard	—	70	1,701	878	62	—	3,672	6,383
Doubtful	—	—	—	—	—	50	—	50
Total	$51,110	$119,456	$79,309	$22,204	$21,150	$17,200	$1,332,652	$1,643,081
Charge-offs	$—	$496	$274	$586	$—	$—	$—	$1,356
AG & AGRE
Pass	$16,850	$9,825	$6,490	$14,267	$5,237	$16,606	$33,728	$103,003
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	147	—	147
Total	$16,850	$9,825	$6,490	$14,267	$5,237	$16,753	$33,728	$103,150
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
CON & MAR
Pass	$748	$4,329	$247	$115	$27	$4,339	$3,862	$13,667
Special Mention	—	—	—	15	15	—	—	30
Substandard	—	—	—	—	—	3	—	3
Total	$748	$4,329	$247	$130	$42	$4,342	$3,862	$13,700
Charge-offs	$—	$—	$—	$—	$—	$1	$—	$1

Total Pass	$1,947,008	$1,902,347	$409,166	$135,601	$73,977	$55,806	$5,355,754	$9,879,659
Total Special Mention	$130,842	$12,709	$8,692	$187	$74	$2,053	$36,710	$191,267
Total Substandard	$37,282	$39,055	$37,018	$878	$62	$438	$13,844	$128,577
Total Doubtful	$—	$—	$—	$—	$—	$50	$—	$50
Total Loans	$2,115,132	$1,954,111	$454,876	$136,666	$74,113	$58,347	$5,406,308	$10,199,553
Total Charge-offs	$—	$8,896	$274	$586	$—	$22	$13	$9,791

The Company did not have any material revolving loans converted to term loans at March 31, 2024 or December 31, 2023.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Delinquent Loans

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHRA	$—	$—	$—	$—	$1,142,994	$1,142,994
RES RE	4,588	682	218	5,488	1,315,812	1,321,300
MF FIN	24,870	—	78,910	103,780	3,992,826	4,096,606
HC FIN	—	25,600	48,733	74,333	2,390,352	2,464,685
CML & CRE	1,922	—	3,006	4,928	1,661,823	1,666,751
AG & AGRE	44	10	159	213	65,764	65,977
CON & MAR	—	—	—	—	7,912	7,912
	$31,424	$26,292	$131,026	$188,742	$10,577,483	$10,766,225

	December 31, 2023
	30-59 Days	60-89 Days	Greater Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

	(In thousands)
MTG WHRA	$—	$—	$—	$—	$752,468	$752,468
RES RE	4,557	—	2,379	6,936	1,317,369	1,324,305
MF FIN	38,218	11,055	39,609	88,882	3,917,278	4,006,160
HC FIN	—	47,275	35,999	83,274	2,273,415	2,356,689
CML & CRE	172	393	3,665	4,230	1,638,851	1,643,081
AG & AGRE	27	11	147	185	102,965	103,150
CON & MAR	1	3	18	22	13,678	13,700
	$42,975	$58,737	$81,817	$183,529	$10,016,024	$10,199,553

The above tables do not include two delinquent loans that were classified as held for sale at March 31, 2024, totaling $30.2 million.

Nonperforming Loans

Nonaccrual loans, including modified loans to borrowers experiencing financial difficulty that have not met the six-month minimum performance criterion, are reported as nonperforming loans. For all loan classes, it is the Company’s policy to have any modified loans which are on nonaccrual status prior to being modified remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is doubtful under the terms of the loan agreement. Most generally, this is at 90 or more days past due. The amount of interest income recognized on nonaccrual financial assets during the three months ended as of March 31, 2024 and 2023, respectively, was immaterial.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at March 31, 2024 and December 31, 2023.

	March 31,		December 31,
	2024		2023
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing

	(In thousands)
RES RE	$760	$218	$1,486	$894
MF FIN	46,248	32,662	39,608	—
HC FIN	28,783	19,950	28,783	7,216
CML & CRE	2,866	140	3,820	43
AG & AGRE	147	12	147	—
CON & MAR	—	—	3	15
	$78,804	$52,982	$73,847	$8,168

The Company did not have any nonperforming loans without an estimated ACL at March 31, 2024.

Modifications to Borrowers Experiencing Financial Difficulty

On January 1, 2023, the Company adopted FASB ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures, which eliminates the recognition and measurement of a troubled debt restructuring (“TDR”). The Company adopted the prospective approach for this new guidance.

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

There were no new loans modified for borrowers experiencing financial difficulty during the three months ended March 31, 2024.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company did not have loans modified in the last twelve months that were delinquent as of March 31, 2024.

Foreclosures

There were no residential loans in the process of foreclosure as of March 31, 2024 and December 31, 2023.

Loans Purchased

The Company purchased $27.7 million and $98.8 million of loans during the three months ended March 31, 2024 and 2023, respectively.

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

The Company has invested in single-family, multi-family, and healthcare debt financing entities, as well as low-income housing syndicated funds that are deemed to be VIEs. The Company also has deemed as VIEs a REMIC trust that was established in conjunction with the September 2022 multi-family loan sale and securitization transaction, as well as a second REMIC trust that was established in December 2023 with a related party in conjunction with a loan sale and securitization. Accordingly, the entities were assessed for potential consolidation under the VIE model that requires primary beneficiaries to consolidate the entity’s results. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the entity, and an interest that could be significant to the entity. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size and form of involvement with the entity are evaluated.

At March 31, 2024 the Company determined it was not the primary beneficiary for most of its VIEs, primarily because the Company did not have the obligation to absorb losses or the rights to receive benefits from the VIE that could potentially be significant to the VIE. Evaluation and assessment of VIEs for consolidation is performed on an ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination is considered as part of this ongoing assessment.

The table below reflects the assets and liabilities of the VIEs as well as our maximum exposure to loss in connection with VIEs at March 31, 2024 and December 31, 2023. The Company’s maximum exposure to loss associated with its unconsolidated VIEs consists of the capital invested plus any unfunded equity commitments. These investments are recorded in other assets and other liabilities on our unaudited condensed consolidated balance sheet. Also included in the maximum loss exposure are bridge loans to VIEs and securities acquired as part of securitization transactions. The bridge loans are included in loans receivable and the securities are included in securities held to maturity.

	Investments	Bridge loans	Securities	Maximum	Liabilities
Assets	in VIEs	to VIEs	for VIEs	Exposure to Loss	for VIEs

	($ in thousands)
March 31, 2024
Low-income housing tax credit investments	$96,675	$136,197	$—	$232,872	$32,171
Debt funds	33,997	305,998	—	339,995	2,752
Off-balance-sheet REMIC trusts	—	—	1,163,191	1,163,191	—
Total Unconsolidated VIEs	$130,672	$442,195	$1,163,191	$1,736,058	$34,923
December 31, 2023
Low-income housing tax credit investments	$118,741	$232,407	$—	$351,148	$35,099
Debt funds	33,221	86,416	—	119,637	2,752
Off-balance-sheet REMIC trusts	—	—	1,192,201	1,192,201	—
Total Unconsolidated VIEs	$151,962	$318,823	$1,192,201	$1,662,986	$37,851

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6:   Regulatory Matters

The Company, Merchants Bank and FMBI (prior to the January 26, 2024 sale of its branches and merger of its remaining charter into Merchants Bank) are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by federal and state banking regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Merchants Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Merchants Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Merchants Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, and other factors. Furthermore, the Company’s and Merchants Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Merchants Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of March 31, 2024 and December 31, 2023, that the Company and Merchants Bank met all capital adequacy requirements.

As of March 31, 2024 and December 31, 2023, the most recent notifications from the Board of Governors of the Federal Reserve System (“Federal Reserve”) categorized the Company as well capitalized and most recent notifications from the Federal Deposit Insurance Corporation (“FDIC”) categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or Merchants Bank’s category.

FMBI was subject to these same requirements and guidelines prior to the sale of its branches and the merger of its remaining charter into Merchants Bank in January 2024. As of December 31, 2023, FMBI met all capital adequacy requirements (as set forth in the table below). The FDIC categorized FMBI as well capitalized at that time and there are no conditions or events since that notification that management believes would have changed that category.

The Company’s, Merchants Bank’s, and FMBI’s actual capital amounts and ratios are presented in the following tables.

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
March 31, 2024
Total capital(1) (to risk-weighted assets)
Company	$1,858,348	11.7%	$1,662,302	10.5%	$—	N/A	%
Merchants Bank	1,801,020	11.4%	1,660,561	10.5%	1,581,487	10.0
Tier I capital(1) (to risk-weighted assets)
Company	1,768,553	11.2%	1,345,673	8.5%	—	N/A	%
Merchants Bank	1,711,225	10.8%	1,344,264	8.5%	1,265,189	8.0
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,268,945	8.0%	1,108,202	7.0%	—	N/A	%
Merchants Bank	1,711,225	10.8%	1,107,041	7.0%	1,027,966	6.5
Tier I capital(1) (to average assets)
Company	1,768,553	10.5%	839,199	5.0%	—	N/A	%
Merchants Bank	1,711,225	10.2%	837,560	5.0%	837,560	5.0
(1)	As defined by regulatory agencies.

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

Note 7:    Derivative Financial Instruments

The Company uses non-hedging, derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities.

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

The Company entered into a contract containing put options and interest rate floors on securities it acquired from a warehouse customer. These provide protection and prevent losses in value of certain available for sale securities. The Company also entered into interest rate floor contracts with two warehouse loan customers to minimize interest rate risk. All changes in the fair market value of these options and floors have been included in other noninterest income.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Credit Risk Management

In March 2024, the Company entered into a contract as the buyer of credit protection through the credit derivative market. A credit default swap was purchased to manage credit risk associated with specific multifamily mortgage loans. Under the terms of the contract, the Company will be compensated for certain credit-related losses on a pool of multifamily mortgage loans. The protection seller has posted aggregate collateral of $76.1 million related to their obligations under the contract. There was no value associated with the credit default swap as of March 31, 2024, as there was no consideration provided to the seller. All changes in the fair market value of this instrument will be included in other noninterest income.

All of these items are considered derivatives, but are not designated as accounting hedges, and are recorded at fair value with changes in fair value reflected in noninterest income on the unaudited condensed consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in other assets in the unaudited condensed consolidated balance sheets while derivative instruments with a negative fair value are reported in other liabilities in the unaudited condensed consolidated balance sheets.

The following table presents the notional amount and fair value of interest rate locks, forward contracts, interest rate swaps, put options and interest rate floors utilized by the Company at March 31, 2024 and December 31, 2023. This table excludes the fair market value adjustment on loans associated with these derivatives.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

March 31, 2024	(In thousands)		(In thousands)
Interest rate lock commitments	$31,888	Other assets/liabilities	$174	$22
Forward contracts	33,375	Other assets/liabilities	9	110
Interest rate swaps	57,531	Other assets/liabilities	3,985	—
Put options	734,130	Other assets	33,490	—
Interest rate floors	1,229,918	Other assets	8,910	—
Credit derivatives	76,092	Other liabilities	—	—
			$46,568	$132

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

December 31, 2023	(In thousands)		(In thousands)
Interest rate lock commitments	$16,526	Other assets/liabilities	$140	$4
Forward contracts	25,500	Other assets/liabilities	4	391
Interest rate swaps	57,540	Other assets/liabilities	2,610	—
Put options	748,374	Other assets	25,877	—
Interest rate floors	748,374	Other assets	6,576	—
			$35,207	$395

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Derivative gain (loss) included in gain on sale of loans:
Interest rate lock commitments	$16	$209
Forward contracts (includes pair-off settlements)	94	(96)
Interest rates swaps	1,375	(1,336)
Net gain (loss)	$1,485	$(1,223)

Derivative gain (loss) included in other income:
Put options	7,613	—
Interest rate floors	2,334	—
Net gain (loss)	$9,947	$—

Derivatives on Behalf of Customers

The Company offers derivative contracts to some customers in connection with their risk management needs. These derivatives include back-to-back interest rate swap arrangements. The Company manages the risk associated with these contracts by entering into an equal and offsetting derivative with a third-party dealer. These derivatives generally work together as an offsetting economic interest rate hedge, but the Company does not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred, typically resulting in no material net earnings impact.

The fair values of derivative assets and liabilities related to derivatives for customers with back-to-back interest rate swaps were recorded in the unaudited condensed consolidated balance sheets as follows:

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)		(In thousands)
March 31, 2024	$657,572	Other assets/liabilities	$15,259	$15,259
December 31, 2023	$607,169	Other assets/liabilities	$12,426	$12,426

The gross gains and losses on these derivative assets and liabilities were recorded in other noninterest income and other noninterest expense in the unaudited condensed consolidated statements of income as follows:

	Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Gross swap gains	$2,833	$580
Gross swap losses	2,833	580
Net swap gains (losses)	$—	$—

The Company pledged $0 in collateral to secure its obligations under swap contracts at both March 31, 2024 and December 31, 2023.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying unaudited condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2024 and December 31, 2023:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
March 31, 2024
Mortgage loans in process of securitization	$142,629	$—	$142,629	$—
Securities available for sale:
Treasury notes	109,103	109,103	—	—
Federal agencies	238,501	—	238,501	—
Mortgage-backed - Agency	13,044	—	13,044	—
Mortgage-backed - Non-agency residential - fair value option	472,192	—	—	472,192
Mortgage-backed - Agency - fair value option	228,448	—	228,448	—
Loans held for sale	84,513	—	84,513	—
Servicing rights	172,200	—	—	172,200
Derivative assets:
Interest rate lock commitments	174	—	—	174
Forward contracts	9	—	9	—
Interest rate swaps	3,985	—	3,985	—
Interest rate swaps (back-to-back)	15,259	—	15,259	—
Put options	33,490	—	10,514	22,976
Interest rate floors	8,910	—	—	8,910
Derivative liabilities:
Interest rate lock commitments	22	—	—	22
Forward contracts	110	—	110	—
Interest rate swaps (back-to-back)	15,259	—	15,259	—

December 31, 2023
Mortgage loans in process of securitization	$110,599	$—	$110,599	$—
Securities available for sale:
Treasury notes	128,968	128,968	—	—
Federal agencies	247,755	—	247,755	—
Mortgage-backed - Agency	14,467	—	14,467	—
Mortgage-backed - Non-agency residential - fair value option	485,500	—	—	485,500
Mortgage-backed - Agency - fair value option	236,997	—	236,997	—
Loans held for sale	86,663	—	86,663	—
Servicing rights	158,457	—	—	158,457
Derivative assets:
Interest rate lock commitments	140	—	—	140
Forward contracts	4	—	4	—
Interest rate swaps	2,610	—	2,610	—
Interest rate swaps (back-to-back)	12,426	—	12,426	—
Put options	25,877	—	7,223	18,654
Interest rate floors	6,576	—	—	6,576
Derivative liabilities:
Interest rate lock commitments	4	—	—	4
Forward contracts	391	—	391	—
Interest rate swaps (back-to-back)	12,426	—	12,426	—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying unaudited condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2024 and the year ended December 31, 2023. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Mortgage Loans in Process of Securitization, Securities Available for Sale, and Securities with a Fair Value Option Election

Where quoted market prices are available in an active market, securities, such as U.S. Treasuries, are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy including federal agencies, mortgage-backed securities, municipal securities and Federal Housing Administration participation certificates. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Interest rate floors - The fair value of certain interest rate floors is linked to securities available for sale that are accounted for using the fair value option. Other interest rate floors are linked to loans with warehouse customers. The value of the interest rate floors is based on estimated discounted cash flows that are based on inputs that are not readily observable and, thus, are classified as Level 3 on the hierarchy. These valuations are estimated by a third party.

Credit Default Swap – The fair value of the credit default swap is linked to the value of its underlying mortgage loans. The Company estimates the fair value based on estimated discounted cash flows that are derived from inputs that are not readily observable and, thus, are classified as Level 3 on the hierarchy. These valuations are estimated by a third party.

The fair value of the credit default swap was equal to the transaction price of zero at inception on March 27, 2024. The Company will subsequently measure the fair value of the credit default swap each reporting period.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Servicing rights
Balance, beginning of period	$158,457	$146,248
Additions
Originated servicing	2,166	2,173
Subtractions
Paydowns	(2,387)	(1,698)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	13,964	(2,856)
Balance, end of period	$172,200	$143,867

Available for sale securities - Mortgage-backed - Non-Agency residential - fair value option
Balance, beginning of period	$485,500	$—
Paydowns	(8,986)	—
Changes in fair value	(4,322)	—
Balance, end of period	$472,192	$—

Derivative Assets - put options
Balance, beginning of period	$18,654	$—
Changes in fair value	4,322	—
Balance, end of period	$22,976	$—

Derivative Assets - interest rate floors
Balance, beginning of period	$6,576	$—
Changes in fair value	2,334	—
Balance, end of period	$8,910	$—

Derivative Assets - interest rate lock commitments
Balance, beginning of period	$140	$28
Changes in fair value	34	190
Balance, end of period	$174	$218

Derivative Liabilities - interest rate lock commitments
Balance, beginning of period	$4	$23
Changes in fair value	18	(19)
Balance, end of period	$22	$4

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2024 and December 31, 2023.

	Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
March 31, 2024
Collateral dependent loans	$420	$—	$—	$420
December 31, 2023
Collateral dependent loans	$47,026	$—	$—	$47,026

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying unaudited condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

		Valuation			Weighted
	Fair Value	Technique	Unobservable Inputs	Range	Average
	(In thousands)
At March 31, 2024:
Available for sale securities - Mortgage-backed - Non-Agency residential - fair value option	$472,192	Discounted cash flow	Market credit spread	2%	2%
Collateral dependent loans	$420	Market comparable properties	Marketability discount	24% - 27%	26%
Servicing rights - Multi-family	$135,314	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	0% - 73%	7%
Servicing rights - Single-family	$31,898	Discounted cash flow	Discount rate	10% - 11%	10%
			Constant prepayment rate	6% - 15%	7%
Servicing rights - SBA	$4,988	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	3% - 14%	9%
Derivative assets:
Interest rate lock commitments	$174	Discounted cash flow	Loan closing rates	50% - 99%	82%
Put options	$22,976	Intrinsic option value	Market credit spread	2%	2%
Interest rate floors	$8,910	Discounted cash flow	Discount rate	6%-8%	7%
Derivative liabilities - interest rate lock commitments	$22	Discounted cash flow	Loan closing rates	50% - 99%	82%

At December 31, 2023:
Available for sale securities - Mortgage-backed - Non-Agency residential - fair value option	$485,500	Discounted cash flow	Market credit spread	2%	2%
Collateral dependent loans	$47,026	Market comparable properties	Marketability discount	0% - 100%	2%
Servicing rights - Multi-family	$122,218	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	0% - 50%	7%
Servicing rights - Single-family	$30,959	Discounted cash flow	Discount rate	10% - 11%	10%
			Constant prepayment rate	6% - 16%	7%
Servicing rights - SBA	$5,280	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	3% - 14%	9%
Derivative assets:
Interest rate lock commitments	$140	Discounted cash flow	Loan closing rates	45% - 99%	78%
Put options	$18,654	Intrinsic option value	Market credit spread	2%	2%
Interest rate floors	$6,576	Discounted cash flow	Discount rate	6%-7%	7%
Derivative liabilities - interest rate lock commitments	$4	Discounted cash flow	Loan closing rates	45% - 99%	78%

Sensitivity of Significant Unobservable Inputs

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement, and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Securities Available for Sale with a Fair Value Option Election, Loans, and Related Derivative Financial Instruments

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The significant unobservable input used in the fair value measurement of interest rate floor derivatives associated with certain securities available for sale and loans include the discount rate that can have a significant impact on the value of the derivative. Another variable that affects the floor value is the forward interest curve, which is observable, but changes with market conditions as interest rates and future interest rate expectations change.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2024 and December 31, 2023.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Assets	Value	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
March 31, 2024
Financial assets:
Cash and cash equivalents	$508,755	$508,755	$508,755	$—	$—
Securities purchased under agreements to resell	3,329	3,329	—	3,329	—
Securities held to maturity	1,175,167	1,176,178	—	466,573	709,605
FHLB stock	64,215	64,215	—	64,215	—
Loans held for sale	3,418,618	3,418,618	—	3,418,618	—
Loans receivable, net	10,690,513	10,646,477	—	—	10,646,477
Interest receivable	90,303	90,303	—	90,303	—
Financial liabilities:
Deposits	13,975,661	13,973,624	8,018,126	5,955,498	—
Short-term subordinated debt	64,922	64,922	—	64,922	—
FHLB advances	1,426,299	1,425,888	—	1,425,888	—
Other borrowing	232,934	232,934	—	232,934	—
Credit linked notes	111,830	111,828	—	111,828	—
Interest payable	51,790	51,790	—	51,790	—

December 31, 2023
Financial assets:
Cash and cash equivalents	$584,422	$584,422	$584,422	$—	$—
Securities purchased under agreements to resell	3,349	3,349	—	3,349	—
Securities held to maturity	1,204,217	1,203,535	—	484,288	719,247
FHLB stock	48,578	48,578	—	48,578	—
Loans held for sale	3,058,093	3,058,093	—	3,058,093	—
Loans receivable, net	10,127,801	10,088,468	—	—	10,088,468
Interest receivable	91,346	91,346	—	91,346	—
Financial liabilities:
Deposits	14,061,460	14,062,457	8,894,058	5,168,399	—
Short-term subordinated debt	64,922	64,922	—	64,922	—
FHLB advances	771,392	771,029	—	771,029	—
Other borrowing	7,934	7,934	—	7,934	—
Credit linked notes	119,879	119,878	—	119,878	—
Interest payable	43,423	43,423	—	43,423	—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9: Leases

The Company has operating leases for various locations with terms ranging from one to seven years. Some operating leases include options to extend. The extensions were included in the right-of-use asset if the likelihood of extension was reasonably certain. The Company elected not to separate non-lease components from lease components for its operating leases.

The Company has operating lease right-of-use assets of $8.2 million and $10.1 million as of March 31, 2024 and December 31, 2023, respectively, and operating lease right-of-use liabilities of $9.4 million and $11.3 million as of March 31, 2024 and December 31, 2023, respectively.

Unaudited condensed consolidated balance sheet, income statement and cash flow detail regarding operating leases follows:

	March 31, 2024	December 31, 2023
Balance Sheet	(In thousands)	(In thousands)
Operating lease right-of-of use asset (in other assets)	$8,211	$10,060
Operating lease liability (in other liabilities)	9,386	11,251

Weighted average remaining lease term (years)	4.8	6.0
Weighted average discount rate	3.19%	2.89%

Maturities of lease liabilities:
One year or less	$2,359	$2,441
Year two	2,073	2,064
Year three	1,951	2,100
Year four	1,805	2,046
Year five	1,123	1,438
Thereafter	824	2,128
Total future minimum lease payments	10,135	12,217
Less: imputed interest	749	966
Total	$9,386	$11,251

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Income Statement	(In thousands)	(In thousands)
Components of lease expense:
Operating lease cost (in occupancy and equipment expense)	$604	$583

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Cash Flow Statement	(In thousands)	(In thousands)
Supplemental cash flow information:
Operating cash flows from operating leases	$594	$426

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10: Deposits

Deposits were comprised of the following at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023

	(In thousands)
Noninterest-bearing deposits
Demand deposits	$319,872	$520,070
Total noninterest-bearing deposits	319,872	520,070
Interest-bearing deposits
Demand deposits	$4,680,405	$5,381,067
Savings deposits	3,017,849	2,992,921
Certificates of deposit	5,957,535	5,167,402
Total interest-bearing deposits	13,655,789	13,541,390
Total deposits	$13,975,661	$14,061,460

Maturities for certificates of deposit are as follows:

March 31, 2024
(In thousands)
Due within one year	$5,865,446
Due in one year to two years	76,281
Due in two years to three years	15,808
Due in three years to four years	—
Due in four years to five years	—
Due in five years to six years	—
$5,957,535

Brokered deposit amounts at March 31, 2024 and December 31, 2023, were as follows:

	March 31,	December 31,
	2024	2023

	(In thousands)
Brokered certificates of deposit	$5,351,397	$4,465,825
Brokered savings deposits	1,338	589
Brokered deposit on demand accounts	400,159	1,504,230
	$5,752,894	$5,970,644

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11: Borrowings

Borrowings were comprised of the following at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023

	(In thousands)
Federal Reserve discount window borrowings	$50,000	$—
Short-term subordinated debt	64,922	64,922
FHLB advances	1,426,299	771,392
American Financial Exchange borrowing	175,000	—
Credit linked notes, net of debt discount	111,830	119,879
Other borrowings	7,934	7,934
Total borrowings	$1,835,985	$964,127

On March 22, 2024, the Company entered into a new variable rate debt agreement with the FHLB for an advance that has put and call options attached to it. The balance of the advance was $500.0 million as of March 31, 2024, and matures on June 20, 2024. The variable interest rate is based on the Federal Funds effective rate, plus 10 basis points, which was 5.43% as of March 31, 2024. The FHLB has an option to cancel the agreement 60 days after the initial execution date and the Company has an option to cancel the agreement at any time, with one day’s notice.

Note 12:   Earnings Per Share

Earnings per share were computed as follows:

	Three Month Periods Ended March 31,
	2024			2023
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount

	(In thousands, except share data)
Net income	$87,054			$54,955
Dividends on preferred stock	(8,667)			(8,667)
Net income allocated to common shareholders	$78,387			$46,288
Basic earnings per share		43,305,985	$1.81		43,179,604	$1.07
Effect of dilutive securities-restricted stock awards		160,662			111,175
Diluted earnings per share		43,466,647	$1.80		43,290,779	$1.07

Note 13:   Share-Based Payment Plans

Equity-based incentive awards for Company officers are currently issued pursuant to the 2017 Equity Incentive Plan (the “2017 Incentive Plan”). The Company issued 85,212 and 84,335 shares during the three months ended March 31, 2024 and 2023, respectively.

During 2018, the Compensation Committee of the Board of Directors approved a plan for non-executive directors to receive a portion of their annual retainer fees in the form of shares of common stock. In November 2023, the Board of Directors amended the plan for nonexecutive directors to receive a portion of their annual fees, issued quarterly, in the form of restricted common stock equal to $70,000 per member, rounded up to the nearest whole share, to be effective as of January 1, 2024. Accordingly, there were 3,164 and 2,863 shares, issued to non-executive directors during the three months ended March 31, 2024 and 2023, respectively.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company established an employee stock ownership plan (“ESOP”) effective as of January 1, 2020 to provide certain benefits for all employees who meet certain requirements. Expense recognized for the contribution to the ESOP totaled $287,000 and $267,000 for the three months ended March 31, 2024 and 2023, respectively. The Company contributed 23,414 shares and 33,293 shares to the ESOP for the three months ended March 31, 2024 and 2023, respectively.

Note 14:   Preferred Stock

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

The Company redeemed all outstanding shares of the Series A Preferred Stock on April 1, 2024 at a price equal to the liquidation preference of $25.00 per share, using cash on hand. As of the redemption date, the Series A Preferred Stock did not have any accrued but unpaid dividends.

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

Note 15:   Segment Information

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present selected business segment financial information for the three months ended March 31, 2024 and 2023.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

Three Months Ended March 31, 2024	(In thousands)
Interest income	$1,746	$84,901	$224,288	$3,238	$314,173
Interest expense	20	56,140	131,723	(766)	187,117
Net interest income	1,726	28,761	92,565	4,004	127,056
Provision for credit losses	—	940	3,786	—	4,726
Net interest income after provision for credit losses	1,726	27,821	88,779	4,004	122,330
Noninterest income	40,467	3,317	429	(3,339)	40,874
Noninterest expense	19,571	4,798	15,578	8,965	48,912
Income (loss) before income taxes	22,622	26,340	73,630	(8,300)	114,292
Income taxes	6,013	6,150	17,205	(2,130)	27,238
Net income (loss)	$16,609	$20,190	$56,425	$(6,170)	$87,054
Total assets	$416,454	$5,369,299	$11,760,028	$276,795	$17,822,576

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

Three Months Ended March 31, 2023	(In thousands)
Interest income	$1,106	$42,318	$166,726	$1,144	$211,294
Interest expense	—	27,794	84,526	(1,719)	110,601
Net interest income	1,106	14,524	82,200	2,863	100,693
Provision for credit losses	—	1,364	5,503	—	6,867
Net interest income after provision for credit losses	1,106	13,160	76,697	2,863	93,826
Noninterest income	16,597	1,033	(1,189)	(2,177)	14,264
Noninterest expense	14,631	2,755	10,170	7,216	34,772
Income (loss) before income taxes	3,072	11,438	65,338	(6,530)	73,318
Income taxes	1,106	2,797	16,031	(1,571)	18,363
Net income (loss)	$1,966	$8,641	$49,307	$(4,959)	$54,955
Total assets	$341,487	$3,318,491	$10,430,293	$150,695	$14,240,966

Note 16:   Recent Accounting Pronouncements

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

Note 17:   Subsequent Events

The Company redeemed all outstanding shares of the Series A Preferred Stock on April 1, 2024 at a price equal to the liquidation preference of $25.00 per share, or $52 million, using cash on hand. As of March 31, 2024, the cash to redeem the shares was delivered to the Company’s transfer agent, resulting in a prepaid asset reported in other assets. As of the redemption date the Series A Preferred Stock did not have any accrued, but unpaid dividends.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023 or “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q or the following:

●	business and economic conditions, particularly those affecting the financial services industry and our primary market areas;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for loan loss;
●	factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;
●	liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;
●	compliance with governmental and regulatory requirements, relating to banking, consumer protection, securities, and tax matters;
●	our ability to maintain licenses required in connection with residential and multi-family mortgage origination, sale, and servicing operations;
●	our ability to identify and address cybersecurity risks, fraud, and systems errors;
●	our ability to effectively execute our strategic plan and manage our growth;
●	changes in our senior management team and our ability to attract, motivate, and retain qualified personnel;
●	governmental monetary and fiscal policies, and changes in market interest rates;
●	effects of competition from a wide variety of local, regional, national, and other providers of financial, investment and insurance services;

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

●	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation; and
●	changes in federal tax law or policy.

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

Merchants Bancorp

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at March 31, 2024 and results of operations for the three months ended March 31, 2024 and 2023, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this Form 10-Q.

The words “the Company,” “we,” “our,” and “us” refer to Merchants Bancorp and its consolidated subsidiaries, unless we indicate otherwise.

Financial Highlights for the Three Months Ended March 31, 2024

●	Net income of $87.1 million increased $32.1 million, or 58%, compared to the three months ended March 31, 2023. The increase was primarily driven by a $26.4 million, or 26%, increase in net interest income and a $17.0 million, or 722%, increase in loan servicing fees, that was partially offset by a $14.1 million, or 41%, increase in noninterest expense.
●	Diluted earnings per share of $1.80 increased 68% compared to the three months ended March 31, 2023.
●	Tangible book value per common share of $29.26 increased 28% compared to $22.88 for the three months ended March 31, 2023.
●	Total assets of $17.8 billion increased 25% compared to March 31, 2023, and increased 5% compared to December 31, 2023.
●	Loans receivable, net of allowance for credit losses on loans, of $10.7 billion, increased $2.1 billion, or 25%, compared to March 31, 2023, and increased $562.7 million, or 6%, compared to December 31, 2023.
●	As of March 31, 2024, approximately 94% of the total net loans at Merchants Bank reprice within three months, which reduces the risk of market rate increases.
●	Net interest margin was 3.14% compared to 3.27% for the three months ended March 31, 2023.
●	Efficiency ratio was 29.1% compared to 30.3% for the three months ended March 31, 2023.
●	As of March 31, 2024, the Company had $5.6 billion in unused borrowing capacity with the Federal Home Loan Bank and the Federal Reserve Discount window based on available collateral.
●	The Company’s most liquid assets are in unrestricted cash, short-term investments, including interest-bearing demand deposits, mortgage loans in process of securitization, loans held for sale, and warehouse repurchase agreements included in loans receivable. Taken together, with unused borrowing capacity, these totaled $10.9 billion, or 61%, of the $17.8 billion in total assets as of March 31, 2024.
●	Uninsured deposits totaled approximately $2.1 billion as of March 31, 2024, representing less than 15% of total deposits. Since 2018, the Company has offered its customers an opportunity to insure balances in excess of $250,000 through our Insured Cash Sweep program that extends FDIC protection up to $100 million. The balance of deposits in this program was $1.7 billion as of March 31, 2024.
●	Results included a $14.0 million positive fair market value adjustment to servicing rights compared to a $2.9 million negative adjustment in the three months ended March 31, 2023.

Merchants Bancorp

●	Quarterly dividends of $0.09 per common share increased 13% compared to the three months ended March 31, 2023.
●	The Company redeemed all outstanding shares of the Series A Preferred Stock on April 1, 2024 at the liquidation preference of $25.00 per share.

●	The previously announced agreement to sell several Illinois bank branches was completed on January 26, 2024, resulting in a gain of $715,000.

●	On March 27, 2024, the Company executed a credit default swap on a $543.5 million pool of its multi-family mortgage loans, to provide credit protection for the loan pool and reduce risk-based capital requirements.
●	The volume of warehouse loans funded during the three months ended March 31, 2024 amounted to $7.9 billion, an increase of $2.5 billion, or 46%, compared to the three months ended March 31, 2023. This compared to the 13% industry increase in single-family residential loan volumes for the three months ended March 31, 2024 to the same period in 2023, according to an estimate of industry volume by the Mortgage Bankers Association.
●	The volume of loans originated and acquired for sale in the secondary market through our multi-family business increased by $138.6 million, or 122%, to $252.7 million, compared to $114.1 million for the three months ended March 31, 2023.

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

The estimates and judgments that management believes have the most effect on its reported financial position and results of operations are set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no

Merchants Bancorp

significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since those reported for the year ended December 31, 2023.

Financial Condition

As of March 31, 2024, we had approximately $17.8 billion in total assets, $14.0 billion in deposits, and $1.8 billion in total shareholders’ equity. Total assets as of March 31, 2024 included approximately $508.8 million of cash and cash equivalents, $3.5 billion of loans held for sale and $10.7 billion of loans receivable, net of ACL-Loans. Assets also included $142.6 million of mortgage loans in the process of securitization that represent pre-sold multi-family rental real estate loan originations in primarily Government National Mortgage Association (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”), and Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage-backed securities pending settlements that typically occur within 30 days. There were also $1.2 billion in securities classified as held to maturity. Additionally, we had $1.1 billion in securities available for sale, the majority of which were acquired from a warehouse customer, and others are typically match funded with related custodial deposits or required to collateralize our credit-linked notes. There are restrictions on the types of securities we hold, as these are funded by certain custodial deposits where we set the cost of deposits based on the yield of the related securities. Other assets at March 31, 2024 were $360.4 million which primarily represents low-income housing tax credits and prepaid assets associated with the April 1, 2024 redemption of Series A Preferred Stock. Servicing rights at March 31, 2024 were $172.2 million based on the fair value of the loan servicing, which are primarily Ginnie Mae multi-family servicing rights with 10-year call protection.

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

Total Assets.   Total assets of $17.8 billion at March 31, 2024 increased $870.1 million, or 5%, compared to $17.0 billion at December 31, 2023. The increase was due primarily to growth in the warehouse, healthcare, and multi-family loan portfolios as well as loans held for sale.

Cash and Cash Equivalents.  Cash and cash equivalents of $508.8 million at March 31, 2024 decreased $75.7 million, or 13%, compared to December 31, 2023. The 13% decrease reflected $52 million in cash delivered to our Transfer Agent for the April 1, 2024 redemption of Series A Preferred Stock described in Note 14: Preferred Stock and Note 17: Subsequent Events. Included in cash equivalents was $39.2 million in restricted cash associated with the March 2023 issuance of senior credit linked notes described in Note 1: Basis of Presentation and Note 11: Borrowings.

Mortgage Loans in Process of Securitization.  Mortgage loans in process of securitization of $142.6 million at March 31, 2024 increased $32.0 million, or 29%, compared to $110.6 million at December 31, 2023. These represent loans that our banking subsidiary, Merchants Bank, has funded and are held pending settlement, primarily as Ginnie Mae, Fannie Mae, and Freddie Mac mortgage-backed securities with a firm investor commitment to purchase the securities. The 29% increase was primarily due to a higher origination volume of loans that had not yet settled with government agencies.

Securities Available for Sale.   Securities available for sale of $1.1 billion at March 31, 2024 decreased $52.4 million, or 5%, compared to December 31, 2023. The decrease in securities available for sale was primarily due to $246.4 in calls, maturities, repayments, sales and other adjustments, partially offset by purchases of $194.0 million during the period.

Included in securities available for sale were $700.6 million of investments for which a fair value option was elected. Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the unaudited condensed consolidated balance sheets with changes in the fair value recognized in earnings as they occur.

As of March 31, 2024, Accumulated Other Comprehensive Losses (“AOCL”) of $1.2 million, related to securities available for sale, improved $1.3 million, or 53%, compared to losses of $2.5 million at December 31, 2023. The $1.2

Merchants Bancorp

million of AOCL as of March 31, 2024 represented less than 1% of total equity and 1% of total securities available for sale.

Securities Held to Maturity. Securities held to maturity of $1.2 billion at March 31, 2024 decreased $29.1 million, or 2%, compared to December 31, 2023. The decrease was due to remittances of loan payments underlying the securities during the period. These securities were acquired in 2022 and 2023 as part of securitization transactions.

Loans Held for Sale.   Loans held for sale of $3.5 billion at March 31, 2024 increased $358.4 million, or 11%, compared to $3.1 billion at December 31, 2023. The increase in loans held for sale was due primarily to an increase in warehouse participations, as we experienced higher volume. Loans held for sale are comprised primarily of single-family residential real estate loan participations that meet Fannie Mae, Freddie Mac, or Ginnie Mae eligibility. It also includes a growing portfolio of multi-family loans.

Loans Receivable, Net.   Loans receivable, net, of $10.7 billion at March 31, 2024, which are comprised of loans held for investment, increased $562.7 million, or 6%, compared to $10.1 billion at December 31, 2023. The increase in net loans was comprised primarily of:

●	an increase of $390.5 million, or 52%, in mortgage warehouse repurchase agreements, to $1.1 billion at March 31, 2024,
●	an increase of $108.0 million, or 5%, in healthcare financing loans, to $2.5 billion at March 31, 2024,
●	an increase of $90.4 million, or 2%, in multi-family financing loans, to $4.1 billion at March 31, 2024,

The $390.5 million increase in mortgage warehouse lines of credit was due to higher loan volume from increased sales efforts and market exits of competitors.

The $108.0 million increase in healthcare financing was due to higher loan originations.

The $90.4 million increase in multi-family financing was due to higher origination volume for construction, bridge and other loans generated through our multi-family segment that will remain on our balance sheet until they convert to permanent financing or are otherwise paid off over an average of one to three years.

As of March 31, 2024, approximately 94% of the total net loans at Merchants Bank reprice within three months, which reduces the risk of market rate increases.

Allowance for Credit Losses on Loans (“ACL-Loans”). The ACL-Loans of $75.7 million at March 31, 2024 increased $4.0 million, or 6%, compared to December 31, 2023, primarily reflecting increases associated with growth in the multi-family and healthcare portfolios, as well as changes in specific reserves and loss factors to reflect industry conditions.

Also influencing the overall level of the ACL-Loans is our differentiated strategy to typically hold loans with shorter durations and to maintain agency underwriting standards that enable us to sell the majority of our loans under government programs.

Goodwill.   Goodwill of $8.0 million at March 31, 2024 decreased $7.8 million, or 49%, compared to $15.8 million at December 31, 2023. The goodwill associated with FMBI was eliminated upon the sale of their branches to unaffiliated third parties on January 26, 2024.

Servicing Rights.   Servicing rights of $172.2 million at March 31, 2024 increased $13.7 million, or 9%, compared to $158.5 million at December 31, 2023. During the three months ended March 31, 2024, a positive fair market value

Merchants Bancorp

adjustment of $14.0 million and originated or purchased servicing of $2.2 million were partially offset by paydowns of $2.4 million. The $14.0 million positive fair market value adjustment reflected $13.2 million for multi-family mortgages and $0.8 million for single-family and SBA mortgages during the three months ended March 31, 2024.

Servicing rights are recognized in connection with sales of loans when we retain servicing of the sold loans, as well as upon purchases of loan servicing portfolios. The servicing rights are recorded and carried at fair value. The fair value increase recorded during the three months ended March 31, 2024 was driven by higher interest rates that impacted fair market value adjustments. The value of servicing rights generally increases in rising interest rate environments and declines in falling interest rate environments due to expected prepayments and earnings rates on escrow deposits.

Other Assets & Receivables. Other assets and receivables of $360.4 million at March 31, 2024 increased by $54.1 million, or 18%, compared to December 31, 2023. The increase was primarily due to $52.0 million prepaid funding for the April 1, 2024, Series A Preferred Stock redemption.

Deposits.   Deposits of $14.0 billion at March 31, 2024 decreased $85.8 million, or 1%, compared to $14.1 billion December 31, 2023. The decrease was primarily due to a $1.1 billion decrease in brokered demand deposit accounts partially offset by an increase of $885.6 million in brokered certificate of deposits. Total demand deposits decreased $900.9 million, partially offset by an increase in total certificates of deposit of $790.1 million and an increase in total savings deposits of $24.9 million. As of March 31, 2024, approximately 88% of the total deposits at Merchants Bank reprice within three months.

Core deposits increased by $132.0 million, or 2%, to $8.2 billion at March 31, 2024 compared to December 31, 2023. Core deposits represented 59% of total deposits at March 31, 2024 compared to 58% of total deposits at December 31, 2023.

We have decreased our use of brokered deposits by $217.8 million, or 4%, to $5.8 billion at March 31, 2024 compared to $6.0 billion at December 31, 2023. Brokered deposits represented 41% of total deposits at March 31, 2024, compared to 42% of total deposits at December 31, 2023. As of March 31, 2024, brokered certificates of deposit had a weighted average remaining duration of 57 days.

●	Brokered demand deposit accounts decreased $1.1 billion, or 73%, to $400.2 million at March 31, 2024 compared to December 31, 2023.
●	Brokered certificates of deposit accounts increased $885.6 million, or 20%, to $5.4 billion at March 31, 2024 compared to December 31, 2023.

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

Compared to December 31, 2023, interest-bearing deposits increased $114.4 million, or 1%, to $13.7 billion at March 31, 2024, and noninterest-bearing deposits decreased $200.2 million, or 38%, to $319.9 million at March 31, 2024.

Uninsured deposits totaled approximately $2.1 billion as of March 31, 2024, representing less than 15% of total deposits. Since 2018, the Company has offered its customers an opportunity to insure balances in excess of $250,000 through our Insured Cash Sweep program that extends FDIC protection up to $100 million. The balance of deposits in this program was $1.7 billion as of March 31, 2024.

Merchants Bancorp

Borrowings.   Borrowings of $1.8 billion at March 31, 2024 increased $871.9 million, or 90%, compared to $964.1 million at December 31, 2023. The increase was primarily due to an increase of $654.9 million in FHLB advances, an increase of $50.0 million in the usage of the Federal Reserve’s discount window and an increase of $175.0 million in American Financial Exchange (“AFX”) borrowings. Depending on rates and timing, borrowing can be a more effective liquidity management alternative than utilizing brokered certificates of deposits. The Company primarily utilizes borrowing facilities from the FHLB, the Federal Reserve’s discount window, and AFX. See Note 11: Borrowings for further information.

The Company continues to have significant borrowing capacity based on available collateral. As of March 31, 2024, unused lines of credit totaled $5.6 billion, compared to $6.0 billion at December 31, 2023.

Total Shareholders’ Equity.   Total shareholders’ equity was $1.8 billion as of March 31, 2024. The $75.4 million increase compared to December 31, 2023 resulted primarily from the net income of $87.1 million, which was partially offset by dividends paid on common and preferred shares of $12.6 million during the period.

Asset Quality

Total nonperforming loans (nonaccrual and greater than 90 days past due but still accruing) were $131.8 million, or 1.22% of loans receivable at March 31, 2024, compared to $82.0 million, or 0.80%, of total loans at December 31, 2023 and $65.3 million, or 0.76%, at March 31, 2023. The increase in non-performing loans compared to December 31, 2023 was primarily due to three customers with delinquent payments of 90 days or more. As of March 31, 2024, only 13 customers were classified in nonaccrual status and eight were delinquent by 90 days or more, but still accruing interest, with full payment expected.

As a percentage of nonperforming loans, the ACL-Loans was 57% at March 31, 2024 compared to 87% at December 31, 2023 and 79% at March 31, 2023. The changes compared to both periods were primarily due to an increase in nonperforming loans.

Total loans greater than 30 days past due were $188.7 million at March 31, 2024, $183.5 million at December 31, 2023, and $83.5 million at March 31, 2023. The increase compared to March 31, 2023 was due to the delinquency of six multi-family customers and four healthcare customers.

Special Mention (Watch) loans were $232.1 million at March 31, 2024, compared to $191.3 million at December 31, 2023. The increase was primarily due to higher interest rates that negatively impact our borrowers’ ability to make higher required payments.

During the three months ended March 31, 2024, there was one charge-off of a commercial loan for $925,000 and $1,000 of recoveries, compared to no charge-offs and $7,000 of recoveries for the three months ended March 31, 2023.

Comparison of Operating Results for the Three Months Ended March 31, 2024 and 2023

General.   Net income of $87.1 million for the three months ended March 31, 2024 increased by $32.1 million, or 58%, compared with $55.0 million for the three months ended March 31, 2023, primarily driven by a $26.4 million, or 26%, increase in net interest income and a $17.0 million, or 722%, increase in loan servicing fees that was partially offset by a $14.1 million, or 41%, increase in noninterest expense. Results for the three months ended March 31, 2024 included a $14.0 million positive fair market value adjustment to servicing rights compared to a $2.9 million negative adjustment for the three months ended March 31, 2023.

Net Interest Income.   Net interest income of $127.1 million for the three months ended March 31, 2024 increased $26.4 million, or 26%, compared with $100.7 million for the three months ended March 31, 2023. The increase reflected higher average balances and yields on loans and loans held for sale, as well as higher average yields and average balances of securities available for sale, which were partially offset by higher average balances and interest rates on

Merchants Bancorp

deposits, as well as higher rates on borrowings. The interest rate spread of 2.58% for the three months ended March 31, 2024 decreased 18 basis points compared to 2.76% for the three months ended March 31, 2023.

Our net interest margin decreased 13 basis points, to 3.14%, for the three months ended March 31, 2024 compared to 3.27% for the three months ended March 31, 2023.

Interest Income.   Interest income of $314.2 million for the three months ended March 31, 2024 increased $102.9 million, or 49%, compared with $211.3 million for the three months ended March 31, 2023. This increase reflected an increase in both average balances and yields of loans and loans held for sale, as well as securities available for sale and held to maturity. The higher yields were in response to higher interest rates set by the Federal Reserve.

Interest income of $272.0 million for the three months ended March 31, 2024 for loans and loans held for sale increased $82.5 million, or 44%, compared to the three months ended March 31, 2023. The average balance of loans, including loans held for sale, of $13.5 billion increased $2.9 billion, or 27%, compared $10.6 billion for the three months ended March 31, 2023. The average yield on loans increased 86 basis points to 8.11%, for the three months ended March 31, 2024, compared to 7.25% for the three months ended March 31, 2023. The increase in average balances of loans and loans held for sale was primarily due to increases in warehouse, multi-family, and healthcare loans, as well as loans held for sale, during the period.

Interest income of $14.4 million for the three months ended March 31, 2024 on securities available for sale increased $12.1 million, or 535%, compared to the three months ended March 31, 2023. The average balance of securities available for sale of $1.1 billion increased $639.5 million, or 144%, compared to $445.6 million for the three months ended March 31, 2023. The average yield increased 327 basis points to 5.33%, for the three months ended March 31, 2024 compared to 2.06% for the three months ended March 31, 2023. The increase in average balances of securities available for sale was primarily associated with the acquisition of certain securities in from a warehouse customer in December 2023 that provide protective put options and interest rate floor derivatives to prevent losses in value.

Interest income of $20.5 million for the three months ended March 31, 2024 for securities held to maturity increased $4.8 million, or 30%, compared to the three months ended March 31, 2023. The average balance of securities held for maturity of $1.2 billion increased $81.4 million, or 7%, compared to $1.1 billion for the three months ended March 31, 2023. The average yield increased 117 basis points 6.90% for the three months ended March 31, 2024 compared to 5.73% for the three months ended March 31, 2023. The increase in average balance of securities held to maturity was primarily related to held to maturity securities acquired as part of loan securitizations.

Interest income of $5.5 million for the three months ended March 31, 2024 on interest-bearing deposits and other increased $3.4 million, or 155%, compared to the three months ended March 31, 2023. The average balance of interest-earning deposits and other of $346.2 million increased $161.7 million, or 88%, compared to $184.5 million for the three months ended March 31, 2023. The average yield increased 166 basis points to 6.44%, for the three months ended March 31, 2024 compared to 4.78% for the three months ended March 31, 2023.

Interest Expense.   Total interest expense of $187.1 for the three months ended March 31, 2024 increased $76.5 million, or 69%, compared with $110.6 million for the three months ended March 31, 2023.

Interest expense on deposits increased $66.6 million, or 64%, to $171.0 million for the three months ended March 31, 2024, from $104.4 million for the three months ended March 31, 2023. The increase was primarily due to higher rates average balances and rates on certificates of deposit and interest-bearing checking, as well as higher rates on borrowings.

Interest expense of $76.5 million for the three months ended March 31, 2024 for certificate of deposit accounts increased $41.5 million, or 119%, compared to $34.9 million for the three months ended March 31, 2023. The average balance of certificates of deposits was $5.7 billion for the three months ended March 31, 2024, which increased $2.4 billion, or 71%, compared to the three months ended March 31, 2023. The average interest rate on certificates of deposits

Merchants Bancorp

was 5.40% for the three months ended March 31, 2024, which was a 114 basis point increase compared to 4.26% for the three months ended March 31, 2023.

Interest expense of $60.7 million for the three months ended March 31, 2024 for interest-bearing checking accounts increased $20.0 million, or 49%, compared to the three months ended March 31, 2023. The average balance of interest-bearing checking accounts was $5.1 billion for the three months ended March 31, 2024, which increased $1.0 billion, or 25%, compared to the three months ended March 31, 2023. The average yield of interest-bearing checking was 4.81% for the three months ended March 31, 2024, which was a 74 basis point increase compared to 4.07% for the three months ended March 31, 2023.

Interest expense on borrowings of $16.1 million for the three months ended March 31, 2024 increased $9.9 million, or 161%, compared to $6.2 million the three months ended March 31, 2023. The increase was due primarily to a 386 basis point increase in the average cost of borrowings to 9.03%, compared to 5.17% for the three months ended March 31, 2023. Also included in borrowings, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 8.50% and 4.82%, to an effective rate of 9.03% and 5.17% for the three months ended March 31, 2024 and 2023, respectively.

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

	Three Months Ended March 31,
	2024			2023
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-bearing deposits, and other	$346,150	$5,545	6.44%	$184,470	$2,176	4.78%
Securities available for sale - taxable	1,085,114	14,388	5.33%	445,614	2,266	2.06%
Securities held to maturity	1,196,633	20,522	6.90%	1,115,243	15,754	5.73%
Mortgage loans in process of securitization	137,890	1,720	5.02%	159,333	1,648	4.19%
Loans and loans held for sale	13,494,961	271,998	8.11%	10,595,669	189,450	7.25%
Total interest-earning assets	16,260,748	314,173	7.77%	12,500,329	211,294	6.86%
Allowance for credit losses on loans	(71,544)			(45,190)
Noninterest-earning assets	603,868			430,596
Total assets	$16,793,072			$12,885,735

Liabilities/Equity:
Interest-bearing checking	$5,070,393	$60,688	4.81%	$4,052,081	$40,647	4.07%
Savings deposits	201,860	219	0.44%	237,289	265	0.45%
Money market	2,817,382	33,644	4.80%	2,848,500	28,608	4.07%
Certificates of deposit	5,694,933	76,471	5.40%	3,322,991	34,922	4.26%
Total interest-bearing deposits	13,784,568	171,022	4.99%	10,460,861	104,442	4.05%
Borrowings	716,853	16,095	9.03%	482,723	6,159	5.17%
Total interest-bearing liabilities	14,501,421	187,117	5.19%	10,943,584	110,601	4.10%
Noninterest-bearing deposits	332,172			304,119
Noninterest-bearing liabilities	211,819			141,422
Total liabilities	15,045,412			11,389,125
Equity	1,747,660			1,496,610
Total liabilities and equity	$16,793,072			$12,885,735
Net interest income		$127,056			$100,693
Interest rate spread			2.58%			2.76%
Net interest-earning assets	$1,759,327			$1,556,745
Net interest margin			3.14%			3.27%
Average interest-earning assets to average interest-bearing liabilities			112.13%			114.23%

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

Merchants Bancorp

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Three Months Ended March 31, 2024
	compared to March 31, 2023
	Increase (Decrease)
	Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-bearing deposits, and other	$1,907	$1,462	$3,369
Securities available for sale - taxable	3,252	8,870	12,122
Securities held to maturity	1,150	3,618	4,768
Mortgage loans in process of securitization	(222)	294	72
Loans and loans held for sale	51,839	30,709	82,548
Total interest income	57,926	44,953	102,879
Interest expense
Deposits
Interest-bearing checking	10,215	9,826	20,041
Savings deposits	(40)	(6)	(46)
Money market deposits	(313)	5,349	5,036
Certificates of deposit	24,927	16,622	41,549
Total Deposits	34,789	31,791	66,580
Borrowings	2,988	6,948	9,936
Total interest expense	37,777	38,739	76,516
Net interest income	$20,149	$6,214	$26,363

Provision for Credit Losses.   We recorded a provision for credit losses of $4.7 million for the three months ended March 31, 2024, a decrease of $2.1 million, or 31%, over the three months ended March 31, 2023. The $4.7 million provision for credit losses consisted of $4.9 million for the ACL-Loans and a negative provision of $0.2 million for the ACL-OBCE’s. The ACL-Loans was $75.7 million, or 0.70% of total loans, at March 31, 2024, compared to $71.8 million, or 0.70% of total loans, at December 31, 2023, and $51.8 million, or 0.60%, at March 31, 2023. The increases in the ACL-Loans compared to both prior periods reflected increases associated with loan growth in the multi-family and healthcare portfolios, as well as changes in specific reserves and loss factors to reflect industry conditions. Additional details are provided in the ACL-Loans portion of the Comparison of Financial Condition at March 31, 2024 and December 31, 2023 and in Note 4: Loans and Allowance for Credit Losses on Loans.

Noninterest Income.   Noninterest income of $40.9 million for the three months ended March 31, 2024 increased $26.6 million, or 187%, compared to $14.3 million for the three months ended March 31, 2023. The increase was primarily due to a $17.0 million, or 722%, increase in loan servicing fees, a $4.1 million, or 338%, increase in syndication and asset management fees, a $3.0 million, or 103%, increase in other income and a $2.6 million, or 39%, increase in gain on sale of loans.

Loan servicing fees included a $14.0 million positive fair market value adjustment to servicing rights for the three months ended March 31, 2024, compared to a $2.9 million negative adjustment to fair value of servicing rights for the three months ended March 31, 2023. The $2.6 million, or 39%, increase in gain on sale of loans resulted from higher interest rates across the industry that have led lower multi-family volumes sold in the secondary market. The $3.0 million increase in other income included a $2.3 million gain on derivatives for interest rate protection.

Merchants Bancorp

A summary of the gain on sale of loans for the three months ended March 31, 2024 and 2023 is below:

	For the Three Months Ended March 31,
	2024	2023

	(in thousands)
Loan Type
Multi-family	$8,423	$4,920
Single-family	280	277
Small Business Association (SBA)	653	1,536
Total	$9,356	$6,733

Noninterest Expense.   Noninterest expense of $48.9 million for the three months ended March 31, 2024 increased $14.1 million, or 41%, compared to $34.8 million for the three months ended March 31, 2023. The increase was due primarily to a $7.5 million, or 34%, increase in salaries and employee benefits associated with higher commissions on higher production volume. Also contributing to the higher expenses was a $2.9 million, or 135%, increase in FDIC deposit insurance expenses reflecting our growth in assets and the change in fee structure, as we are now classified as a large financial institution over $10 billion. Also, impacting the higher expenses was a $1.8 million, or 81%, increase in professional fees. The efficiency ratio was at 29.1% in the three months ended March 31, 2024, compared with 30.3% in the three months ended March 31, 2023.

Income Taxes.   Income tax expense increased $8.9 million, or 48%, to $27.2 million for the three months ended March 31, 2024 from the three months ended March 31, 2023. The increase was due primarily to a 56% increase in pretax income period to period. The effective tax rate was 23.8% and 25.0% for the three months ended March 31, 2024 and March 31, 2023, respectively.

Our Segments

We operate in three primary segments: Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. The reportable segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company.  The Multi-family Mortgage Banking segment originates and services government sponsored mortgages for multi-family and healthcare facilities.  It is also a fully integrated syndicator of low-income housing tax credit and debt funds.  As one of the top ranked agency lenders in the nation, our licenses with Fannie Mae, Freddie Mac, and FHA, coupled with our bank financing products, provide sponsors custom beginning-to-end financing solutions that adapt to an ever-changing market. We are also one of the largest Ginnie Mae servicers in the country based on aggregate loan principal value. As of March 31, 2024 the Company’s total servicing portfolio had an unpaid principal balance of $26.4 billion, primarily managed in the Multi-Family Mortgage Banking segment. Included in this amount was an unpaid principal balance of loans serviced for others of $15.4 billion, an unpaid principal balance of loans sub-serviced for others of $2.2 billion, and other servicing balances of $0.7 billion at March 31, 2024. These loans are not included in the accompanying unaudited condensed consolidated balance sheet. The Company also manages $8.1 billion of loans on the balance sheet at March 31, 2024. The servicing portfolio is primarily Ginnie Mae, Fannie Mae, and Freddie Mac loans and is a significant source of our noninterest income and deposits.

Our Mortgage Warehousing segment funds agency eligible loans for non-depository financial institutions from the date of origination or purchase until the date of sale to an investor, which typically takes less than 30 days and is a significant source of our net interest income, loans, and deposits. Mortgage Warehousing has funded over $33.2 billion in 2022, $33.0 billion in 2023 and $7.9 billion in the three months ended March 31, 2024. Mortgage Warehousing also provides commercial loans and collects deposits related to the mortgage escrow accounts of its customers.

The Banking segment includes retail banking, commercial lending, agricultural lending, retail and correspondent residential mortgage banking, and SBA lending. Banking operates primarily in Indiana, except for correspondent mortgage banking which, like Multi-family Mortgage Banking and Mortgage Warehousing, is a national business. The

Merchants Bancorp

Banking segment has a well-diversified customer and borrower base and has experienced significant growth over the past three years.

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

The Other segment presented below, in Note 15: Segment Information, and elsewhere in this report includes general and administrative expenses for provision of services to all segments, internal funds transfer pricing offsets resulting from allocations to or from the other segments, certain elimination entries, and investments in low-income housing tax credit limited partnerships or Limited Liability Companies (“LLC”).

For the three months ended March 31, 2024 and 2023, we had total net income of $87.1 million and $55.0 million, respectively. Net income for our three segments for the respective periods was as follows:

	For the Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Multi-family Mortgage Banking	$16,609	$1,966
Mortgage Warehousing	20,190	8,641
Banking	56,425	49,307
Other	(6,170)	(4,959)

Total	$87,054	$54,955

Multi-family Mortgage Banking.   The Multi-family Mortgage Banking segment reported net income of $16.6 million for the three months ended March 31, 2024, an increase of $14.6 million, or 745%, from net income of $2.0 million reported for the three months ended March 31, 2023. The increase in net income was primarily due to a $16.4 million increase in servicing fees, as well as higher syndication and asset management fees, and higher gain on sale of loans.

Servicing fees included a $13.2 million positive fair market value adjustment to servicing rights for the three months ended March 31, 2024, compared to a $2.2 million negative adjustment to fair value of servicing rights for the three months ended March 31, 2023.

Mortgage Warehousing.   The Mortgage Warehousing segment reported net income of $20.2 million for the three months ended March 31, 2024, an increase of $11.5 million, or 134%, compared to $8.6 million for the three months ended March 31, 2023. The increase in net income reflected higher net interest income as volumes increased.

There was a 46% increase in warehouse loan volume of $7.9 billion compared to $5.4 billion for the three months ended March 31, 2023, which significantly exceeded industry volume increases of 13%, according to the Mortgage Bankers Association.

Merchants Bancorp

Banking.   The Banking segment reported net income of $56.4 million for the three months ended March 31, 2024, an increase of $7.1 million, or 14%, compared to $49.3 million for the three months ended March 31, 2023. The increase in net income was primarily due to higher net interest income from higher yields and average balances on loans.

The results included a $0.8 million positive fair market value adjustment to servicing rights for the three months ended March 31, 2024, compared to a $0.7 million negative adjustment to fair value of servicing rights for the three months ended March 31, 2023.

Liquidity and Capital Resources

Liquidity.

Our primary sources of funds are business and consumer deposits, escrow and custodial deposits, brokered deposits, borrowings, principal and interest payments on loans, interest on investment securities, and proceeds from sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition.

At March 31, 2024, based on collateral, we had $5.6 billion in available unused borrowing capacity with the FHLB and the Federal Reserve discount window. This compared to $6.0 billion at December 31, 2023. While the amounts available fluctuate daily, we also had available capacity lines through our membership in the AFX. This liquidity enhances the ability to effectively manage interest expense and asset levels in the future.

The Company’s most liquid assets are in cash, short-term investments, including interest-bearing demand deposits, mortgage loans in process of securitization, loans held for sale, and warehouse repurchase agreements included in loans receivable. Taken together with its unused borrowing capacity of $5.6 billion described above, these totaled $10.9 billion, or 61%, of its $17.8 billion total assets at March 31, 2024. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our liquid assets and borrowing capacity significantly exceed our uninsured deposits. Uninsured deposits totaled approximately $2.1 billion as of March 31, 2024, representing less than 15% of total deposits. Since 2018, the Company has offered its customers an opportunity to insure balances in excess of $250,000 through our insured cash sweep program that extends FDIC protection up to $100 million. The balance of deposits in this program was $1.7 billion and $1.6 billion as of March 31, 2024 and December 31, 2023, respectively.

The Company’s investment portfolio has minimal levels of unrealized losses and management does not anticipate a need to sell securities for liquidity purposes at a loss. As of March 31, 2024, Accumulated Other Comprehensive Losses (“AOCL”) of $1.2 million, related to securities available for sale, decreased $1.3 million, or 53%, compared to losses of $2.5 million as of December 31, 2023. The $1.2 million of AOCL as of March 31, 2024 represented less than 1% of total equity and 1% of total securities available for sale.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in by operating activities was $(383.8) million and $(301.5) million for the three months ended March 31, 2024 and 2023, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities and loans, was $(695.0) million and $(1.1) billion for the three months ended March 31, 2024 and 2023, respectively. Net cash provided by financing activities, which is comprised primarily of net change in borrowings and deposits was $1.0 billion and $1.6 billion for the three months ended March 31, 2024 and 2023, respectively.

Certificates of deposit that are scheduled to mature in less than one year from March 31, 2024 totaled $5.9 billion, or 98% of total certificates of deposit. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize

Merchants Bancorp

FHLB advances, the Federal Reserve discount window, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

At March 31, 2024, we had $3.8 billion in outstanding commitments to extend credit that are subject to credit risk and $4.1 billion outstanding commitments subject to certain performance criteria and cancellation by the Company, including loans pending closing, unfunded construction draws, and unfunded lines of warehouse credit. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Additionally, the Company’s business model is designed to continuously sell a significant portion of its loans, which provides flexibility in managing its liquidity.

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

Shareholders’ Equity. Shareholders’ equity was $1.8 billion as of March 31, 2024, compared to $1.7 billion as of December 31, 2023. The $75.4 million, or 4%, increase resulted primarily from net income of $87.1 million, which was partially offset by dividends paid on common and preferred shares of $12.6 million during the period.

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

The Company redeemed all outstanding shares of the Series A Preferred Stock on April 1, 2024 at a price equal to the liquidation preference of $25.00 per share, using cash on hand. As of the redemption date, the Series A Preferred Stock did not have any accrued but unpaid dividends.

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

Merchants Bancorp

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

Merchants Bancorp

Common Shares/Dividends. As of March 31, 2024, the Company had 43,354,718 common shares issued and outstanding. The Board declared a quarterly dividend of $0.09 per share for the first quarter of 2024.

Capital Adequacy.

The following tables present the Company’s capital ratios at March 31, 2024 and December 31, 2023:

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
March 31, 2024
Total capital(1) (to risk-weighted assets)
Company	$1,858,348	11.7%	$1,662,302	10.5%	$—	N/A	%
Merchants Bank	1,801,020	11.4%	1,660,561	10.5%	1,581,487	10.0
Tier I capital(1) (to risk-weighted assets)
Company	1,768,553	11.2%	1,345,673	8.5%	—	N/A	%
Merchants Bank	1,711,225	10.8%	1,344,264	8.5%	1,265,189	8.0
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,268,945	8.0%	1,108,202	7.0%	—	N/A	%
Merchants Bank	1,711,225	10.8%	1,107,041	7.0%	1,027,966	6.5
Tier I capital(1) (to average assets)
Company	1,768,553	10.5%	839,199	5.0%	—	N/A	%
Merchants Bank	1,711,225	10.2%	837,560	5.0%	837,560	5.0
(1)	As defined by regulatory agencies.

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2023
Total capital(1) (to risk-weighted assets)
Company	$1,772,195	11.6%	$1,598,260	10.5%	$—	N/A %
Merchants Bank	1,724,505	11.5%	1,577,434	10.5%	1,502,318	10.0%
FMBI	40,613	21.1%	20,209	10.5%	19,247	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	1,686,202	11.1%	1,293,830	8.5%	—	N/A %
Merchants Bank	1,639,171	10.9%	1,276,970	8.5%	1,201,854	8.0%
FMBI	39,953	20.8%	16,360	8.5%	15,398	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,186,594	7.8%	1,065,507	7.0%	—	N/A %
Merchants Bank	1,639,171	10.9%	1,051,623	7.0%	976,507	6.5%
FMBI	39,953	20.8%	13,473	7.0%	12,511	6.5%
Tier I capital(1) (to average assets)
Company	1,686,202	10.1%	832,706	5.0%	—	N/A %
Merchants Bank	1,639,171	10.1%	815,191	5.0%	815,191	5.0%
FMBI	39,953	11.5%	17,391	5.0%	17,391	5.0%

(1)	As defined by regulatory agencies.

Merchants Bancorp

Quantitative measures established by regulation to ensure capital adequacy require the Company and Merchants Bank to maintain minimum amounts and ratios (set forth in the table above). Management believes, as of March 31, 2024 and December 31, 2023, that the Company and Merchants Bank met all capital adequacy requirements to which they were subject.

As of March 31, 2024 and December 31, 2023, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or Merchants Bank’s category.

FMBI was subject to these measures prior to the sale of its branches and the merger of its remaining charter into Merchants Bank in January 2024. As of December 31, 2023, FMBI met all capital adequacy requirements (as set forth in the table above). The FDIC categorized FMBI as well capitalized at that time and there are no conditions or events since that notification that management believes would have changed that category.

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

Our Asset-Liability Committee, or ALCO, is a management committee that manages our interest rate risk within policy limits established by our board of directors. In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Our ALCO meets quarterly, at a minimum, to monitor the level of interest rate risk sensitivity to ensure compliance with the board of directors’ approved risk limits. Additionally, the Risk Committee meets quarterly, in conjunction with Board meetings, to assess risks associated with interest rate sensitivity.

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

Merchants Bancorp

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

The following table presents NII at Risk for Merchants Bank as of March 31, 2024 and December 31, 2023.

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
March 31, 2024:
Dollar change	$(75,217)	$(37,381)	$29,134	$56,508
Percent change	(14.5)%	(7.2)%	5.6%	10.9%

December 31, 2023:
Dollar change	$(73,311)	$(36,576)	$29,601	$57,294
Percent change	(15.0)%	(7.5)%	6.0%	11.7%

Our interest rate risk management policy limits the change in our net interest income to 20% for a +/-100 basis point move in interest rates, and 30% for a +/-200 basis point move in rates. At March 31, 2024 we estimated that we are within policy limits set by our board of directors for the -200, -100, +100, and +200 basis point scenarios.

The EVE results for Merchants Bank included in the following table reflect the analysis used quarterly by management. It models immediate -200, -100, +100 and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
March 31, 2024:
Dollar change	$173,967	$90,058	$(31,781)	$(77,259)
Percent change	10.2%	5.3%	(1.9)%	(4.6)%

December 31, 2023:
Dollar change	$180,864	$92,793	$(34,800)	$(79,455)
Percent change	10.8%	5.5%	(2.1)%	(4.7)%

Merchants Bancorp

Our interest rate risk management policy limits the change in our EVE to 15% for a +/-100 basis point move in interest rates, and 20% for a +/-200 basis point move in rates. We are within policy limits set by our board of directors for the -200, -100, +100 and +200 basis point scenarios. The EVE reported at March 31, 2024 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective.

(b)        Changes in internal control.

There have been no changes in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Merchants Bancorp

Part II

Other Information

ITEM 1.      Legal Proceedings

None.

ITEM 1A.   Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Merchants Bancorp

Date:	May 10, 2024	By:	/s/ Michael F. Petrie
Michael F. Petrie
Chairman & Chief Executive Officer

Date:	May 10, 2024	By:	/s/ John F. Macke
John F. Macke Chief Financial & Accounting Officer
(Principal Financial Officer)