Form 10-Q
period 2024-06-30
Merchants Bancorp
filed 2024-08-09
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 1, 2024, the latest practicable date, 45,757,567 shares of the registrant’s common stock, without par value, were issued and outstanding.

Merchants Bancorp

Part I – Financial Information

Item 1. Financial Statements

Merchants Bancorp

Condensed Consolidated Balance Sheets

June 30, 2024 (Unaudited) and December 31, 2023

(In thousands, except share data)

	June 30,	December 31,
	2024	2023*
Assets
Cash and due from banks	$10,242	$15,592
Interest-earning demand accounts	530,640	568,830
Cash and cash equivalents	540,882	584,422
Securities purchased under agreements to resell	3,304	3,349
Mortgage loans in process of securitization	209,244	110,599
Securities available for sale ($682,774 and $722,497 utilizing fair value option, respectively)	1,017,019	1,113,687
Securities held to maturity ($1,291,960 and $1,203,535 at fair value, respectively)	1,291,110	1,204,217
Federal Home Loan Bank (FHLB) stock	67,499	48,578
Loans held for sale (includes $102,873 and $86,663 at fair value, respectively)	3,483,076	3,144,756
Loans receivable, net of allowance for credit losses on loans of $81,028 and $71,752, respectively	10,933,189	10,127,801
Premises and equipment, net	46,833	42,342
Servicing rights	178,776	158,457
Interest receivable	90,360	91,346
Goodwill	8,014	15,845
Other assets and receivables	343,116	307,117
Total assets	$18,212,422	$16,952,516
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$383,260	$520,070
Interest-bearing	14,533,807	13,541,390
Total deposits	14,917,067	14,061,460
Borrowings	1,159,206	964,127
Deferred and current tax liabilities, net	25,098	19,923
Other liabilities	222,904	205,922
Total liabilities	16,324,275	15,251,432
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 75,000,000 shares
Issued and outstanding - 45,757,567 shares at June 30, 2024 and 43,242,928 shares at December 31, 2023	238,492	140,365
Preferred stock, without par value - 5,000,000 total shares authorized
7% Series A Preferred stock - $25 per share liquidation preference
Authorized - no shares at June 30, 2024 and 3,500,000 shares at December 31, 2023
Issued and outstanding - no shares at June 30, 2024 and 2,081,800 shares at December 31, 2023	—	50,221
6% Series B Preferred stock - $1,000 per share liquidation preference
Authorized - 125,000 shares
Issued and outstanding - 125,000 shares (equivalent to 5,000,000 depositary shares)	120,844	120,844
6% Series C Preferred stock - $1,000 per share liquidation preference
Authorized - 200,000 shares
Issued and outstanding - 196,181 shares (equivalent to 7,847,233 depositary shares)	191,084	191,084
8.25% Series D Preferred stock - $1,000 per share liquidation preference
Authorized - 300,000 shares
Issued and outstanding - 142,500 shares (equivalent to 5,700,000 depositary shares)	137,459	137,459
Retained earnings	1,200,778	1,063,599
Accumulated other comprehensive loss	(510)	(2,488)
Total shareholders' equity	1,888,147	1,701,084
Total liabilities and shareholders' equity	$18,212,422	$16,952,516

*Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Income (Unaudited)

For the Three and Six Months Ended June 30, 2024 and 2023

(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest Income
Loans	$284,421	$228,732	$556,419	$418,182
Mortgage loans in process of securitization	3,044	3,127	4,764	4,775
Investment securities:
Available for sale	14,784	5,564	29,172	7,830
Held to maturity	19,799	17,311	40,321	33,065
Federal Home Loan Bank stock	1,277	471	2,121	898
Other	4,948	2,864	9,649	4,613
Total interest income	328,273	258,069	642,446	469,363
Interest Expense
Deposits	179,651	137,801	350,673	242,243
Borrowed funds	20,503	14,651	36,598	20,810
Total interest expense	200,154	152,452	387,271	263,053
Net Interest Income	128,119	105,617	255,175	206,310
Provision for credit losses	9,965	22,603	14,691	29,470
Net Interest Income After Provision for Credit Losses	118,154	83,014	240,484	176,840
Noninterest Income
Gain on sale of loans	11,168	11,350	20,524	18,083
Loan servicing fees, net	10,827	8,616	30,229	10,976
Mortgage warehouse fees	1,524	2,865	2,506	3,893
Loss on sale of investments available for sale (includes $0, $0, $(108) and $0, respectively, related to accumulated other comprehensive loss reclassifications)	—	—	(108)	—
Syndication and asset management fees	3,233	3,896	8,536	5,108
Other income	4,599	3,155	10,538	6,086
Total noninterest income	31,351	29,882	72,225	44,146
Noninterest Expense
Salaries and employee benefits	28,373	25,724	57,969	47,870
Loan expenses	993	907	1,949	1,711
Occupancy and equipment	2,239	2,456	4,476	4,688
Professional fees	3,556	3,723	7,655	5,992
Deposit insurance expense	5,579	3,806	10,704	5,984
Technology expense	1,859	1,571	3,713	3,148
Other expense	7,781	6,133	12,826	9,699
Total noninterest expense	50,380	44,320	99,292	79,092
Income Before Income Taxes	99,125	68,576	213,417	141,894
Provision for income taxes (includes $0, $0, $26 and $0, respectively, related to income tax benefit for reclassification items)	22,732	3,274	49,970	21,637
Net Income	$76,393	$65,302	$163,447	$120,257
Dividends on preferred stock	(7,757)	(8,668)	(16,424)	(17,335)
Impact of preferred stock redemption	(1,823)	—	(1,823)	—
Net Income Available to Common Shareholders	66,813	56,634	145,200	102,922
Basic Earnings Per Share	$1.50	$1.31	$3.30	$2.38
Diluted Earnings Per Share	$1.49	$1.31	$3.29	$2.38
Weighted-Average Shares Outstanding
Basic	44,569,345	43,235,398	43,937,665	43,207,655
Diluted	44,698,324	43,309,393	44,082,485	43,300,240

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three and Six Months Ended June 30, 2024 and 2023

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Income	$76,393	$65,302	$163,447	$120,257
Other Comprehensive Income:
Net unrealized gain on investment securities available for sale, net of tax expense of $(209), $(402), $(593) and $(1,336), respectively	663	693	1,896	3,485
Add: Reclassification adjustment for losses included in net income, net of tax benefit of $0, $0, $26 and $0, respectively	—	—	82	—
Other comprehensive income for the period	663	693	1,978	3,485
Comprehensive Income	$77,056	$65,995	$165,425	$123,742

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three and Six Months Ended June 30, 2024 and 2023

(In thousands, except share data)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024		2023		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance beginning of period	43,354,718	$139,950	43,233,618	$138,105	43,242,928	$140,365	43,113,127	$137,781
Distribution to employee stock ownership plan	-	-	-	-	23,414	997	33,293	810
Issuance of common stock, net of $5.5 million in offering expenses	2,400,000	97,655	-	-	2,400,000	97,655	-	-
Shares issued for stock compensation plans, net of taxes withheld to satisfy tax obligations	2,849	887	3,682	748	91,225	(525)	90,880	262
Balance end of period	45,757,567	238,492	43,237,300	138,853	45,757,567	238,492	43,237,300	138,853

7% Series A Preferred Stock
Balance beginning of period	2,081,800	50,221	2,081,800	50,221	2,081,800	50,221	2,081,800	50,221
Redemption of 7% Series A preferred stock	(2,081,800)	(50,221)	-	-	(2,081,800)	(50,221)	-	-
Balance end of period	-	-	2,081,800	50,221	-	-	2,081,800	50,221

6% Series B Preferred Stock
Balance beginning and end of period	125,000	120,844	125,000	120,844	125,000	120,844	125,000	120,844

6% Series C Preferred Stock
Balance beginning and end of period	196,181	191,084	196,181	191,084	196,181	191,084	196,181	191,084

8.25% Series D Preferred Stock
Balance beginning and end of period	142,500	137,459	142,500	137,459	142,500	137,459	142,500	137,459

Retained Earnings
Balance beginning of period		1,138,083		875,700		1,063,599		832,871
Net income		76,393		65,302		163,447		120,257
Dividends on 7% Series A preferred stock, $1.75 per share, annually		-		(911)		(910)		(1,821)
Dividends on 6% Series B preferred stock, $60.00 per share, annually		(1,875)		(1,875)		(3,750)		(3,750)
Dividends on 6% Series C preferred stock, $60.00 per share, annually		(2,943)		(2,943)		(5,886)		(5,886)
Dividends on 8.25% Series D preferred stock, $82.50 per share, annually		(2,939)		(2,939)		(5,878)		(5,878)
Dividends on common stock, $0.36 per share, annually in 2024 and $0.32 per share, annually in 2023		(4,118)		(3,459)		(8,021)		(6,918)
Impact of 7% Series A preferred stock redemption		(1,823)		-		(1,823)		-
Balance end of period		1,200,778		928,875		1,200,778		928,875

Accumulated Other Comprehensive Loss
Balance beginning of period		(1,173)		(7,729)		(2,488)		(10,521)
Other comprehensive income		663		693		1,978		3,485
Balance end of period		(510)		(7,036)		(510)		(7,036)

Total shareholders' equity		$1,888,147		$1,560,300		$1,888,147		$1,560,300

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2024 and 2023

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Operating activities:
Net income	$163,447	$120,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,471	1,385
Provision for credit losses	14,691	29,470
Loss on sale of securities	108	—
Gain on sale of loans	(20,524)	(18,083)
Proceeds from sales of loans	11,889,091	8,388,537
Loans and participations originated and purchased for sale	(12,260,927)	(8,900,738)
Proceeds from sale of low-income housing tax credits	27,564	19,804
Purchases of low-income housing tax credits for sale	(32,106)	(30,117)
Change in servicing rights for paydowns and fair value adjustments	(14,392)	3,257
Net change in:
Mortgage loans in process of securitization	(98,645)	(144,713)
Other assets and receivables	(8,493)	(37,233)
Other liabilities	5,592	28,294
Other	470	(3,140)
Net cash used in operating activities	(332,653)	(543,020)
Investing activities:
Net change in securities purchased under agreements to resell	45	52
Purchases of securities available for sale	(302,783)	(513,520)
Purchases of securities held to maturity	(155,268)	(4,261)
Proceeds from the sale of securities available for sale	9,983	132
Proceeds from calls, maturities and paydowns of securities available for sale	382,840	195,164
Proceeds from calls, maturities and paydowns of securities held to maturity	68,376	61,322
Purchases of loans	(68,468)	(269,855)
Net change in loans receivable	(745,744)	(1,805,415)
Proceeds from loans held for sale previously classified as loans receivable	1,600	—
Purchase of FHLB stock	(19,316)	—
Proceeds from sale of FHLB stock	395	—
Purchases of premises and equipment	(7,590)	(2,943)
Purchase of limited partnership interests	(10,488)	(71,001)
Proceeds from sale of limited partnership interests	—	52,458
Net cash paid on sale of branches	(170,594)	—
Other investing activities	4,839	1,322
Net cash used in investing activities	(1,012,173)	(2,356,545)
Financing activities:
Net change in deposits	1,085,442	2,988,519
Proceeds from borrowings	47,606,878	42,149,880
Repayment of borrowings	(47,404,262)	(42,240,205)
Proceeds from notes payable	3,592	26,000
Proceeds from issuance of common stock	97,655	—
Proceeds from credit linked notes	—	153,546
Payment of credit linked notes	(11,529)	(2,980)
Repurchase of preferred stock	(52,045)	—
Dividends	(24,445)	(24,253)
Other financing activities	—	204
Net cash provided by financing activities	1,301,286	3,050,711
Net Change in Cash and Cash Equivalents	(43,540)	151,146
Cash and Cash Equivalents, Beginning of Period	584,422	226,164
Cash and Cash Equivalents, End of Period	$540,882	$377,310
Supplemental Cash Flows Information:
Interest paid	$371,467	$238,521
Income taxes paid, net of refunds	46,043	29,813
Change in ROU assets due to lease renegotiation	(1,063)	—
Transfer of loans from loans held for sale to loans receivable	47,850	377,460
Transfer of loans from loans receivable to loans held for sale	1,600	—

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

The accompanying unaudited condensed consolidated balance sheet of the Company as of December 31, 2023, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023, were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2023 in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of June 30, 2024 and the results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. All interim amounts have not been audited and the results of operations for the three and six months ended June 30, 2024, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Sale of Farmers-Merchants Bank of Illinois branches

On September 7, 2023, the Company entered into an agreement with Bank of Pontiac to sell its Farmers-Merchants Bank of Illinois branch locations in Paxton, Melvin, and Piper City, Illinois, and into an agreement with CBI Bank & Trust, to sell its Farmers-Merchants Bank of Illinois branch located in Joy, Illinois.

This transaction enhanced the Company’s ability to focus on its core business of single and multi-family mortgage lending and strategically aligned the branches with institutions that share a similar business model and allowed them to provide additional products to their customers.

On January 26, 2024, the transaction was completed after having met customary closing conditions, including regulatory approval.

In addition to the branches, Bank of Pontiac acquired approximately $164.8 million in deposits and $19.2 million in loans, and CBI Bank & Trust acquired approximately $65.1 million in deposits and $28.6 million in loans.

Total assets and liabilities of approximately $60.8 million and $230.6 million, respectively, were sold. A net gain of $715,000 was recognized from the transactions, which includes a $10.1 million deposit premium and the extinguishment of $7.8 million in goodwill and $0.5 million in intangibles during the first quarter of 2024.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of and for the period ended June 30, 2024 and 2023 include results from the Company, and its wholly owned subsidiaries, Merchants Bank, FMBI (until its branches were

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

sold and its bank charter merged into Merchants Bank on January 26, 2024), and MAM. Also included are Merchants Bank’s primary operating subsidiaries, MCC, MCS, and MCI, as well as all direct and indirectly owned subsidiaries owned by Merchants Bancorp.

During 2022, Merchants Foundation, Inc., a nonprofit corporation, was incorporated and its results are consolidated with the Company’s consolidated financial statements in all periods presented.

In addition, when the Company makes an equity investment in or has a relationship with an entity for which it holds a variable interest, it is evaluated for consolidation requirements under Accounting Standards Update (“ASU”) Topic 810. Accordingly, the Company assesses the entities for potential consolidation as a variable interest entity (“VIE”) and would only consolidate those entities for which it is a primary beneficiary. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the entity, and an interest that could be significant to the entity. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size and form of the Company’s involvement with the entity are evaluated. Alternatively, under the voting interest model, it would only consolidate those entities for which it has a controlling interest.

In May 2023, the Company acquired a variable interest in an investment for which it is the primary beneficiary of, and its results have been consolidated since the date of acquisition. Additionally, the Company has certain variable interest investments that it was deemed not to be a primary beneficiary of as of June 30, 2024 and December 31, 2023. These VIEs are not consolidated and the equity or proportional method of accounting has been applied. The Company will analyze whether the primary beneficiary designation has changed through triggering events on a prospective basis. Changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment. See Note 5: Variable Interest Entities (VIEs) for additional information about VIEs.

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

Significant Accounting Policies

The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. For additional information regarding significant accounting policies, see the Company’s 2023 Annual Report on Form 10–K.

Restricted Cash

Included in cash equivalents is an account restricted as collateral for the potential risk of loss on senior credit linked notes issued by the Company. The balance of the notes as of June 30, 2024 was $112.3 million. As of June 30, 2024, there was $37.0 million in restricted cash held in a separate account included in the total of interest-earning demand accounts on the Balance Sheet. Also see Note 11: Borrowings.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2:   Investment Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities available for sale and held to maturity were as follows:

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available for sale:
Treasury notes	$109,067	$12	$—	$109,079
Federal agencies	220,000	1	683	219,318
Mortgage-backed - Government Agency ("Agency") (2) - multi-family	5,848	—	—	5,848
Mortgage-backed - Non-Agency residential - fair value option (1)	462,627	—	—	462,627
Mortgage-backed - Agency - residential - fair value option (1)	220,147	—	—	220,147
Total securities available for sale	$1,017,689	$13	$683	$1,017,019
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$689,249	$—	$524	$688,725
Mortgage-backed - Non-Agency - residential	589,925	2,397	81	592,241
Mortgage-backed - Agency	11,936	—	942	10,994
Total securities held to maturity	$1,291,110	$2,397	$1,547	$1,291,960

(1)	Fair value option securities represent securities which the Company has elected to carry at fair value with changes in the fair value recognized in earnings as they occur.
(2)

Agency includes government sponsored agencies, such as Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Government National Mortgage Association (“Ginnie Mae”).

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available for sale:
Treasury notes	$129,261	$45	$338	$128,968
Federal agencies	250,731	—	2,976	247,755
Mortgage-backed - Government Agency ("Agency") (2) - multi-family	14,465	5	3	14,467
Mortgage-backed - Non-Agency residential - fair value option (1)	485,500	—	—	485,500
Mortgage-backed - Agency - residential - fair value option (1)	236,997	—	—	236,997
Total securities available for sale	$1,116,954	$50	$3,317	$1,113,687
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$719,662	$—	$415	$719,247
Mortgage-backed - Non-Agency - residential	472,539	973	418	473,094
Mortgage-backed - Agency	12,016	—	822	11,194
Total securities held to maturity	$1,204,217	$973	$1,655	$1,203,535

(1)	Fair value option securities represent securities which the Company has elected to carry at fair value with changes in the fair value recognized in earnings as they occur.
(2)	Agency includes government sponsored agencies, such as Fannie Mae, Freddie Mac, and Ginnie Mae.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accrued interest on securities available for sale totaled $5.9 million at June 30, 2024 and $6.7 million at December 31, 2023, respectively, and is excluded from the estimate of credit losses.

Accrued interest on securities held to maturity totaled $6.2 million at June 30, 2024 and $5.8 million at December 31, 2023, respectively, and is excluded from the estimate of credit losses.

The amortized cost and fair value of securities available for sale at June 30, 2024 and December 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Securities available for sale:	(In thousands)
Within one year	$189,067	$188,522	$308,474	$305,406
After one through five years	140,000	139,875	71,518	71,317
	329,067	328,397	379,992	376,723
Mortgage-backed - Agency	5,848	5,848	14,465	14,467
Mortgage-backed - Non-Agency residential - fair value option	462,627	462,627	485,500	485,500
Mortgage-backed - Agency - residential - fair value option	220,147	220,147	236,997	236,997
	$1,017,689	$1,017,019	$1,116,954	$1,113,687
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$689,249	$688,725	$719,662	$719,247
Mortgage-backed - Non-Agency - residential	589,925	592,241	472,539	473,094
Mortgage-backed - Agency	11,936	10,994	12,016	11,194
	$1,291,110	$1,291,960	$1,204,217	$1,203,535

During the three months ended June 30, 2024, no securities available for sale were sold. During the six months ended June 30, 2024, the Company received proceeds of $10.0 million and recognized a net loss of $108,000 from sales of securities available for sale. The $108,000 net loss consisted of $10,000 in gains and $118,000 of losses. During the three and six months ended June 30, 2023, proceeds from sales of securities available for sale were $132,000 and the net gain was inconsequential.

The following tables show the Company’s gross unrealized losses and fair value of the Company’s investment securities with unrealized losses for which an allowance for credit losses (“ACL”) has not been recorded, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023:

	June 30, 2024
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Securities available for sale:
Federal agencies	$114,874	$126	$79,443	$557	$194,317	$683
	$114,874	$126	$79,443	$557	$194,317	$683

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

In evaluating securities available for sale in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized losses on the Company’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. There were no credit related factors underlying unrealized losses on available for sale debt securities at June 30, 2024 and December 31, 2023.

Securities held to maturity are primarily comprised of non-agency mortgage-backed securities secured by multi-family or single-family properties, and agency mortgage-backed securities secured by multi-family properties. The agency securities held to maturity are Ginnie Mae mortgage-backed securities and backed by the full faith and credit of the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. The non-agency securities were purchased under securitization arrangements where a credit loss component was purchased by third party investors. These securities were evaluated for credit losses over and above the credit loss percentage sold under the arrangements, and the Company does not anticipate any such losses. Additional qualitative factors are evaluated, including the timeliness of principal and interest payments under the contractual terms of the securities. Accordingly, no allowance for credit losses has been recorded for the non-agency securities.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3:   Mortgage Loans in Process of Securitization

Mortgage loans in process of securitization are recorded at fair value with changes in fair value recorded in earnings. These include multi-family rental real estate loan originations to be sold as Ginnie Mae mortgage-backed securities and Fannie Mae and Freddie Mac participation certificates, all of which are pending settlement under firm investor commitments to purchase the securities, typically occurring within 30 days. The aggregate fair value adjustment recorded on mortgage loans in process of securitization was $0.5 million and $0.8 million as of June 30, 2024 and December 31, 2023, respectively.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest separately from the related loan balance in the consolidated unaudited condensed balance sheets. Accrued interest on loans totaled $58.6 million and $60.4 million at June 30, 2024 and December 31, 2023, respectively.

The Company also elected not to measure an allowance for credit losses for accrued interest receivables. The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past-due status is based on contractual terms of the loan. Loans may be placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

For all loan portfolio segments, the Company charges off loans, or portions thereof, when available information confirms that specific loans are uncollectable based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations.

When cash payments for accrued interest are received on nonaccrual loans in each loan class, the Company records a reduction in loan principal. For loan modifications, interest income is recognized on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms.

The Company offers mortgage warehouse repurchase agreements to third parties to fund mortgage loans held for sale from closing until sale to an investor. Under a warehousing arrangement, the Company funds a mortgage loan as secured financing. The warehousing arrangement is secured by the underlying mortgages and a combination of deposits, personal guarantees, and advance rates. The Company typically holds the collateral until it is sent under a bailee arrangement instructing the investor to send proceeds to the Company. Typical investors are large financial institutions or government agencies. Interest earned from the time of funding to the time of sale is recognized as interest income as accrued. Warehouse fees are accrued as noninterest income.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Loan Portfolio Summary

Loans receivable at June 30, 2024 and December 31, 2023 include:

	June 30,	December 31,
	2024	2023

	(In thousands)

Mortgage warehouse repurchase agreements	$1,369,965	$752,468
Residential real estate(1)	1,345,656	1,324,305
Multi-family financing	4,160,420	4,006,160
Healthcare financing	2,495,910	2,356,689
Commercial and commercial real estate(2)(3)	1,566,809	1,643,081
Agricultural production and real estate	70,244	103,150
Consumer and margin loans	5,213	13,700
	11,014,217	10,199,553
Less:
ACL-Loans	81,028	71,752

Loans Receivable	$10,933,189	$10,127,801

(1)	Includes $1.2 billion and $1.2 billion of All-in-One© first-lien home equity lines of credit at June 30, 2024 and December 31, 2023, respectively.

(2)	Includes $1.0 billion and $1.1 billion of revolving lines of credit collateralized primarily by mortgage servicing rights as of June 30, 2024 and December 31, 2023, respectively.

(3)	Includes only $6.8 million and $8.4 million of non-owner occupied commercial real estate as of June 30, 2024 and December 31, 2023, respectively.

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

As a secured repurchase agreement, collateral pledged to the Company secures each individual mortgage until the mortgage company sells the loan in the secondary market. A traditional secured warehouse facility typically carries a base interest rate of the Federal Reserve’s Secured Overnight Financing Rate (“SOFR”), or mortgage note rate, and a margin.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

ACL-Loans

The ACL-Loans is the Company’s estimate of current expected credit losses. Loans receivable is presented net of the allowance to reflect the principal balance expected to be collected over the contractual term of the loans. This life of loan allowance is established through a provision for credit losses included in net interest income after provision for credit losses as loans are recorded in the financial statements. The provision for a reporting period also reflects increases or decreases in the allowance related to changes in credit loss expectations. Actual credit losses are charged against the allowance when management believes the uncollectability of a loan balance, or a portion thereof, is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The ACL-Loans is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans considering relevant available information from internal and external sources, including historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance also incorporates reasonable and supportable forecasts. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The level of the ACL-Loans is believed to be adequate to absorb innate expected future losses in the loan portfolio as of the measurement date.

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

To calculate the ACL-Loans, the portfolio is segmented by loans with similar risk characteristics.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present, by loan portfolio segment, the activity in the ACL-Loans for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30, 2024
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$3,022	$6,905	$28,664	$24,587	$11,990	$450	$94	$75,712
Provision for credit losses	594	(595)	9,097	(1,065)	702	39	(19)	8,753
Loans charged to the allowance	—	—	(3,349)	—	(103)	—	—	(3,452)
Recoveries of loans previously charged-off	—	13	—	—	2	—	—	15
Balance, end of period	$3,616	$6,323	$34,412	$23,522	$12,591	$489	$75	$81,028

	For the Three Months Ended June 30, 2023
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$1,664	$7,378	$19,851	$11,753	$10,482	$543	$167	$51,838
Provision for credit losses	1,697	48	13,250	4,370	1,329	13	(29)	20,678
Loans charged to the allowance	—	(13)	(8,400)	—	(1,118)	—	(1)	(9,532)
Recoveries of loans previously charged-off	—	—	—	—	2	—	—	2
Balance, end of period	$3,361	$7,413	$24,701	$16,123	$10,695	$556	$137	$62,986

The Company recorded a total provision for credit losses of $10.0 million for the three months ended June 30, 2024. The $10.0 million total provision for credit losses consisted of $8.8 million for the ACL-Loans as shown above and $1.2 million for the ACL-OBCE’s.

The Company recorded a total provision for credit losses of $22.6 million for the three months ended June 30, 2023. The $22.6 million total provision for credit losses consisted of $20.7 million for the ACL-Loans as shown above and $1.9 million for the ACL-OBCE’s.

	For the Six Months Ended June 30, 2024
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$2,070	$7,323	$26,874	$22,454	$12,243	$619	$169	$71,752
FMBI's ACL for loans sold	—	(55)	(186)	(2)	(92)	(246)	(12)	(593)
Provision for credit losses	1,546	(958)	11,073	1,070	1,465	116	(82)	14,230
Loans charged to the allowance	—	—	(3,349)	—	(1,028)	—	—	(4,377)
Recoveries of loans previously charged-off	—	13	—	—	3	—	—	16
Balance, end of period	$3,616	$6,323	$34,412	$23,522	$12,591	$489	$75	$81,028

	For the Six Months Ended June 30, 2023
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$1,249	$7,029	$16,781	$9,882	$8,326	$565	$182	$44,014
Provision for credit losses	2,112	397	16,320	6,241	3,478	(9)	(44)	28,495
Loans charged to the allowance	—	(13)	(8,400)	—	(1,118)	—	(1)	(9,532)
Recoveries of loans previously charged-off	—	—	—	—	9	—	—	9
Balance, end of period	$3,361	$7,413	$24,701	$16,123	$10,695	$556	$137	$62,986

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recorded a total provision for credit losses of $14.7 million for the six months ended June 30, 2024. The $14.7 million total provision for credit losses consisted of $13.6 million for the ACL-Loans, net of FMBI’s ACL, as shown above and $1.1 million for the ACL-OBCE’s.

The Company recorded a total provision for credit losses of $29.5 million for the six months ended June 30, 2023. The $29.5 million total provision for credit losses consisted of $28.5 million for the ACL-Loans as shown above and $1.0 million for the ACL-OBCE’s.

The following table presents, by loan portfolio segment, the activity in the ACL-Loans, for the year-ended December 31, 2023:

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

The below table presents the amortized cost basis and ACL-Loans allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL-Loans Allocation

	(In thousands)
RES RE	$5,752	$—	$—	$5,752	$31
MF FIN	160,497	—	693	161,190	4,752
HC FIN	73,409	—	—	73,409	5,798
CML & CRE	1,343	2,422	2,576	6,341	1,979
AG & AGRE	147	—	—	147	1
Total collateral dependent loans	$241,148	$2,422	$3,269	$246,839	$12,561

There have been no significant changes to the types of collateral securing the Company’s collateral dependent loans compared to December 31, 2023.

	December 31, 2023
	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL-Loans Allocation

	(In thousands)
RES RE	$1,557	$—	$3	$1,560	$21
MF FIN	46,575	—	—	46,575	521
HC FIN	73,909	—	—	73,909	6,289
CML & CRE	146	3,603	2,684	6,433	1,132
AG & AGRE	147	—	—	147	1
CON & MAR	—	—	3	3	—
Total collateral dependent loans	$122,334	$3,603	$2,690	$128,627	$7,964

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal risk rating category and origination year as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	TOTAL

	(In thousands)
MTG WHRA
Pass	$—	$—	$—	$—	$—	$—	$1,369,965	$1,369,965
Total	$—	$—	$—	$—	$—	$—	$1,369,965	$1,369,965
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
RES RE
Pass	$16,683	$33,162	$8,370	$5,921	$20,799	$7,063	$1,247,690	$1,339,688
Special Mention	—	—	—	—	—	216	—	216
Substandard	—	—	22	—	—	—	5,730	5,752
Total	$16,683	$33,162	$8,392	$5,921	$20,799	$7,279	$1,253,420	$1,345,656
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
MF FIN
Pass	$514,012	$800,439	$658,884	$115,723	$6,760	$34,139	$1,768,242	$3,898,199
Special Mention	29,010	16,869	29,853	—	—	1,463	23,836	101,031
Substandard	—	81,392	70,502	2,557	—	—	6,739	161,190
Total	$543,022	$898,700	$759,239	$118,280	$6,760	$35,602	$1,798,817	$4,160,420
Charge-offs	$—	$870	$2,479	$—	$—	$—	$—	$3,349
HC FIN
Pass	$424,343	$456,170	$901,647	$75,333	$—	$14,356	$415,686	$2,287,535
Special Mention	24,585	67,000	24,844	—	—	—	18,537	134,966
Substandard	—	36,650	—	28,458	—	—	8,301	73,409
Total	$448,928	$559,820	$926,491	$103,791	$—	$14,356	$442,524	$2,495,910
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
CML & CRE
Pass	$29,422	$48,441	$110,317	$62,237	$18,746	$24,177	$1,259,341	$1,552,681
Special Mention	—	112	—	7,190	—	58	427	7,787
Substandard	—	—	269	1,953	822	57	3,240	6,341
Total	$29,422	$48,553	$110,586	$71,380	$19,568	$24,292	$1,263,008	$1,566,809
Charge-offs	$—	$—	$103	$925	$—	$—	$—	$1,028
AG & AGRE
Pass	$13,636	$7,246	$4,855	$2,601	$8,482	$14,688	$18,589	$70,097
Substandard	—	—	—	—	—	147	—	147
Total	$13,636	$7,246	$4,855	$2,601	$8,482	$14,835	$18,589	$70,244
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
CON & MAR
Pass	$174	$92	$25	$21	$—	$4,230	$671	$5,213
Total	$174	$92	$25	$21	$—	$4,230	$671	$5,213
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Pass	$998,270	$1,345,550	$1,684,098	$261,836	$54,787	$98,653	$6,080,184	$10,523,378
Total Special Mention	$53,595	$83,981	$54,697	$7,190	$—	$1,737	$42,800	$244,000
Total Substandard	$—	$118,042	$70,793	$32,968	$822	$204	$24,010	$246,839
Total Doubtful	$—	$—	$—	$—	$—	$—	$—	$—
Total Loans	$1,051,865	$1,547,573	$1,809,588	$301,994	$55,609	$100,594	$6,146,994	$11,014,217
Total Charge-offs	$—	$870	$2,582	$925	$—	$—	$—	$4,377

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

The Company did not have any material revolving loans converted to term loans at June 30, 2024 or December 31, 2023.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Delinquent Loans

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)
MTG WHRA	$—	$—	$—	$—	$1,369,965	$1,369,965
RES RE	—	1,026	5,244	6,270	1,339,386	1,345,656
MF FIN	40,743	40,719	69,146	150,608	4,009,812	4,160,420
HC FIN	—	25,601	47,809	73,410	2,422,500	2,495,910
CML & CRE	—	445	3,959	4,404	1,562,405	1,566,809
AG & AGRE	—	—	156	156	70,088	70,244
CON & MAR	—	—	—	—	5,213	5,213
	$40,743	$67,791	$126,314	$234,848	$10,779,369	$11,014,217

	December 31, 2023
	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)
MTG WHRA	$—	$—	$—	$—	$752,468	$752,468
RES RE	4,557	—	2,379	6,936	1,317,369	1,324,305
MF FIN	38,218	11,055	39,609	88,882	3,917,278	4,006,160
HC FIN	—	47,275	35,999	83,274	2,273,415	2,356,689
CML & CRE	172	393	3,665	4,230	1,638,851	1,643,081
AG & AGRE	27	11	147	185	102,965	103,150
CON & MAR	1	3	18	22	13,678	13,700
	$42,975	$58,737	$81,817	$183,529	$10,016,024	$10,199,553

There were no delinquent loans classified as held for sale at June 30, 2024. The above table does not include one multi-family loan, 30-59 days past due, classified as held for sale at December 31, 2023, totaling $16.5 million.

Nonperforming Loans

Nonaccrual loans, including modified loans to borrowers experiencing financial difficulty that have not met the six-month minimum performance criterion, are reported as nonperforming loans. For all loan classes, it is the Company’s policy to have any modified loans which are on nonaccrual status prior to being modified, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is doubtful under the terms of the loan agreement. Generally, this is at 90 days or more past due. The amount of interest income recognized on nonaccrual financial assets during the three and six months ended June 30, 2024 was $0.9 million, which was collected when a loan was paid off, and was immaterial for the three and six months ended June 30, 2023.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at June 30, 2024 and December 31, 2023.

	June 30,		December 31,
	2024		2023
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing

	(In thousands)
RES RE	$5,244	$—	$1,486	$894
MF FIN	86,284	—	39,608	—
HC FIN	47,809	—	28,783	7,216
CML & CRE	3,835	124	3,820	43
AG & AGRE	147	9	147	—
CON & MAR	—	—	3	15
	$143,319	$133	$73,847	$8,168

The Company did not have any nonaccrual loans without an estimated ACL at June 30, 2024 or December 31, 2023. There were $8.7 million in specific reserves associated with nonaccrual loans totaling $46.4 million at June 30, 2024 and there were $5.4 million in specific reserves associated with nonaccrual loans totaling $20.7 million at December 31, 2023, excluding the reserves associated with FMBI, whose branches were sold in January 2024.

Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, or interest rate reduction. In some cases, the Company provides multiple types of modifications on one loan. Typically, one type of modification, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another modification, such as principal forgiveness, may be granted, but is rare.

The following table presents the amortized cost basis of loans at June 30, 2024 that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	For the Three Months Ended June 30, 2024					For the Six Months Ended June 30, 2024
	Payment Delay	Term Extension	Total Class of Financing Receivable	% of Total Class of Financing Receivable		Payment Delay	Term Extension	Total Class of Financing Receivable	% of Total Class of Financing Receivable

	(In thousands)
MF FIN	$31,733	$126,208	$157,941	N/M	%	$31,733	$126,208	$157,941	N/M	%
HC FIN	—	28,501	28,501	N/M		—	28,501	28,501	N/M
Total	$31,733	$154,709	$186,442	N/M	%	$31,733	$154,709	$186,442	N/M	%

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty. As part of our ACL analysis, loans classified as substandard or worse were individually evaluated for impairment and no specific reserve was recorded. The Company has committed to lend no additional amounts to the borrowers included in the table below.

For the Three Months Ended June 30, 2024 - Term Extension
Loan Type	Financial Effect
MF FIN	Added a weighted average 20 months to the life of loans.
HC FIN	Added a weighted average 20 months to the life of loans.

For the Three Months Ended June 30, 2024 - Payment Delay
Loan Type	Financial Effect
MF FIN	Forbearance average of 13 months.

For the Six Months Ended June 30, 2024 - Term Extension
Loan Type	Financial Effect
MF FIN	Added a weighted average 20 months to the life of loans.
HC FIN	Added a weighted average 20 months to the life of loans.

For the Six Months Ended June 30, 2024 - Payment Delay
Loan Type	Financial Effect
MF FIN	Forbearance average of 13 months.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months as of June 30, 2024:

		30 ‑ 89 Days	90+ Days
	Current	Past Due	Past Due

MF FIN	$126,208	$—	$31,733
HC FIN	28,501	—	—
Total	$154,709	$—	$31,733

No modified loans defaulted during the three and six months ended June 30, 2024.

Foreclosures

There were no residential loans in process of foreclosure as of June 30, 2024 and December 31, 2023.

Significant Loan Sales

Freddie Mac Q Series Securitization – 2024 Activity

On April 30, 2024, the Company completed a $324.6 million securitization of 13 multi-family mortgage loans through a Freddie Mac-sponsored Q-Series transaction. The transfer of these loans was accounted for as a sale for financial reporting purposes, in accordance with ASC 860, and a $1.4 million gain on sale was recognized. The Company was retained as the mortgage sub-servicer for Freddie Mac on the entire $324.6 million pool of loans. Beyond sub-servicing the loans, the Company’s ongoing involvement in this transaction is limited to customary obligations of loan sales, including any material breach in representation. In connection with this transaction, a mortgage servicing right of $1.3 million was established.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Loans Purchased

The Company purchased $68.5 million and $269.9 million of loans during the six months ended June 30, 2024 and 2023, respectively.

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

The Company has invested in single-family, multi-family, and healthcare debt financing entities, as well as low-income housing syndicated funds that are deemed to be VIEs. The Company also has deemed as VIEs a REMIC trust that was established in conjunction with the September 2022 multi-family loan sale and securitization transaction, as well as additional REMIC trusts that were established in December 2023 and June 2024 with a related party in conjunction with securitizations. Accordingly, the entities were assessed for potential consolidation under the VIE model that requires primary beneficiaries to consolidate the entity’s results. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the entity, and an interest that could be significant to the entity. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size and form of involvement with the entity are evaluated.

At June 30, 2024 the Company determined it was not the primary beneficiary for most of its VIEs, primarily because the Company did not have the obligation to absorb losses or the rights to receive benefits from the VIE that could potentially be significant to the VIE. Evaluation and assessment of VIEs for consolidation is performed on an ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment.

The table below reflects the assets and liabilities of the VIEs as well as our maximum exposure to loss in connection with unconsolidated VIEs at June 30, 2024 and December 31, 2023. The Company’s maximum exposure to loss associated with its unconsolidated VIEs consists of the capital invested plus any unfunded equity commitments. These investments are recorded in other assets and other liabilities on our unaudited condensed consolidated balance sheet. Also included in the maximum loss exposure are bridge loans to VIEs and securities acquired as part of certain securitization transactions. The bridge loans are included in loans receivable and the securities are included in securities held to maturity.

	Investments	Bridge loans	Securities	Maximum	Liabilities
Assets	in VIEs	to VIEs	for VIEs	Exposure to Loss	for VIEs

	($ in thousands)
June 30, 2024
Low-income housing tax credit investments	$107,402	$151,890	$—	$259,292	$28,035
Debt funds	31,180	35,855	—	67,035	2,752
Off-balance-sheet REMIC trusts	—	19,790	1,279,174	1,298,964	—
Total Unconsolidated VIEs	$138,582	$207,535	$1,279,174	$1,625,291	$30,787
December 31, 2023
Low-income housing tax credit investments	$118,741	$232,407	$—	$351,148	$35,099
Debt funds	33,221	86,416	—	119,637	2,752
Off-balance-sheet REMIC trusts	—	—	1,192,201	1,192,201	—
Total Unconsolidated VIEs	$151,962	$318,823	$1,192,201	$1,662,986	$37,851

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Merchants Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of June 30, 2024 and December 31, 2023, that the Company and Merchants Bank met all capital adequacy requirements. For additional information regarding dividend restrictions, see the Company’s 2023 Annual Report on Form 10–K.

As of June 30, 2024 and December 31, 2023, the most recent notifications from the Board of Governors of the Federal Reserve System (“Federal Reserve”) categorized the Company as well capitalized and most recent notifications from the Federal Deposit Insurance Corporation (“FDIC”) categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or Merchants Bank’s category.

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

The Company’s, Merchants Bank’s, and FMBI’s actual capital amounts and ratios are presented in the following tables.

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
June 30, 2024
Total capital(1) (to risk-weighted assets)
Company	$1,977,729	12.0%	$1,726,065	10.5%	$—	N/A	%
Merchants Bank	1,971,631	12.0%	1,725,481	10.5%	1,643,316	10.0
Tier I capital(1) (to risk-weighted assets)
Company	1,879,605	11.4%	1,397,291	8.5%	—	N/A	%
Merchants Bank	1,873,508	11.4%	1,396,818	8.5%	1,314,653	8.0
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,430,219	8.7%	1,150,710	7.0%	—	N/A	%
Merchants Bank	1,873,508	11.4%	1,150,321	7.0%	1,068,155	6.5
Tier I capital(1) (to average assets)
Company	1,879,605	10.6%	890,257	5.0%	—	N/A	%
Merchants Bank	1,873,508	10.5%	887,924	5.0%	887,924	5.0
(1)	As defined by regulatory agencies.

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

Note 7: Derivative Financial Instruments

The Company uses non-hedging designated, derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities.

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

The Company entered into a contract containing put options and interest rate floors on securities it acquired from a warehouse customer. These provide protection and prevent losses in value of certain securities available for sale. The Company also entered into interest rate floor contracts with two warehouse loan customers to minimize interest rate risk. All changes in the fair market value of these options and floors have been included in other noninterest income.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Credit Risk Management

In March 2024, the Company entered into a contract as the buyer of credit protection through the credit derivative market. A credit default swap was purchased to manage credit risk associated with specific multifamily mortgage loans. Under the terms of the contract, the Company will be compensated for certain credit-related losses on a pool of multifamily mortgage loans. The protection seller has posted aggregate collateral of $76.1 million related to their obligations under the contract. Th collateral is not included in the Company’s balance sheet. There was no gain or loss associated with the credit default swap valuation as of June 30, 2024. Any future changes in the fair market value of this instrument will be included in other noninterest income.

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

The following table presents the notional amount and fair value of interest rate locks, forward contracts, interest rate swaps, put options and interest rate floors utilized by the Company at June 30, 2024 and December 31, 2023. This table excludes the fair market value adjustment on loans associated with these derivatives.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

June 30, 2024	(In thousands)		(In thousands)
Interest rate lock commitments	$50,471	Other assets/liabilities	$170	$127
Forward contracts	60,524	Other assets/liabilities	149	88
Interest rate swaps	57,513	Other assets/liabilities	4,232	—
Put options	719,731	Other assets	36,957	—
Interest rate floors	1,224,171	Other assets	9,124	—
Credit derivatives	76,081	Other liabilities	—	—
			$50,632	$215

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

December 31, 2023	(In thousands)		(In thousands)
Interest rate lock commitments	$16,526	Other assets/liabilities	$140	$4
Forward contracts	25,500	Other assets/liabilities	4	391
Interest rate swaps	57,540	Other assets/liabilities	2,610	—
Put options	748,374	Other assets	25,877	—
Interest rate floors	748,374	Other assets	6,576	—
			$35,207	$395

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Derivative gain (loss) included in gain on sale of loans:
Interest rate lock commitments	$(109)	$(188)	$(93)	$21
Forward contracts (includes pair-off settlements)	285	376	379	280
Interest rates swaps	247	1,597	1,622	261
Net gain	$423	$1,785	$1,908	$562

Derivative gain included in other income:
Put options	$3,467	$—	$11,080	$—
Interest rate floors	214	—	2,548	—
Net gain	$3,681	$—	$13,628	$—

Derivatives on Behalf of Customers

The Company offers derivative contracts to some customers in connection with their risk management needs. These derivatives include interest rate swap, cap, and floor arrangements. The Company manages the risk associated with these contracts by entering into an equal and offsetting back-to-back derivative with a third-party dealer. These derivatives generally work together as an offsetting economic interest rate hedge, but the Company does not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred, typically resulting in no material net earnings impact.

The fair values of derivative assets and liabilities related to back-to-back derivatives on behalf of customers were recorded in the unaudited condensed consolidated balance sheets as follows:

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)		(In thousands)
June 30, 2024	$637,876	Other assets/liabilities	$9,888	$9,888
December 31, 2023	$607,169	Other assets/liabilities	$12,426	$12,426

The gross gains and losses on these derivative assets and liabilities were recorded in other noninterest income and other noninterest expense in the unaudited condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Gross swap gains	$5,371	$7,016	$2,538	$6,436
Gross swap losses	5,371	7,016	2,538	6,436
Net swap gains (losses)	$—	$—	$—	$—

The Company pledged $0 in collateral to secure its obligations under swap contracts at both June 30, 2024 and December 31, 2023.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying unaudited condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2024 and December 31, 2023:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2024
Mortgage loans in process of securitization	$209,244	$—	$209,244	$—
Securities available for sale:
Treasury notes	109,079	109,079	—	—
Federal agencies	219,318	—	219,318	—
Mortgage-backed - Agency	5,848	—	5,848	—
Mortgage-backed - Non-agency residential - fair value option	462,627	—	—	462,627
Mortgage-backed - Agency - fair value option	220,147	—	220,147	—
Loans held for sale	102,873	—	102,873	—
Servicing rights	178,776	—	—	178,776
Derivative assets:
Interest rate lock commitments	170	—	—	170
Forward contracts	149	—	149	—
Interest rate swaps	4,232	—	4,232	—
Interest rate swaps, caps and floors (back-to-back)	9,888	—	9,888	—
Put options	36,957	—	12,300	24,657
Interest rate floors	9,124	—	—	9,124
Derivative liabilities:
Interest rate lock commitments	127	—	—	127
Forward contracts	88	—	88	—
Interest rate swaps, caps and floors (back-to-back)	9,888	—	9,888	—

December 31, 2023
Mortgage loans in process of securitization	$110,599	$—	$110,599	$—
Securities available for sale:
Treasury notes	128,968	128,968	—	—
Federal agencies	247,755	—	247,755	—
Mortgage-backed - Agency	14,467	—	14,467	—
Mortgage-backed - Non-agency residential - fair value option	485,500	—	—	485,500
Mortgage-backed - Agency - fair value option	236,997	—	236,997	—
Loans held for sale	86,663	—	86,663	—
Servicing rights	158,457	—	—	158,457
Derivative assets:
Interest rate lock commitments	140	—	—	140
Forward contracts	4	—	4	—
Interest rate swaps	2,610	—	2,610	—
Interest rate swaps, caps and floors (back-to-back)	12,426	—	12,426	—
Put options	25,877	—	7,223	18,654
Interest rate floors	6,576	—	—	6,576
Derivative liabilities:
Interest rate lock commitments	4	—	—	4
Forward contracts	391	—	391	—
Interest rate swaps, caps and floors (back-to-back)	12,426	—	12,426	—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying unaudited condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the six months ended June 30, 2024 and the year ended December 31, 2023. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest rate swaps, caps, and floors (back-to-back) – The Company estimates the fair value of these derivatives made in relation to specific contracts with customers based on prices that are obtained from a third party that uses observable market inputs, thereby supporting a Level 2 classification.

Interest rate swaps – The Company estimates the fair value of certain interest rate swaps based on prices that are obtained from a third party that uses observable market inputs, thereby supporting a Level 2 classification.

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

Credit Default Swap – The fair value of the credit default swap is linked to the value of its underlying mortgage loans. The Company estimates the fair value based on estimated discounted cash flows that are derived from inputs, including credit spreads that are not readily observable and, thus, are classified as Level 3 on the hierarchy. These valuations are estimated by a third party.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Servicing rights
Balance, beginning of period	$172,200	$143,867	$158,457	$146,248
Additions
Originated servicing	3,761	2,124	5,927	4,297
Subtractions
Paydowns	(2,252)	(2,073)	(4,639)	(3,771)
Changes in fair value	5,067	3,370	19,031	514
Balance, end of period	$178,776	$147,288	$178,776	$147,288

Securities available for sale - Mortgage-backed - Non-Agency residential - fair value option
Balance, beginning of period	$472,192	$—	$485,500	$—
Paydowns	(7,884)	—	(16,870)	—
Changes in fair value	(1,681)	—	(6,003)	—
Balance, end of period	$462,627	$—	$462,627	$—

Derivative assets - put options
Balance, beginning of period	$22,976	$—	$18,654	$—
Changes in fair value	1,681	—	6,003	—
Balance, end of period	$24,657	$—	$24,657	$—

Derivative assets - interest rate floors
Balance, beginning of period	$8,910	$—	$6,576	$—
Changes in fair value	214	—	2,548	—
Balance, end of period	$9,124	$—	$9,124	$—

Derivative assets - interest rate lock commitments
Balance, beginning of period	$174	$218	$140	$28
Changes in fair value	(4)	(124)	30	66
Balance, end of period	$170	$94	$170	$94

Derivative liabilities - interest rate lock commitments
Balance, beginning of period	$22	$4	$4	$23
Changes in fair value	105	64	123	45
Balance, end of period	$127	$68	$127	$68

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2024 and December 31, 2023.

	Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2024
Collateral dependent loans	$29,732	$—	$—	$29,732
December 31, 2023
Collateral dependent loans	$47,026	$—	$—	$47,026

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be classified as substandard, collateral-dependent and subsequently as deemed necessary by the Chief Credit Officer’s (“CCO)” office. Appraisals and evaluations are reviewed for accuracy and consistency by the CCO’s office. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the CCO’s office by comparison to historical results.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

		Valuation			Weighted
	Fair Value	Technique	Unobservable Inputs	Range	Average
	(In thousands)
At June 30, 2024:
Securities available for sale - Mortgage-backed - Non-Agency residential - fair value option	$462,627	Discounted cash flow	Market credit spread	3%	3%
Collateral dependent loans	$29,732	Market comparable properties	Marketability discount	0% - 56%	4%
Servicing rights - Multi-family	$141,160	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	0% - 62%	7%
Servicing rights - Single-family	$32,654	Discounted cash flow	Discount rate	10% - 11%	10%
			Constant prepayment rate	6% - 15%	7%
Servicing rights - SBA	$4,962	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	3% - 14%	9%
Derivative assets:
Interest rate lock commitments	$170	Discounted cash flow	Loan closing rates	57% - 99%	83%
Put options	$24,657	Intrinsic option value	Market credit spread	3%	3%
Interest rate floors	$9,124	Discounted cash flow	Discount rate	6%-9%	7%
Derivative liabilities - interest rate lock commitments	$127	Discounted cash flow	Loan closing rates	57% - 99%	83%

At December 31, 2023:
Securities available for sale - Mortgage-backed - Non-Agency residential - fair value option	$485,500	Discounted cash flow	Market credit spread	2%	2%
Collateral dependent loans	$47,026	Market comparable properties	Marketability discount	0% - 100%	2%
Servicing rights - Multi-family	$122,218	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	0% - 50%	7%
Servicing rights - Single-family	$30,959	Discounted cash flow	Discount rate	10% - 11%	10%
			Constant prepayment rate	6% - 16%	7%
Servicing rights - SBA	$5,280	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	3% - 14%	9%
Derivative assets:
Interest rate lock commitments	$140	Discounted cash flow	Loan closing rates	45% - 99%	78%
Put options	$18,654	Intrinsic option value	Market credit spread	2%	2%
Interest rate floors	$6,576	Discounted cash flow	Discount rate	6%-7%	7%
Derivative liabilities - interest rate lock commitments	$4	Discounted cash flow	Loan closing rates	45% - 99%	78%

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2024 and December 31, 2023.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Assets	Value	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2024
Financial assets:
Cash and cash equivalents	$540,882	$540,882	$540,882	$—	$—
Securities purchased under agreements to resell	3,304	3,304	—	3,304	—
Securities held to maturity	1,291,110	1,291,960	—	603,235	688,725
FHLB stock	67,499	67,499	—	67,499	—
Loans held for sale	3,380,203	3,380,203	—	3,380,203	—
Loans receivable, net	10,933,189	10,888,928	—	—	10,888,928
Interest receivable	90,360	90,360	—	90,360	—
Financial liabilities:
Deposits	14,917,067	14,918,490	8,051,468	6,867,022	—
Short-term subordinated debt	68,514	68,514	—	68,514	—
FHLB advances	974,008	973,919	—	973,919	—
Other borrowing	7,934	7,934	—	7,934	—
Credit linked notes	108,750	108,748	—	108,748	—
Interest payable	59,226	59,226	—	59,226	—

December 31, 2023
Financial assets:
Cash and cash equivalents	$584,422	$584,422	$584,422	$—	$—
Securities purchased under agreements to resell	3,349	3,349	—	3,349	—
Securities held to maturity	1,204,217	1,203,535	—	484,288	719,247
FHLB stock	48,578	48,578	—	48,578	—
Loans held for sale	3,058,093	3,058,093	—	3,058,093	—
Loans receivable, net	10,127,801	10,088,468	—	—	10,088,468
Interest receivable	91,346	91,346	—	91,346	—
Financial liabilities:
Deposits	14,061,460	14,062,457	8,894,058	5,168,399	—
Short-term subordinated debt	64,922	64,922	—	64,922	—
FHLB advances	771,392	771,029	—	771,029	—
Other borrowing	7,934	7,934	—	7,934	—
Credit linked notes	119,879	119,878	—	119,878	—
Interest payable	43,423	43,423	—	43,423	—

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

The Company has operating lease right-of-use assets of $8.0 million and $10.1 million as of June 30, 2024 and December 31, 2023, respectively, and operating lease right-of-use liabilities of $9.1 million and $11.3 million as of June 30, 2024 and December 31, 2023, respectively.

Unaudited condensed consolidated balance sheet, income statement and cash flow detail regarding operating leases follows:

	June 30, 2024	December 31, 2023
Balance Sheet	(In thousands)	(In thousands)
Operating lease right-of-of use asset (in other assets)	$7,992	$10,060
Operating lease liability (in other liabilities)	9,098	11,251

Weighted average remaining lease term (years)	4.7	6.0
Weighted average discount rate	3.25%	2.89%

Maturities of lease liabilities:
One year or less	$2,286	$2,441
Year two	2,101	2,064
Year three	2,019	2,100
Year four	1,731	2,046
Year five	1,051	1,438
Thereafter	623	2,128
Total future minimum lease payments	9,811	12,217
Less: imputed interest	713	966
Total	$9,098	$11,251

	Three Months Ended	Three Months Ended
	June 30, 2024	June 30, 2023
Income Statement	(In thousands)	(In thousands)
Components of lease expense:
Operating lease cost (in occupancy and equipment expense)	$765	$666

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Income Statement	(In thousands)	(In thousands)
Components of lease expense:
Operating lease cost (in occupancy and equipment expense)	$1,369	$1,249

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Cash Flow Statement	(In thousands)	(In thousands)
Supplemental cash flow information:
Operating cash flows from operating leases	$1,220	$886

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10: Deposits

Deposits were comprised of the following at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023

	(In thousands)
Noninterest-bearing deposits
Demand deposits	$383,260	$520,070
Total noninterest-bearing deposits	383,260	520,070
Interest-bearing deposits
Demand deposits	$4,779,531	$5,381,067
Savings deposits	2,888,677	2,992,921
Certificates of deposit	6,865,599	5,167,402
Total interest-bearing deposits	14,533,807	13,541,390
Total deposits	$14,917,067	$14,061,460

Maturities for certificates of deposit are as follows:

June 30, 2024
(In thousands)
Due within one year	$6,760,482
Due in one year to two years	91,157
Due in two years to three years	13,960
Due in three years to four years	—
Due in four years to five years	—
Due in five years to six years	—
$6,865,599

Brokered deposit amounts at June 30, 2024 and December 31, 2023, were as follows:

	June 30,	December 31,
	2024	2023

	(In thousands)
Brokered certificates of deposit	$6,119,391	$4,465,825
Brokered savings deposits	948	589
Brokered deposit on demand accounts	—	1,504,230
	$6,120,339	$5,970,644

Note 11: Borrowings

Borrowings were comprised of the following at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023

	(In thousands)
Short-term subordinated debt	$68,514	$64,922
FHLB advances	974,008	771,392
Credit linked notes, net of debt discount	108,750	119,879
Other borrowings	7,934	7,934
Total borrowings	$1,159,206	$964,127

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On May 21, 2024, the Company entered into a new variable rate debt agreement with the FHLB for an advance that has put and call options attached to it. The balance of the advance was $500.0 million as of June 30, 2024, and matures on August 19, 2024. The variable interest rate is based on the Federal Funds effective rate, plus 15 basis points, which was 5.48% as of June 30, 2024. The FHLB has an option to cancel the agreement 60 days after the initial execution date and the Company has an option to cancel the agreement at any time, with one day’s notice.

Note 12:   Earnings Per Share

Earnings per share were computed as follows:

	Three Month Periods Ended June 30,
	2024			2023
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount

	(In thousands, except share data)
Net income	$76,393			$65,302
Dividends on preferred stock	(7,757)			(8,668)
Preferred stock redemption	(1,823)			—
Net income available to common shareholders	$66,813			$56,634
Basic earnings per share		44,569,345	$1.50		43,235,398	$1.31
Effect of dilutive securities-restricted stock awards		128,979			73,995
Diluted earnings per share		44,698,324	$1.49		43,309,393	$1.31

	Six Month Periods Ended June 30,
	2024			2023
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount

	(In thousands, except share data)
Net income	$163,447			$120,257
Dividends on preferred stock	(16,424)			(17,335)
Preferred stock redemption	(1,823)			—
Net income available to common shareholders	$145,200			$102,922
Basic earnings per share		43,937,665	$3.30		43,207,655	$2.38
Effect of dilutive securities-restricted stock awards		144,820			92,585
Diluted earnings per share		44,082,485	$3.29		43,300,240	$2.38

Note 13:   Common Stock

Public Offerings of Common Stock:

On May 13, 2024, the Company issued 2,400,000 shares of the Company’s common stock, without par value, at a public offering price of $43.00 per share in an underwritten public offering. The aggregate gross offering proceeds for the shares issued by the Company was $103.2 million, and after deducting underwriting discounts, commissions, and offering expenses of $5.5 million paid to third parties, the Company received total net proceeds of $97.7 million.

Note 14:   Preferred Stock

Public Offerings of Preferred Stock:

Series A – On March 28, 2019, the Company issued 2,000,000 shares of 7.00% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, without par value, and with a liquidation preference of $25.00 per share (the

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Series B Preferred Stock have no voting rights with respect to matters that generally require the approval of common shareholders. Dividends on the Series B Preferred Stock, to the extent declared by the Company’s board, are payable quarterly. The Company may redeem the Series B Preferred Stock, in whole or in part, at its option, on any dividend payment date on or after October 1, 2024, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

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

The Series C Preferred Stock have no voting rights with respect to matters that generally require the approval of common shareholders. Dividends on the Series C Preferred Stock, to the extent declared by the Company’s board, are payable quarterly. The Company may redeem the Series C Preferred Stock, in whole or in part, at its option, on any dividend payment date on or after April 1, 2026, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

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

The Series D Preferred Stock have no voting rights with respect to matters that generally require the approval of common shareholders. Dividends on the Series D Preferred Stock, to the extent declared by the Company’s board, are payable quarterly. The Company may redeem the Series D Preferred Stock, in whole or in part, at its option, on any dividend payment date on or after October 1, 2027, subject to the approval of the appropriate federal banking agency, at

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

Note 15:   Share-Based Payment Plans

Equity-based incentive awards for Company officers are currently issued pursuant to the 2017 Equity Incentive Plan (the “2017 Incentive Plan”). During the three months ended June 30, 2024 and 2023, the Company did not issue any shares. During the six months ended June 30, 2024 and 2023, the Company issued 85,212 and 84,335 shares, respectively.

During 2018, the Compensation Committee of the Board of Directors approved a plan for non-executive directors to receive a portion of their annual retainer fees in the form of shares of common stock. In November 2023, the Board of Directors amended the plan for nonexecutive directors to receive a portion of their annual fees, issued quarterly, in the form of restricted common stock equal to $70,000 per member, rounded up to the nearest whole share, to be effective as of January 1, 2024. Accordingly, there were 2,849 and 3,682 shares, issued to non-executive directors during the three months ended June 30, 2024 and 2023, respectively and there were 6,013 and 6,545 shares, issued to non-executive directors during the six months ended June 30, 2024 and 2023, respectively.

The Company established an employee stock ownership plan (“ESOP”) effective as of January 1, 2020 to provide certain benefits for all employees who meet certain requirements. There was no contribution to the ESOP during the three months ended June 30, 2024 and 2023. Expenses recognized for the contribution to the ESOP totaled $573,000 and $519,000 for the six months ended June 30, 2024 and 2023, respectively. The Company contributed 23,414 shares and 33,293 shares to the ESOP for the six months ended June 30, 2024 and 2023, respectively.

Note 16:   Segment Information

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present selected business segment financial information for the three and six months ended June 30, 2024 and 2023.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

Three Months Ended June 30, 2024	(In thousands)
Interest income	$1,135	$101,164	$222,785	$3,189	$328,273
Interest expense	20	68,184	132,742	(792)	200,154
Net interest income	1,115	32,980	90,043	3,981	128,119
Provision for credit losses	—	995	8,970	—	9,965
Net interest income after provision for credit losses	1,115	31,985	81,073	3,981	118,154
Noninterest income	31,983	1,746	1,194	(3,572)	31,351
Noninterest expense	20,651	4,674	14,985	10,070	50,380
Income (loss) before income taxes	12,447	29,057	67,282	(9,661)	99,125
Income taxes	3,410	6,787	14,904	(2,369)	22,732
Net income (loss)	$9,037	$22,270	$52,378	$(7,292)	$76,393
Total assets	$428,299	$5,626,055	$11,885,484	$272,584	$18,212,422

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

Three Months Ended June 30, 2023	(In thousands)
Interest income	$1,248	$64,267	$191,406	$1,148	$258,069
Interest expense	13	42,984	111,311	(1,856)	152,452
Net interest income	1,235	21,283	80,095	3,004	105,617
Provision for credit losses	—	2,320	20,283	—	22,603
Net interest income after provision for credit losses	1,235	18,963	59,812	3,004	83,014
Noninterest income	30,325	2,872	(760)	(2,555)	29,882
Noninterest expense	19,962	3,617	12,118	8,623	44,320
Income (loss) before income taxes	11,598	18,218	46,934	(8,174)	68,576
Income taxes	356	(378)	4,284	(988)	3,274
Net income (loss)	$11,242	$18,596	$42,650	$(7,186)	$65,302
Total assets	$373,680	$4,474,832	$10,784,596	$241,764	$15,874,872

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Six Months Ended June 30, 2024
Interest income	$2,881	$186,065	447,073	$6,427	$642,446
Interest expense	40	124,324	264,465	(1,558)	387,271
Net interest income	2,841	61,741	182,608	7,985	255,175
Provision for credit losses	—	1,935	12,756	—	14,691
Net interest income after provision for credit losses	2,841	59,806	169,852	7,985	240,484
Noninterest income	72,450	5,063	1,623	(6,911)	72,225
Noninterest expense	40,222	9,472	30,563	19,035	99,292
Income (loss) before income taxes	35,069	55,397	140,912	(17,961)	213,417
Income taxes	9,423	12,937	32,109	(4,499)	49,970
Net income (loss)	$25,646	$42,460	$108,803	$(13,462)	$163,447
Total assets	$428,299	$5,626,055	$11,885,484	$272,584	$18,212,422

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Six Months Ended June 30, 2023
Interest income	$2,354	$106,585	$358,132	$2,292	$469,363
Interest expense	13	70,778	195,837	(3,575)	263,053
Net interest income	2,341	35,807	162,295	5,867	206,310
Provision for credit losses	—	3,684	25,786	—	29,470
Net interest income after provision for credit losses	2,341	32,123	136,509	5,867	176,840
Noninterest income	46,922	3,905	(1,949)	(4,732)	44,146
Noninterest expense	34,593	6,372	22,288	15,839	79,092
Income (loss) before income taxes	14,670	29,656	112,272	(14,704)	141,894
Income taxes	1,462	2,419	20,315	(2,559)	21,637
Net income (loss)	$13,208	$27,237	$91,957	$(12,145)	$120,257
Total assets	$373,680	$4,474,832	$10,784,596	$241,764	$15,874,872

Note 17:   Recent Accounting Pronouncements

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 18:   Subsequent Events

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

Merchants Bancorp

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at June 30, 2024 and results of operations for the three and six months ended June 30, 2024 and 2023, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this Form 10-Q.

The words “the Company,” “we,” “our” and “us” refer to Merchants Bancorp and its consolidated subsidiaries, unless we indicate otherwise.

Financial Highlights for the Three Months Ended June 30, 2024

●	Net income of $76.4 million increased $11.1 million, or 17%, compared to the three months ended June 30, 2023. The increase was primarily driven by a $22.5 million, or 21%, increase in net interest income and a $12.6 million, or 56%, decrease in provision for credit losses, partially offset by a $19.5 million, or 594%, increase in provision for income tax.
●	Diluted earnings per share of $1.49 increased 14% compared to the three months ended June 30, 2023.
●	Tangible book value per common share of $31.27 increased 30% compared to $24.14 for the three months ended June 30, 2023.
●	Total assets of $18.2 billion increased 2% compared to March 31, 2024, and increased 7% compared to December 31, 2023.
●	Loans receivable, net of allowance for credit losses on loans, of $10.9 billion, increased $242.7 million, or 2%, compared to March 31, 2024, and increased $805.4 million, or 8%, compared to December 31, 2023.
●	As of June 30, 2024, approximately 94% of the total net loans reprice within three months, which reduces the risk of market rate increases.
●	Net interest margin was 2.99% compared to 2.97% for the three months ended June 30, 2023.
●	Efficiency ratio was 31.59% compared to 32.71% for the three months ended June 30, 2023.
●	As of June 30, 2024, the Company had $7.0 billion in unused borrowing capacity with the Federal Home Loan Bank and the Federal Reserve Discount window, based on available collateral. Our line of credit with the Federal Reserve Board, alone, could fund 118% of uninsured deposits.
●	The Company’s most liquid assets are in unrestricted cash, short-term investments, including interest-earning demand deposits, mortgage loans in process of securitization, loans held for sale, and warehouse repurchase agreements included in loans receivable. Taken together, with unused borrowing capacity, these totaled $12.6 billion, or 69%, of the $18.2 billion in total assets as of June 30, 2024.
●	The volume of warehouse loans funded during the three months ended June 30, 2024 amounted to $10.9 billion, an increase of $2.5 billion, or 30%, compared to the three months ended June 30, 2023. This compared to the 7% industry decrease in single-family residential loan volumes for the three months ended June 30, 2024 to the same period in 2023, according to an estimate of industry volume by the Mortgage Bankers Association.

Merchants Bancorp

●	On May 13, 2024, the Company completed a common stock offering of 2.4 million shares, resulting in net proceeds of $97.7 million, which contributed to the estimated 70 basis point increase in the common equity tier I capital ratio that reached 8.7% as of June 30, 2024.
●	On April 30, 2024, the Company completed a $324.6 million securitization of 13 multi-family mortgage loans through a Freddie Mac-sponsored Q-Series transaction.
●	The Company redeemed all outstanding shares of the Series A Preferred Stock on April 1, 2024 for $52 million at the liquidation preference of $25.00 per share.

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

Financial Condition

As of June 30, 2024, we had approximately $18.2 billion in total assets, $14.9 billion in deposits and $1.9 billion in total shareholders’ equity. Total assets as of June 30, 2024 included approximately $540.9 million of cash and cash equivalents, $3.5 billion of loans held for sale, and $10.9 billion of loans receivable, net of Allowance for credit losses on loans (“ACL-loans”). Assets also included $209.2 million of mortgage loans in process of securitization that represent pre-sold multi-family rental real estate loan originations in primarily Government National Mortgage Association (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”), and Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage-backed securities pending settlements that typically occur within 30 days. There

Merchants Bancorp

were also $1.3 billion in securities classified as held to maturity, most of which were acquired through loan securitizations. Additionally, we had $1.0 billion in securities available for sale, the majority of which were acquired from a warehouse customer through loan securitizations, and others are match funded or required to collateralize our credit-linked notes. Other assets at June 30, 2024 totaled $343.1 million, which primarily represents low-income housing tax credits. Servicing rights at June 30, 2024 totaled $178.8 million based on the fair value of the loan servicing, which are primarily GNMA multi-family servicing rights with 10-year call protection.

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

Total Assets.   Total assets of $18.2 billion at June 30, 2024 increased 7% compared to $17.0 billion at December 31, 2023. The increase was due primarily to growth in the warehouse, multi-family, and healthcare loan portfolios, as well as loans held for sale.

Cash and Cash Equivalents.  Cash and cash equivalents of $540.9 million at June 30, 2024 decreased $43.5 million, or 7%, compared to $584.4 million at December 31, 2023. Included in cash equivalents was $37.0 million in restricted cash associated with the March 2023 issuance of senior credit linked notes described in Note 1: Basis of Presentation and the Company’s 2023 Annual Report on Form 10–K.

Mortgage Loans in Process of Securitization.   Mortgage loans in process of securitization of $209.2 million at June 30, 2024 increased $98.6 million, or 89%, compared to $110.6 million at December 31, 2023. These represent loans that our banking subsidiary, Merchants Bank, has funded and are held pending settlement, primarily as Ginnie Mae, Fannie Mae, and Freddie Mac mortgage-backed securities with a firm investor commitment to purchase the securities. The 89% increase was primarily due to a higher origination volume of loans pending settlement date.

Securities Available for Sale.   Securities available for sale of $1.0 billion at June 30, 2024 decreased $96.7 million, or 9%, compared to December 31, 2023. The decrease in securities available for sale was primarily due to $399.5 in calls, maturities, repayments, sales and other adjustments, partially offset by purchases of $302.8 million during the period.

Included in securities available for sale were $682.8 million of investments for which a fair value option was elected. Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the unaudited condensed consolidated balance sheets with changes in the fair value recognized in earnings as they occur.

As of June 30, 2024, Accumulated Other Comprehensive Losses (“AOCL”) of $0.5 million losses, related to securities available for sale, decreased $2.0 million, or 80%, compared to losses of $2.5 million at December 31, 2023. The $0.5 million of AOCL as of June 30, 2024 represented less than 1% of total equity and less than 1% of total securities available for sale.

Securities Held to Maturity.   Securities held to maturity of $1.3 billion at June 30, 2024 increased $86.9 million, or 7%, compared to $1.2 billion at December 31, 2023. The increase was due to purchases of $155.3 million partially offset by remittances of loan payments underlying the securities during the period.

Loans Held for Sale.   Loans held for sale of $3.5 billion at June 30, 2024 increased $338.3 million, or 11%, compared to $3.1 billion at December 31, 2023. The increase in loans held for sale was due primarily to an increase in warehouse participations, as we experienced higher volume. Loans held for sale are comprised primarily of single-family residential real estate loan participations that meet Fannie Mae, Freddie Mac, or Ginnie Mae eligibility.

Loans Receivable, Net.   Loans receivable, net, of $10.9 billion at June 30, 2024, which are comprised of loans held for investment, increased $805.4 million, or 8%, compared to $10.1 billion at December 31, 2023. The increase in net loans was comprised primarily of:

Merchants Bancorp

●	an increase of $617.5 million, or 82%, in mortgage warehouse repurchase agreements, to $1.4 billion at June 30, 2024 reflecting higher loan volume from increased sales efforts and market exits or reductions of competitors.
●	an increase of $154.3 million, or 4%, in multi-family financing loans, to $4.2 billion at June 30, 2024 reflecting higher origination volume for construction, bridge and other loans generated through multi-family segment that will remain on our balance sheet until they convert to permanent financing or are otherwise paid off over an average of one to three years.
●	an increase of $139.2 million, or 6%, in healthcare financing loans, to $2.5 billion at June 30, 2024 reflecting higher loan originations.

As of June 30, 2024, approximately 94% of the total net loans reprice within three months, which reduces the risk of market rate increases.

Allowance for Credit Losses on Loans (“ACL-Loans”). The ACL-Loans of $81.0 million at June 30, 2024 increased $9.3 million, or 13%, compared to December 31, 2023, primarily reflecting increases associated with loan charge-offs, increases in specific reserves, loan growth in the multi-family and healthcare portfolios, and changes to qualitative loss factors to reflect changes in industry and market conditions. Additional details provided in the ACL-Loans portion of the Comparison of Financial Condition at June 30, 2024 and December 31, 2023 and in Note 4: Loans and Allowance for Credit Losses on Loans.

Also influencing the overall level of the ACL-Loans is our differentiated strategy to typically hold loans with shorter durations and to maintain agency underwriting standards that enable us to sell or refinance the majority of our loans under government programs.

Goodwill.   Goodwill of $8.0 million at June 30, 2024 decreased $7.8 million, or 49%, compared to $15.8 million at December 31, 2023. The goodwill associated with FMBI was eliminated upon the sale of their branches to unaffiliated third parties on January 26, 2024.

Servicing Rights.   Servicing rights of $178.8 million at June 30, 2024 increased $20.3 million, or 13%, compared to $158.5 million at December 31, 2023. During the six months ended June 30, 2024, originated servicing of $5.9 million and a positive fair market value adjustment of $19.0 million were partially offset by paydowns of $4.6 million. The $19.0 million positive fair market value adjustment reflected $17.7 million for multi-family mortgages and $1.3 million for single-family mortgages and SBA loans during the six months ended June 30, 2024.

Servicing rights are recognized in connection with sales of loans when we retain servicing of the sold loans. The servicing rights are recorded and carried at fair value. The fair value increase recorded during the six months ended June 30, 2024 was driven by higher interest rates that impacted fair market value adjustments. The value of servicing rights generally increases in rising interest rate environments and declines in falling interest rate environments due to expected prepayments and earnings rates on escrow deposits.

Other Assets and Receivables. Other assets and receivables of $343.1 million at June 30, 2024 increased $36.0 million, or 12%, compared to December 31, 2023. The increase in other assets and receivables was primarily due to the acquisition of low-income housing tax credit investments.

Deposits.   Deposits of $14.9 billion at June 30, 2024 increased $855.6 million, or 6%, compared to $14.1 billion at December 31, 2023. The increase was primarily due to a $1.7 billion increase in certificates of deposit that was partially offset by a $738.3 million decrease in demand deposits and a decrease of $104.2 million in savings deposits. As of June 30, 2024, approximately 79% of the total deposits reprice within three months.

Merchants Bancorp

Core deposits increased by $705.9 million, or 9%, to $8.8 billion at June 30, 2024 compared to December 31, 2023. Core deposits represented 59% of total deposits at June 30, 2024 compared to 58% of total deposits at December 31, 2023.

We have increased our use of brokered deposits by $149.7 million, or 3%, to $6.1 billion at June 30, 2024 compared to December 31, 2023. Brokered deposits represented 41% of total deposits at June 30, 2024 compared to 42% of total deposits at December 31, 2023. As of June 30, 2024, brokered certificates of deposit had a weighted average remaining duration of 70 days.

●	Brokered certificates of deposit accounts of $6.1 billion at June 30, 2024 increased by $1.7 billion, or 37%, compared to December 31, 2023.
●	Brokered demand deposit accounts decreased by $1.5 million, or 100%, compared to December 31, 2023.

Compared to December 31, 2023, interest-bearing deposits increased $992.4 million, or 7%, to $14.5 billion at June 30, 2024, and noninterest-bearing deposits decreased $136.8 million, or 26%, to $383.3 million at June 30, 2024.

Uninsured deposits represented approximately 15% of total deposits. Since 2018, the Company has offered its customers an opportunity to insure balances in excess of $250,000 through our insured cash sweep program that extends FDIC protection up to $100 million. The balance of deposits in this program was $1.5 billion as of June 30, 2024 compared to $1.6 billion as of December 30, 2023 and $1.7 billion as of June 30, 2023. Our line of credit with the Federal Reserve Board could fund 118% of our uninsured deposits.

Borrowings.   Borrowings increased $195.1 million, or 20%, to $1.2 billion at June 30, 2024, compared to $964.1 million at December 31, 2023. The increase was primarily due to $202.6 million in additional FHLB advances. Depending on rates and timing, borrowing can be a more effective liquidity management alternative than utilizing brokered certificates of deposits. The Company primarily utilizes borrowing facilities from the FHLB, the Federal Reserve’s discount window, and AFX. See Note 11: Borrowings for further information.

The Company continues to have significant borrowing capacity based on available collateral. As of June 30, 2024, unused lines of credit totaled $7.0 billion, compared to $6.0 billion at December 31, 2023.

Total Shareholders’ Equity.   Total shareholders’ equity of $1.9 billion at June 30, 2024, increased $187.1 million, or 11%, compared to $1.7 billion as of December 31, 2023. The $187.1 million increase resulted primarily from net income of $163.4 million and net proceeds of $97.7 million from a common stock offering, which was partially offset by redemption of 7% Series A Preferred Stock for $52.0 million and dividends paid on common and preferred shares of $24.4 million during the period.

Asset Quality

Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $143.5 million, or 1.30%, of total loans at June 30, 2024, compared to $82.0 million, or 0.80%, of total loans at December 31, 2023 and $68.4 million, or 0.69%, at June 30, 2023. The increase in non-performing loans compared to both periods was driven by multi-family and healthcare customers with delinquent payments on variable rate loans that have required higher payments due to interest rates remaining at elevated levels.

As a percentage of nonperforming loans, the ACL-Loans was 56% at June 30, 2024 compared to 87% at December 31, 2023 and 92% at June 30, 2023. The decrease in percentage compared to both periods was due to an increase in nonperforming loans, all of which have been individually evaluated for impairment.

Merchants Bancorp

Total loans greater than 30 days past due were $234.8 million at June 30, 2024, $183.5 million at December 31, 2023, and $92.9 million at June 30, 2023. The increase in non-performing loans compared to both periods was driven by multi-family and healthcare customers with delinquent payments on variable rate loans that have required higher payments due to interest rates remaining at elevated levels.

Loans classified as Special Mention totaled $244.0 million at June 30, 2024, compared to $191.3 million at December 31, 2023. The increase was primarily due to the increase in interest rates for our borrowers and the related levels of net operating income on certain properties in the healthcare financing loan portfolio.

Loans classified as Substandard totaled $246.8 million at June 30, 2024, compared to $128.6 million at December 31, 2023. The increase was primarily due to the increase in interest rates for our borrowers and the related levels of net operating income on certain properties in the multi-family financing loan portfolio.

During the three months ended June 30, 2024 there were $3.5 million of charge-offs and $15,000 of recoveries, compared to $9.5 million of charge-offs and $2,000 recoveries for the three months ended June 30, 2023.

For the six months ended June 30, 2024, there were $4.4 million of charge-offs and $16,000 of recoveries, compared to $9.5 million of charge-offs and $9,000 of recoveries for the six months ended June 30, 2023.

Comparison of Operating Results for the Three Months Ended June 30, 2024 and 2023

General.   Net income of $76.4 million for the three months ended June 30, 2024 increased by $11.1 million, or 17%, compared with $65.3 million for the three months ended June 30, 2023. The increase was primarily driven by a $22.5 million, or 21%, increase in net interest income and a $12.6 million, or 56%, decrease in provision for credit losses, partially offset by a $19.5 million, or 594%, increase in provision for income tax.

Net Interest Income.    Net interest income of $128.1 million for the three months ended June 30, 2024 increased $22.5 million, or 21%, compared with $105.6 million for the three months ended June 30, 2023. The 21% increase reflected higher average balances and yields on loans and loans held for sale, as well as higher average yields and balances of securities available for sale, which were partially offset by higher average balances and interest rates on deposits, as well as higher average balances on borrowings. The interest rate spread of 2.45% for the three months ended June 30, 2024 increased 4 basis points compared to 2.41% for the three months ended June 30, 2023.

Our net interest margin increased 2 basis points, to 2.99%, for the three months ended June 30, 2024 compared to 2.97% for the three months ended June 30, 2023. The margin was negatively impacted by approximately 6 basis points in the second quarter of 2024 from the net reversal of $2.5 million in accrued interest income associated with the movement of loans into nonaccrual status.

Interest Income.   Interest income of $328.3 million for the three months ended June 30, 2024 increased $70.2 million, or 27%, compared with $258.1 million for the three months ended June 30, 2023. This increase reflected an increase in both average balances and yields of loans and loans held for sale, as well as securities available for sale. The higher yields were in response to higher interest rates set by the Federal Reserve.

Interest income of $284.4 million for the three months ended June 30, 2024 for loans and loans held for sale increased $55.7 million, or 24%, compared to $228.7 million for the three months ended June 30, 2023. The average balance of loans, including loans held for sale, during the three months ended June 30, 2024 increased $2.4 billion, or 20%, to $14.3 billion compared to the three months ended June 30, 2023. The average yield on loans increased 30 basis points, to 7.97% for the three months ended June 30, 2024, compared to 7.67% for the three months ended June 30, 2023. The increase in average balances of loans and loans held for sale was primarily due to increases in the multi-family, healthcare, and loans held for sale.

Merchants Bancorp

Interest income of $14.8 million for the three months ended June 30, 2024 on securities available for sale increased $9.2 million, or 166%, compared to $5.6 million for the three months ended June 30, 2023. The average balance of securities available for sale of $1.0 billion increased $366.5 million, or 54%, compared to $672.9 million for the three months ended June 30, 2023. The average yield increased 240 basis points, to 5.72% for the three months ended June 30, 2024, compared to 3.32% for the three months ended June 30, 2023. The increase in average balances of securities available for sale was primarily associated with the acquisition of certain securities from a warehouse customer in December 2023 that provide protective put options and interest rate floor derivatives to prevent losses in value.

Interest income of $19.8 million for the three months ended June 30, 2024 for securities held to maturity increased $2.5 million, or 14%, compared to $17.3 million for the three months ended June 30, 2023. The average balance of securities held to maturity, during the three months ended June 30, 2024 increased $67.2 million, or 6%, to $1.2 billion compared to the three months ended June 30, 2023. The average yield on securities held to maturity increased 51 basis points, to 6.86% for the three months ended June 30, 2024, compared to 6.35% for the three months ended June 30, 2023. The increase in average balance of securities held to maturity was primarily related to held maturity securities acquired as part of loan securitizations.

Interest income of $6.2 million for the three months ended June 30, 2024 on interest-earning deposits and other increased $2.9 million, or 87%, compared to $3.3 million for the three months ended June 30, 2023. The average balance of interest-earning deposits and other of $438.4 million increased $188.7 million, or 76%, compared to $249.7 million for the three months ended June 30, 2023. The average yield increased 35 basis points, to 5.71% for the three months ended June 30, 2024, compared to 5.36% for the three months ended June 30, 2023.

Interest Expense.   Total interest expense of $200.2 million for the three months ended June 30, 2024 increased $47.7 million, or 31%, compared to $152.5 million for the three months ended June 30, 2023.

Interest expense on deposits increased $41.9 million, or 30%, to $180.0 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to higher average balances and rates on certificates of deposit and interest-bearing checking accounts. The higher rates on our deposits were in response to higher interest rates set by the Federal Reserve.

Interest expense of $88.3 million for the three months ended June 30, 2024 on certificates of deposit increased $29.6 million, or 50%, compared to $58.7 million for the three months ended June 30, 2023. The average balance of certificates of deposit of $6.5 billion for the three months ended June 30, 2024 increased $1.8 billion, or 38%, compared to the three months ended June 30, 2023. The average rate on certificates of deposit was 5.43% for the three months ended June 30, 2024, which was a 45 basis point increase compared to 4.98% for three months ended June 30, 2023.

Interest expense of $58.1 million for the three months ended June 30, 2024 on interest-bearing checking accounts increased $9.8 million, or 20%, compared to $48.3 million for the three months ended June 30, 2023. The average balance of interest-bearing checking accounts of $4.9 billion for the three months ended June 30, 2024 increased $627.4 million, or 15%, compared to $4.3 billion for the three months ended June 30, 2023. The average yield of interest-bearing checking accounts was 4.74% for the three months ended June 30, 2024, which was a 24 basis point increase compared to 4.50% for three months ended June 30, 2023.

Interest expense of $20.5 million for the three months ended June 30, 2024 on borrowings increased $5.9 million, or 40%, compared to $14.7 million for the three months ended June 30, 2023. The increase reflected an increase of $439.8 million, or 74%, in the average balance of borrowings, to $1.0 billion compared to the three months ended June 30, 2023. Also included in borrowings, our warehouse structured financing agreements provide for additional interest payments for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 7.53% and 9.53%, to an effective rate of 8.00% and 9.94% for the three months ended June 30, 2024 and 2023, respectively.

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

	Three Months Ended June 30,
	2024			2023
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-earning deposits, and other	$438,445	$6,225	5.71%	$249,722	$3,335	5.36%
Securities available for sale	1,039,388	14,784	5.72%	672,887	5,564	3.32%
Securities held to maturity	1,160,170	19,799	6.86%	1,093,018	17,311	6.35%
Mortgage loans in process of securitization	234,706	3,044	5.22%	280,092	3,127	4.48%
Loans and loans held for sale	14,347,165	284,421	7.97%	11,968,565	228,732	7.67%
Total interest-earning assets	17,219,874	328,273	7.67%	14,264,284	258,069	7.26%
Allowance for credit losses on loans	(76,456)			(54,411)
Noninterest-earning assets	670,773			463,384
Total assets	$17,814,191			$14,673,257

Liabilities/Equity:
Interest-bearing checking	$4,935,123	$58,128	4.74%	$4,307,736	$48,296	4.50%
Savings deposits	145,262	19	0.05%	236,012	299	0.51%
Money market	2,788,335	33,207	4.79%	2,749,594	30,521	4.45%
Certificates of deposit	6,535,651	88,297	5.43%	4,729,242	58,685	4.98%
Total interest-bearing deposits	14,404,371	179,651	5.02%	12,022,584	137,801	4.60%
Borrowings	1,031,180	20,503	8.00%	591,333	14,651	9.94%
Total interest-bearing liabilities	15,435,551	200,154	5.22%	12,613,917	152,452	4.85%
Noninterest-bearing deposits	331,246			346,837
Noninterest-bearing liabilities	222,664			167,527
Total liabilities	15,989,461			13,128,281
Equity	1,824,730			1,544,976
Total liabilities and equity	$17,814,191			$14,673,257
Net interest income		$128,119			$105,617
Interest rate spread			2.45%			2.41%
Net interest-earning assets	$1,784,323			$1,650,367
Net interest margin			2.99%			2.97%
Average interest-earning assets to average interest-bearing liabilities			111.56%			113.08%

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

Merchants Bancorp

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Three Months Ended June 30, 2024
	compared to June 30, 2023
	Increase (Decrease)
	Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-earning deposits, and other	$2,520	$370	$2,890
Securities available for sale	3,031	6,189	9,220
Securities held to maturity	1,064	1,424	2,488
Mortgage loans in process of securitization	(507)	424	(83)
Loans and loans held for sale	45,458	10,231	55,689
Total interest income	51,566	18,638	70,204
Interest expense
Deposits
Interest-bearing checking	7,034	2,798	9,832
Savings deposits	(115)	(165)	(280)
Money market deposits	430	2,256	2,686
Certificates of deposit	22,416	7,196	29,612
Total Deposits	29,765	12,085	41,850
Borrowings	10,898	(5,046)	5,852
Total interest expense	40,663	7,039	47,702
Net interest income	$10,903	$11,599	$22,502

Provision for Credit Losses.   We recorded a total provision for credit losses of $10.0 million for the three months ended June 30, 2024, a decrease of $12.6 million, or 56%, compared to the three months ended June 30, 2023. The 56% decrease was primarily due to lower loan charge-offs and relative changes to qualitative factors.

The provision for the three months ended June 30, 2024 reflected $3.5 million related to charge-offs, $3.8 million for specific reserves, and loan growth.

The provision for the three months ended June 30, 2023 included $8.2 million related to charge-offs, an increase of $4.6 million related to changes in qualitative factors and loss rates as well as $2.0 million for specific reserves.

The $10.0 million provision for credit losses consisted of $8.8 million for the ACL-Loans and $1.2 million for the ACL-OBCE’s. The ACL-Loans was $81.0 million, or 0.74%, of total loans, at June 30, 2024, compared to $71.8 million, or 0.70%, of total loans, at December 31, 2023, and $63.0 million, or 0.64%, at June 30, 2023.

Noninterest Income.   Noninterest income of $31.4 million for the three months ended June 30, 2024 increased $1.5 million, or 5%, compared to $29.9 million for the three months ended June 30, 2023. The increase was primarily due to a $2.2 million, or 26%, increase in net loan servicing fees and a $1.4 million, or 46%, increase in other income, that was partially offset by a $1.3 million, or 47%, decrease in mortgage warehouse fees.

Loan servicing fees included a $5.1 million positive fair market value adjustment to servicing rights for the three months ended June 30, 2024, compared to a $3.4 million positive adjustment to fair value of servicing rights for the three months ended June 30, 2023.

Merchants Bancorp

A summary of the gain on sale of loans for the three months ended June 30, 2024 and 2023 is below:

	For the Three Months Ended June 30,
	2024	2023

	(in thousands)
Loan Type
Multi-family	$9,083	$10,361
Single-family	524	202
Small Business Association (SBA)	1,561	787
Total	$11,168	$11,350

Noninterest Expense.   Noninterest expense of $50.4 million for the three months ended June 30, 2024 increased $6.1 million, or 14%, compared to $44.3 million for the three months ended June 30, 2023. The increase was due primarily to a $2.6 million, or 10%, increase in salaries and employee benefits to support business growth, as well as a $1.8 million, or 47%, increase in FDIC deposit insurance expenses. The higher noninterest expense also reflected a $1.6 million, or 27%, increase in other expenses primarily associated with ongoing premium expense on the credit default swap that was executed in March 2024.

The efficiency ratio was at 31.59% for the three months ended June 30, 2024, compared with 32.71% for the three months ended June 30, 2023.

Income Taxes.   Income tax expense of $22.7 million for the three months ended June 30, 2024 increased $19.5 million, or 594%, compared to the three months ended June 30, 2023. The increase was primarily due to a $13.0 million tax benefit recorded in the second quarter of 2023 that was related to tax refunds and changes to our state tax apportionment calculation. The effective tax rate was 22.9% for the three months ended June 30, 2024 and 4.8% for the three months ended June 30, 2023.

Comparison of Operating Results for the Six Months Ended June 30, 2024 and 2023

General.   Net income of $163.4 million for the six months ended June 30, 2024 increased $43.2 million, or 36%, compared to the six months ended June 30, 2023. The increase was primarily due to a $48.9 million increase in net interest income, a $28.1 million increase in noninterest income, and a $14.8 million decrease in the provision for credit losses, partially offset by a $28.3 million increase in the provision for income taxes and a $20.2 million increase in noninterest expense.

Net Interest Income.    Net interest income of $255.2 million for the six months ended June 30, 2024 increased $48.9 million, or 24%, compared to $206.3 million for the six months ended June 30, 2023. The increase reflected an increase in interest income primarily from both higher average balances and average yields on loans, securities available for sale, and securities held to maturity, partially offset by an increase in interest expense from both higher average balances and rates on certificates of deposit accounts, interest-bearing checking, and borrowings. The interest rate spread of 2.52% for the six months ended June 30, 2024 decreased 5 basis points compared to 2.57% for the six months ended June 30, 2023.

Our net interest margin decreased 4 basis points, to 3.07% for the six months ended June 30, 2024 from 3.11% for the six months ended June 30, 2023. The margin was negatively impacted by approximately 3 basis points from the net reversal of $2.8 million in accrued interest income associated with the movement of loans into nonaccrual status.

Interest Income.   Interest income of $642.4 million for the six months ended June 30, 2024 increased $173.1 million, or 37%, compared to the six months ended June 30, 2023. This increase was primarily attributable to an increase in average balances and higher yields of loans and loans held for sale, securities available for sale, and securities held to maturity.

Merchants Bancorp

Interest income of $556.4 million for the six months ended June 30, 2024 on loans and loans held for sale increased $138.2 million, or 33%, compared to the six months ended June 30, 2023. The average balance of loans, including loans held for sale, during the six months ended June 30, 2024 increased $2.6 billion, or 23%, to $13.9 billion compared to $11.3 billion for the six months ended June 30, 2023, and the average yield on loans increased 57 basis points, to 8.04% for the six months ended June 30, 2024, compared to 7.47% for the six months ended June 30, 2023.

Interest income of $29.2 million for the six months ended June 30, 2024 on securities available for sale increased $21.3 million, or 273%, compared to the six months ended June 30, 2023. The average balance of securities available for sale increased $502.4 million, or 90%, to $1.1 billion for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, and the average yield increased 270 basis points, to 5.52% for the six months ended June 30, 2024, compared to 2.82% for the six months ended June 30, 2023.

Interest income of $40.3 million for the six months ended June 30, 2024 on securities held to maturity increased $7.3 million, or 22%, compared to the six months ended June 30, 2023. The average balance of securities held to maturity, during the six months ended June 30, 2024 increased $74.3 million, or 7%, to $1.2 billion compared to the six months ended June 30, 2023. The average yield on securities held to maturity increased 84 basis points, to 6.88% for the six months ended June 30, 2024 ended, compared to 6.04% for the six months ended June 30, 2023.

Interest income of $11.8 million for the six months ended June 30, 2024 on interest-earning deposits and other increased $6.3 million, or 114%, compared to $5.5 million for the six months ended June 30, 2023. The average balance of interest-earning deposits and other increased $175.0 million, or 81%, to $392.3 million for the six months ended June 30, 2024, from $217.3 million for the six months ended June 30, 2023, and the average yield increased 92 basis points, to 6.03% for the six months ended June 30, 2024, compared to 5.11% for the six months ended June 30, 2023.

Interest Expense.   Total interest expense of $387.3 million for the six months ended June 30, 2024 increased $124.2 million, or 47%, compared to $263.1 million for the six months ended June 30, 2023.

Interest expense on deposits increased $108.4 million, or 45%, to $350.7 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily due to increases in both average balances and higher rates for certificate of deposit accounts and interest-bearing checking accounts, as well as higher rates on money market accounts.

Interest expense of $164.8 million for the six months ended June 30, 2024 for certificates of deposits increased $71.2 million, or 76%, compared to $93.6 million for the six months ended June 30, 2023. The average balance of certificates of deposit accounts was $6.1 billion for the six months ended June 30, 2024, an increase of $2.1 million, or 52%, compared to the six months ended June 30, 2023. The average rate on certificates of deposit accounts was 5.42% for the six months ended June 30, 2024, which was a 74 basis point increase compared to 4.68% for the six months ended June 30, 2023.

Interest expense of $118.8 million for the six months ended June 30, 2024 for interest-bearing checking accounts increased $29.9 million, or 34%, compared to $88.9 million for the six months ended June 30, 2023. The average balance of interest-bearing checking accounts of $5.0 billion for the six months ended June 30, 2024 increased $822.1 million, or 20%, compared to $4.2 billion for the six months ended June 30, 2023. The average rate on interest-bearing checking accounts was 4.78% for the six months ended June 30, 2024, which was a 49 basis point increase compared to 4.29% for the six months ended June 30, 2023.

Interest expense of $66.9 million for the six months ended June 30, 2024 for money market accounts increased $7.7 million, or 13%, compared to the six months ended June 30, 2023. The average balance of money market accounts of $2.8 billion for the six months ended June 30, 2024 increased $4.1 million compared to the six months ended June 30, 2023. The average rate on money market accounts was 4.80% for the six months ended June 30, 2024, which was a 54 basis point increase compared to 4.26% for the six months ended June 30, 2023.

Merchants Bancorp

Interest expense of $36.6 million for the six months ended June 30, 2024 for borrowings increased $15.8 million, or 76%, compared to $20.8 million for the six months ended June 30, 2023. The increase was primarily due to a $336.7 million, or 63%, increase in average balances to fund loan growth and an increase of 61 basis points in the average rate of borrowings, to 8.42% compared to 7.81% for the six months ended June 30, 2023. Also included in borrowings, is our warehouse structured financing agreements that provide for additional interest payments for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 7.93% and 7.43%, to an effective rate of 8.42% and 7.81% for the six months ended June 30, 2024 and 2023, respectively.

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

	Six Months Ended June 30,
	2024			2023
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-earning deposits, and other	$392,297	$11,770	6.03%	$217,276	$5,511	5.11%
Securities available for sale	1,062,251	29,172	5.52%	559,878	7,830	2.82%
Securities held to maturity	1,178,401	40,321	6.88%	1,104,069	33,065	6.04%
Mortgage loans in process of securitization	186,298	4,764	5.14%	220,046	4,775	4.38%
Loans and loans held for sale	13,921,063	556,419	8.04%	11,285,909	418,182	7.47%
Total interest-earning assets	16,740,310	642,446	7.72%	13,387,178	469,363	7.07%
Allowance for credit losses on loans	(74,000)			(49,826)
Noninterest-earning assets	637,322			447,082
Total assets	$17,303,632			$13,784,434

Liabilities/Equity:
Interest-bearing checking	$5,002,758	$118,816	4.78%	$4,180,614	$88,943	4.29%
Savings deposits	173,561	238	0.28%	236,647	565	0.48%
Money market	2,802,859	66,850	4.80%	2,798,774	59,129	4.26%
Certificates of deposit	6,115,292	164,769	5.42%	4,030,001	93,606	4.68%
Total interest-bearing deposits	14,094,470	350,673	5.00%	11,246,036	242,243	4.34%
Borrowings	874,017	36,598	8.42%	537,328	20,810	7.81%
Total interest-bearing liabilities	14,968,487	387,271	5.20%	11,783,364	263,053	4.50%
Noninterest-bearing deposits	331,709			325,596
Noninterest-bearing liabilities	217,241			154,547
Total liabilities	15,517,437			12,263,507
Equity	1,786,195			1,520,927
Total liabilities and equity	$17,303,632			$13,784,434
Net interest income		$255,175			$206,310
Interest rate spread			2.52%			2.57%
Net interest-earning assets	$1,771,823			$1,603,814
Net interest margin			3.07%			3.11%
Average interest-earning assets to average interest-bearing liabilities			111.84%			113.61%

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

Merchants Bancorp

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Six Months Ended June 30, 2024
	compared to June 30, 2023
	Increase (Decrease)
	Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income
Interest-earning deposits, and other	$4,439	$1,820	$6,259
Securities available for sale	7,026	14,316	21,342
Securities held to maturity	2,226	5,030	7,256
Mortgage loans in process of securitization	(732)	721	(11)
Loans and loans held for sale	97,642	40,595	138,237
Total interest income	110,601	62,482	173,083
Interest expense
Deposits
Interest-bearing checking	17,491	12,382	29,873
Savings deposits	(151)	(176)	(327)
Money market deposits	86	7,635	7,721
Certificates of deposit	48,436	22,727	71,163
Total Deposits	65,862	42,568	108,430
Borrowings	13,040	2,748	15,788
Total interest expense	78,902	45,316	124,218
Net interest income	$31,699	$17,166	$48,865

Provision for Credit Losses.   We recorded a provision for credit losses of $14.7 million for the six months ended June 30, 2024, a decrease of $14.8 million, or 50%, compared to $29.5 million for the six months ended June 30, 2023. The decrease was primarily due to lower loan charge-offs and relative changes to qualitative factors.

Noninterest Income.   Noninterest income of $72.2 million for the six months ended June 30, 2024 increased $28.1 million, or 64%, compared to $44.1 million for the six months ended June 30, 2023. The increase was primarily due to a $19.3 million, or 175%, increase in loan servicing fees, a $4.5 million, or 73%, increase in other income, a $3.4 million, or 67%, increase in syndication and asset management fees, and $2.4 million, or 13%, increase in gain on sale of loans compared to the six months ended June 30, 2023.

The increase in loan servicing fees reflected higher positive adjustments to fair value of servicing rights. Included in loan servicing fees was a $19.0 million positive adjustment to the fair value of servicing rights for the six months ended June 30, 2024, compared to a positive adjustment of $0.5 million for the six months ended June 30, 2023. The $4.5 million increase in other income is primarily due to $3.5 million in fee income related to derivatives. The $3.4 million increase in syndication and asset management fees increased as we continue to experience growth in this line of business.

Merchants Bancorp

A summary of the gain on sale of loans for the six months ended June 30, 2024 and 2023 is below:

	For the Six Months Ended June 30,
	2024	2023

	(in thousands)
Loan Type
Multi-family	$17,506	$15,281
Single-family	804	479
Small Business Association (SBA)	2,214	2,323
Total	$20,524	$18,083

Noninterest Expense.   Noninterest expense of $99.3 million for the six months ended June 30, 2024 increased $20.2 million, or 26%, compared to $79.1 million for the six months ended June 30, 2023. The increase was primarily due to a $10.1 million, or 21%, increase in salaries and employee benefits primarily due to higher commissions associated with loan growth, as well as a $4.7 million, or 79%, increase in deposit insurance. Other expenses increased $3.1 million, or 32%, primarily due to ongoing premium expense on the credit default swap that was executed in March 2024.

The efficiency ratio was at 30.33% for the six months ended June 30, 2024, compared with 31.58% for the six months ended June 30, 2023.

Income Taxes.   Provision for income taxes of $50.0 million for the six months ended June 30, 2024 increased $28.3 million, or 131%, compared to $21.6 million for the six months ended June 30, 2023. The increase reflected a $13.0 million tax benefit recorded in the second quarter of 2023 related to tax refunds and changes to state tax apportionment calculations, as well as taxes on higher pre-tax income during the six months ended June 30, 2024. The effective tax rate was 23.4% for the six months ended June 30, 2024 and 15.2% for the six months ended June 30, 2023.

Our Segments

We operate in three primary segments: Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. The reportable segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company.  The Multi-family Mortgage Banking segment originates and services government sponsored mortgages for multi-family and healthcare facilities through Merchants Capital. Merchants Capital is also a fully integrated syndicator of low-income housing tax credit and debt funds.  As one of the top ranked agency affordable lenders in the nation, our licenses with Fannie Mae, Freddie Mac, and FHA, coupled with our bank financing products, provide sponsors with custom beginning-to-end financing solutions that adapt to an ever-changing market. We are also one of the largest Ginnie Mae servicers in the country based on aggregate loan principal value. As of June 30, 2024 the Company’s total servicing portfolio had an unpaid principal balance of $27.1 billion, primarily managed in the Multi-Family Mortgage Banking segment. Included in this amount was an unpaid principal balance of loans serviced for others of $15.9 billion, an unpaid principal balance of loans sub-serviced for others of $2.4 billion, and other servicing balances of $0.7 billion at June 30, 2024. These loans are not included in the accompanying balance sheets. The Company also manages $8.1 billion of loans for customers that have loans on the balance sheet at June 30, 2024. The servicing portfolio primarily consists of Ginnie Mae, Fannie Mae, and Freddie Mac loans and is a significant source of our noninterest income and deposits.

Our Mortgage Warehousing segment funds agency eligible loans for non-depository financial institutions from the date of origination or purchase until the date of sale to an investor, which typically takes less than 30 days and is a significant source of our net interest income, loans, and deposits. Mortgage Warehousing has grown to fund over $33.2 billion in 2022, $33.0 billion in 2023, and $18.8 billion for the six months ended June 30, 2024. Mortgage Warehousing also provides commercial loans and collects deposits related to the mortgage escrow accounts of its customers.

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

Our segments diversify the net income of Merchants Bank and provide synergies across the segments. Strategic opportunities come from MCC and MCS, where loans are funded by the Banking segment and the Banking segment provides Ginnie Mae custodial services to MCC and MCS. Low-income tax credit syndication and debt fund offerings complement the lending activities of new and existing multi-family mortgage customers. The securities available for sale and held to maturity funded by MCC custodial deposits or purchases of securitized loans originated by MCC are pledged to the FHLB to provide advance capacity during periods of high residential loan volume for Mortgage Warehousing. Mortgage Warehousing provides leads to Correspondent Residential Lending in the Banking segment. Retail and commercial customers provide cross selling opportunities within the banking segment. Merchants Mortgage is a risk mitigant to Mortgage Warehousing because it provides us with a ready platform to sell or refinance the underlying collateral to secure repayment. These and other synergies form a part of our strategic plan.

The Other segment presented below, in Note 16: Segment Information, and elsewhere in this report includes general and administrative expenses for provision of services to all segments, internal funds transfer pricing offsets resulting from allocations to or from the other segments, certain elimination entries, and investments in low-income housing tax credit limited partnerships or Limited Liability Companies (“LLC”).

For the three months ended June 30, 2024 and 2023, we had total net income of $76.4 million and $65.3 million, respectively. For the six months ended June 30, 2024 and 2023, we had total net income of $163.4 million and $120.3 million, respectively. Net income and assets for our segments for the respective periods was as follows:

	For the Three Months Ended		For the Six Months Ended		Assets at
	June 30,		June 30,		June 30,
	2024	2023	2024	2023	2024

	(In thousands)
Multi-family Mortgage Banking	$9,037	$11,242	$25,646	$13,208	$428,299
Mortgage Warehousing	22,270	18,596	42,460	27,237	5,626,055
Banking	52,378	42,650	108,803	91,957	11,885,484
Other	(7,292)	(7,186)	(13,462)	(12,145)	272,584
Total	$76,393	$65,302	$163,447	$120,257	$18,212,422

Multi-family Mortgage Banking.

Comparison of results for the three months ended June 30, 2024 and 2023:

The Multi-family Mortgage Banking segment reported net income of $9.0 million for the three months ended June 30, 2024, a decrease of $2.2 million, or 20%, compared to $11.2 million for the three months ended June 30, 2023. The decrease in net income was primarily due to a tax benefit recorded in the second quarter of 2023 that was related to tax refunds and changes in state tax apportionment calculations.

Results included a $4.5 million positive fair market value adjustment to servicing rights for the three months ended June 30, 2024 compared to a $2.1 million positive fair market value adjustment for the three months ended June 30, 2023.

Merchants Bancorp

The volume of loans originated and acquired for sale in the secondary market decreased by $329.5 million, or 49%, to $338.7 million, for the three months ended June 30, 2024, compared to $668.2 million for the three months ended June 30, 2023.

Comparison of results for the six months ended June 30, 2024 and 2023:

The Multi-family Mortgage Banking segment reported net income of $25.6 million for the six months ended June 30, 2024, an increase of $12.4 million, or 94%, from the $13.2 million of net income reported for the six months ended June 30, 2023. The increase in net income was primarily due to a $19.9 million increase in servicing fees, as well as a $3.3 million increase in syndication and asset management fees as we continue to see growth in this line of business, and a $1.4 million increase in gain on sale of loans. These increases to net income were partially offset by a $5.6 million increase in noninterest expense, primarily associated with an $8.0 million increase in income tax expense reflecting a tax benefit recorded in the second quarter of 2023 related to tax refunds and changes in state tax apportionment calculations, as well as higher salaries and benefits to support business growth.

Loan servicing fees for the six months ended June 30, 2024 included a positive fair market value adjustment of $17.7 million on servicing rights, compared to a negative fair market value adjustment of $0.1 million for the six months ended June 30, 2023.

The volume of loans originated and acquired for sale in the secondary market decreased by $190.9 million, or 24%, to $591.4 million, for the six months ended June 30, 2024, compared to $782.3 million for the six months ended June 30, 2023.

Mortgage Warehousing.

Comparison of results for the three months ended June 30, 2024 and 2023:

The Mortgage Warehousing segment reported net income of $22.3 million for the three months ended June 30, 2024, an increase of $3.7 million, or 20%, compared to $18.6 million for the three months ended June 30, 2023. The increase in net income reflected higher net interest income as volumes increased.

There was a 30% increase in warehouse loan volume of $10.9 billion compared to $8.4 billion for the three months ended June 30, 2023, which compared to an industry volume decrease of 7% according to the Mortgage Bankers Association.

Comparison of results for the six months ended June 30, 2024 and 2023:

The Mortgage Warehousing segment reported net income for the six months ended June 30, 2024 of $42.5 million, an increase of $15.2 million, or 56%, compared to the six months ended June 30, 2023. The increase in net income reflected higher net interest income as volumes increased.

There was a 36% increase in warehouse loan volume of $18.8 billion compared to $13.8 billion for the six months ended June 30, 2023, which compared to an industry volume increase of 1% according to the Mortgage Bankers Association.

Banking.

Comparison of results for the three months ended June 30, 2024 and 2023:

The Banking segment reported net income of $52.4 million for the three months ended June 30, 2024, an increase of $9.7 million, or 23%, compared to $42.7 million for the three months ended June 30, 2023. The increase in net income

Merchants Bancorp

was primarily due to higher net interest income from higher average balances and yields on loans and loans held for sale that were partially offset by higher average balances and rates on deposits.

Noninterest income for the three months ended June 30, 2024 included a positive fair market value adjustment of $0.6 million on single-family servicing rights, compared to a positive fair market value adjustment of $1.3 million for the three months ended June 30, 2023.

Comparison of results for the six months ended June 30, 2024 and 2023:

The Banking segment reported net income of $108.8 million for the six months ended June 30, 2024, an increase of $16.8 million, or 18%, compared to $92.0 million for the six months ended June 30, 2023. The increase in net income was primarily due to higher net interest income from higher average balances and yields on loans that were partially offset by increased interest expense primarily due to higher average balances and rates on deposits and borrowings.

Noninterest income for the six months ended June 30, 2024 included a positive fair market value adjustment of $1.3 million on single-family servicing rights, compared to a positive fair market value adjustment of $0.6 million for the six months ended June 30, 2023.

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

At June 30, 2024, based on collateral, we had $7.0 billion in available unused borrowing capacity with the FHLB and the Federal Reserve discount window. This compared to $6.0 billion at December 31, 2023. While the amounts available fluctuate daily, we also had available capacity lines through our membership in the AFX. This liquidity enhances the ability to effectively manage interest expense and asset levels in the future.

The Company’s most liquid assets are in cash, short-term investments, including interest-earning demand deposits, mortgage loans in process of securitization, loans held for sale, and warehouse lines of credit included in loans receivable. Taken together with its unused borrowing capacity of $7.0 billion described above, these totaled $12.6 billion, or 69%, of its $18.2 billion total assets at June 30, 2024. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our liquid assets and borrowing capacity significantly exceed our uninsured deposits. Uninsured deposits represent approximately 15% of total deposits. Our line of credit with Federal Reserve Board, alone, could fund 118% of uninsured deposits. Since 2018, the Company has offered its customers an opportunity to insure balances in excess of $250,000 through our insured cash sweep program that extends FDIC protection up to $100 million. The balance of deposits in this program was $1.5 billion and $1.6 billion as of June 30, 2024 and December 31, 2023, respectively.

The Company’s investment portfolio has minimal levels of unrealized losses and management does not anticipate a need to sell securities for liquidity purposes at a loss. As of June 30, 2024, Accumulated Other Comprehensive Losses (“AOCL”) of $0.5 million losses, related to securities available for sale, decreased $2.0 million, or 80%, compared to losses of $2.5 million as of December 31, 2023. The $0.5 million of AOCL as of June 30, 2024 represented less than 1% of total equity and 1% of total securities available for sale.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was ($332.7) million and $(543.0) million for the

Merchants Bancorp

six months ended June 30, 2024 and 2023, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities and loans, was $(1.0) billion and $(2.4) billion for the six months ended June 30, 2024 and 2023, respectively. Net cash provided by financing activities, which is comprised primarily of net change in borrowings and deposits was $1.3 billion and $3.1 billion for the six months ended June 30, 2024 and 2023, respectively.

Certificates of deposit that are scheduled to mature in less than one year from June 30, 2024 totaled $6.8 billion, or 98%, of total certificates of deposit. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances, the Federal Reserve discount window, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

At June 30, 2024, we had $3.9 billion in outstanding commitments to extend credit that are subject to credit risk and $3.7 billion outstanding commitments subject to certain performance criteria and cancellation by the Company, including loans pending closing, unfunded construction draws, and unfunded lines of warehouse credit. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Additionally, the Company’s business model is designed to continuously sell a significant portion of its loans, which provides flexibility in managing its liquidity.

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

Shareholders’ Equity. Shareholders’ equity was $1.9 billion as of June 30, 2024, compared to $1.7 billion as of December 31, 2023. The $187.1 million or 11%, increase resulted primarily from net income of $163.4 million and net proceeds of $97.7 million from a common stock offering, which was partially offset by redemption of 7% Series A Preferred Stock for $52.0 million and dividends paid on common and preferred shares of $24.4 million during the period.

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

Merchants Bancorp

The Company redeemed all outstanding shares of the Series A Preferred Stock on April 1, 2024 for $52 million at a price equal to the liquidation preference of $25.00 per share, using cash on hand.

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

Merchants Bancorp

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

Common Shares/Dividends. As of June 30, 2024, the Company had 45,757,567 common shares issued and outstanding. The Board expects to declare a quarterly dividend of $0.09 per share in each quarter of 2024.

On May 13, 2024, the Company issued 2.4 million shares of the Company’s common stock, without par value, at a public offering price of $43.00 per share in an underwritten public offering. The aggregate gross offering proceeds for the shares issued by the Company was $103.2 million, and after deducting underwriting discounts, commissions, and offering expenses of $5.5 million paid to third parties, the Company received total net proceeds of $97.7 million.

Capital Adequacy.

The following tables present the Company’s capital ratios at June 30, 2024 and December 31, 2023:

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
June 30, 2024
Total capital(1) (to risk-weighted assets)
Company	$1,977,729	12.0%	$1,726,065	10.5%	$—	N/A	%
Merchants Bank	1,971,631	12.0%	1,725,481	10.5%	1,643,316	10.0
Tier I capital(1) (to risk-weighted assets)
Company	1,879,605	11.4%	1,397,291	8.5%	—	N/A	%
Merchants Bank	1,873,508	11.4%	1,396,818	8.5%	1,314,653	8.0
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,430,219	8.7%	1,150,710	7.0%	—	N/A	%
Merchants Bank	1,873,508	11.4%	1,150,321	7.0%	1,068,155	6.5
Tier I capital(1) (to average assets)
Company	1,879,605	10.6%	890,257	5.0%	—	N/A	%
Merchants Bank	1,873,508	10.5%	887,924	5.0%	887,924	5.0
(1)	As defined by regulatory agencies.

Merchants Bancorp

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
			Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2023
Total capital(1) (to risk-weighted assets)
Company	$1,772,195	11.6%	$1,598,260	10.5%	$—	N/A %
Merchants Bank	1,724,505	11.5%	1,577,434	10.5%	1,502,318	10.0%
FMBI	40,613	21.1%	20,209	10.5%	19,247	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	1,686,202	11.1%	1,293,830	8.5%	—	N/A %
Merchants Bank	1,639,171	10.9%	1,276,970	8.5%	1,201,854	8.0%
FMBI	39,953	20.8%	16,360	8.5%	15,398	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,186,594	7.8%	1,065,507	7.0%	—	N/A %
Merchants Bank	1,639,171	10.9%	1,051,623	7.0%	976,507	6.5%
FMBI	39,953	20.8%	13,473	7.0%	12,511	6.5%
Tier I capital(1) (to average assets)
Company	1,686,202	10.1%	832,706	5.0%	—	N/A %
Merchants Bank	1,639,171	10.1%	815,191	5.0%	815,191	5.0%
FMBI	39,953	11.5%	17,391	5.0%	17,391	5.0%

(1)	As defined by regulatory agencies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Merchants Bank to maintain minimum amounts and ratios (set forth in the table above). Management believes, as of June 30, 2024 and December 31, 2023, that the Company and Merchants Bank met all capital adequacy requirements to which they were subject. For additional information regarding dividend restrictions, see the Company’s 2023 Annual Report on Form 10–K.

As of June 30, 2024 and December 31, 2023, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or Merchants Bank’s category.

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

The following table presents NII at Risk for Merchants Bank as of June 30, 2024 and December 31, 2023.

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
June 30, 2024:
Dollar change	$(89,293)	$(44,404)	$36,099	$70,343
Percent change	(16.8)%	(8.4)%	6.8%	13.3%

December 31, 2023:
Dollar change	$(73,311)	$(36,576)	$29,601	$57,294
Percent change	(15.0)%	(7.5)%	6.0%	11.7%

Our interest rate risk management policy limits the change in our net interest income to 20% for a +/- 100 basis point move in interest rates, and 30% for a +/- 200 basis point move in rates. At June 30, 2024 we are within policy limits set by our board of directors for the -200, -100, +100, and +200 basis point scenarios.

The EVE results for Merchants Bank included in the following table reflect the analysis used quarterly by management. It models immediate -200, -100, +100 and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
June 30, 2024:
Dollar change	$148,524	$77,540	$(25,446)	$(65,403)
Percent change	8.1%	4.2%	(1.4)%	(3.6)%

December 31, 2023:
Dollar change	$180,864	$92,793	$(34,800)	$(79,455)
Percent change	10.8%	5.5%	(2.1)%	(4.7)%

Our interest rate risk management policy limits the change in our EVE to 15% for a +/- 100 basis point move in interest rates, and 20% for a +/- 200 basis point move in rates. We are within policy limits set by our board of directors for the -200, -100, +100 and +200 basis point scenarios. The EVE reported at June 30, 2024 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective.

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

Merchants Bancorp

Date:	August 9, 2024	By:	/s/ Michael F. Petrie
Michael F. Petrie
Chairman & Chief Executive Officer

Date:	August 9, 2024	By:	/s/ John F. Macke
John F. Macke Chief Financial Officer
(Principal Financial & Accounting Officer)