Form 10-Q
period 2024-09-30
Merchants Bancorp
filed 2024-11-08
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 1, 2024, the latest practicable date, 45,764,023 shares of the registrant’s common stock, without par value, were issued and outstanding.

Merchants Bancorp

Part I – Financial Information

Item 1. Financial Statements

Merchants Bancorp

Condensed Consolidated Balance Sheets

September 30, 2024 (Unaudited) and December 31, 2023

(In thousands, except share data)

	September 30,	December 31,
	2024	2023*
Assets
Cash and due from banks	$12,214	$15,592
Interest-earning demand accounts	589,692	568,830
Cash and cash equivalents	601,906	584,422
Securities purchased under agreements to resell	3,279	3,349
Mortgage loans in process of securitization	430,966	110,599
Securities available for sale ($682,975 and $722,497 utilizing fair value option, respectively)	953,063	1,113,687
Securities held to maturity ($1,756,203 and $1,203,535 at fair value, respectively)	1,755,047	1,204,217
Federal Home Loan Bank (FHLB) stock and other equity securities	184,050	48,578
Loans held for sale (includes $91,084 and $86,663 at fair value, respectively)	3,808,234	3,144,756
Loans receivable, net of allowance for credit losses on loans of $84,549 and $71,752, respectively	10,261,890	10,127,801
Premises and equipment, net	53,161	42,342
Servicing rights	177,327	158,457
Interest receivable	86,612	91,346
Goodwill	8,014	15,845
Other assets and receivables	329,427	307,117
Total assets	$18,652,976	$16,952,516
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$311,386	$520,070
Interest-bearing	12,580,501	13,541,390
Total deposits	12,891,887	14,061,460
Borrowings	3,568,721	964,127
Deferred and current tax liabilities, net	19,530	19,923
Other liabilities	233,731	205,922
Total liabilities	16,713,869	15,251,432
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 75,000,000 shares
Issued and outstanding - 45,764,023 shares at September 30, 2024 and 43,242,928 shares at December 31, 2023	239,448	140,365
Preferred stock, without par value - 5,000,000 total shares authorized
7% Series A Preferred stock - $25 per share liquidation preference
Authorized - no shares at September 30, 2024 and 3,500,000 shares at December 31, 2023
Issued and outstanding - no shares at September 30, 2024 and 2,081,800 shares at December 31, 2023	—	50,221
6% Series B Preferred stock - $1,000 per share liquidation preference
Authorized - 125,000 shares
Issued and outstanding - 125,000 shares (equivalent to 5,000,000 depositary shares)	120,844	120,844
6% Series C Preferred stock - $1,000 per share liquidation preference
Authorized - 200,000 shares
Issued and outstanding - 196,181 shares (equivalent to 7,847,233 depositary shares)	191,084	191,084
8.25% Series D Preferred stock - $1,000 per share liquidation preference
Authorized - 300,000 shares
Issued and outstanding - 142,500 shares (equivalent to 5,700,000 depositary shares)	137,459	137,459
Retained earnings	1,250,176	1,063,599
Accumulated other comprehensive income (loss)	96	(2,488)
Total shareholders' equity	1,939,107	1,701,084
Total liabilities and shareholders' equity	$18,652,976	$16,952,516

*Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Income (Unaudited)

For the Three and Nine Months Ended September 30, 2024 and 2023

(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest Income
Loans	$290,259	$266,561	$846,678	$684,743
Mortgage loans in process of securitization	4,062	2,583	8,826	7,358
Investment securities:
Available for sale	14,855	6,182	44,027	14,012
Held to maturity	22,081	17,427	62,402	50,492
FHLB stock and other equity securities (dividends)	3,128	572	5,249	1,470
Other	4,543	3,351	14,192	7,964
Total interest income	338,928	296,676	981,374	766,039
Interest Expense
Deposits	165,675	162,906	516,348	405,149
Borrowed funds	40,432	16,334	77,030	37,144
Total interest expense	206,107	179,240	593,378	442,293
Net Interest Income	132,821	117,436	387,996	323,746
Provision for credit losses	6,898	4,014	21,589	33,484
Net Interest Income After Provision for Credit Losses	125,923	113,422	366,407	290,262
Noninterest Income
Gain on sale of loans	16,731	10,758	37,255	28,841
Loan servicing fees, net	(1,509)	17,384	28,720	28,360
Mortgage warehouse fees	1,620	1,858	4,126	5,751
Loss on sale of investments available for sale (includes $0, $0, $(108) and $0, respectively, related to accumulated other comprehensive loss reclassifications)	—	—	(108)	—
Syndication and asset management fees	1,834	2,368	10,370	7,476
Other income	(1,934)	3,700	8,604	9,786
Total noninterest income	16,742	36,068	88,967	80,214
Noninterest Expense
Salaries and employee benefits	35,218	27,052	93,187	74,922
Loan expense	1,114	1,038	3,063	2,749
Occupancy and equipment	2,231	2,196	6,707	6,884
Professional fees	3,439	2,555	11,094	8,547
Deposit insurance expense	8,981	3,568	19,685	9,552
Technology expense	2,068	1,609	5,781	4,757
Other expense	8,267	4,912	21,093	14,611
Total noninterest expense	61,318	42,930	160,610	122,022
Income Before Income Taxes	81,347	106,560	294,764	248,454
Provision for income taxes (includes $0, $0, $26 and $0, respectively, of income tax benefit related to accumulated other comprehensive loss reclassifications)	20,074	25,056	70,044	46,693
Net Income	$61,273	$81,504	$224,720	$201,761
Dividends on preferred stock	(7,757)	(8,668)	(24,181)	(26,003)
Impact of preferred stock redemption	—	—	(1,823)	—
Net Income Available to Common Shareholders	53,516	72,836	198,716	175,758
Basic Earnings Per Share	$1.17	$1.68	$4.46	$4.07
Diluted Earnings Per Share	$1.17	$1.68	$4.45	$4.06
Weighted-Average Shares Outstanding
Basic	45,759,667	43,238,724	44,549,432	43,218,125
Diluted	45,910,052	43,351,208	44,696,107	43,317,343

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three and Nine Months Ended September 30, 2024 and 2023

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Income	$61,273	$81,504	$224,720	$201,761
Other Comprehensive Income:
Net unrealized gain on investment securities available for sale, net of tax expense of $(191), $(714), $(784) and $(2,050), respectively	606	2,282	2,502	5,767
Add: Reclassification adjustment for losses included in net income, net of tax benefit of $0, $0, $26 and $0, respectively	—	—	82	—
Other comprehensive income for the period	606	2,282	2,584	5,767
Comprehensive Income	$61,879	$83,786	$227,304	$207,528

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three and Nine Months Ended September 30, 2024 and 2023

(In thousands, except share data)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024		2023		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance beginning of period	45,757,567	$238,492	43,237,300	$138,853	43,242,928	$140,365	43,113,127	$137,781
Distribution to employee stock ownership plan	-	-	-	-	23,414	997	33,293	810
Issuance of common stock, net of $5.5 million in offering expenses	-	-	-	-	2,400,000	97,655	-	-
Shares issued for stock compensation plans, net of taxes withheld to satisfy tax obligations	6,456	956	2,912	756	97,681	431	93,792	1,018
Balance end of period	45,764,023	239,448	43,240,212	139,609	45,764,023	239,448	43,240,212	139,609

7% Series A Preferred Stock
Balance beginning of period	-	-	2,081,800	50,221	2,081,800	50,221	2,081,800	50,221
Redemption of 7% Series A preferred stock	-	-	-	-	(2,081,800)	(50,221)	-	-
Balance end of period	-	-	2,081,800	50,221	-	-	2,081,800	50,221

6% Series B Preferred Stock
Balance beginning and end of period	125,000	120,844	125,000	120,844	125,000	120,844	125,000	120,844

6% Series C Preferred Stock
Balance beginning and end of period	196,181	191,084	196,181	191,084	196,181	191,084	196,181	191,084

8.25% Series D Preferred Stock
Balance beginning and end of period	142,500	137,459	142,500	137,459	142,500	137,459	142,500	137,459

Retained Earnings
Balance beginning of period		1,200,778		928,875		1,063,599		832,871
Net income		61,273		81,504		224,720		201,761
Dividends on 7% Series A preferred stock, $1.75 per share, annually		-		(911)		(910)		(2,732)
Dividends on 6% Series B preferred stock, $60.00 per share, annually		(1,875)		(1,875)		(5,625)		(5,625)
Dividends on 6% Series C preferred stock, $60.00 per share, annually		(2,943)		(2,943)		(8,829)		(8,829)
Dividends on 8.25% Series D preferred stock, $82.50 per share, annually		(2,939)		(2,939)		(8,817)		(8,817)
Dividends on common stock, $0.36 per share, annually in 2024 and $0.32 per share, annually in 2023		(4,118)		(3,459)		(12,139)		(10,377)
Impact of 7% Series A preferred stock redemption		-		-		(1,823)		-
Balance end of period		1,250,176		998,252		1,250,176		998,252

Accumulated Other Comprehensive Income (Loss)
Balance beginning of period		(510)		(7,036)		(2,488)		(10,521)
Other comprehensive income		606		2,282		2,584		5,767
Balance end of period		96		(4,754)		96		(4,754)

Total shareholders' equity		$1,939,107		$1,632,715		$1,939,107		$1,632,715

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2024 and 2023

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities:
Net income	$224,720	$201,761
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,254	2,119
Provision for credit losses	21,589	33,484
Loss on sale of securities	108	—
Gain on sale of loans	(37,255)	(28,841)
Proceeds from sales of loans	20,431,500	15,530,422
Loans and participations originated and purchased for sale	(21,133,175)	(16,455,580)
Proceeds from sale of low-income housing tax credits	53,043	23,081
Purchases of low-income housing tax credits for sale	(56,006)	(44,106)
Change in servicing rights for paydowns and fair value adjustments	(5,573)	(6,729)
Net change in:
Mortgage loans in process of securitization	(320,367)	(321,853)
Other assets and receivables	(16,512)	(13,383)
Other liabilities	7,647	(9,986)
Other	2,726	(3,123)
Net cash used in operating activities	(825,301)	(1,092,734)
Investing activities:
Net change in securities purchased under agreements to resell	70	79
Purchases of securities available for sale	(501,610)	(631,676)
Purchases of securities held to maturity	(155,268)	(9,786)
Purchases of equity securities	(30,000)	—
Proceeds from the sale of securities available for sale	9,983	1,516
Proceeds from calls, maturities and paydowns of securities available for sale	663,756	339,995
Proceeds from calls, maturities and paydowns of securities held to maturity	139,045	116,062
Purchases of loans	(84,963)	(329,014)
Net change in loans receivable	(646,304)	(1,829,247)
Proceeds from loans held for sale previously classified as loans receivable	70,431	21,960
Purchase of FHLB stock	(105,866)	(9,089)
Proceeds from sale of FHLB stock	394	—
Purchases of premises and equipment	(12,116)	(3,459)
Purchase of limited partnership interests	(13,009)	(71,001)
Proceeds from sale of limited partnership interests	—	52,984
Net cash paid on sale of branches	(170,594)	—
Other investing activities	5,288	1,591
Net cash used in investing activities	(830,763)	(2,349,085)
Financing activities:
Net change in deposits	(939,738)	2,935,993
Proceeds from borrowings	108,976,878	69,132,347
Repayment of borrowings	(106,356,226)	(68,615,360)
Proceeds from notes payable	6,878	60,000
Proceeds from issuance of common stock	97,655	—
Proceeds from credit linked notes	—	153,546
Payment of credit linked notes	(23,535)	(7,253)
Repurchase of preferred stock	(52,044)	—
Dividends	(36,320)	(36,380)
Net cash provided by financing activities	1,673,548	3,622,893
Net Change in Cash and Cash Equivalents	17,484	181,074
Cash and Cash Equivalents, Beginning of Period	584,422	226,164
Cash and Cash Equivalents, End of Period	$601,906	$407,238
Supplemental Cash Flows Information:
Interest paid	$582,091	$415,920
Income taxes paid, net of refunds	58,763	50,076
Change in ROU assets due to lease renegotiation	(1,063)	—
ROU assets obtained in exchange for new operating lease liabilities	789	—
Transfer of loans to other real estate owned	90	—
Liabilities accrued for additions of premises and equipment	2,436	—
Securities received in securitization of loans sold	534,538	—
Transfer of loans from loans held for sale to loans receivable	61,500	377,460
Transfer of loans from loans receivable to loans held for sale	604,969	21,960

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

The accompanying unaudited condensed consolidated balance sheet of the Company as of December 31, 2023, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023, were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2023 in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of September 30, 2024 and the results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. All interim amounts have not been audited and the results of operations for the three and nine months ended September 30, 2024, herein are not necessarily indicative of the results of operations to be expected for the entire year.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements as of and for the period ended September 30, 2024 and 2023 include results from the Company, and its wholly owned subsidiaries, Merchants Bank, FMBI (until its branches

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

were sold and its bank charter merged into Merchants Bank on January 26, 2024), and MAM. Also included are Merchants Bank’s primary operating subsidiaries, MCC, MCS, and MCI, as well as all direct and indirectly owned subsidiaries owned by Merchants Bancorp.

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

In May 2023, the Company acquired a variable interest in an investment for which it is the primary beneficiary of, and its results have been consolidated since the date of acquisition. Additionally, the Company has certain variable interest investments that it was deemed not to be a primary beneficiary of as of September 30, 2024 and December 31, 2023. These VIEs are not consolidated and the equity or proportional method of accounting has been applied. The Company will analyze whether the primary beneficiary designation has changed through triggering events on a prospective basis. Changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment. See Note 6: Variable Interest Entities (VIEs) for additional information about VIEs.

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

Restricted Cash

Included in cash equivalents is an account restricted as collateral for the potential risk of loss on senior credit linked notes issued by the Company. The balance of the notes as of September 30, 2024 was $100.3 million. As of September 30, 2024 and December 31, 2023, there was $45.7 million and $36.4 million, respectively, in restricted cash held in a separate account included in the total of interest-earning demand accounts on the Balance Sheet. Also see Note 12: Borrowings.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Reclassifications

Certain reclassifications may have been made to the 2023 financial statements to conform to the financial statement presentation as of and for the three and nine months ended September 30, 2024. These reclassifications had no effect on net income.

Note 2:   Investment Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities available for sale and held to maturity were as follows:

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available for sale:
Treasury notes	$149,153	$160	$—	$149,313
Federal agencies	115,000	7	40	114,967
Mortgage-backed - Government Agency ("Agency") (2) - multi-family	5,808	—	—	5,808
Mortgage-backed - Non-Agency residential - fair value option (1)	461,514	—	—	461,514
Mortgage-backed - Agency - residential - fair value option (1)	221,461	—	—	221,461
Total securities available for sale	$952,936	$167	$40	$953,063
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$660,126	$—	$129	$659,997
Mortgage-backed - Non-Agency - residential	548,488	1,967	87	550,368
Mortgage-backed - Non-Agency - healthcare	534,538	—	—	534,538
Mortgage-backed - Agency - multi-family	11,895	—	595	11,300
Total securities held to maturity	$1,755,047	$1,967	$811	$1,756,203

FHLB and other equity securities (3)	$184,050

(1)	Fair value option securities represent securities which the Company has elected to carry at fair value with changes in the fair value recognized in earnings as they occur.
(2)	Agency includes government sponsored agencies, such as Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Government National Mortgage Association (“Ginnie Mae”).
(3)

The Company reports the carrying value utilizing the measurement alternative election, reflecting any impairments or other adjustments if observable price changes occur for identical or similar investments of the same issuer.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available for sale:
Treasury notes	$129,261	$45	$338	$128,968
Federal agencies	250,731	—	2,976	247,755
Mortgage-backed - Government Agency ("Agency") (2) - multi-family	14,465	5	3	14,467
Mortgage-backed - Non-Agency residential - fair value option (1)	485,500	—	—	485,500
Mortgage-backed - Agency - residential - fair value option (1)	236,997	—	—	236,997
Total securities available for sale	$1,116,954	$50	$3,317	$1,113,687
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$719,662	$—	$415	$719,247
Mortgage-backed - Non-Agency - residential	472,539	973	418	473,094
Mortgage-backed - Agency - multi-family	12,016	—	822	11,194
Total securities held to maturity	$1,204,217	$973	$1,655	$1,203,535

(1)	Fair value option securities represent securities which the Company has elected to carry at fair value with changes in the fair value recognized in earnings as they occur.
(2)	Agency includes government sponsored agencies, such as Fannie Mae, Freddie Mac, and Ginnie Mae.

Accrued interest on securities available for sale totaled $4.5 million at September 30, 2024 and $6.7 million at December 31, 2023, respectively, and is excluded from the estimate of credit losses.

Accrued interest on securities held to maturity totaled $6.3 million at September 30, 2024 and $5.8 million at December 31, 2023, respectively, and is excluded from the estimate of credit losses.

The amortized cost and fair value of securities available for sale at September 30, 2024 and December 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Securities available for sale:	(In thousands)
Within one year	$164,153	$164,315	$308,474	$305,406
After one through five years	100,000	99,965	71,518	71,317
	264,153	264,280	379,992	376,723
Mortgage-backed - Agency - multi-family	5,808	5,808	14,465	14,467
Mortgage-backed - Non-Agency residential - fair value option	461,514	461,514	485,500	485,500
Mortgage-backed - Agency - residential - fair value option	221,461	221,461	236,997	236,997
	$952,936	$953,063	$1,116,954	$1,113,687
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$660,126	$659,997	$719,662	$719,247
Mortgage-backed - Non-Agency - residential	548,488	550,368	472,539	473,094
Mortgage-backed - Non-Agency - healthcare	534,538	534,538	—	—
Mortgage-backed - Agency - multi-family	11,895	11,300	12,016	11,194
	$1,755,047	$1,756,203	$1,204,217	$1,203,535

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three months ended September 30, 2024, no securities available for sale were sold. During the nine months ended September 30, 2024, the Company received proceeds of $10.0 million and recognized a net loss of $108,000 from sales of securities available for sale. The $108,000 net loss consisted of $10,000 in gains and $118,000 of losses. During the three and nine months ended September 30, 2023, proceeds from sales of securities available for sale were $1.4 million and $1.5 million, respectively, and net gain was inconsequential.

The following tables show the Company’s gross unrealized losses and fair value of the Company’s investment securities with unrealized losses for which an allowance for credit losses (“ACL”) has not been recorded, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023:

	September 30, 2024
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Securities available for sale:
Federal agencies	$74,960	$40	$—	$—	$74,960	$40
	$74,960	$40	$—	$—	$74,960	$40

	December 31, 2023
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Securities available for sale:
Treasury notes	$3,052	$6	$32,080	$332	$35,132	$338
Federal agencies	60,541	189	167,213	2,787	227,754	2,976
Mortgage-backed - Agency - multi-family	364	1	186	2	550	3
	$63,957	$196	$199,479	$3,121	$263,436	$3,317

Allowance for Credit Losses

For securities available for sale with an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit related factors. Any impairment that is not credit-related is recognized in accumulated other comprehensive income (loss), net of tax. Credit-related impairment is recognized as an ACL for securities available for sale on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Accrued interest receivable is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company expects, or is required, to sell an impaired security available for sale before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation.

In evaluating securities available for sale in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized losses on the Company’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

environment returns to conditions similar to when these securities were purchased. There were no credit related factors underlying unrealized losses on available for sale debt securities at September 30, 2024 and December 31, 2023.

Securities held to maturity are primarily comprised of non-agency mortgage-backed senior securities secured by multi-family, single-family or healthcare properties, and agency mortgage-backed securities secured by multi-family properties. The agency securities held to maturity are Ginnie Mae mortgage-backed securities and backed by the full faith and credit of the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. The non-agency securities were purchased under securitization arrangements where a credit loss component was purchased by third party investors. Additional qualitative factors are evaluated, including the timeliness of principal and interest payments under the contractual terms of the securities. Accordingly, no allowance for credit losses has been recorded for the non-agency securities.

Note 3:   Mortgage Loans in Process of Securitization

Mortgage loans in process of securitization are recorded at fair value with changes in fair value recorded in earnings. These include multi-family rental real estate loan originations to be sold as Ginnie Mae mortgage-backed securities and Fannie Mae and Freddie Mac participation certificates, all of which are pending settlement under firm investor commitments to purchase the securities, typically occurring within 30 days. The aggregate positive fair value adjustment recorded on mortgage loans in process of securitization was $0.9 million and $0.8 million as of September 30, 2024 and December 31, 2023, respectively.

Note 4:   Loans and Allowance for Credit Losses on Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for credit losses on loans (“ACL-Loans”), any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

For loans at amortized cost, interest income is accrued based on the unpaid principal balance.

The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest separately from the related loan balance in the consolidated unaudited condensed balance sheets. Accrued interest on loans totaled $54.6 million and $60.4 million at September 30, 2024 and December 31, 2023, respectively.

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest collected on these loans is applied to the principal balance until the loan can be returned to an accrual status, which is no less than six months. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For loan modifications, interest income is recognized on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms.

The Company offers mortgage warehouse repurchase agreements to third parties to fund mortgage loans held for sale from closing until sale to an investor. Under a warehousing arrangement, the Company funds a mortgage loan as secured financing. The warehousing arrangement is secured by the underlying mortgages and a combination of deposits, personal guarantees, advance rates, and may be cross-collateralized with other loans. The Company typically holds the collateral until it is sent under a bailee arrangement instructing the investor to send proceeds to the Company. Typical investors are large financial institutions or government agencies. Interest earned from the time of funding to the time of sale is recognized as interest income as accrued. Warehouse fees are accrued as noninterest income.

Loan Portfolio Summary

Loans receivable at September 30, 2024 and December 31, 2023 include:

	September 30,	December 31,
	2024	2023

	(In thousands)

Mortgage warehouse repurchase agreements	$1,213,429	$752,468
Residential real estate(1)	1,317,234	1,324,305
Multi-family financing	4,456,129	4,006,160
Healthcare financing	1,733,674	2,356,689
Commercial and commercial real estate(2)(3)	1,548,689	1,643,081
Agricultural production and real estate	71,391	103,150
Consumer and margin loans	5,893	13,700
	10,346,439	10,199,553
Less:
ACL-Loans	84,549	71,752

Loans Receivable	$10,261,890	$10,127,801

(1)	Includes $1.2 billion and $1.2 billion of All-in-One© first-lien home equity lines of credit at September 30, 2024 and December 31, 2023, respectively.

(2)	Includes $0.9 billion and $1.1 billion of revolving lines of credit collateralized primarily by mortgage servicing rights as of September 30, 2024 and December 31, 2023, respectively.

(3)	Includes only $19.3 million and $8.4 million of non-owner occupied commercial real estate as of September 30, 2024 and December 31, 2023, respectively.

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

Residential Real Estate Loans (RES RE): Real estate loans are secured by owner-occupied one-to-four family residences. Repayment of residential real estate loans is primarily dependent on the personal income and credit rating of the borrowers. First-lien HELOC mortgages included in this segment typically carried a base rate of One-Year Constant Maturity Treasury (“CMT”), plus a margin.

Multi-Family Financing (MF FIN): The Company specializes in originating multi-family financing that can be market rate or affordable. The portfolio includes loans for construction, acquisition, refinance, or permanent financing. Loans are typically secured by real estate mortgages, assignment of Low-Income Housing Tax Credits (“LIHTC”), and/or equity interest in the underlying properties. All loans are assessed and reviewed at a minimum based on borrower strength/experience, historical property performance, market trends, projected financial performance with regards to intended strategy, and source of repayment. Independent third-party reports are used to ensure legal conformity and support valuations of the assets. Exit strategies and sources of repayment are provided through the secondary market via governmental programs, strategic refinances, LIHTC equity installments, and cashflow from the properties. Repayment of these loans depends on the successful operation of a business or property and the borrower’s cash flows. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economy in the related market area. These loans are well-collateralized and underwritten to agency guidelines. Loans included in this segment typically carry a base rate of 30-day SOFR that adjusts on a monthly basis, and a margin. The Company focuses on loan classes that are government backed or can be sold in the secondary market.

Healthcare Financing (HC FIN): The healthcare financing portfolio includes customized loan products for independent living, assisted living, memory care and skilled nursing projects. A variety of loan products are available to accommodate rehabilitation, acquisition, and refinancing of healthcare properties. Credit risk in these loans are primarily driven by local demographics and the expertise of the operators of the facilities. Repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent agency-eligible financing is obtained, as well as successful operation of a business or property and the borrower’s cash flows. These loans are well-collateralized and underwritten to agency guidelines. Loans included in this segment typically carry a base rate of 30-day SOFR that adjusts on a monthly basis, and a margin. The Company focuses on loan classes that are government backed or can be sold in the secondary market.

Commercial Lending and Commercial Real Estate Loans (CML & CRE): The commercial lending and commercial real estate portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions, as well as loans to commercial customers to finance land and improvements. It also includes lines of credit collateralized by mortgage servicing rights that are assessed for fair value quarterly at the Company’s request. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations. Small Business Administration (“SBA”) loans are included in this category. Only 1% of total commercial and commercial real estate loans are made up of non-owner occupied commercial real estate loans.

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

ACL-Loans

The ACL-Loans is the Company’s estimate of current expected credit losses. Loans receivable is presented net of the allowance to reflect the principal balance expected to be collected over the contractual term of the loans. This life of loan allowance is established through a provision for credit losses included in net interest income after provision for credit losses as loans are recorded in the financial statements. The provision for a reporting period also reflects increases or decreases in the allowance related to changes in credit loss expectations. Actual credit losses are charged against the allowance when management believes the loan balance, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

The ACL-Loans is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans considering relevant available information from internal and external sources, including historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance also incorporates reasonable and supportable forecasts. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The level of the ACL-Loans is believed to be adequate to absorb expected future losses in the loan portfolio as of the measurement date.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following tables present, by loan portfolio segment, the activity in the ACL-Loans for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30, 2024
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$3,616	$6,323	$34,412	$23,522	$12,591	$489	$75	$81,028
Provision for credit losses	(414)	129	12,745	(7,119)	209	13	11	5,574
Loans charged to the allowance	—	—	(1,933)	—	(127)	—	—	(2,060)
Recoveries of loans previously charged-off	—	2	—	—	5	—	—	7
Balance, end of period	$3,202	$6,454	$45,224	$16,403	$12,678	$502	$86	$84,549

	For the Three Months Ended September 30, 2023
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$3,361	$7,413	$24,701	$16,123	$10,695	$556	$137	$62,986
Provision for credit losses	(495)	207	1,121	1,876	1,123	34	2	3,868
Loans charged to the allowance	—	(21)	—	—	—	—	—	(21)
Recoveries of loans previously charged-off	—	—	—	—	31	—	—	31
Balance, end of period	$2,866	$7,599	$25,822	$17,999	$11,849	$590	$139	$66,864

The Company recorded a total provision for credit losses of $6.9 million for the three months ended September 30, 2024. The $6.9 million total provision for credit losses consisted of $5.6 million for the ACL-Loans as shown above, $2.1 million for the allowance for off-balance sheet credit exposures (“ACL-OBCE’s”), net of $0.7 million for the release of non-contingent reserves related to a loan securitization.

The Company recorded a total provision for credit losses of $4.0 million for the three months ended September 30, 2023. The $4.0 million total provision for credit losses consisted of $3.9 million for the ACL-Loans as shown above and $0.1 million for the ACL-OBCE’s.

	For the Nine Months Ended September 30, 2024
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$2,070	$7,323	$26,874	$22,454	$12,243	$619	$169	$71,752
FMBI's ACL for loans sold	—	(55)	(186)	(2)	(92)	(246)	(12)	(593)
Provision for credit losses	1,132	(829)	23,818	(6,049)	1,674	129	(71)	19,804
Loans charged to the allowance	—	—	(5,282)	—	(1,155)	—	—	(6,437)
Recoveries of loans previously charged-off	—	15	—	—	8	—	—	23
Balance, end of period	$3,202	$6,454	$45,224	$16,403	$12,678	$502	$86	$84,549

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Nine Months Ended September 30, 2023
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

The Company recorded a total provision for credit losses of $21.6 million for the nine months ended September 30, 2024. The $21.6 million total provision for credit losses consisted of $19.2 million for the ACL-Loans, net of FMBI’s ACL, as shown above, $3.1 million for the ACL-OBCE’s, net of $0.7 million for the release of non-contingent reserves related to a loan securitization.

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

The below table presents the amortized cost basis and ACL-Loans allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL-Loans Allocation

	(In thousands)
RES RE	$5,807	$—	$—	$5,807	$32
MF FIN	188,090	—	693	188,783	12,689
HC FIN	79,907	—	—	79,907	5,793
CML & CRE	8,086	2,422	2,822	13,330	2,163
AG & AGRE	—	—	—	—	—
Total collateral dependent loans	$281,890	$2,422	$3,515	$287,827	$20,677

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

In adherence with policy, the Company uses the following internal risk grading categories and definitions for loans as of and subsequent to December 31, 2023:

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal risk rating category and origination year as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	TOTAL

	(In thousands)
MTG WHRA
Pass	$—	$—	$—	$—	$—	$—	$1,213,429	$1,213,429
Total	$—	$—	$—	$—	$—	$—	$1,213,429	$1,213,429
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
RES RE
Pass	$26,226	$33,316	$8,292	$6,248	$20,565	$6,729	$1,210,051	$1,311,427
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	22	—	—	216	5,569	5,807
Total	$26,226	$33,316	$8,314	$6,248	$20,565	$6,945	$1,215,620	$1,317,234
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
MF FIN
Pass	$675,638	$656,994	$524,597	$103,168	$6,741	$34,887	$1,979,565	$3,981,590
Special Mention	72,980	105,077	70,917	—	—	239	36,544	285,757
Substandard	38,546	57,621	73,094	2,553	—	—	16,968	188,782
Total	$787,164	$819,692	$668,608	$105,721	$6,741	$35,126	$2,033,077	$4,456,129
Charge-offs	$—	$870	$4,412	$—	$—	$—	$—	$5,282
HC FIN
Pass	$380,640	$183,140	$729,991	$54,398	$—	$—	$240,701	$1,588,870
Special Mention	14,168	—	6,265	—	—	—	44,463	64,896
Substandard	14,349	25,600	3,200	28,458	—	—	8,301	79,908
Total	$409,157	$208,740	$739,456	$82,856	$—	$—	$293,465	$1,733,674
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
CML & CRE
Pass	$48,065	$46,498	$111,338	$57,605	$17,582	$19,800	$1,233,717	$1,534,605
Special Mention	—	—	60	444	—	—	250	754
Substandard	—	108	190	8,882	793	104	3,253	13,330
Total	$48,065	$46,606	$111,588	$66,931	$18,375	$19,904	$1,237,220	$1,548,689
Charge-offs	$—	$—	$173	$982	$—	$—	$—	$1,155
AG & AGRE
Pass	$15,653	$7,115	$4,768	$2,579	$8,440	$14,548	$18,288	$71,391
Total	$15,653	$7,115	$4,768	$2,579	$8,440	$14,548	$18,288	$71,391
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
CON & MAR
Pass	$824	$84	$22	$11	$—	$4,186	$766	$5,893
Total	$824	$84	$22	$11	$—	$4,186	$766	$5,893
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Pass	$1,147,046	$927,147	$1,379,008	$224,009	$53,328	$80,150	$5,896,517	$9,707,205
Total Special Mention	$87,148	$105,077	$77,242	$444	$—	$239	$81,257	$351,407
Total Substandard	$52,895	$83,329	$76,506	$39,893	$793	$320	$34,091	$287,827
Total Doubtful	$—	$—	$—	$—	$—	$—	$—	$—
Total Loans	$1,287,089	$1,115,553	$1,532,756	$264,346	$54,121	$80,709	$6,011,865	$10,346,439
Total Charge-offs	$—	$870	$4,585	$982	$—	$—	$—	$6,437

The table above does not include one multi-family loan, rated as Special Mention, totaling $56.5 million and classified as held for sale at September 30, 2024. The Company had two loans rated as Pass totaling $0.5 million convert from revolving to term loans during the nine months ended September 30, 2024.

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

There were no material revolving loans converted to term loans for the year ended December 31, 2023.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Delinquent Loans

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)
MTG WHRA	$—	$—	$—	$—	$1,213,429	$1,213,429
RES RE	2,302	—	1,941	4,243	1,312,991	1,317,234
MF FIN	27,988	29,444	128,996	186,428	4,269,701	4,456,129
HC FIN	—	—	62,359	62,359	1,671,315	1,733,674
CML & CRE	120	—	4,132	4,252	1,544,437	1,548,689
AG & AGRE	—	170	7	177	71,214	71,391
CON & MAR	—	—	—	—	5,893	5,893
	$30,410	$29,614	$197,435	$257,459	$10,088,980	$10,346,439

The table above does not include one healthcare loan of $30.1 million, 30-59 days past due, three multi-family loans totaling $93.2 million, 60-89 days past due, and one residential real estate loan of $0.1 million, 90+ days past due, classified as held for sale at September 30, 2024.

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

Nonperforming Loans

Nonaccrual loans, including modified loans to borrowers experiencing financial difficulty that have not met the six-month minimum performance criterion, are reported as nonperforming loans. For all loan classes, it is the Company’s policy to have any modified loans which are on nonaccrual status prior to being modified, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is doubtful under the terms of the loan agreement. Generally, this is at 90 days or more past due. The amount of interest income recognized on nonaccrual financial assets during the three and nine months ended September 30, 2024 was $0.1 million and $1.0 million, respectively, which was collected when a loan was paid off, and was immaterial for the three and nine months ended September 30, 2023.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at September 30, 2024 and December 31, 2023.

	September 30,		December 31,
	2024		2023
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing

	(In thousands)
RES RE	$5,294	$—	$1,486	$894
MF FIN	128,996	—	39,608	—
HC FIN	72,472	—	28,783	7,216
CML & CRE	4,049	84	3,820	43
AG & AGRE	—	7	147	—
CON & MAR	—	—	3	15
	$210,811	$91	$73,847	$8,168

The table above does not include one residential real estate loan, classified as held for sale, on nonaccrual at September 30, 2024, totaling $0.1 million.

The Company did not have any nonaccrual loans without an estimated ACL at September 30, 2024 or December 31, 2023. There were $19.2 million in specific reserves associated with nonaccrual loans totaling $97.2 million at September 30, 2024 and there were $5.4 million in specific reserves associated with nonaccrual loans totaling $20.7 million at December 31, 2023, excluding the reserves associated with FMBI, whose branches were sold in January 2024.

In addition to elevated reserves for credit losses on loans, the Company has been making additional efforts to minimize its credit risk through loan sale and securitization activities since 2019. In April 2023 and March 2024, the Company strategically entered into credit protection arrangements through a credit linked note and credit default swap, respectively, for $1.7 billion in loans to reduce our risk of losses with incremental coverage of approximately 14% on those covered loans. The balance of loans in those covered portfolios as of September 30, 2024 was $1.3 billion. For additional information see Note 8: Derivative Financial Instructions and the Company’s 2023 Annual Report on Form 10–K and Form 10-Q for March 31, 2024.

Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Company modifies loans to borrowers in financial difficulty by providing principal forgiveness, term extension, an other-than-insignificant payment delay, or interest rate reduction. In some cases, the Company provides multiple types of modifications on one loan. Typically, one type of modification, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another modification, such as principal forgiveness, may be granted, but is rare.

The following table presents the amortized cost basis of loans at September 30, 2024 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

compared to the amortized cost basis of each class of financing receivable is also presented below:

	For the Three Months Ended September 30, 2024					For the Nine Months Ended September 30, 2024
	Payment Delay	Term Extension	Total Class of Financing Receivable	% of Total Class of Financing Receivable		Payment Delay	Term Extension	Total Class of Financing Receivable	% of Total Class of Financing Receivable

	(In thousands)					(In thousands)
MF FIN	$4,346	$13,400	$17,746	N/M	%	$38,545	$55,853	$94,398	N/M	%
HC FIN	10,114	—	10,114	N/M	%	10,114	4,235	14,349	N/M	%
Total	$14,460	$13,400	$27,860	N/M	%	$48,659	$60,088	$108,747	N/M	%

	For the Three Months Ended September 30, 2023					For the Nine Months Ended September 30, 2023
	Payment Delay	Term Extension	Total Class of Financing Receivable	% of Total Class of Financing Receivable		Payment Delay	Term Extension	Total Class of Financing Receivable	% of Total Class of Financing Receivable

	(In thousands)					(In thousands)
CML & CRE	$3,778	$—	$3,778	N/M	%	$3,778	$—	$3,778	N/M	%
Total	$3,778	$—	$3,778	N/M	%	$3,778	$—	$3,778	N/M	%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty. Loans with risk classifications of pass and special mention were part of the pooled loan ACL analysis. Loans classified as substandard or worse were individually evaluated for impairment and specific reserves were established, if applicable. During the three and nine months ended September 30, 2024, no specific reserves were recorded on troubled loan modifications disclosed herein. The Company has committed to lend no additional amounts to the borrowers included in the table below.

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2024	September 30, 2024

Term Extension
Loan Type	Financial Effect	Financial Effect
MF FIN	Added a weighted average 4 months to the life of loans.	Added a weighted average 22 months to the life of loans.
HC FIN		Added a weighted average 12 months to the life of loans.

Payment Delay
	Financial Effect	Financial Effect
MF FIN	Forbearance average of 5 months.	Forbearance average of 7 months.
HC FIN	Forbearance average of 6 months.	Forbearance average of 6 months.

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2023

Payment Delay
	Financial Effect	Financial Effect
CML & CRE	Forbearance average of 12 months.	Forbearance average of 12 months.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months as of September 30, 2024:

		30 ‑ 89 Days	90+ Days
	Current	Past Due	Past Due

MF FIN	$63,602	$—	$30,796
HC FIN	14,349	—	—
Total	$77,951	$—	$30,796

Multi-family loans totaling $30.8 million that had prior forbearance modifications defaulted during the three and nine months ended September 30, 2024.

Foreclosures

There were $1.9 million and zero in residential loans in process of foreclosure as of September 30, 2024 and December 31, 2023.

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

Loan Sale and Securitization – 2024 Activity

On September 26, 2024, the Company completed a private securitization by which a $628.9 million portfolio of healthcare bridge loans were sold into a real estate mortgage investment conduit (“REMIC”) and ultimately sold to investors as securities. The Company purchased the senior security for a total of $534.5 million and classified it as a security held to maturity. An unaffiliated, third-party institutional investor purchased the remaining subordinate interests and maintains the first-loss position on 15.0% of the losses in the loan portfolio. This transaction provided the Company an avenue to enhance capital efficiency and minimize credit risk on the balance sheet.

As part of the securitization transaction, the Company will be both Master Servicer and Special Servicer of the loans. As Master Servicer and Special Servicer, the Company will have obligations to collect and remit payments of principal and interest, manage payments of taxes and insurance, and otherwise administer the underlying loans.

Beyond servicing the loans, the Company’s ongoing involvement in this transaction is limited to customary obligations of loan sales, including any material breach in representation.  In connection with the securitization, the Company received proceeds on loans, net of the acquired securities, of $94.0 million. No allowance for credit losses was recognized in connection with purchase of the security, in accordance with ASC 326. However, the $4.4 million allowance for credit losses associated with the loans sold was released through the provision for credit losses.

The transfer of these loans was accounted for as a sale for financial reporting purposes, in accordance with ASC 860, and a $0.6 million net loss on sale was recognized.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Loans Purchased

The Company purchased $85.0 million and $329.0 million of loans during the nine months ended September 30, 2024 and 2023, respectively.

Loan Guarantees

The Company holds instruments, in the normal course of business with customers, that are considered financial guarantees. Standby letters of credit guarantees are issued in connection with agreements made by customers to counterparties. Standby letters of credit are contingent upon failure of the customer to perform the terms of the underlying contract. Credit risk associated with the standby letters of credit is essentially the same as that associated with extending loans to customers and is subject to normal credit policies. The term of these standby letters of credit range from less than one to nine years. These commitments are not recorded in the consolidated financial statements. The total for these guarantees at September 30, 2024 and December 31, 2023 was $167.7 million and $98.7 million, respectively.

Note 5:   Qualified Affordable Housing

The Company invests in low-income housing tax credit (“LIHTC”) limited liability entities. The purpose of these investments is to earn an adequate return of capital through the receipt of low income housing tax credits. These investments are included in other assets on the Consolidated Balance sheet, with any unfunded commitments included in other liabilities. The investments are amortized as a component of income tax expense.

		September 30, 2024		December 31, 2023

		(In thousands)
Investment	Accounting Method	Investment	Unfunded Commitments	Investment	Unfunded Commitments
LIHTC	Proportional amortization	$101,219	$75,621	$78,718	$61,411
LIHTC (1)	Lower of cost or market	35,280	—	52,675	—
LIHTC subtotal		$136,499	$75,621	$131,393	$61,411
Joint Venture	Consolidated	11,022	—	11,000	—
Total		$147,521	$75,621	$142,393	$61,411

(1) LIHTC projects held for future syndication.

The following table summarizes the amortization expense and tax credits recognized for the Company’s low-income housing investments for the three and nine months ended September 30, 2024 and 2023. Amortization expense and tax credits are included in our income tax expense.

	Three Month Period Ended		Nine Month Period Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Amortization expense	$3,406	$1,770	$8,551	$4,413
Tax credits recognized	$3,789	$1,857	$10,032	$4,585

Note 6:   Variable Interest Entities (VIEs)

A VIE is a corporation, partnership, limited liability company, or any other legal structure used to conduct activities or hold assets generally that either:

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

●	Does not have equity investors with voting rights that can directly or indirectly make decisions about the entity’s activities through those voting rights or similar rights; or

●	Has equity investors that do not provide sufficient equity for the entity to finance its activities without additional subordinated financial support.

The Company has invested in single-family, multi-family, and healthcare debt financing entities, as well as low-income housing syndicated funds that are deemed to be VIEs. The Company also has deemed REMIC trusts as VIEs that were established in conjunction with multi-family and healthcare loan sales and securitization transactions. Accordingly, the entities were assessed for potential consolidation under the VIE model that requires primary beneficiaries to consolidate the entity’s results. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the entity, and an interest that could be significant to the entity. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size and form of involvement with the entity are evaluated.

At September 30, 2024 the Company determined it was not the primary beneficiary for most of its VIEs, primarily because the Company did not have control or the obligation to absorb losses or the rights to receive benefits from the VIE that could potentially be significant to the VIE. Evaluation and assessment of VIEs for consolidation is performed on an ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment.

The table below reflects the assets and liabilities of the VIEs as well as the maximum exposure to loss in connection with unconsolidated VIEs at September 30, 2024 and December 31, 2023. The Company’s maximum exposure to loss associated with its unconsolidated VIEs consists of the capital invested plus any unfunded equity commitments. These investments are recorded in other assets and other liabilities on the unaudited condensed consolidated balance sheet. Also included in the maximum loss exposure are bridge loans to VIEs that are included in loans receivable. Although the REMIC trusts are not recognized on the balance sheet, the maximum exposure to loss is the carrying value of the securities acquired as part of the securitization transactions.

	Investments	Bridge loans	Securities	Maximum	Liabilities
Assets	in VIEs	to VIEs	of VIEs	Exposure to Loss	for VIEs

	(In thousands)
September 30, 2024
Low-income housing tax credit investments	$157,976	$209,368	$—	$367,344	$71,457
Debt funds	32,544	78,487	—	111,031	2,752
Off-balance-sheet REMIC trusts	—	24,777	1,743,152	1,767,929	—
Total Unconsolidated VIEs	$190,520	$312,632	$1,743,152	$2,246,304	$74,209
December 31, 2023
Low-income housing tax credit investments	$118,741	$232,407	$—	$351,148	$35,099
Debt funds	33,221	86,416	—	119,637	2,752
Off-balance-sheet REMIC trusts	—	—	1,192,201	1,192,201	—
Total Unconsolidated VIEs	$151,962	$318,823	$1,192,201	$1,662,986	$37,851

Note 7:   Regulatory Matters

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Merchants Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of September 30, 2024 and December 31, 2023, that the Company and Merchants Bank met all capital adequacy requirements. For additional information regarding dividend restrictions, see the Company’s 2023 Annual Report on Form 10–K.

As of September 30, 2024 and December 31, 2023, the most recent notifications from the Board of Governors of the Federal Reserve System (“Federal Reserve”) categorized the Company as well capitalized and most recent notifications from the Federal Deposit Insurance Corporation (“FDIC”) categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or Merchants Bank’s category.

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

The Company’s, Merchants Bank’s, and FMBI’s actual capital amounts and ratios are presented in the following tables.

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
September 30, 2024
Total capital(1) (to risk-weighted assets)
Company	$2,029,408	12.2%	$1,750,457	10.5%	$—	N/A	%
Merchants Bank	1,998,836	12.0%	1,749,216	10.5%	1,665,920	10.0
Tier I capital(1) (to risk-weighted assets)
Company	1,930,145	11.6%	1,417,037	8.5%	—	N/A	%
Merchants Bank	1,897,668	11.4%	1,416,032	8.5%	1,332,736	8.0
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,480,759	8.9%	1,166,971	7.0%	—	N/A	%
Merchants Bank	1,897,668	11.4%	1,166,144	7.0%	1,082,848	6.5
Tier I capital(1) (to average assets)
Company	1,930,145	10.5%	915,126	5.0%	—	N/A	%
Merchants Bank	1,897,668	10.4%	912,610	5.0%	912,610	5.0
(1)	As defined by regulatory agencies.

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

Note 8: Derivative Financial Instruments

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

Interest rate swaps are also used by the Company to reduce the risk that significant increases in interest rates may have on the value of certain fixed rate loans held for sale and the respective loan payments received from borrowers.  All changes in the fair market value of these interest rate swaps and associated loans held for sale have been included in gain on sale of loans. Any difference between the fixed and floating interest rate components of these transactions have also been included in gain on sale.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Credit Risk Management

In March 2024, the Company entered into a contract as the buyer of credit protection through the credit derivative market. A credit default swap was purchased to manage credit risk associated with specific multifamily mortgage loans. Under the terms of the contract, the Company will be compensated for certain credit-related losses on a pool of multifamily mortgage loans. The protection seller has posted aggregate collateral of $76.1 million related to their obligations under the contract. The collateral is not included in the Company’s unaudited condensed consolidated balance sheets. There was no gain or loss associated with the credit default swap valuation as of September 30, 2024. Any future changes in the fair market value of this instrument will be included in other noninterest expense.

All of these items are considered derivatives, but are not designated as accounting hedges, and are recorded at fair value, with changes in fair value reflected in noninterest expense on the unaudited condensed consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in other assets in the unaudited condensed consolidated balance sheets while derivative instruments with a negative fair value are reported in other liabilities in the unaudited condensed consolidated balance sheets.

The following table presents the notional amount and fair value of interest rate locks, forward contracts, interest rate swaps, put options, interest rate floors, and credit derivatives utilized by the Company at September 30, 2024 and December 31, 2023. This table excludes the fair market value adjustment on loans associated with these derivatives.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)
September 30, 2024
Interest rate lock commitments	$37,586	Other assets/liabilities	$141	$51
Forward contracts	46,475	Other assets/liabilities	46	143
Interest rate swaps	57,466	Other assets/liabilities	1,779	—
Put options	703,853	Other assets	20,878	—
Interest rate floors	1,235,788	Other assets	1,431	—
Credit derivatives	75,474	Other liabilities	—	—
			$24,275	$194

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)
December 31, 2023
Interest rate lock commitments	$16,526	Other assets/liabilities	$140	$4
Forward contracts	25,500	Other assets/liabilities	4	391
Interest rate swaps	57,540	Other assets/liabilities	2,610	—
Put options	748,374	Other assets	25,877	—
Interest rate floors	748,374	Other assets	6,576	—
			$35,207	$395

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Derivative (loss) gain included in gain on sale of loans:
Interest rate lock commitments	$47	$(123)	$(46)	$(102)
Forward contracts (includes pair-off settlements)	(1,161)	595	(782)	875
Interest rates swaps	(2,082)	2,501	(460)	2,762
Net (loss) gain	$(3,196)	$2,973	$(1,288)	$3,535

Derivative loss included in other income:
Put options	$(16,078)	$—	$(4,998)	$—
Interest rate floors	(7,693)	—	(5,145)	—
Net loss	$(23,771)	$—	$(10,143)	$—

Derivatives on Behalf of Customers

The Company offers derivative contracts to some customers in connection with their risk management needs. These derivatives include interest rate swap, cap, and floor arrangements. The Company manages the risk associated with these contracts by entering into an equal and offsetting back-to-back derivative with a third-party dealer. These derivatives generally work together as an offsetting economic interest rate hedge, but the Company does not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability would be recorded to current earnings during the period in which the changes occurred, typically resulting in no material net earnings impact.

The fair values of derivative assets and liabilities related to back-to-back derivatives on behalf of customers were recorded in the unaudited condensed consolidated balance sheets as follows:

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)
September 30, 2024	$723,966	Other assets/liabilities	$677	$677
December 31, 2023	$607,169	Other assets/liabilities	$12,426	$12,426

The gross gains and losses on these derivative assets and liabilities were recorded in other noninterest income and other noninterest expense in the unaudited condensed consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Gross swap gains	$9,211	$2,111	$11,749	$8,547
Gross swap losses	9,211	2,111	11,749	8,547
Net swap gains (losses)	$—	$—	$—	$—

The Company pledged $260,000 in collateral to secure its obligations under swap contracts at both September 30, 2024 and December 31, 2023.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying unaudited condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2024 and December 31, 2023:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2024
Mortgage loans in process of securitization	$430,966	$—	$430,966	$—
Securities available for sale:
Treasury notes	149,313	149,313	—	—
Federal agencies	114,967	—	114,967	—
Mortgage-backed - Agency	5,808	—	5,808	—
Mortgage-backed - Non-Agency residential - fair value option	461,514	—	—	461,514
Mortgage-backed - Agency - fair value option	221,461	—	221,461	—
Loans held for sale	91,084	—	91,084	—
Servicing rights	177,327	—	—	177,327
Derivative assets:
Interest rate lock commitments	141	—	—	141
Forward contracts	46	—	46	—
Interest rate swaps	1,779	—	1,779	—
Interest rate swaps, caps and floors (back-to-back)	677	—	677	—
Put options	20,878	—	4,881	15,997
Interest rate floors	1,431	—	—	1,431
Derivative liabilities:
Interest rate lock commitments	51	—	—	51
Forward contracts	143	—	143	—
Interest rate swaps, caps and floors (back-to-back)	677	—	677	—

December 31, 2023
Mortgage loans in process of securitization	$110,599	$—	$110,599	$—
Securities available for sale:
Treasury notes	128,968	128,968	—	—
Federal agencies	247,755	—	247,755	—
Mortgage-backed - Agency	14,467	—	14,467	—
Mortgage-backed - Non-Agency residential - fair value option	485,500	—	—	485,500
Mortgage-backed - Agency - fair value option	236,997	—	236,997	—
Loans held for sale	86,663	—	86,663	—
Servicing rights	158,457	—	—	158,457
Derivative assets:
Interest rate lock commitments	140	—	—	140
Forward contracts	4	—	4	—
Interest rate swaps	2,610	—	2,610	—
Interest rate swaps, caps and floors (back-to-back)	12,426	—	12,426	—
Put options	25,877	—	7,223	18,654
Interest rate floors	6,576	—	—	6,576
Derivative liabilities:
Interest rate lock commitments	4	—	—	4
Forward contracts	391	—	391	—
Interest rate swaps, caps and floors (back-to-back)	12,426	—	12,426	—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying unaudited condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the nine months ended September 30, 2024 and the year ended December 31, 2023. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

The Company values its assets and liabilities in the principal market where it sells the particular asset or transfers the liability with the greatest volume and level of activity. In the absence of an active market, the value is based on the most advantageous market for the asset or liability.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Servicing rights
Balance, beginning of period	$178,776	$147,288	$158,457	$146,248
Additions
Originated servicing	7,370	4,867	13,297	9,164
Subtractions
Paydowns	(2,090)	(1,660)	(6,729)	(5,431)
Changes in fair value	(6,729)	11,646	12,302	12,160
Balance, end of period	$177,327	$162,141	$177,327	$162,141

Securities available for sale - Mortgage-backed - Non-Agency residential - fair value option
Balance, beginning of period	$462,627	$—	$485,500	$—
Paydowns	(9,773)	—	(26,643)	—
Changes in fair value	8,660	—	2,657	—
Balance, end of period	$461,514	$—	$461,514	$—

Derivative assets - put options
Balance, beginning of period	$24,657	$—	$18,654	$—
Changes in fair value	(8,660)	—	(2,657)	—
Balance, end of period	$15,997	$—	$15,997	$—

Derivative assets - interest rate floors
Balance, beginning of period	$9,124	$—	$6,576	$—
Changes in fair value	(7,693)	—	(5,145)	—
Balance, end of period	$1,431	$—	$1,431	$—

Derivative assets - interest rate lock commitments
Balance, beginning of period	$170	$94	$140	$28
Changes in fair value	(29)	(50)	1	16
Balance, end of period	$141	$44	$141	$44

Derivative liabilities - interest rate lock commitments
Balance, beginning of period	$127	$68	$4	$23
Changes in fair value	(76)	73	47	118
Balance, end of period	$51	$141	$51	$141

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2024 and December 31, 2023.

	Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2024
Collateral dependent loans	$76,053	$—	$—	$76,053
Other real estate owned	896	—	—	896
December 31, 2023
Collateral dependent loans	$47,026	$—	$—	$47,026

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

Other Real Estate Owned

The estimated fair value of other real estate owned is usually on the appraised fair value of the collateral or in certain circumstances on sales agreements, and in all cases net of estimated cost to sell. Other real estate owned is classified within Level 3 of the fair value hierarchy.

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying other real estate owned are obtained when the loan is in the process of foreclosure and subsequently as deemed necessary by the Chief Credit Officer’s (“CCO)” office. Appraisals and evaluations are reviewed for accuracy and consistency by the CCO’s office. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the CCO’s office by comparison to historical results.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

		Valuation			Weighted
	Fair Value	Technique	Unobservable Inputs	Range	Average

	(Dollars in thousands)
At September 30, 2024:
Securities available for sale - Mortgage-backed - Non-Agency residential - fair value option	$461,514	Discounted cash flow	Market credit spread	3%	3%
Collateral dependent loans	$76,053	Market comparable properties	Marketability discount and costs to sell	0% - 74%	8%
Other real estate owned	$896	Market comparable properties	Marketability discount and costs to sell	0%	0%
Servicing rights - Multi-family	$136,423	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	0% - 62%	7%
			Earnings rate on escrows	3%	3%
Servicing rights - Single-family	$32,074	Discounted cash flow	Discount rate	10% - 11%	10%
			Constant prepayment rate	7% - 16%	8%
Servicing rights - Healthcare	$4,297	Discounted cash flow	Discount rate	13%	13%
			Constant prepayment rate	1% - 2%	1%
			Earnings rate on escrows	3%	3%
Servicing rights - SBA	$4,533	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	3% - 22%	13%
Derivative assets:
Interest rate lock commitments	$141	Discounted cash flow	Loan closing rates	54% - 99%	78%
Put options	$15,997	Intrinsic option value	Market credit spread	3%	3%
Interest rate floors	$1,431	Discounted cash flow	Discount rate	0%-7%	7%
Derivative liabilities - interest rate lock commitments	$51	Discounted cash flow	Loan closing rates	54% - 99%	78%

At December 31, 2023:
Securities available for sale - Mortgage-backed - Non-Agency residential - fair value option	$485,500	Discounted cash flow	Market credit spread	2%	2%
Collateral dependent loans	$47,026	Market comparable properties	Marketability discount and costs to sell	0% - 100%	2%
Servicing rights - Multi-family	$122,218	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	0% - 50%	7%
			Earnings rate on escrows	4%	4%
Servicing rights - Single-family	$30,959	Discounted cash flow	Discount rate	10% - 11%	10%
			Constant prepayment rate	6% - 16%	7%
Servicing rights - SBA	$5,280	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	3% - 14%	9%
Derivative assets:
Interest rate lock commitments	$140	Discounted cash flow	Loan closing rates	45% - 99%	78%
Put options	$18,654	Intrinsic option value	Market credit spread	2%	2%
Interest rate floors	$6,576	Discounted cash flow	Discount rate	6%-7%	7%
Derivative liabilities - interest rate lock commitments	$4	Discounted cash flow	Loan closing rates	45% - 99%	78%

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

Collateral Dependent Loans and Other Real Estate Owned

The significant unobservable inputs used in the fair value measurement of the Company’s collateral dependent loans and other real estate owned is based on liquidation amounts of the underlying collateral using the most recently available appraisals with adjustments made for a marketability discount and costs to sell.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2024 and December 31, 2023.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Assets	Value	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2024
Financial assets:
Cash and cash equivalents	$601,906	$601,906	$601,906	$—	$—
Securities purchased under agreements to resell	3,279	3,279	—	3,279	—
Securities held to maturity	1,755,047	1,756,203	—	561,668	1,194,535
FHLB stock and other equity securities	184,050	184,050	—	154,050	30,000
Loans held for sale	3,717,150	3,717,150	—	3,717,150	—
Loans receivable, net	10,261,890	10,249,659	—	—	10,249,659
Interest receivable	86,612	86,612	—	86,612	—
Financial liabilities:
Deposits	12,891,887	12,902,870	8,731,301	4,171,569	—
Short-term subordinated debt	71,800	71,800	—	71,800	—
FHLB advances	3,372,044	3,371,664	—	3,371,664	—
Other borrowing	27,934	27,934	—	27,934	—
Credit linked notes	96,943	96,942	—	96,942	—
Interest payable	54,709	54,709	—	54,709	—

December 31, 2023
Financial assets:
Cash and cash equivalents	$584,422	$584,422	$584,422	$—	$—
Securities purchased under agreements to resell	3,349	3,349	—	3,349	—
Securities held to maturity	1,204,217	1,203,535	—	484,288	719,247
FHLB stock	48,578	48,578	—	48,578	—
Loans held for sale	3,058,093	3,058,093	—	3,058,093	—
Loans receivable, net	10,127,801	10,088,468	—	—	10,088,468
Interest receivable	91,346	91,346	—	91,346	—
Financial liabilities:
Deposits	14,061,460	14,062,457	8,894,058	5,168,399	—
Short-term subordinated debt	64,922	64,922	—	64,922	—
FHLB advances	771,392	771,029	—	771,029	—
Other borrowing	7,934	7,934	—	7,934	—
Credit linked notes	119,879	119,878	—	119,878	—
Interest payable	43,423	43,423	—	43,423	—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10:   Leases

The Company has operating leases for various locations with terms ranging from one month to seven years. Some operating leases include options to extend. The extensions were included in the right-of-use asset if the likelihood of extension was reasonably certain. The Company elected not to separate non-lease components from lease components for its operating leases.

The Company has operating lease right-of-use assets of $8.3 million and $10.1 million as of September 30, 2024 and December 31, 2023, respectively, and operating lease right-of-use liabilities of $9.3 million and $11.3 million as of September 30, 2024 and December 31, 2023, respectively.

Unaudited condensed consolidated balance sheet, income statement and cash flow detail regarding operating leases follows:

	September 30, 2024	December 31, 2023

Balance Sheet	(In thousands)
Operating lease right-of-of use asset (in other assets)	$8,280	$10,060
Operating lease liability (in other liabilities)	9,303	11,251

Weighted average remaining lease term (years)	4.7	6.0
Weighted average discount rate	3.36%	2.89%

Maturities of lease liabilities:
One year or less	$2,310	$2,441
Year two	2,202	2,064
Year three	2,159	2,100
Year four	1,620	2,046
Year five	1,080	1,438
Thereafter	693	2,128
Total future minimum lease payments	10,064	12,217
Less: imputed interest	761	966
Total	$9,303	$11,251

	Three Months Ended	Three Months Ended
	September 30, 2024	September 30, 2023

Income Statement	(In thousands)
Components of lease expense:
Operating lease cost (in occupancy and equipment expense)	$652	$591

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023

Income Statement	(In thousands)
Components of lease expense:
Operating lease cost (in occupancy and equipment expense)	$2,021	$1,840

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023

Cash Flow Statement	(In thousands)
Supplemental cash flow information:
Operating cash flows from operating leases	$1,881	$1,506

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11: Deposits

Deposits were comprised of the following at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023

	(In thousands)
Noninterest-bearing deposits
Demand deposits	$311,386	$520,070
Total noninterest-bearing deposits	311,386	520,070
Interest-bearing deposits
Demand deposits	$5,439,543	$5,381,067
Savings deposits	2,980,372	2,992,921
Certificates of deposit	4,160,586	5,167,402
Total interest-bearing deposits	12,580,501	13,541,390
Total deposits	$12,891,887	$14,061,460

Maturities for certificates of deposit are as follows:

September 30, 2024
(In thousands)
Due within one year	$4,056,971
Due in one year to two years	89,742
Due in two years to three years	13,873
Due in three years to four years	—
Due in four years to five years	—
Due in five years to six years	—
$4,160,586

Brokered deposit amounts at September 30, 2024 and December 31, 2023, were as follows:

	September 30,	December 31,
	2024	2023

	(In thousands)
Brokered certificates of deposit	$2,796,547	$4,465,825
Brokered savings deposits	1,352	589
Brokered deposit on demand accounts	—	1,504,230
	$2,797,899	$5,970,644

Note 12: Borrowings

Borrowings were comprised of the following at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023

	(In thousands)
Short-term subordinated debt	$71,800	$64,922
FHLB advances	3,372,044	771,392
American Financial Exchange borrowing	20,000	—
Credit linked notes, net of debt discount	96,943	119,879
Other borrowings	7,934	7,934
Total borrowings	$3,568,721	$964,127

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On August 26, 2024, the Company entered into a new variable rate debt agreement with the FHLB for an advance that has put and call options attached to it. The balance of the advance was $2.0 billion as of September 30, 2024, and matures on November 25, 2024. The variable interest rate is based on the Federal Funds effective rate, plus 15 basis points, which was 4.98% on September 30, 2024. The FHLB has a put option to cancel the agreement 60 days after the initial execution date and the Company has a call option to cancel the agreement at any time, with one day’s notice.

Note 13:   Earnings Per Share

Earnings per share were computed as follows:

	Three Month Periods Ended September 30,
	2024			2023
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount

	(In thousands, except share data)
Net income	$61,273			$81,504
Dividends on preferred stock	(7,757)			(8,668)
Net income available to common shareholders	$53,516			$72,836
Basic earnings per share		45,759,667	$1.17		43,238,724	$1.68
Effect of dilutive securities-restricted stock awards		150,385			112,484
Diluted earnings per share		45,910,052	$1.17		43,351,208	$1.68

	Nine Month Periods Ended September 30,
	2024			2023
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount

	(In thousands, except share data)
Net income	$224,720			$201,761
Dividends on preferred stock	(24,181)			(26,003)
Preferred stock redemption	(1,823)			—
Net income available to common shareholders	$198,716			$175,758
Basic earnings per share		44,549,432	$4.46		43,218,125	$4.07
Effect of dilutive securities-restricted stock awards		146,675			99,218
Diluted earnings per share		44,696,107	$4.45		43,317,343	$4.06

Note 14:   Common Stock

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

Note 15:   Preferred Stock

Public Offerings of Preferred Stock:

Series A – On March 28, 2019, the Company issued 2,000,000 shares of 7.00% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, without par value, and with a liquidation preference of $25.00 per share (the “Series A Preferred Stock”). The aggregate gross offering proceeds for the shares issued by the Company was $50.0

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On October 1, 2024, the dividends on the Series B Preferred stock started to accrue at a floating rate of 3-month SOFR plus 4.831% and will reset quarterly. The rate will be 9.42% for the fourth quarter 2024.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

payable quarterly. The Company may redeem the Series D Preferred Stock, in whole or in part, at its option, on any dividend payment date on or after October 1, 2027, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

Note 16:   Share-Based Payment Plans

Equity-based incentive awards for Company officers are currently issued pursuant to the 2017 Equity Incentive Plan (the “2017 Incentive Plan”). During the three months ended September 30, 2024 and 2023, the Company issued 3,446 and 0 shares, respectively. During the nine months ended September 30, 2024 and 2023, the Company issued 88,658 and 84,335 shares, respectively.

During 2018, the Compensation Committee of the Board of Directors approved a plan for non-executive directors to receive a portion of their annual retainer fees in the form of shares of common stock. In November 2023, the Board of Directors amended the plan for nonexecutive directors to receive a portion of their annual fees, issued quarterly, in the form of restricted common stock equal to $70,000 per member, rounded up to the nearest whole share, to be effective as of January 1, 2024. Accordingly, there were 3,010 and 2,912 shares, issued to non-executive directors during the three months ended September 30, 2024 and 2023, respectively and there were 9,023 and 9,457 shares, issued to non-executive directors during the nine months ended September 30, 2024 and 2023, respectively.

The Company established an employee stock ownership plan (“ESOP”) effective as of January 1, 2020 to provide certain benefits for all employees who meet certain requirements. There was no contribution to the ESOP during the three months ended September 30, 2024 and 2023. Expenses recognized for the contribution to the ESOP totaled $270,000 and $249,000 for the three months ended September 30, 2024 and 2023, respectively and totaled $843,000 and $768,000 for the nine months ended September 30, 2024 and 2023, respectively. The Company contributed 23,414 shares and 33,293 shares to the ESOP for the nine months ended September 30, 2024 and 2023, respectively.

Note 17:   Segment Information

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present selected business segment financial information for the three and nine months ended September 30, 2024 and 2023.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

Three Months Ended September 30, 2024	(In thousands)
Interest income	$1,159	$103,770	$229,586	$4,413	$338,928
Interest expense	20	70,727	136,158	(798)	206,107
Net interest income	1,139	33,043	93,428	5,211	132,821
Provision for credit losses	(741)	(709)	8,348	—	6,898
Net interest income after provision for credit losses	1,880	33,752	85,080	5,211	125,923
Noninterest income	35,439	(6,073)	(8,916)	(3,708)	16,742
Noninterest expense	25,747	6,591	16,964	12,016	61,318
Income (loss) before income taxes	11,572	21,088	59,200	(10,513)	81,347
Income taxes	3,504	5,148	14,217	(2,795)	20,074
Net income (loss)	$8,068	$15,940	$44,983	$(7,718)	$61,273
Total assets	$453,281	$5,842,489	$12,035,581	$321,625	$18,652,976

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

Three Months Ended September 30, 2023	(In thousands)
Interest income	$1,580	$85,280	$208,307	$1,509	$296,676
Interest expense	19	57,633	123,594	(2,006)	179,240
Net interest income	1,561	27,647	84,713	3,515	117,436
Provision for credit losses	—	(495)	4,509	—	4,014
Net interest income after provision for credit losses	1,561	28,142	80,204	3,515	113,422
Noninterest income	37,266	1,884	(536)	(2,546)	36,068
Noninterest expense	19,169	4,014	10,945	8,802	42,930
Income (loss) before income taxes	19,658	26,012	68,723	(7,833)	106,560
Income taxes	4,973	6,086	16,278	(2,281)	25,056
Net income (loss)	$14,685	$19,926	$52,445	$(5,552)	$81,504
Total assets	$392,754	$4,757,817	$11,135,651	$209,014	$16,495,236

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

Nine Months Ended September 30, 2024	(In thousands)
Interest income	$4,040	$289,835	676,659	$10,840	$981,374
Interest expense	60	195,051	400,623	(2,356)	593,378
Net interest income	3,980	94,784	276,036	13,196	387,996
Provision for credit losses	(741)	1,226	21,104	—	21,589
Net interest income after provision for credit losses	4,721	93,558	254,932	13,196	366,407
Noninterest income	107,889	(1,010)	(7,293)	(10,619)	88,967
Noninterest expense	65,969	16,063	47,527	31,051	160,610
Income (loss) before income taxes	46,641	76,485	200,112	(28,474)	294,764
Income taxes	12,927	18,085	46,326	(7,294)	70,044
Net income (loss)	$33,714	$58,400	$153,786	$(21,180)	$224,720
Total assets	$453,281	$5,842,489	$12,035,581	$321,625	$18,652,976

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

Nine Months Ended September 30, 2023	(In thousands)
Interest income	$3,934	$191,865	$566,439	$3,801	$766,039
Interest expense	32	128,411	319,431	(5,581)	442,293
Net interest income	3,902	63,454	247,008	9,382	323,746
Provision for credit losses	—	3,189	30,295	—	33,484
Net interest income after provision for credit losses	3,902	60,265	216,713	9,382	290,262
Noninterest income	84,188	5,789	(2,485)	(7,278)	80,214
Noninterest expense	53,762	10,386	33,233	24,641	122,022
Income (loss) before income taxes	34,328	55,668	180,995	(22,537)	248,454
Income taxes	6,435	8,505	36,593	(4,840)	46,693
Net income (loss)	$27,893	$47,163	$144,402	$(17,697)	$201,761
Total assets	$392,754	$4,757,817	$11,135,651	$209,014	$16,495,236

Note 18:   Recent Accounting Pronouncements

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

FASB ASU 2024-03 - Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

In November 2024, the FASB issued an ASU update which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the face of our consolidated income statements.

The updates in ASU 2024-03 are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. An entity shall apply the ASU on a prospective basis to financial statements for annual periods beginning after the effective date. The Company is continuing to evaluate the impact of adopting this new guidance.

Note 19:   Subsequent Events

None.

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

Merchants Bancorp

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at September 30, 2024 and results of operations for the three and nine months ended September 30, 2024 and 2023, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this Form 10-Q.

The words “the Company,” “we,” “our” and “us” refer to Merchants Bancorp and its consolidated subsidiaries, unless we indicate otherwise.

Financial Highlights for the Three Months Ended September 30, 2024

●	Net income of $61.3 million decreased $20.2 million, or 25%, compared to the three months ended September 30, 2023. The decrease was primarily driven by an increase in specific reserves on loans as part of the allowance for credit losses and unfavorable fair market value adjustments to derivatives and servicing rights.
●	Diluted earnings per share of $1.17 decreased 30% compared to the three months ended September 30, 2023.
●	Tangible book value per common share of $32.38 increased 25% compared to $25.82 at September 30, 2023.
●	Total assets of $18.7 billion increased 2% compared to June 30, 2024, and increased 10% compared to December 31, 2023.
●	Loans receivable, net of allowance for credit losses on loans, of $10.3 billion, decreased $671.3 million, or 6%, compared to June 30, 2024, and increased $134.1 million, or 1%, compared to December 31, 2023.
●	In September 2024 the Company sold $629 million of healthcare bridge loans into a private securitization via a real estate mortgage investment conduit (REMIC). As part of the transaction, the Company purchased $535 million senior investment security that is classified as held to maturity and carries an 80% lower capital requirement than the bridge loans.
●	As of September 30, 2024, approximately 94% of loans reprice within three months, which reduces the risk of market rate increases.
●	Net interest margin was 2.99% and remain unchanged compared to the three months ended September 30, 2023.
●	Efficiency ratio was 41.00% compared to 27.97% for the three months ended September 30, 2023.
●	As of September 30, 2024, the Company had $5.1 billion in unused borrowing capacity with the Federal Home Loan Bank and the Federal Reserve Discount window, based on available collateral. The Company’s line of credit with the Federal Reserve Bank of Chicago, alone, could fund 120% of uninsured deposits.
●	The Company’s most liquid assets are in unrestricted cash, short-term investments, including interest-earning demand deposits, mortgage loans in process of securitization, loans held for sale, and warehouse repurchase agreements included in loans receivable. Taken together, with unused borrowing capacity, these totaled $11.1 billion, or 59%, of the $18.7 billion in total assets as of September 30, 2024.

Merchants Bancorp

●	The volume of warehouse loans funded during the three months ended September 30, 2024 amounted to $13.1 billion, an increase of $2.4 billion, or 22%, compared to the three months ended September 30, 2023. This compared to the 21% industry increase in single-family residential loan volumes for the three months ended September 30, 2024 for the same period in 2023, according to an estimate of industry volume by the Mortgage Bankers Association.

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

Financial Condition

As of September 30, 2024, we had approximately $18.7 billion in total assets, $12.9 billion in deposits and $1.9 billion in total shareholders’ equity. Total assets as of September 30, 2024 included approximately $10.3 billion of loans receivable, net of allowance for credit losses on loans (“ACL-Loans”) and $3.8 billion of loans held for sale. There were also $1.8 billion in securities classified as held to maturity, most of which were acquired through loan securitizations. Assets also included $953.1 million in securities available for sale, the majority of which were acquired from a warehouse customer through loan securitizations, and others are match funded or required to collateralize our credit-linked notes. Additionally, we had $601.9 million of cash and cash equivalents, $431.0 million of mortgage loans in process of securitization that represent pre-sold multi-family rental real estate loan originations in primarily Government National Mortgage Association (“Ginnie Mae”), Federal National Mortgage Association (“Fannie Mae”), and Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage-backed securities pending settlements that typically occur within 30 days. Other assets at September 30, 2024 totaled $329.4 million, which primarily represents low-income

Merchants Bancorp

housing tax credits. Servicing rights at September 30, 2024 totaled $177.3 million based on the fair value of the loan servicing, which are primarily Ginnie Mae multi-family servicing rights with 10-year call protection.

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

Total Assets.   Total assets of $18.7 billion at September 30, 2024 increased $1.7 billion, or 10%, compared to $17.0 billion at December 31, 2023. The increase was due primarily to growth in loans held for sale and in the warehouse and multi-family loan portfolios. There was also an increase in securities held to maturity compared to December 31, 2023, primarily due to the purchase of a security representing healthcare loans sold into a securitization in the third quarter of 2024 that was offset by a decline in loans in the healthcare portfolio that were sold into the securitization.

Cash and Cash Equivalents.  Cash and cash equivalents of $601.9 million at September 30, 2024 increased $17.5 million, or 3%, compared to $584.4 million at December 31, 2023. Included in cash equivalents was $45.7 million in restricted cash associated with the March 2023 issuance of senior credit linked notes described in Note 1: Basis of Presentation and the Company’s 2023 Annual Report on Form 10–K.

Mortgage Loans in Process of Securitization.   Mortgage loans in process of securitization of $431.0 million at September 30, 2024 increased $320.4 million, or 290%, compared to $110.6 million at December 31, 2023. These represent loans that our banking subsidiary, Merchants Bank, has funded and are held pending settlement, primarily as Ginnie Mae, Fannie Mae, and Freddie Mac mortgage-backed securities with a firm investor commitment to purchase the securities. The 290% increase was primarily due to a higher origination volume of loans pending settlement date.

Securities Available for Sale.   Securities available for sale of $953.1 million at September 30, 2024 decreased $160.6 million, or 14%, compared to December 31, 2023. The decrease in securities available for sale was primarily due to $662.2 in calls, maturities, repayments, sales and other adjustments, partially offset by purchases of $501.6 million during the period.

Included in securities available for sale were $683.0 million of investments for which a fair value option was elected. Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the unaudited condensed consolidated balance sheets with changes in the fair value recognized in earnings as they occur.

As of September 30, 2024, Accumulated Other Comprehensive Income (“AOCI”) of $0.1 million, related to securities available for sale, increased $2.6 million, or 104%, compared to accumulated losses of $2.5 million at December 31, 2023.

Securities Held to Maturity.   Securities held to maturity of $1.8 billion at September 30, 2024 increased $550.8 million, or 46%, compared to $1.2 billion at December 31, 2023. The increase was due to purchases of $689.8 million partially offset by remittances of loan payments underlying the securities during the period.

Loans Held for Sale.   Loans held for sale of $3.8 billion at September 30, 2024 increased $663.5 million, or 21%, compared to $3.1 billion at December 31, 2023. The increase in loans held for sale was due primarily to an increase in warehouse participations, as we experienced higher volume. Loans held for sale are comprised primarily of single-family residential real estate loan participations that meet Fannie Mae, Freddie Mac, or Ginnie Mae pool eligibility. It also includes a growing contribution of multi-family loans that are expected to be sold or securitized within the next year.

Loans Receivable, Net.   Loans receivable, net of ACL-Loans, of $10.3 billion at September 30, 2024, which are comprised of loans held for investment, increased $134.1 million, or 1%, compared to $10.1 billion at December 31, 2023. The increase in net loans was comprised primarily of:

Merchants Bancorp

●	an increase of $461.0 million, or 61%, in mortgage warehouse repurchase agreements, which totaled $1.2 billion at September 30, 2024, reflecting higher loan volume from increased sales efforts and market exits or reductions of competitors.
●	an increase of $450.0 million, or 11%, in multi-family financing loans, which totaled $4.5 billion at September 30, 2024, reflecting higher origination volume for construction and other loans generated through multi-family segment that will remain on our balance sheet until they convert to permanent financing or are otherwise paid off over an average of one to three years.
●	Partially offset by a decrease of $623.0 million, or 26%, in healthcare financing loans, which totaled $1.7 billion at September 30, 2024, primarily due to the sale of healthcare loans into a securitization.

As of September 30, 2024, approximately 94% of the total net loans reprice within three months, which reduces the risk of market rate increases.

Allowance for Credit Losses on Loans. The ACL-Loans of $84.5 million at September 30, 2024 increased $12.8 million, or 18%, compared to December 31, 2023, reflecting an $8.0 million increase in specific reserves, primarily related to two customers, and loan growth in both the warehouse and multi-family loan portfolios. Additional details provided in the ACL-Loans portion of the Comparison of Financial Condition at September 30, 2024 and December 31, 2023 and in Note 4: Loans and Allowance for Credit Losses on Loans.

Also influencing the overall level of the ACL-Loans is our differentiated strategy to primarily hold loans with shorter durations while maintaining agency underwriting standards that enable us to sell or refinance the majority of our loans under agency and government programs.

Goodwill.   Goodwill of $8.0 million at September 30, 2024 decreased $7.8 million, or 49%, compared to $15.8 million at December 31, 2023. The goodwill associated with FMBI was eliminated upon the sale of their branches to unaffiliated third parties on January 26, 2024.

Servicing Rights.   Servicing rights of $177.3 million at September 30, 2024 increased $18.9 million, or 12%, compared to December 31, 2023. During the nine months ended September 30, 2024, originated servicing of $13.3 million and a positive fair market value adjustment of $12.3 million were partially offset by paydowns of $6.7 million. The $12.3 million positive fair market value adjustment reflected a positive fair market value adjustment of $12.6 million for multi-family mortgages and a negative fair market value adjustment of $0.3 million for single-family mortgages and SBA loans during the nine months ended September 30, 2024.

Servicing rights are recognized in connection with sales of loans when we retain servicing of the sold loans. The servicing rights are recorded and carried at fair value. The fair value increase recorded during the nine months ended September 30, 2024 was driven by higher interest rates that impacted fair market value adjustments. The value of servicing rights generally increases in rising interest rate environments and declines in falling interest rate environments due to expected prepayments and earnings rates on escrow deposits.

Other Assets and Receivables. Other assets and receivables of $329.4 million at September 30, 2024 increased $22.3 million, or 7%, compared to December 31, 2023. The increase in other assets and receivables was primarily due to receivables associated with low-income housing tax credit investments.

Deposits.   Deposits of $12.9 billion at September 30, 2024 decreased $1.2 billion, or 8%, compared to $14.1 billion at December 31, 2023. The decrease was primarily due to a $1.0 billion decrease in certificates of deposit, a $150.2 million decrease in demand deposits and a decrease of $12.5 million in savings deposits. As of September 30, 2024, approximately 81% of the total deposits reprice within three months.

Merchants Bancorp

Core deposits increased by $2 billion, or 25%, to $10.1 billion at September 30, 2024 compared to December 31, 2023. Core deposits represented 78% of total deposits at September 30, 2024 compared to 58% of total deposits at December 31, 2023.

We have decreased our use of brokered deposits by $3.2 million, or 53%, to $2.8 billion at September 30, 2024 compared to $6.0 billion at December 31, 2023. Brokered deposits represented 22% of total deposits at September 30, 2024 compared to 42% of total deposits at December 31, 2023. The shift away from brokered deposits was primarily due to more cost-effective funding options that utilized our collateralized borrowing capacity. As of September 30, 2024, brokered certificates of deposit had a weighted average remaining duration of 56 days.

●	Brokered certificates of deposit accounts of $2.8 billion at September 30, 2024 decreased by $1.7 billion, or 37%, compared to December 31, 2023.
●	Brokered demand deposit accounts decreased by $1.5 billion, or 100%, compared to December 31, 2023.

Compared to December 31, 2023, interest-bearing deposits decreased $960.9 million, or 7%, to $12.6 billion at September 30, 2024, and noninterest-bearing deposits decreased $208.7 million, or 40%, to $311.4 million at September 30, 2024.

Uninsured deposits represented approximately 20% of total deposits. Since 2018, the Company has offered its customers an opportunity to insure balances in excess of $250,000 through our insured cash sweep program that extends FDIC protection up to $100 million. The balance of deposits in this program was $1.5 billion as of September 30, 2024 compared to $1.6 billion as of December 30, 2023 and $1.8 billion as of September 30, 2023. The Company’s line of credit with the Federal Reserve Bank of Chicago could fund 120% of uninsured deposits.

Borrowings.   Borrowings increased $2.6 billion, or 270%, to $3.6 billion at September 30, 2024, compared to $964.1 million at December 31, 2023. The increase was primarily due to $2.6 billion in additional FHLB advances. The higher level of collateralized borrowing was primarily due to it being a more cost effective funding option than utilizing brokered deposits. The Company primarily utilizes borrowing facilities from the FHLB, the Federal Reserve’s discount window, and AFX. See Note 12: Borrowings for further information.

The Company continues to have significant borrowing capacity based on available collateral. As of September 30, 2024, unused lines of credit totaled $5.1 billion, compared to $6.0 billion at December 31, 2023.

Total Shareholders’ Equity.   Total shareholders’ equity of $1.9 billion at September 30, 2024, increased $238.0 million, or 14%, compared to $1.7 billion as of December 31, 2023. The $238.0 million increase resulted primarily from net income of $224.7 million and net proceeds of $97.7 million from a common stock offering, which was partially offset by redemption of 7% Series A Preferred Stock for $52.0 million and dividends paid on common and preferred shares of $36.3 million during the period.

Asset Quality

Although there has been an increase in adversely classified loans, asset values remain strong overall and loans are well-collateralized. Loans are underwritten to strict agency guidelines. We have continued to strengthen our various levels of credit and risk management.

Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $210.9 million, or 2.04%, of total loans at September 30, 2024, compared to $82.0 million, or 0.80%, of total loans at December 31, 2023 and $60.2 million, or 0.60%, at September 30, 2023. The increase in non-performing loans compared to both periods was driven by multi-family and healthcare customers with delinquent payments on variable rate loans that have required higher payments largely due to elevated interest rates. The increase was also attributable to the financial deterioration of

Merchants Bancorp

a few sponsors. Credit quality is expected to improve with the recent reduction in interest rates. After six months of consecutive loan performance, the loans are placed back on accrual status.

As a percentage of nonperforming loans, the ACL-Loans was 40% at September 30, 2024 compared to 87% at December 31, 2023 and 111% at September 30, 2023. The decrease in percentage compared to both periods was due to an increase in nonperforming loans, all of which have been individually evaluated for impairment.

Total loans greater than 30 days past due were $257.5 million at September 30, 2024, $183.5 million at December 31, 2023, and $125.4 million at September 30, 2023. The increase in non-performing loans compared to both periods was primarily driven by multi-family customers with delinquent payments on variable rate loans that have required higher payments due to interest rates remaining at elevated levels.

Loans classified as Special Mention totaled $351.4 million at September 30, 2024, compared to $191.3 million at December 31, 2023. The increase was primarily due to the increase in interest rates for our borrowers and the related levels of net operating income on certain properties in the multi-family and healthcare financing loan portfolios.

Loans classified as Substandard totaled $287.8 million at September 30, 2024, compared to $128.6 million at December 31, 2023. The increase was primarily due to the increase in interest rates for our borrowers and the related levels of net operating income on certain properties in the multi-family financing loan portfolio. All substandard loans as of September 30, 2024 have been evaluated for impairment and these loans have specific reserves of $19.2 million.

During the three months ended September 30, 2024 there were $2.1 million of charge-offs and $7,000 of recoveries, compared to $21,000 of charge-offs and $31,000 recoveries for the three months ended September 30, 2023.

For the nine months ended September 30, 2024, there were $6.4 million of charge-offs and $23,000 of recoveries, compared to $9.6 million of charge-offs and $40,000 of recoveries for the nine months ended September 30, 2023.

The $84.5 million allowance for credit losses on loans as of September 30, 2024, compared to the net charge-offs of $6.7 million over the last twelve months ended September 30, 2024, could absorb 13 years of losses if recent loss levels continued into the future.

In addition to the elevated ACL-loans, the Company has been making efforts to minimize its credit risk through loan sale and securitization activities since 2019. In April 2023 and March 2024, the Company strategically entered into credit protection arrangements through a credit linked note and credit default swap, respectively, for $1.7 billion in loans to reduce our risk of losses with incremental coverage of approximately 14% on those covered loans. The balance of loans in those covered portfolios as of September 30, 2024 was $1.3 billion.

Comparison of Operating Results for the Three Months Ended September 30, 2024 and 2023

General. Net income of $61.3 million for the three months ended September 30, 2024 decreased by $20.2 million, or 25%, compared with $81.5 million for the three months ended September 30, 2023. The decrease reflected

●	a $15.4 million, or 13%, increase in net interest income,
●	a $6.0 million, or 56%, increase in gain on sale of loans,
●	a $5.0 million, or 20%, decrease in provision for income taxes,
●	an $18.9 million, or 109%, decrease in loan servicing fees, primarily due to negative fair market value adjustments to derivatives and servicing rights,
●	an $18.4 million, or 43%, increase in noninterest expense, primarily driven by salaries and employee benefits that reflected higher commissions on higher production volume, and increases in deposit insurance expenses, and ongoing premium expense associated with the credit default swap,

Merchants Bancorp

●	a $5.6 million decrease in other income, reflecting negative fair market value adjustments to derivatives, and
●	a $2.9 million, or 72%, increase in the provision for credit losses primarily related to increased specific reserves.

Net Interest Income.    Net interest income of $132.8 million for the three months ended September 30, 2024 increased $15.4 million, or 13%, compared with $117.4 million for the three months ended September 30, 2023. The 13% increase reflected an increase in average balances on loans and loans held for sale, which were partially offset by higher average balances on borrowings. The interest rate spread of 2.43% for the three months ended September 30, 2024 decreased 1 basis points compared to 2.44% for the three months ended September 30, 2023.

Our net interest margin of 2.99% for the three months ended September 30, 2024 remain unchanged compared to the three months ended September 30, 2023. The margin was negatively impacted by approximately 6 basis points in the third quarter of 2024 from the net reversal of $2.9 million in accrued interest income associated with the movement of loans into nonaccrual status.

Interest Income.   Interest income of $338.9 million for the three months ended September 30, 2024 increased 14%, compared with $296.7 million for the three months ended September 30, 2023. This increase primarily reflecting an increase in average balances of loans and loans held for sale, as well as increased average yields and balances on securities available for sale.

Interest income of $290.3 million for the three months ended September 30, 2024 for loans and loans held for sale increased $23.7 million, or 9%, compared to $266.6 million for the three months ended September 30, 2023. The average balance of loans, including loans held for sale, during the three months ended September 30, 2024 increased $1.2 billion, or 9%, to $14.6 billion compared to $13.4 billion for the three months ended September 30, 2023. The average yield on loans increased 2 basis points, to 7.91% for the three months ended September 30, 2024, compared to 7.89% for the three months ended September 30, 2023. The increase in average balances of loans and loans held for sale was primarily due to increases in the loans held for sale, warehouse and multi-family loan portfolios.

Interest income of $14.9 million for the three months ended September 30, 2024 on securities available for sale increased $8.7 million, or 140%, compared to $6.2 million for the three months ended September 30, 2023. The average balance of securities available for sale of $1.0 billion increased $354.6 million, or 54%, compared to $656.6 million for the three months ended September 30, 2023. The average yield increased 210 basis points, to 5.84% for the three months ended September 30, 2024, compared to 3.74% for the three months ended September 30, 2023. The increase in average balances of securities available for sale was primarily associated with the acquisition of certain securities from a warehouse customer in December 2023 that provide protective put options and interest rate floor derivatives to prevent losses in value.

Interest income of $22.1 million for the three months ended September 30, 2024 for securities held to maturity increased $4.7 million, or 27%, compared to $17.4 million for the three months ended September 30, 2023. The average balance of securities held to maturity, during the three months ended September 30, 2024 increased $248.4 million, or 24%, to $1.3 billion compared to $1.0 billion for the three months ended September 30, 2023. The average yield on securities held to maturity increased 17 basis points, to 6.82% for the three months ended September 30, 2024, compared to 6.65% for the three months ended September 30, 2023. The increase in average balance of securities held to maturity was primarily related to securities held to maturity acquired as part of loan securitizations.

Interest income of $7.7 million for the three months ended September 30, 2024 on interest-earning deposits, and other interest or dividends increased $3.7 million, or 96%, compared to the three months ended September 30, 2023. The average balance of interest-earning deposits and other of $484.7 million increased $225.1 million, or 87%, compared to $259.6 million for the three months ended September 30, 2023. The average yield increased 31 basis points, to 6.30% for the three months ended September 30, 2024, compared to 5.99% for the three months ended September 30, 2023.

Merchants Bancorp

Interest Expense.   Total interest expense of $206.1 million for the three months ended September 30, 2024 increased $26.9 million, or 15%, compared to $179.2 million for the three months ended September 30, 2023. The increase reflected higher average balances on borrowings and interest-bearing checking accounts, partially offset by lower average rates on borrowings and lower average balances on certificates of deposit. Also included in borrowings, our warehouse structured financing agreements provided for additional interest payments for a portion of earnings generated.

Interest expense of $40.4 million for the three months ended September 30, 2024 on borrowings increased $24.1 million, or 148%, compared to $16.3 million for the three months ended September 30, 2023. The increase reflected an increase of $1.8 billion, or 254%, in the average balance of borrowings, to $2.5 billion compared to the three months ended September 30, 2023, partially offset by a decrease of 271 basis points in the average rate of borrowings, to 6.39% compared to 9.10% for the three months ended September 30, 2023. The higher level of collateralized borrowing was primarily due to it being a more cost-effective funding option than utilizing brokered deposits.

Interest expense on deposits increased $2.8 million, or 2%, to $165.7 million for the three months ended September 30, 2024 compared to $162.9 million for the three months ended September 30, 2023. The increase was primarily due to higher average balances on interest-bearing checking accounts partially offset by lower average balances on certificates of deposit.

Interest expense of $62.6 million for the three months ended September 30, 2024 on interest-bearing checking accounts increased $4.0 million, or 7%, compared to $58.6 million for the three months ended September 30, 2023. The average balance of interest-bearing checking accounts of $5.3 billion for the three months ended September 30, 2024 increased $415.2 million, or 9%, compared to $4.9 billion for the three months ended September 30, 2023. The average yield of interest-bearing checking accounts was 4.70% for the three months ended September 30, 2024, which was a 6 basis point decrease compared to 4.76% for three months ended September 30, 2023.

Interest expense of $69.2 million for the three months ended September 30, 2024 on certificates of deposit decreased $1.5 million, or 2%, compared to $70.7 million for the three months ended September 30, 2023. The average balance of certificates of deposit of $5.0 billion for the three months ended September 30, 2024 decreased $223.4 million, or 4%, compared to the three months ended September 30, 2023. The average rate on certificates of deposit was 5.47% for the three months ended September 30, 2024, which was a 13 basis point increase compared to 5.34% for three months ended September 30, 2023.

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

	Three Months Ended September 30,
	2024			2023
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-earning deposits, and other interest or dividends	$484,712	$7,671	6.30%	$259,630	$3,923	5.99%
Securities available for sale	1,011,146	14,855	5.84%	656,561	6,182	3.74%
Securities held to maturity	1,288,466	22,081	6.82%	1,040,070	17,427	6.65%
Mortgage loans in process of securitization	308,362	4,062	5.24%	208,767	2,583	4.91%
Loans and loans held for sale	14,603,750	290,259	7.91%	13,399,854	266,561	7.89%
Total interest-earning assets	17,696,436	338,928	7.62%	15,564,882	296,676	7.56%
Allowance for credit losses on loans	(81,178)			(63,449)
Noninterest-earning assets	696,135			529,582
Total assets	$18,311,393			$16,031,015

Liabilities/Equity:
Interest-bearing checking	$5,297,908	$62,603	4.70%	$4,882,727	$58,642	4.76%
Savings deposits	145,305	17	0.05%	241,861	340	0.56%
Money market deposits	2,816,906	33,858	4.78%	2,798,325	33,235	4.71%
Certificates of deposit	5,032,159	69,197	5.47%	5,255,573	70,689	5.34%
Total interest-bearing deposits	13,292,278	165,675	4.96%	13,178,486	162,906	4.90%
Borrowings	2,518,405	40,432	6.39%	711,948	16,334	9.10%
Total interest-bearing liabilities	15,810,683	206,107	5.19%	13,890,434	179,240	5.12%
Noninterest-bearing deposits	327,930			333,155
Noninterest-bearing liabilities	231,754			199,647
Total liabilities	16,370,367			14,423,236
Equity	1,941,026			1,607,779
Total liabilities and equity	$18,311,393			$16,031,015
Net interest income		$132,821			$117,436
Interest rate spread			2.43%			2.44%
Net interest-earning assets	$1,885,753			$1,674,448
Net interest margin			2.99%			2.99%
Average interest-earning assets to average interest-bearing liabilities			111.93%			112.05%

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

Merchants Bancorp

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Three Months Ended September 30, 2024
	compared to September 30, 2023
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(In thousands)
Interest income:
Interest-earning deposits, and other interest or dividends	$3,401	$347	$3,748
Securities available for sale	3,339	5,334	8,673
Securities held to maturity	4,162	492	4,654
Mortgage loans in process of securitization	1,232	247	1,479
Loans and loans held for sale	23,949	(251)	23,698
Total interest income	36,083	6,169	42,252
Interest expense:
Deposits
Interest-bearing checking	4,986	(1,025)	3,961
Savings deposits	(136)	(187)	(323)
Money market deposits	221	402	623
Certificates of deposit	(3,005)	1,513	(1,492)
Total Deposits	2,066	703	2,769
Borrowings	41,445	(17,347)	24,098
Total interest expense	43,511	(16,644)	26,867
Net interest income	$(7,428)	$22,813	$15,385

Provision for Credit Losses.   We recorded a total provision for credit losses of $6.9 million for the three months ended September 30, 2024, an increase of $2.9 million, or 72%, compared to the three months ended September 30, 2023. The 72% increase reflected higher specific reserves on a relatively small number of borrowers.

The provision for the three months ended September 30, 2024 reflected $8.0 million for specific reserves, primarily related to two customers, and $1.9 million related to charge-offs in excess of reserves, partially offset by a reduction of $3.8 million due to lower loan balances associated with the corresponding healthcare loan securitization.

The $6.9 million provision for credit losses consisted of $5.6 million for the ACL-Loans, $2.1 million for the ACL-OBCE’s, net of $0.7 million for the release of non-contingent reserves related to a loan securitization. The ACL-Loans was $84.5 million, or 0.82%, of total loans, at September 30, 2024, compared to $71.8 million, or 0.70%, of total loans, at December 31, 2023, and $66.9 million, or 0.67%, at September 30, 2023.

Noninterest Income.   Noninterest income of $16.7 million for the three months ended September 30, 2024 decreased $19.3 million, or 54%, compared to $36.1 million for the three months ended September 30, 2023. The decrease was primarily due to a $18.9 million, or 109%, decrease in net loan servicing fees and a $5.6 million, or 152%, decrease in other income, partially offset by a $6.0 million, or 56%, increase in gain on sale of loans.

Loan servicing fees included a $6.7 million negative fair market value adjustment to servicing rights for the three months ended September 30, 2024, compared to a $11.6 million positive adjustment to fair value of servicing rights for the three months ended September 30, 2023. The value of servicing rights generally increases in rising interest rate environments and declines in falling interest rate environments due to expected prepayments and earning rates on escrow deposits.

Other income included a $7.7 million negative fair market value adjustment to interest rate floor derivatives on loans that didn’t occur in the prior comparative period.

Merchants Bancorp

A summary of the gain on sale of loans for the three months ended September 30, 2024 and 2023 is below:

	For the Three Months Ended September 30,
	2024	2023

	(In thousands)
Loan Type
Multi-family and healthcare	$15,302	$8,616
Single-family	690	951
SBA	739	1,191
Total	$16,731	$10,758

Noninterest Expense.   Noninterest expense of $61.3 million for the three months ended September 30, 2024 increased $18.4 million, or 43%, compared to $42.9 million for the three months ended September 30, 2023. The increase was primarily due to increases in salaries and employee benefits that reflected higher commissions on higher production volume, as well as a $5.4 million, or 152%, increase in deposit insurance expenses. The higher noninterest expense also reflected a $3.4 million increase in other expenses primarily associated with ongoing premium expense for the credit default swap that was executed in March 2024.

The efficiency ratio was at 41.00% for the three months ended September 30, 2024, compared with 27.97% for the three months ended September 30, 2023.

Income Taxes.   Income tax expense of $20.1 million for the three months ended September 30, 2024 decreased $5.0 million, or 20%, compared to the three months ended September 30, 2023. The decrease was primarily due to a 24% decrease in pretax income period to period. The effective tax rate was 24.7% for the three months ended September 30, 2024 and 23.5% for the three months ended September 30, 2023.

Comparison of Operating Results for the Nine Months Ended September 30, 2024 and 2023

General.   Net income of $224.7 million for the nine months ended September 30, 2024 increased $23.0 million, or 11%, compared to the nine months ended September 30, 2023. The increase was primarily due to a $64.3 million increase in net interest income, an $11.9 million decrease in the provision for credit losses, and an $8.8 million increase in noninterest income, partially offset by a $38.6 million increase in noninterest expense and a $23.4 million increase in the provision for income taxes.

Net Interest Income.    Net interest income of $388.0 million for the nine months ended September 30, 2024 increased $64.3 million, or 20%, compared to $323.7 million for the nine months ended September 30, 2023. The increase reflected both higher average balances and average yields on loans and loans held for sale, securities available for sale, and securities held to maturity, partially offset by an increase in interest expense from both higher average balances and rates on certificates of deposit accounts, interest-bearing checking, and higher average balances on borrowings. The interest rate spread of 2.48% for the nine months ended September 30, 2024 decreased 4 basis points compared to 2.52% for the nine months ended September 30, 2023.

Our net interest margin decreased 3 basis points, to 3.04% for the nine months ended September 30, 2024 from 3.07% for the nine months ended September 30, 2023. The margin was negatively impacted by approximately 4 basis points from the net reversal of $5.7 million in accrued interest income associated with the movement of loans into nonaccrual status.

Interest Income.   Interest income of $981.4 million for the nine months ended September 30, 2024 increased $215.3 million, or 28%, compared to the nine months ended September 30, 2023. This increase was primarily attributable to an increase in average balances and higher yields of loans and loans held for sale, securities available for sale, securities held to maturity, and interest earning deposits and other interest or dividends.

Merchants Bancorp

Interest income of $846.7 million for the nine months ended September 30, 2024 on loans and loans held for sale increased $161.9 million, or 24%, compared to the nine months ended September 30, 2023. The average balance of loans, including loans held for sale, during the nine months ended September 30, 2024 increased $2.2 billion, or 18%, to $14.2 billion compared to $12.0 billion for the nine months ended September 30, 2023, and the average yield on loans increased 36 basis points, to 7.99% for the nine months ended September 30, 2024, compared to 7.63% for the nine months ended September 30, 2023.

Interest income of $44.0 million for the nine months ended September 30, 2024 on securities available for sale increased $30.0 million, or 214%, compared to the nine months ended September 30, 2023. The average balance of securities available for sale increased $452.6 million, or 76%, to $1.0 billion for the nine months ended September 30, 2024 compared to $592.5 million for the nine months ended September 30, 2023, and the average yield increased 247 basis points, to 5.63% for the nine months ended September 30, 2024, compared to 3.16% for the nine months ended September 30, 2023.

Interest income of $62.4 million for the nine months ended September 30, 2024 on securities held to maturity increased $11.9 million, or 24%, compared to $50.5 million for the nine months ended September 30, 2023. The average balance of securities held to maturity, during the nine months ended September 30, 2024 increased $132.9 million, or 12%, to $1.2 billion compared to the nine months ended September 30, 2023. The average yield on securities held to maturity increased 62 basis points, to 6.86% for the nine months ended September 30, 2024 ended, compared to 6.24% for the nine months ended September 30, 2023.

Interest income of $19.4 million for the nine months ended September 30, 2024 on interest-earning deposits and other interest or dividends increased $10.0 million, or 106%, compared to the nine months ended September 30, 2023. The average balance of interest-earning deposits and other increased $191.8 million, or 83%, to $423.3 million for the nine months ended September 30, 2024, from $231.5 million for the nine months ended September 30, 2023, and the average yield increased 68 basis points, to 6.13% for the nine months ended September 30, 2024, compared to 5.45% for the nine months ended September 30, 2023.

Interest Expense.   Total interest expense of $593.4 million for the nine months ended September 30, 2024 increased $151.1 million, or 34%, compared to $442.3 million for the nine months ended September 30, 2023. The higher interest expense reflected increases in both deposits and borrowings, with a shift towards higher collateralized borrowings that has become a more cost-effective option that utilizing brokered deposits.

Interest expense on deposits increased $111.2 million, or 27%, to $516.3 million for the nine months ended September 30, 2024, compared to $405.1 million for the nine months ended September 30, 2023. The increase was primarily due to higher average balances and higher rates for certificate of deposit accounts and interest-bearing checking accounts, as well as higher rates on money market accounts.

Interest expense of $234.0 million for the nine months ended September 30, 2024 for certificates of deposits increased $69.7 million, or 42%, compared to $164.3 million for the nine months ended September 30, 2023. The average balance of certificates of deposit accounts was $5.8 billion for the nine months ended September 30, 2024, an increase of $1.3 billion, or 29%, compared to the nine months ended September 30, 2023. The average rate on certificates of deposit accounts was 5.43% for the nine months ended September 30, 2024, which was a 49 basis point increase compared to 4.94% for the nine months ended September 30, 2023.

Interest expense of $181.4 million for the nine months ended September 30, 2024 for interest-bearing checking accounts increased $33.8 million, or 23%, compared to $147.6 million for the nine months ended September 30, 2023. The average balance of interest-bearing checking accounts of $5.1 billion for the nine months ended September 30, 2024 increased $684.6 million, or 15%, compared to $4.4 billion for the nine months ended September 30, 2023. The average rate on interest-bearing checking accounts was 4.75% for the nine months ended September 30, 2024, which was a 28 basis point increase compared to 4.47% for the nine months ended September 30, 2023.

Merchants Bancorp

Interest expense of $100.7 million for the nine months ended September 30, 2024 for money market accounts increased $8.3 million, or 9%, compared to $92.4 million for the nine months ended September 30, 2023. The average balance of money market accounts of $2.8 billion for the nine months ended September 30, 2024 increased $9.0 million compared to the nine months ended September 30, 2023. The average rate on money market accounts was 4.79% for the nine months ended September 30, 2024, which was a 38 basis point increase compared to 4.41% for the nine months ended September 30, 2023.

Interest expense of $77.0 million for the nine months ended September 30, 2024 for borrowings increased $39.9 million, or 107%, compared to $37.1 million for the nine months ended September 30, 2023. The increase was primarily due to a $830.0 million, or 139%, increase in average balances, partially offset by a decrease of 112 basis points in the average rate of borrowings, to 7.21% compared to 8.33% for the nine months ended September 30, 2023. Also included in borrowings, is our warehouse structured financing agreements that provide for additional interest payments for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 6.89% and 8.12%, to an effective rate of 7.21% and 8.33% for the nine months ended September 30, 2024 and 2023, respectively.

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

	Nine Months Ended September 30,
	2024			2023
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-earning deposits, and other interest or dividends	$423,327	$19,441	6.13%	$231,549	$9,434	5.45%
Securities available for sale	1,045,092	44,027	5.63%	592,460	14,012	3.16%
Securities held to maturity	1,215,357	62,402	6.86%	1,082,502	50,492	6.24%
Mortgage loans in process of securitization	227,283	8,826	5.19%	216,245	7,358	4.55%
Loans and loans held for sale	14,150,287	846,678	7.99%	11,998,301	684,743	7.63%
Total interest-earning assets	17,061,346	981,374	7.68%	14,121,057	766,039	7.25%
Allowance for credit losses on loans	(76,410)			(54,417)
Noninterest-earning assets	657,068			474,883
Total assets	$17,642,004			$14,541,523

Liabilities/Equity:
Interest-bearing checking	$5,101,859	$181,419	4.75%	$4,417,224	$147,585	4.47%
Savings deposits	164,074	255	0.21%	238,404	905	0.51%
Money market deposits	2,807,575	100,708	4.79%	2,798,622	92,364	4.41%
Certificates of deposit	5,751,613	233,966	5.43%	4,443,014	164,295	4.94%
Total interest-bearing deposits	13,825,121	516,348	4.99%	11,897,264	405,149	4.55%
Borrowings	1,426,146	77,030	7.21%	596,174	37,144	8.33%
Total interest-bearing liabilities	15,251,267	593,378	5.20%	12,493,438	442,293	4.73%
Noninterest-bearing deposits	330,440			328,143
Noninterest-bearing liabilities	222,115			169,746
Total liabilities	15,803,822			12,991,327
Equity	1,838,182			1,550,196
Total liabilities and equity	$17,642,004			$14,541,523
Net interest income		$387,996			$323,746
Interest rate spread			2.48%			2.52%
Net interest-earning assets	$1,810,079			$1,627,619
Net interest margin			3.04%			3.07%
Average interest-earning assets to average interest-bearing liabilities			111.87%			113.03%

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

Merchants Bancorp

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Nine Months Ended September 30, 2024
	compared to September 30, 2023
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(In thousands)
Interest income:
Interest-earning deposits, and other interest or dividends	$7,814	$2,193	$10,007
Securities available for sale	10,705	19,310	30,015
Securities held to maturity	6,197	5,713	11,910
Mortgage loans in process of securitization	376	1,092	1,468
Loans and loans held for sale	122,814	39,121	161,935
Total interest income	147,906	67,429	215,335
Interest expense:
Deposits
Interest-bearing checking	22,875	10,959	33,834
Savings deposits	(282)	(368)	(650)
Money market deposits	295	8,049	8,344
Certificates of deposit	48,390	21,281	69,671
Total Deposits	71,278	39,921	111,199
Borrowings	51,711	(11,825)	39,886
Total interest expense	122,989	28,096	151,085
Net interest income	$24,917	$39,333	$64,250

Provision for Credit Losses.   We recorded a provision for credit losses of $21.6 million for the nine months ended September 30, 2024, a decrease of $11.9 million, or 36%, compared to $33.5 million for the nine months ended September 30, 2023. The decrease was primarily due to lower loan charge-offs and fewer relative changes to qualitative factors.

Noninterest Income.   Noninterest income of $89.0 million for the nine months ended September 30, 2024 increased $8.8 million, or 11%, compared to $80.2 million for the nine months ended September 30, 2023. The increase was primarily due to a $8.4 million, or 29%, increase in gain on sale of loans and a $2.9 million, or 39%, increase in syndication and asset management fees compared to the nine months ended September 30, 2023.

A summary of the gain on sale of loans for the nine months ended September 30, 2024 and 2023 is below:

	For the Nine Months Ended September 30,
	2024	2023

	(In thousands)
Loan Type
Multi-family and healthcare	$32,808	$23,897
Single-family	1,494	1,430
SBA	2,953	3,514
Total	$37,255	$28,841

The $2.9 million increase in syndication and asset management fees increased as we continue to experience growth in this line of business.

Noninterest income also included a $0.4 million increase in loan servicing fees due to higher positive adjustments to fair value of servicing rights. Included in loan servicing fees was a $12.3 million positive adjustment to the fair value of

Merchants Bancorp

servicing rights for the nine months ended September 30, 2024, compared to a positive adjustment of $12.2 million for the nine months ended September 30, 2023.

Noninterest Expense.   Noninterest expense of $160.6 million for the nine months ended September 30, 2024 increased $38.6 million, or 32%, compared to $122.0 million for the nine months ended September 30, 2023. The increase was primarily due to an $18.3 million, or 24%, increase in salaries and employee benefits reflecting higher commissions associated with loan growth, as well as a $10.1 million, or 106%, increase in deposit insurance. Other expenses increased $6.5 million, or 44%, primarily due to ongoing premium expense on the credit default swap that was executed in March 2024.

The efficiency ratio was at 33.67% for the nine months ended September 30, 2024, compared with 30.21% for the nine months ended September 30, 2023.

Income Taxes.   Provision for income taxes of $70.0 million for the nine months ended September 30, 2024 increased $23.4 million, or 50%, compared to the nine months ended September 30, 2023. The increase reflected a 19% higher pre-tax income during the nine months ended September 30, 2024, as well as a $13.0 million tax benefit recorded in the second quarter of 2023 related to tax refunds and changes to state tax apportionment calculations. The effective tax rate was 23.8% for the nine months ended September 30, 2024 and 18.8% for the nine months ended September 30, 2023.

Our Segments

We operate in three primary segments: Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. The reportable segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company.  The Multi-family Mortgage Banking segment originates and services government sponsored mortgages for multi-family and healthcare facilities through Merchants Capital. Merchants Capital is also a fully integrated syndicator of low-income housing tax credit and debt funds.  As one of the top ranked agency affordable lenders in the nation, our licenses with Fannie Mae, Freddie Mac, and FHA, coupled with our bank financing products, provide sponsors with custom beginning-to-end financing solutions that adapt to an ever-changing market. We are also one of the largest Ginnie Mae servicers in the country based on aggregate loan principal value. As of September 30, 2024 the Company’s total servicing portfolio had an unpaid principal balance of $28.2 billion, primarily managed in the Multi-Family Mortgage Banking segment. Included in this amount was an unpaid principal balance of loans serviced for others of $17.0 billion, an unpaid principal balance of loans sub-serviced for others of $2.6 billion, and other servicing balances of $0.8 billion at September 30, 2024. These loans are not included in the accompanying balance sheets. The Company also manages $7.8 billion of loans for customers that have loans on the balance sheet at September 30, 2024. The servicing portfolio primarily consists of Ginnie Mae, Fannie Mae, and Freddie Mac loans and is a significant source of our noninterest income and deposits.

Our Mortgage Warehousing segment funds agency eligible loans for non-depository financial institutions from the date of origination or purchase until the date of sale to an investor, which typically takes less than 30 days and is a significant source of our net interest income, loans, and deposits. Mortgage Warehousing has grown to fund over $33.2 billion in 2022, $33.0 billion in 2023, and $32.0 billion for the nine months ended September 30, 2024. Mortgage Warehousing also provides commercial loans and collects deposits related to the mortgage escrow accounts of its customers.

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

The Other segment presented below, in Note 17: Segment Information, and elsewhere in this report includes general and administrative expenses for provision of services to all segments, internal funds transfer pricing offsets resulting from allocations to or from the other segments, certain elimination entries, and investments in low-income housing tax credit limited partnerships or Limited Liability Companies.

For the three months ended September 30, 2024 and 2023, we had total net income of $61.3 million and $81.5 million, respectively. For the nine months ended September 30, 2024 and 2023, we had total net income of $224.7 million and $201.8 million, respectively. Net income and assets for our segments for the respective periods was as follows:

	For the Three Months Ended		For the Nine Months Ended		Assets at
	September 30,		September 30,		September 30,
	2024	2023	2024	2023	2024

	(In thousands)
Multi-family Mortgage Banking	$8,068	$14,685	$33,714	$27,893	$453,281
Mortgage Warehousing	15,940	19,926	58,400	47,163	5,842,489
Banking	44,983	52,445	153,786	144,402	12,035,581
Other	(7,718)	(5,552)	(21,180)	(17,697)	321,625
Total	$61,273	$81,504	$224,720	$201,761	$18,652,976

Multi-family Mortgage Banking.

Comparison of results for the three months ended September 30, 2024 and 2023:

The Multi-family Mortgage Banking segment reported net income of $8.1 million for the three months ended September 30, 2024, a decrease of $6.6 million, or 45%, compared to $14.7 million for the three months ended September 30, 2023. The decrease in net income was primarily due to a decrease in loan servicing fees related to negative fair market value adjustments, as well as increased salaries and employee benefits reflecting higher commissions on higher production volume, partially offset by increased gain on sale of loans.

Results included a $5.1 million negative fair market value adjustment to servicing rights for the three months ended September 30, 2024 compared to a $10.4 million positive fair market value adjustment for the three months ended September 30, 2023. Excluding fair market value adjustments to servicing rights, loan servicing fees increased compared to the three months ended September 30, 2023.

The volume of loans originated and acquired for sale in the secondary market increased by $341.5 million, or 81%, to $763.7 million, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Merchants Bancorp

Comparison of results for the nine months ended September 30, 2024 and 2023:

The Multi-family Mortgage Banking segment reported net income of $33.7 million for the nine months ended September 30, 2024, an increase of $5.8 million, or 21%, from the $27.9 million of net income reported for the nine months ended September 30, 2023. The increase in net income was primarily due to a $13.3 million increase in gain on sale of loans from higher production volume, a $6.0 million increase in loan servicing fees, as well as a $2.8 million increase in syndication and asset management fees as we continue to see growth in our Low-Income Housing Tax Credits (“LIHTC”) syndication of business. These increases to net income were partially offset by a $12.2 million increase in noninterest expenses, primarily due to increased salaries and employee benefits related to higher commissions on higher production volume, and increased income tax expense primarily associated with a tax benefit recorded in the second quarter of 2023 related to tax refunds and changes in state tax apportionment calculations.

Loan servicing fees for the nine months ended September 30, 2024 included a positive fair market value adjustment of $12.6 million on servicing rights, compared to a positive fair market value adjustment of $10.4 million for the nine months ended September 30, 2023.

The volume of loans originated and acquired for sale in the secondary market increased by $150.7 million, or 13%, to $1.4 billion, for the nine months ended September 30, 2024, compared to $1.2 billion. for the nine months ended September 30, 2023.

Mortgage Warehousing.

Comparison of results for the three months ended September 30, 2024 and 2023:

The Mortgage Warehousing segment reported net income of $15.9 million for the three months ended September 30, 2024, a decrease of $4.0 million, or 20%, compared to $19.9 million for the three months ended September 30, 2023. The decrease in net income reflected negative fair value adjustments on derivatives that were partially offset by higher net interest income associated with increased volumes.

There was a 22% increase in warehouse loan volume of $13.1 billion compared to $10.8 billion for the three months ended September 30, 2023, which compared to an industry volume increase of 21% according to the Mortgage Bankers Association.

Comparison of results for the nine months ended September 30, 2024 and 2023:

The Mortgage Warehousing segment reported net income for the nine months ended September 30, 2024 of $58.4 million, an increase of $11.2 million, or 24%, compared to $47.2 million for the nine months ended September 30, 2023. The increase in net income reflected higher net interest income as volumes increased, which was partially offset by a negative fair value adjustment on derivatives.

There was a 30% increase in warehouse loan volume of $32.0 billion compared to $24.6 billion for the nine months ended September 30, 2023, which compared to an industry volume increase of 17% according to the Mortgage Bankers Association. The increase compared to the industry reflected higher loan volume from increased sales efforts and market exits or reductions of competitors.

Banking.

Comparison of results for the three months ended September 30, 2024 and 2023:

The Banking segment reported net income of $45.0 million for the three months ended September 30, 2024, a decrease of $7.5 million, or 14%, compared to the three months ended September 30, 2023. The decrease was primarily

Merchants Bancorp

due to a lower gain on sale of loans and loan servicing fees, as well as an increase in noninterest expense, partially offset by an increase in net interest income.

Noninterest income for the three months ended September 30, 2024 included a negative fair market value adjustment of $1.6 million on servicing rights, compared to a positive fair market value adjustment of $1.2 million for the three months ended September 30, 2023.

Comparison of results for the nine months ended September 30, 2024 and 2023:

The Banking segment reported net income of $153.8 million for the nine months ended September 30, 2024, an increase of $9.4 million, or 6%, compared to $144.4 million for the nine months ended September 30, 2023. The increase in net income was primarily due to higher net interest income and lower provision for loan losses, which was partially offset by a higher provision for income taxes and higher noninterest expense that reflected increased deposit insurance premiums and ongoing premium expenses on the credit default swap executed in March 2024. Lower gain on sale of loans also partially offset the increases to net income.

Noninterest income for the nine months ended September 30, 2024 included a negative fair market value adjustment of $0.3 million on servicing rights, compared to a positive fair market value adjustment of $1.8 million for the nine months ended September 30, 2023.

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

At September 30, 2024, based on collateral, we had $5.1 billion in available unused borrowing capacity with the FHLB and the Federal Reserve discount window. This compared to $6.0 billion at December 31, 2023. While the amounts available fluctuate daily, we also had available capacity lines through our membership in the AFX. This liquidity enhances the ability to effectively manage interest expense and asset levels in the future.

The Company’s most liquid assets are in cash, short-term investments, including interest-earning demand deposits, mortgage loans in process of securitization, loans held for sale, and warehouse lines of credit included in loans receivable. Taken together with its unused borrowing capacity of $5.1 billion described above, these totaled $11.1 billion, or 59%, of its $18.7 billion total assets at September 30, 2024. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our liquid assets and borrowing capacity significantly exceed our uninsured deposits. Uninsured deposits represent approximately 20% of total deposits. Our line of credit with Federal Reserve Bank of Chicago, alone, could fund 120% of uninsured deposits. Since 2018, the Company has offered its customers an opportunity to insure balances in excess of $250,000 through our insured cash sweep program that extends FDIC protection up to $100 million. The balance of deposits in this program was $1.5 billion and $1.6 billion as of September 30, 2024 and December 31, 2023, respectively.

The Company’s investment portfolio has minimal levels of unrealized losses and management does not anticipate a need to sell securities for liquidity purposes at a loss. As of September 30, 2024, Accumulated Other Comprehensive Income (“AOCI”) of $0.1 million, related to securities available for sale, increased $2.6 million, or 104%, compared to accumulated losses of $2.5 million as of December 31, 2023.

Merchants Bancorp

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was ($825.3) million and $(1.1) billion for the nine months ended September 30, 2024 and 2023, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities and loans, was $(830.8) million and $(2.3) billion for the nine months ended September 30, 2024 and 2023, respectively. Net cash provided by financing activities, which is comprised primarily of net change in borrowings and deposits was $1.7 billion and $3.6 billion for the nine months ended September 30, 2024 and 2023, respectively.

Certificates of deposit that are scheduled to mature in less than one year from September 30, 2024 totaled $4.1 billion, or 98%, of total certificates of deposit. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances, the Federal Reserve discount window, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

At September 30, 2024, we had $4.1 billion in outstanding commitments to extend credit that are subject to credit risk and $3.5 billion outstanding commitments subject to certain performance criteria and cancellation by the Company, including loans pending closing, unfunded construction draws, and unfunded lines of warehouse credit. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Additionally, the Company’s business model is designed to continuously sell a significant portion of its loans, which provides flexibility in managing its liquidity.

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

Shareholders’ Equity. Shareholders’ equity was $1.9 billion as of September 30, 2024, compared to $1.7 billion as of December 31, 2023. The $238.0 million or 14%, increase resulted primarily from net income of $224.7 million and net proceeds of $97.7 million from a common stock offering, which was partially offset by redemption of 7% Series A Preferred Stock for $52.0 million and dividends paid on common and preferred shares of $36.3 million during the period.

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

Merchants Bancorp

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

On October 1, 2024, the dividends on the Series B Preferred stock started to accrue at a floating rate of 3-month SOFR plus 4.831% and will reset quarterly. The rate will be 9.42% for the fourth quarter 2024.

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

Common Shares/Dividends. As of September 30, 2024, the Company had 45,764,023 common shares issued and outstanding. The Board expects to declare a quarterly dividend of $0.09 per share in each quarter of 2024.

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

Capital Adequacy.

The following tables present the Company’s capital ratios at September 30, 2024 and December 31, 2023:

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
September 30, 2024
Total capital(1) (to risk-weighted assets)
Company	$2,029,408	12.2%	$1,750,457	10.5%	$—	N/A	%
Merchants Bank	1,998,836	12.0%	1,749,216	10.5%	1,665,920	10.0
Tier I capital(1) (to risk-weighted assets)
Company	1,930,145	11.6%	1,417,037	8.5%	—	N/A	%
Merchants Bank	1,897,668	11.4%	1,416,032	8.5%	1,332,736	8.0
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,480,759	8.9%	1,166,971	7.0%	—	N/A	%
Merchants Bank	1,897,668	11.4%	1,166,144	7.0%	1,082,848	6.5
Tier I capital(1) (to average assets)
Company	1,930,145	10.5%	915,126	5.0%	—	N/A	%
Merchants Bank	1,897,668	10.4%	912,610	5.0%	912,610	5.0
(1)	As defined by regulatory agencies.

Merchants Bancorp

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
			Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2023
Total capital(1) (to risk-weighted assets)
Company	$1,772,195	11.6%	$1,598,260	10.5%	$—	N/A %
Merchants Bank	1,724,505	11.5%	1,577,434	10.5%	1,502,318	10.0%
FMBI	40,613	21.1%	20,209	10.5%	19,247	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	1,686,202	11.1%	1,293,830	8.5%	—	N/A %
Merchants Bank	1,639,171	10.9%	1,276,970	8.5%	1,201,854	8.0%
FMBI	39,953	20.8%	16,360	8.5%	15,398	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,186,594	7.8%	1,065,507	7.0%	—	N/A %
Merchants Bank	1,639,171	10.9%	1,051,623	7.0%	976,507	6.5%
FMBI	39,953	20.8%	13,473	7.0%	12,511	6.5%
Tier I capital(1) (to average assets)
Company	1,686,202	10.1%	832,706	5.0%	—	N/A %
Merchants Bank	1,639,171	10.1%	815,191	5.0%	815,191	5.0%
FMBI	39,953	11.5%	17,391	5.0%	17,391	5.0%
(1)	As defined by regulatory agencies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Merchants Bank to maintain minimum amounts and ratios (set forth in the table above). Management believes, as of September 30, 2024 and December 31, 2023, that the Company and Merchants Bank met all capital adequacy requirements to which they were subject. For additional information regarding dividend restrictions, see the Company’s 2023 Annual Report on Form 10–K.

As of September 30, 2024 and December 31, 2023, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or Merchants Bank’s category.

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

The following table presents NII at Risk for Merchants Bank as of September 30, 2024 and December 31, 2023.

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
September 30, 2024:
Dollar change	$(104,845)	$(53,080)	$38,044	$75,823
Percent change	(19.6)%	(9.9)%	7.1%	14.2%

December 31, 2023:
Dollar change	$(73,311)	$(36,576)	$29,601	$57,294
Percent change	(15.0)%	(7.5)%	6.0%	11.7%

Our interest rate risk management policy limits the change in our net interest income to 20% for a +/- 100 basis point move in interest rates, and 30% for a +/- 200 basis point move in rates. At September 30, 2024 we are within policy limits set by our board of directors for the -200, -100, +100, and +200 basis point scenarios.

The EVE results for Merchants Bank included in the following table reflect the analysis used quarterly by management. It models immediate -200, -100, +100 and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
September 30, 2024:
Dollar change	$(9,224)	$4,464	$(584)	$(1,929)
Percent change	(0.5)%	0.2%	(0.0)%	(0.1)%

December 31, 2023:
Dollar change	$180,864	$92,793	$(34,800)	$(79,455)
Percent change	10.8%	5.5%	(2.1)%	(4.7)%

Our interest rate risk management policy limits the change in our EVE to 15% for a +/- 100 basis point move in interest rates, and 20% for a +/- 200 basis point move in rates. We are within policy limits set by our board of directors for the -200, -100, +100 and +200 basis point scenarios. The EVE reported at September 30, 2024 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective.

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

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.       Defaults Upon Senior Securities

None.

ITEM 4.       Mine Safety Disclosures

Not applicable.

ITEM 5.       Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, Scott A. Evans, a director and the Richmond Market President and Chief Operating Officer of Merchants Bank, adopted a stock trading plan on August 7, 2024 intended to satisfy the affirmative defense of Rule 10b5-1(c), pursuant to which he may sell up to 25,000 shares of our common stock prior to March 13, 2025.

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

Merchants Bancorp

Date:	November 8, 2024	By:	/s/ Michael F. Petrie
Michael F. Petrie
Chairman & Chief Executive Officer

Date:	November 8, 2024	By:	/s/ Sean A. Sievers
Sean A. Sievers Chief Financial Officer
(Principal Financial & Accounting Officer)