Form 10-K
period 2024-12-31
Merchants Bancorp
filed 2025-02-28
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-38258

MERCHANTS BANCORP

(Exact name of Registrant as specified in its charter)

INDIANA	20-5747400
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

410 Monon Blvd. Carmel, Indiana	46032
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (317) 569-7420

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, without par value

Depositary Shares, each representing a 1/40th interest in a share of Series B Preferred Stock, without par value

Depositary Shares, each representing a 1/40th interest in a share of Series C Preferred Stock, without par value

	MBIN MBINO MBINN	NASDAQ NASDAQ NASDAQ
Depositary Shares, each representing a 1/40th interest in a share of Series D Preferred	MBINM	NASDAQ
Stock, without par value Depositary Shares, each representing a 1/40th interest in a share of Series E Preferred Stock, without par value	MBINL	NASDAQ

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

Large accelerated filer ⌧	Smaller reporting company ☐
Accelerated filer ◻	Emerging growth company ☐
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

At June 30, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”) was $1.2 billion.

As of February 24, 2025, the Registrant had 45,850,904 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement, for its 2025 annual meeting of shareholders to be held May 15, 2025, to be filed within 120 days after December 31, 2024, are incorporated by reference into Part III of this Form 10-K.

MERCHANTS BANCORP

Annual Report on Form 10-K

For Year Ended December 31, 2024

Glossary of Defined Terms

As used in this report, references to “Merchants” “the Company,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Merchants Bancorp and its wholly owned subsidiaries. Merchants Bancorp refers solely to the parent holding company, and Merchants Bank refers to Merchants Bancorp’s bank subsidiary, Merchants Bank of Indiana.

The acronyms and abbreviations identified below are used throughout this report, including the Notes to Consolidated Financial Statements.

ACL: allowance for credit losses

ACL-Guarantees: allowance for credit losses on guarantees

ACL-Loans: allowance for credit losses on loans

ACL-OBCE: allowance for credit losses on off-balance sheet credit exposures

AFX: American Financial Exchange

ALCO: Asset-Liability Committee

AI: Artificial Intelligence

AOCI: accumulated other comprehensive income

AOCL: accumulated other comprehensive loss

ARM: adjustable-rate mortgage

ASC: Accounting Standards Codification

ASU: Accounting Standards Update

Bank: Merchants Bank

BHC: bank holding company

BHC Act: Bank Holding Company Act of 1956

BSA: Bank Secrecy Act

CBLR: community bank leverage ratio

CCO: Chief Credit Officer

CDS: Credit Default Swap

CFPB: Consumer Financial Protection Bureau

CECL: FASB Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments adopted by the Corporation on January 1, 2022.

CISSP: Certified Information Systems Security Professional

CMT: constant maturity rate

CODM: chief operating decision maker

Corporation: Merchants Bancorp

CRA: Community Reinvestment Act

DIF: Deposit Insurance Fund

Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act

DRR: Designated Reserve Ratio

ESG: Environment, Social, and Governance

ESOP: Employee Stock Ownership Plan

Farmer Mac: Federal Agricultural Mortgage Corporation

Fannie Mae: Federal National Mortgage Association

FASB: Financial Accounting Standards Board

FCB: Federal Farm Credit Bank

FDIC: Federal Deposit Insurance Corporation

FDICIA: Federal Deposit Insurance Corporation Improvement Act of 1991

Federal Reserve: Board of Governors of the Federal Reserve System

FHA: Federal Housing Authority

FHLB: Federal Home Loan Bank

FHLBI: Federal Home Loan Bank of Indianapolis

FHLBC: Federal Home Loan Bank of Chicago

FinCEN: Financial Crimes Enforcement Network

FMBI: Farmers-Merchants Bank of Illinois, a wholly owned subsidiary of Merchants Bancorp until all branches were sold and the charter collapsed into Merchants Bank in January 2024

Freddie Mac: Federal Home Loan Mortgage Corporation

GAAP: United States generally accepted accounting principles

GIAC: Global Information Assurance Certifications

Ginnie Mae: Government National Mortgage Association

GSE: government sponsored entities, including Fannie Mae and Freddie Mac

GSE Patch: a loan eligible for purchase by Fannie Mae or Freddie Mac while they operate under federal conservatorship or receivership

HELOC: home equity line of credit

IDFI: Indiana Department of Financial Institutions

IDFPR: Illinois Department of Financial and Professional Regulation

ISC2: International Information System Security Certification Consortium

ISP: Information Security Program

IT: information technology

LIBOR: London Interbank Offered Rate

LIHTC: low-income housing tax credits

LLC: limited liability companies

MAM: Merchants Asset Management, LLC, a wholly owned subsidiary of Merchants Bancorp

MCC: Merchants Capital Corporation, a wholly owned subsidiary of Merchants Bank

MCI: Merchants Capital Investments, LLC, a wholly owned subsidiary of Merchants Bank

MCS: Merchants Capital Servicing, LLC, a wholly owned subsidiary of Merchants Bank

N/A: not applicable

N/M: not meaningful

NASDAQ:  NASDAQ Capital Market

OCC: Office of the Comptroller of the Currency

OREO: other real estate owned

Patriot Act: Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001

PCAOB: Public Company Accounting Oversight Board

REMIC: real estate mortgage investment conduit

ROU: right of use

SBA: Small Business Administration

SEC: Securities and Exchange Commission

SOFR: Secured Overnight Financing Rate

TDR: troubled debt restructuring. On January 1, 2023, the Company adopted FASB Accounting Standards Update (“ASU”) No. 2022-02, Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures, which eliminates the recognition and measurement of troubled debt restructurings. The Company adopted the prospective approach for this new guidance.

Treasury: US Department of the Treasury

USDA: United States Department of Agriculture

VA: Veterans Affairs

VIE: variable interest entity

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

PART I

Item 1. Business.

Company Overview

Merchants Bancorp (the “Company,” “Merchants,” “we,” “our,” or “us”), an Indiana corporation formed in 2006, is a diversified bank holding company headquartered in Carmel, Indiana and registered under the Bank Holding Company Act of 1956, as amended. We currently operate in multiple business segments, including Multi-family Mortgage Banking that offers multi-family housing and healthcare facility financing and servicing (through this segment we also serve as a syndicator of low-income housing tax credit and debt funds); Mortgage Warehousing that offers mortgage warehouse financing, commercial loans, and deposit services; and Banking that offers portfolio lending for multi-family and healthcare facility loans, retail and correspondent residential mortgage banking, agricultural lending, SBA lending, and traditional community banking. As of December 31, 2024, we had $18.8 billion in assets, $11.9 billion of deposits and $2.2 billion of shareholders’ equity.

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

Merchants Bank of Indiana (“Merchants Bank”), one of our wholly owned banking subsidiaries, operates under an Indiana charter and provides national and traditional community banking services, as well as portfolio lending for multi-family and healthcare facility loans, retail and correspondent residential mortgage banking, warehouse lending, SBA lending, and agricultural lending. Merchants Bank has seven depository branches located in Carmel, Indianapolis, Lynn, Spartanburg, and Richmond, Indiana.

Our business consists primarily of funding fixed rate, low risk loans meeting underwriting standards of government programs, under an originate to sell model, while retaining adjustable-rate loans as held for investment to reduce interest rate risk. The gain on sale of loans and servicing fees generated from the multi-family rental real estate, residential, and SBA loans, as well as fees and fair market value adjustments to servicing related assets, contribute to noninterest income. Loans are funded primarily from mortgage custodial, municipal, retail, commercial, short-term borrowings, as well as brokered deposits. We believe that the combination of net interest income based on short duration assets and liabilities and noninterest income from the sale of low risk profile assets results in lower than industry charge-offs and a lower expense base, which serves to maximize net income and higher than industry shareholder return.

Our Business Segments

We have several lines of business and provide various banking and financial services through our subsidiaries. Our business segments are defined as Multi-family Mortgage Banking, Mortgage Warehousing, and Banking.

Multi-family Mortgage Banking

MCC and MCS, subsidiaries of Merchants Bank, are primarily engaged in mortgage banking, specializing in originating and servicing loans for affordable multi-family rental housing and healthcare facility financing. Our mortgage servicing portfolio consists primarily of Merchants Bank balance sheet loans, referred to as bridge financing, FHA loans, and affordable Fannie Mae and Freddie Mac loans. Our origination platform and servicing portfolio are significant sources of our noninterest income and deposits. Other originations are referred to the Banking segment, including bridge financing products to refinance, acquire, or reposition multi-family housing projects, as well as construction lending for market rate and affordable housing developments, and financing of need-based healthcare facilities. The originations referred to the Banking segment can represent a significant portion of the Multi-family Mortgage Banking total origination volume.

Consistently one of the top ranked agency lenders in the nation, our licenses with FHA and affordable Fannie Mae and Freddie Mac, coupled with our bank financing products, and tax credit syndication platform, provide sponsors custom beginning-to-end financing solutions that adapt to an ever-changing market. We are also an approved USDA Rural Housing 538 lender. This cost-effective, reliable funding source is a powerful tool in expanding the availability of affordable housing in rural markets that often have the greatest need. We also offer customized loan products for need-based skilled nursing facilities, including independent living, assisted living, and memory care. A variety of loan products are available to accommodate acquisition, rehabilitation, and refinancing of healthcare properties throughout the country. These loans are underwritten with the intent to convert to FHA permanent loans within three years.

In addition to the loans originated directly through our Multi-family Mortgage Banking segment, we also fund loans brought to us by non-affiliated entities and service or sub-service loans for a fee.

MCC is also a fully integrated tax credit equity syndicator. Our syndication platform, paired with our comprehensive suite of debt offerings, allows us to deliver financing on all aspects of affordable housing transactions. The tax credit equity team specializes in tax-advantaged affordable housing projects with Section 42 LIHTC, Historic Rehabilitation Tax Credits, and State tax credits. The investors in MCC’s syndicated funds are institutional investors comprised of banks, insurance companies, and large publicly traded corporations. All funds are underwritten and serviced in-house.

Additionally, through MAM, we serve as a registered investment advisor that deploys third party investor capital into high quality assets originated by MCC. These debt investment vehicles ultimately support the mission of MCC by creating additional lending capacity and competitive loan terms for clients. We also optimize our capital position and manage our balance sheet through credit risk transfer vehicles and securitizations.

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

Our Mortgage Warehousing segment provides asset-based financing in the form of warehouse facilities to eligible non-depository financial institutions and mortgage bankers, which enables them to fund and inventory residential and multi-family mortgage loans until they are sold and purchased in the secondary market by an approved investor. The warehouse financing facilities are secured by residential and multi-family mortgage loans underwritten to standards approved by Merchants Bank that are generally comparable to those established by Fannie Mae, Freddie Mac, FHA and VA.

Mortgage Warehousing funded $33.2 billion of loan principal in 2022, $33.0 billion in 2023 and $45.6 billion in 2024. The primary source of liquidity is provided by custodial and corporate deposits of its customers.

Banking

The Banking segment includes retail banking, commercial lending, agricultural lending, retail and correspondent residential mortgage banking, and SBA lending. Retail banking operates primarily in central Indiana and Richmond but has grown its national footprint through online banking. Our correspondent mortgage banking business, like Multi-family Mortgage Banking and Mortgage Warehousing, is a national business. Our SBA lending is currently a regional business with offices in four states. The Banking segment has a well-diversified customer and borrower base and has experienced significant growth over the past three years.

Commercial Lending and Retail Banking

Merchants Bank holds loans in its portfolio comprised of multi-family and healthcare bridge loans and multi-family construction loans referred to it by MCC, owner occupied commercial real estate loans, commercial and industrial loans, agricultural loans, residential mortgage loans and consumer loans. Merchants Bank receives deposits from customers located primarily in Hamilton, Marion, Randolph and surrounding counties in Indiana and from the escrows generated by the servicing activities of MCC and MCS. Until its branches were sold in January 2024, FMBI received deposits from and made loans to customers located through multiple branches in Illinois.

Agricultural Lending

Merchants Bank’s Lynn and Richmond, Indiana offices primarily offer agricultural loans within its designated CRA assessment area of Randolph and Wayne counties in Eastern Indiana and nearby Darke County, Ohio. The Company expanded its agricultural business in 2024 with the addition of an office in Carmel, Indiana. Merchants Bank offers operating lines of credit for crop and livestock production, intermediate term financing to purchase agricultural equipment and breeding livestock and long-term financing to purchase agricultural real estate. Merchants Bank is approved to sell agricultural loans in the secondary market through the Farmer Mac and uses this relationship to manage interest rate risk within the agricultural loan portfolio. Merchants Bank is also a Certified Lender with the Farm Service Agency to offset credit risk inherent in the agriculture loan portfolio.

Single-Family Mortgage Lending, Correspondent Lending and Servicing

Merchants Mortgage is the branded division of Merchants Bank that is a single-family mortgage origination and servicing platform. Merchants Mortgage is both a retail and correspondent mortgage lender. Merchants Mortgage is an approved originator of FHA, VA, and USDA loans and an approved seller servicer by Ginnie Mae, Fannie Mae and Freddie Mac, as well as a Fitch rated servicer. Merchants Mortgage offers agency eligible, jumbo fixed and hybrid adjustable-rate mortgages for purchase or refinancing of single-family residences. Other products include construction, bridge and lot financing, and first-lien HELOC. Loans held for sale generate revenues from fees charged to borrowers, interest income during the warehouse period, gain on sale of loans to investors, and servicing fee income. There are multiple investor outlets, including direct sale capability to Fannie Mae, Freddie Mac, FHLBI, and other third-party investors to allow Merchants Mortgage a best execution at sale. Merchants Mortgage also originates loans held for investment and earns interest income over the life of the loan.

SBA Lending

Merchants Bank participates in the SBA’s 7(a), 504 and Express programs to meet the needs of our small business communities and help diversify our retail revenue stream. In January 2018, Merchants Bank was awarded Preferred Lender Program status, the SBA’s highest level of approval that a lender can hold. This designation provides us delegated loan approval, closing and servicing authority that enables loan decisions to be made more rapidly. In December 2019, the Company added a new team of SBA originators, located in Illinois and Indiana, which later expanded into Ohio and Texas, to help broaden our reach to small business owners in and around these states.

Strategy for Complementary Segments

Our segments diversify the net income of Merchants Bank and provide synergies across the segments. Strategic opportunities come from MCC and MCS, where loans are funded by the Banking segment and the Banking segment provides Ginnie Mae custodial services to MCC and MCS. LIHTC syndication and debt fund offerings complement the lending activities of new and existing multi-family mortgage customers. The securities available for sale and held to maturity funded by MCC custodial deposits or purchases of securitized loans originated by MCC are pledged to FHLB to provide advance capacity during periods of high residential loan volume for Mortgage Warehousing. Mortgage Warehousing provides leads to Correspondent Lending in the Banking segment. Retail and commercial customers provide cross selling opportunities within the Banking segment. Merchants Mortgage is a risk mitigant to Mortgage Warehousing because it provides us with a ready platform to sell the underlying collateral to secure repayment. These and other synergies form a part of our strategic plan.

See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Operating Segment Analysis for the years ended December 31, 2024 and 2023” and Note 23: Segment Information for further information about our segments.

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

Human Capital

As of December 31, 2024, we had approximately 663 employees located in multiple states, including 388 employees in Central Indiana. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement.

We regularly solicit feedback from our employees to gain a better understanding of why they may enjoy working at Merchants and what areas of improvement there may be. Feedback from such surveys is reviewed by senior management, including our Chief Executive Officer and the leader of each of our business units, and is generally used to develop ways in which our employees’ experiences can be improved and/or work can become more efficient. We believe that our relations with employees are positive. For example, we were named to the list of “Best Places to Work in Indiana” by the Indiana Chamber of Commerce every year from 2016 to 2023 and were named as a “Top Workplace” by The Indianapolis Star in 2023 and 2024 and in 2024 our turnover rate was only 9%. Additionally, in order to reward employees for their contributions towards our success and to help ensure that our employees are more aligned with our shareholders, in 2020 we established an ESOP. Under the ESOP, from time to time we may make a contribution of newly issued shares of our common stock or cash to purchase shares of our common stock, which is then allocated to eligible employees. The ESOP contribution is completely funded by the Company and is in addition to all other wages, incentives, and benefits, and requires nothing from our employees other than their ongoing hard work and dedication. We make a discretionary contribution equal to 3% of an employee’s eligible compensation under our 401(k) plan each pay period regardless of whether such employee also contributed. Our contribution is in the form of cash and is invested according to the employee’s current investment allocation.

Additionally, while the health and safety of our employees is always the highest priority, we continuously evaluate our efforts, and we make changes or accommodations to help ensure employees remain healthy, safe, and productive.

ESG Activities

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

            A foundation of our culture is our approach to employee engagement. We embrace inclusion and opportunity (“IO”) initiatives, which we believe fosters creativity, innovation and thought leadership through the infusion of new ideas and perspectives. Our commitment to IO also led to the creation of an employee level committee focused on IO and our hiring of an individual who leads our IO efforts, including such committee. Some activities that have been launched include regular educational events for all employees and an open forum for IO topics of discussion. We are committed to providing opportunities to all of our employees, such as career advancement, and equipping our employees, including through education and training, to seize upon those opportunities. We also have highly engaged leadership in our Board that is made up of diverse members and demonstrates our dedication to this area of focus in our company.

Corporate Information

Our principal executive offices are located at 410 Monon Blvd., Carmel, Indiana 46032, and our telephone number at that address is (317) 569-7420. Through our website at www.merchantsbancorp.com under “Investors,” we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Those filings can also be obtained on the SEC’s website at www.sec.gov. Additionally, from time to time we may post other press releases, news, investor presentations and stories regarding our business on the News and Presentation sections of our website’s Investor page. The information contained on our website is not a part of, or incorporated by reference into, this report.

SUPERVISION AND REGULATION

General

Insured banks, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the IDFI, Federal Reserve, FDIC, and CFPB. Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, anti-money laundering laws enforced by the Treasury and mortgage related rules, including with respect to loan securitization and servicing by HUD and agencies such as Ginnie Mae, Fannie Mae, and Freddie Mac, have an impact on our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our operations and results, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

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

Merchants Bancorp

Bank Holding Company Act of 1956, as amended

We, as the sole shareholder of Merchants Bank, are a BHC within the meaning of the BHC Act, as amended. As a BHC, we are subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of Federal Reserve. The BHC Act requires a BHC to file an annual report of its operations and such additional information as the Federal Reserve may require.

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

Repurchase or Redemption of Shares

A BHC is generally required to give the Federal Reserve prior written notice of any purchase or redemption of its own then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth. Additionally, under the Federal Reserve’s Regulation Q, a BHC is required to obtain the Federal Reserve’s approval prior to the repurchase or redemption of any shares of its preferred stock. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve. The Federal Reserve has adopted an exception to this approval requirement for repurchase or redemptions of common stock for well-capitalized BHCs that meet certain conditions.

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

Bank Secrecy Act and USA Patriot Act

The BSA, enacted as the Currency and Foreign Transactions Reporting Act, requires financial institutions to maintain records of certain customers and currency transactions and to report certain domestic and foreign currency transactions, which may have a high degree of usefulness in criminal, tax, or regulatory investigations or proceedings. This law requires financial institutions to develop a BSA compliance program.

The Patriot Act is comprehensive anti-terrorism legislation. Title III of the Patriot Act requires financial institutions to help prevent and detect international money laundering and the financing of terrorism and prosecute those involved in such activities. The Treasury has adopted additional requirements to further implement Title III.

These regulations have established a mechanism for law enforcement officials to communicate names of suspected terrorists and money launderers to financial institutions, enabling financial institutions to promptly locate accounts and transactions involving those suspects. Financial institutions receiving names of suspects must search their account and transaction records for potential matches and report positive results to the Treasury’s FinCEN. Each financial institution must designate a point of contact to receive information requests. These regulations outline how financial institutions can share information concerning suspected terrorist and money laundering activity with other financial institutions under the protection of a statutory safe harbor if each financial institution notifies FinCEN of its intent to share information. The Treasury has also adopted regulations to prevent money laundering and terrorist financing through correspondent accounts that U.S. financial institutions maintain on behalf of foreign banks. These regulations also require financial institutions to take reasonable steps to ensure that they are not providing banking services directly or indirectly to foreign shell banks. In addition, banks must have procedures to verify the identity of their customers.

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

FDIC Improvement Act of 1991

The FDICIA amended the Federal Deposit Insurance Act to require, among other things, federal bank regulatory authorities to take “prompt corrective action” with respect to banks which do not meet minimum capital requirements. FDICIA established five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC has adopted regulations to implement the prompt corrective action provisions of FDICIA.

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

At December 31, 2024, Merchants Bank was well capitalized, and also well capitalized with the Basel III capital conservation buffer, as defined by applicable regulations.

Capital Requirements and Basel III

Apart from the capital levels for insured depository institutions that were established by FDICIA for the prompt corrective action regime discussed above, the federal regulators have issued rules that impose minimum capital requirements on both insured depository institutions and their holding companies. Although the rules contain certain standards applicable only to large, internationally active banks, many of them apply to all banking organizations, including Merchants Bank. The institutions and companies subject to the rules are referred to collectively herein as “covered” banking organizations. By virtue of a provision in the Dodd-Frank Act known as the Collins Amendment, the requirements must be the same at both the institution level and the holding company level. The minimum capital rules have undergone several revisions over the years. The current requirements, which began to take effect in 2015, are based on the international Basel III capital framework. These requirements apply to all covered banking organizations (including us) with some requirements phasing in over time.

However, on November 21, 2017, the Federal Reserve, OCC, and FDIC finalized a joint proposal and adopted a final rule (the “Transitions Rule”) pursuant to which the current regulatory capital treatment then in place for servicing rights, certain temporary difference deferred tax assets, and significant investments in the capital of unconsolidated financial institutions was indefinitely extended in anticipation of a subsequent notice of proposed rulemaking by such regulators to simplify the regulatory capital treatment of such items (the “Simplification Rule”). The extension of the capital rules with respect to servicing rights was the only portion of the Transitions Rule that was material to the Company.

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

As of December 31, 2024, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or Merchants Bank’s category.

Deposit Insurance Fund and Financing Corporation Assessments

The DIF of the FDIC insures the deposits of Merchants Bank up to $250,000 per depositor, qualifying joint accounts, and certain other accounts. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The FDIC’s risk-based assessment system requires insured institutions to pay deposit insurance premiums based on the risk that each institution poses to the DIF. The rate is applied to the institution’s total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital).

In 2022, the FDIC adopted a final rule, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by two basis points, beginning in the first quarterly assessment period of 2023. The FDIC also concurrently maintained the DRR for the DIF at 2% for 2023. The increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum of 1.35% by the statutory deadline of September 30, 2028. The new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds 2% in order to support growth in the DIF in progressing toward the FDIC’s long-term goal of a 2% DRR. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2%, and again when it reaches 2.5%.

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

In December 2023, the FDIC also imposed a special assessment on banks with assets over $5 billion to replenish the DIF, which was depleted with the collapses of several banks in March 2023. Banks will be assessed a quarterly rate of 3.36 basis points for a projected total of eight quarters on uninsured deposits over $5 billion, subject to various adjustments. Merchants Bank has not been subject to this special assessment, as it has less than $5 billion in uninsured deposits.

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

Privacy and Cybersecurity

Merchants Bank is subject to numerous U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential customer information. These laws require banks to periodically disclose their privacy policies and practices regarding the sharing of such information and allow customers to opt out of sharing information with unaffiliated third parties under specific circumstances. They also impact a bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. Furthermore, banks are required to implement a comprehensive information security program, encompassing administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information.

To combat the ever-present cyber risks, the Company maintains a comprehensive ISP, which includes annual risk assessments, an Incident Response Plan, and a layered control environment meant to protect, detect, respond, and limit unauthorized or harmful actions across our IT environment. Standards over information security are Board-approved and various types of control testing is conducted throughout the year, by internal and external parties. Recommendations are implemented and reported to various committees. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all businesses and geographic locations.

Consumer Financial Services

The structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to oversee and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including Merchants Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over insured depository institutions and their holding companies that have more than $10 billion in assets for at least four consecutive quarters. Merchants Bank had four consecutive quarters with assets of more than $10 billion during each of 2023 and 2024.

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

Mortgage Origination

The CFPB’s “ability to repay” rule, among other things, requires lenders to consider a consumer’s ability to repay a mortgage loan before extending credit to the consumer, and limits prepayment penalties. The rule also establishes certain protections from liability for mortgage lenders with regard to the “qualified mortgages” they originate. This rule includes within the definition of a “qualified mortgage” a loan with a borrower debt-to-income ratio of less than or equal to 43% or, alternatively, a loan eligible for purchase by Fannie Mae or Freddie Mac while they operate under a GSE Patch, and loans eligible for insurance or guarantee by the FHA, VA or USDA. However, on December 10, 2020 the CFPB adopted a new final rule removing the 43% debt-to-income ratio and GSE Patch from the definition of a “qualified mortgage” and replacing it with an annual percentage rate limit, while still requiring the consideration of the debt-to-income ratio, which became effective for all loans applications after June 30, 2021. Additionally, a qualified mortgage may not: (i) contain excess upfront points and fees; (ii) have a term greater than 30 years; or (iii) include interest−only or negative amortization payments. The rule has not had a significant impact on our mortgage production operations since most of the loans Merchants Bank currently originates would constitute “qualified mortgages” under the rule, including under the revised definition that became effective on June 30, 2021.

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

Future Legislation and Executive Orders

In addition to the specific legislation described above, the administration may sign executive orders or memoranda that could directly impact the regulation of the banking industry. The current administration is considering reforms to certain GSEs, including ending the federal government’s conservatorship of Fannie Mae and Freddie Mac and is considering significant changes in the size and operation of the federal government, including reductions in certain agencies’ staffing levels and budgets. The orders and legislation may change banking statutes and our operating environment in substantial and unpredictable ways by increasing or decreasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance among banks, savings associations, credit unions, and other financial institutions.

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

Mortgage production, especially refinancing activity, declines in rising interest rate environments. Interest rates had been historically low in recent years, but the market has seen interest rate increases throughout 2023 and then a drop in mid-2024 before increasing again at the end of 2024. Moreover, if interest rates increase further, there can be no assurance that our mortgage production will continue at current levels. Because we sell a substantial portion of the mortgage loans we originate and purchase, the profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them at a gain in the secondary market. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market. If our level of mortgage production declines, the profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations. The Company also maintains a servicing rights asset for which changes in valuation serve as a natural hedge against the impact that rates have on production volume.

In addition, our ability to sell mortgage loans readily is dependent upon our ability to remain eligible for the programs offered by the agency, such as Fannie Mae, Freddie Mac, and Ginnie Mae, and other institutional and non-institutional investors. Any significant impairment of our eligibility with any of the agencies or significant change to the structure of or programs offered by those agencies could materially and adversely affect our operations. Further, the criteria for loans to be accepted under such programs may be changed from time to time by the sponsoring entity, which could result in a lower volume of corresponding loan originations. The profitability of participating in specific programs may vary depending on a number of factors, including our administrative costs of originating and purchasing qualifying loans and our costs of meeting such criteria.

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

If the federal government shuts down or otherwise fails to fully fund the federal budget, or makes material changes to the federal government’s budget or staffing, our multi-family FHA origination business could be adversely affected.

Disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time in recent years. Additionally, the current administration is considering significant changes in the size and operation of the federal government, including material reductions in certain agencies’ staffing levels and budgets. Federal governmental entities, such as HUD, that rely on funding from the federal budget, could be adversely affected in the event of a government shut-down, or a reduction of their staffing or budget, which could have a material adverse effect on our multi-family FHA origination business and our results of operations.

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

Our business and operations are sensitive to general business and economic conditions in the United States. If the national, regional or local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Additionally, our ability to assess the credit worthiness of our customers is made more complex by uncertain business and economic conditions. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, increases in nonperforming assets and foreclosures, lower home sales and commercial activity, and fluctuations in the multi-family FHA financing sector. Additionally, 2022 through 2024 had elevated levels of inflation and interest rates, with a modest decline in interest rates during mid-2024, before increasing again near the end of 2024. If these conditions persist, it could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.

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

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When loans are delinquent more than ninety days, classified as substandard, or when we take collateral in foreclosure and similar proceedings, we order an appraisal and mark the collateral to its then fair market value on an as-is basis, which may result in a loss. These nonperforming loans and other real estate owned also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

Our ACL-Loans may prove to be insufficient to absorb potential losses in our loan portfolio.

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

Although management believes that the ACL-Loans is adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for credit losses in the future to further supplement the ACL-Loans, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our ACL-Loans, and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.

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

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our clients. Our financial condition, results of operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.

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

If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2024, our goodwill totaled $8.0 million. While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.

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

Adoption of AI may present significant challenges relating to compliance risk, credit risk, reputation risk, and operational risk.

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

Certain of our directors and executive officers and their immediate families beneficially own approximately 57% of our outstanding shares of common stock which allows them the ability to substantially influence the outcome of matters requiring shareholder approval.

Messrs. Petrie and Rogers and their immediate families, collectively owned approximately 57% of our outstanding common stock as of December 31, 2024. Therefore Messrs. Petrie and Rogers, together with their immediate families, have the ability to substantially influence the outcome of matters submitted to our shareholders for approval, and this position may conflict with the interests of some or all of our other shareholders.

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

Our multi-family servicing rights assets typically have a ten-year call protection, but as interest rates decrease, the potential for prepayment increases and the fair market value of our servicing rights assets may decrease. Our ability to mitigate this decrease in value is largely dependent on our ability to refinance the loan and retain servicing rights. While we have previously been successful in our servicing retention, we may not be able to achieve the same level of retention in the future.

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

We face significant capital and other regulatory requirements as a financial institution. Although we raised significant funds through our October 2017 initial public offering, our secondary offering in May 2024, and through several preferred stock offerings between 2019 and 2024, we may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, we, on a consolidated basis, and Merchants Bank on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot provide assurances that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

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

At December 31, 2024 we had total assets of $18.8 billion. We expect to continue to exceed $10 billion in total assets in the future. Upon crossing that threshold, we became subject to increased regulatory scrutiny and expectations imposed by the Dodd-Frank Act. Compliance with the standards imposed by our regulators because of such scrutiny and expectations could increase our operational costs. Our regulators may also consider our compliance with their standards when examining our operations generally or considering any request for regulatory approval we may make.

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

Risk Management and Strategy

To combat the ever-present cyber risks, the Company maintains a comprehensive ISP, which includes continuous risk assessments, an Incident Response Plan, and a multilayered control environment meant to protect, detect, respond to, and limit unauthorized or harmful actions across our information environment. The control environment is based off industry leading recommendations, including the Center for Internet Security (CIS) Critical Security Controls and the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF). Our Information Security Officer (ISO) is primarily responsible for coordinating the various aspects of the ISP with cross-functional support teams across various teams within the Company.

Standards over information security are Board-approved and various types of control testing is conducted throughout the year, by internal and external parties. Recommendations are implemented and reported to various committees. These security and privacy policies and procedures, aimed at protecting personal and confidential information, are in effect across all businesses and geographic locations. Board-approved policies are in place to effectively mitigate risks linked to third-party service providers, encompassing factors such as availability, confidentiality, and governance and compliance. As part of this risk mitigation, the Company actively monitors vendors’ cybersecurity practices through periodic assessments and contractual security requirements. This ensures that vendors adhere to our security standards and promptly address emerging threats or vulnerabilities.

The Company employes a defense in depth posture, designed to safeguard information, prevent unauthorized access, detect, and respond to threats, and maintain the confidentiality, integrity, and availability of data. The ISP establishes controls across many domains including but not limited to: Information Security Governance, Inventory and Control of Enterprise Assets and Software, Data Protection, Secure Configuration of Enterprise Assets and Software, Account and Access Control Management, Continuous Vulnerability Management, Audit Log Management, Email and Web Browser Protections, Malware Defenses, Data Recovery, Network Infrastructure Management, Network Monitoring and Defense, Security Awareness and Skills Training, Service Provider Management, Application Software Security, Incident Response Management, and Penetration Testing.

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

However, it is difficult or impossible to defend against every risk being posed by evolving technologies as well as criminal intent on committing cyber-crime. Increasing sophistication of criminal organizations and advanced persistent threats makes staying ahead of new dangers difficult and could result in a security breach. Controls employed by our information technology department and cloud vendors could prove inadequate. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have an adverse effect on our business, financial condition, and results of operations. The Company has established conditions to quickly respond to a cyber incident, ensuring a resilient, information environment.

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

The Chief Administrative Officer is responsible for the appointment of the Information Security Officer. The Information Security Officer serves as the focal point for the information security program and is responsible and accountable for its implementation and monitoring, and management of the Information Security team. The current Information Security Officer has over a decade of experience in the cyber security field, including critical roles in security operations, security governance, risk, and compliance, and cyber threat intelligence. They have multiple industry leading certifications, including nine GIAC and CISSP from the ISC2 and a Master of Engineering in Cybersecurity Policy and Compliance.

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

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on the Nasdaq under the symbol “MBIN” on October 27, 2017. Prior to that date, there was no public market for our common stock. On February 24, 2025, the closing price of our common stock was $41.21. As of February 24, 2025, there were 45,850,904 shares of our common stock outstanding and 32 shareholders of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from December 31, 2019 through December 31, 2024. The graph compares our common stock with the Nasdaq Composite Index and the Nasdaq Bank Index. The graph assumes an investment of $100.00 in our common stock and each index on December 31, 2019 and reinvestment of all quarterly dividends. Measurement points are December 31, 2019 and the last trading day of each subsequent quarter through December 31, 2024. There is no assurance that our common stock performance will continue in the future with the same or similar results as shown in the graph.

Cumulative Total Return Performance
$350
$300
$250
$200
$150
$100
$50
Index Value
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Merchants Bancorp
Nasdaq Composite
Nasdaq Bank

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

Unregistered Sales and Repurchases of Equity Securities

None.

Item 6. Selected Financial Data.

	At or for the Year Ended December 31,
	2024	2023	2022	2021	2020

	(Dollars in thousands, except per share data)
Balance Sheet Data:
Total Assets	$18,805,732	$16,952,516	$12,615,227	$11,278,638	$9,645,375
Loans held for investment	10,438,388	10,199,553	7,470,872	5,782,663	5,535,426
Allowance for credit losses (1)	(84,386)	(71,752)	(44,014)	(31,344)	(27,500)
Loans held for sale	3,771,510	3,144,756	2,910,576	3,303,199	3,070,154
Deposits	11,919,976	14,061,460	10,071,345	8,982,613	7,408,066
Total liabilities	16,562,422	15,251,432	11,155,488	10,123,229	8,834,754
Total shareholders' equity	2,243,310	1,701,084	1,459,739	1,155,409	810,621
Tangible common shareholders' equity (non-GAAP)	1,563,102	1,184,889	943,100	775,708	579,847
Statement of Income Data:
Interest Income	$1,302,720	$1,077,798	$480,833	$311,886	$282,790
Interest Expense	780,100	629,727	162,282	33,892	58,644
Net interest income	522,620	448,071	318,551	277,994	224,146
Provision for credit losses	24,278	40,231	17,295	5,012	11,838
Noninterest income	148,112	114,668	125,936	157,333	127,473
Noninterest expense	223,812	174,601	136,050	125,385	96,424
Income before taxes	422,642	347,907	291,142	304,930	243,357
Provision for income taxes	102,256	68,673	71,421	77,826	62,824
Net income	320,386	279,234	219,721	227,104	180,533
Preferred stock dividends	34,909	34,670	25,983	20,873	14,473
Impact of preferred stock redemption	1,823	—	—	—	—
Net income available to common shareholders	$283,654	$244,564	$193,738	$206,231	$166,060
Credit Quality Data:
Nonperforming loans	$279,722	$82,015	$26,683	$761	$6,321
Nonperforming loans to total loans receivable	2.68%	0.80%	0.36%	0.01%	0.11%
Nonperforming assets	$287,931	$82,015	$26,683	$761	$6,321
Nonperforming assets to total assets	1.53%	0.48%	0.21%	0.01%	0.07%
Allowance for credit losses to total loans	0.81%	0.70%	0.59%	0.54%	0.50%
Allowance for credit losses to nonperforming loans	30.17%	87.49%	164.95%	4,118.79%	435.06%
Net charge-offs to average loans and loans held for sale	0.07%	0.08%	0.01%	0.01%	0.00%
Per Share Data (Common Stock):
Diluted earnings per share	$6.30	$5.64	$4.47	$4.76	$3.85
Dividends declared	$0.36	$0.32	$0.28	$0.24	$0.21
Tangible book value (non-GAAP)	$34.15	$27.40	$21.88	$17.96	$13.45
Weighted average shares outstanding
Basic	44,855,100	43,224,042	43,164,477	43,172,078	43,113,741
Diluted	45,004,786	43,345,799	43,316,904	43,325,303	43,167,113
Shares outstanding at period end	45,767,166	43,242,928	43,113,127	43,180,079	43,120,625
Performance Metrics:
Return on average assets	1.79%	1.85%	1.99%	2.23%	2.12%
Return on average equity	16.86%	17.63%	17.21%	22.07%	25.09%
Return on average tangible common equity (non-GAAP)	20.16%	22.92%	22.50%	30.10%	34.02%
Net interest margin	3.03%	3.06%	2.97%	2.79%	2.69%
Efficiency ratio (non-GAAP)	33.37%	31.03%	30.61%	28.80%	27.42%
Loans and loans held for sale to deposits	119.21%	94.90%	103.08%	101.15%	116.17%
Capital Ratios—Merchants Bancorp:
Tangible common equity to tangible assets (non-GAAP)	8.3%	7.0%	7.5%	6.9%	6.0%
Tier 1 common equity to risk-weighted assets	9.3%	7.8%	7.7%	n/a %	n/a %
Tier 1 leverage ratio/CBLR	12.1%	10.1%	11.7%	10.4%	8.6%
Tier 1 capital to risk-weighted assets	13.3%	11.1%	11.7%	n/a %	n/a %
Total capital to risk-weighted assets	13.9%	11.6%	12.2%	n/a %	n/a %
Capital Ratios—Merchants Bank Only:
Tier 1 common equity to risk-weighted assets	12.3%	10.9%	11.3%	n/a %	n/a %
Tier 1 capital to average assets	11.2%	10.1%	11.3%	10.3%	8.7%
Tier 1 capital to risk-weighted assets	12.3%	10.9%	11.3%	n/a %	n/a %
Total capital to risk-weighted assets	12.9%	11.5%	11.7%	n/a %	n/a %

(1)	The Company adopted FASB ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) on January 1, 2022. ASU 2016-13 replaces the allowance for loan losses that used incurred loss impairment methodology in 2021-2020 with an allowance based on expected losses.

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

The reconciliation from shareholders’ equity per GAAP to tangible common shareholders’ equity is comprised of goodwill and intangibles.

The reconciliation from consolidated assets per GAAP to tangible assets is comprised solely of consolidated assets less goodwill and intangibles.

The efficiency ratio represents noninterest expense divided by the sum of interest income, less provision for credit losses, and noninterest income.

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

A reconciliation of GAAP to non-GAAP financial measures is as follows:

	At December 31,
	2024	2023	2022	2021	2020

	(Dollars in thousands)
Tangible common shareholders’ equity:
Shareholders’ equity per GAAP	$2,243,310	$1,701,084	$1,459,739	$1,155,409	$810,621
Less: goodwill & intangibles	(8,073)	(16,587)	(17,031)	(17,552)	(18,128)
Tangible shareholders’ equity	2,235,237	1,684,497	1,442,708	1,137,857	792,493
Less: preferred stock	(672,135)	(499,608)	(499,608)	(362,149)	(212,646)
Tangible common shareholders’ equity	$1,563,102	$1,184,889	$943,100	$775,708	$579,847

Average tangible common shareholders’ equity:
Average shareholders’ equity per GAAP	$1,900,130	$1,583,485	$1,276,443	$1,028,834	$719,630
Less: average goodwill & intangibles	(8,697)	(16,801)	(17,293)	(17,841)	(18,899)
Less: average preferred stock	(484,391)	(499,608)	(398,182)	(325,904)	(212,646)
Average tangible common shareholders’ equity	$1,407,042	$1,067,076	$860,968	$685,089	$488,085

Tangible assets:
Assets per GAAP	$18,805,732	$16,952,516	$12,615,227	$11,278,638	$9,645,375
Less: goodwill & intangibles	(8,073)	(16,587)	(17,031)	(17,552)	(18,128)
Tangible assets	$18,797,659	$16,935,929	$12,598,196	$11,261,086	$9,627,247

Ending Common Shares	45,767,166	43,242,928	43,113,127	43,180,079	43,120,625

Tangible book value per common share	$34.15	$27.40	$21.88	$17.96	$13.45

Return on average tangible common equity	20.16%	22.92%	22.50%	30.10%	34.02%

Tangible common equity to tangible assets	8.3%	7.0%	7.5%	6.9%	6.0%

	For the Year Ended
	December 31,
	2024	2023	2022	2021	2020
Net income as reported per GAAP	$320,386	$279,234	$219,721	$227,104	$180,533
Less: preferred stock dividends	(34,909)	(34,670)	(25,983)	(20,873)	(14,473)
Less: impact of preferred stock redemption	(1,823)	—	—	—	—
Net income available to common shareholders	$283,654	$244,564	$193,738	$206,231	$166,060

Efficiency ratio (based on all GAAP metrics):
Noninterest expense	$223,812	$174,601	$136,050	$125,385	$96,424
Net interest income (before provision for credit losses)	522,620	448,071	318,551	277,994	224,146
Noninterest income	148,112	114,668	125,936	157,333	127,473
Total revenues for efficiency ratio	$670,732	$562,739	$444,487	$435,327	$351,619
Efficiency ratio	33.37%	31.03%	30.61%	28.80%	27.42%

Item 7. Management’s Discussion and Analysis of Financial Condition and the Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the accompanying notes included elsewhere in this report.

Discussion and Analysis of the Company’s financial condition and the results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 is contained in Item 7 of Form 10-K for the year ended December 31, 2023 filed with the SEC on March 12, 2024.

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

Financial Highlights for the Year Ended December 31, 2024

●	Net income of $320.4 million increased $41.2 million, or 15%, compared to December 31, 2023.
●	Diluted earnings per share of $6.30 increased 12% compared to December 31, 2023.
●	The $41.2 million, or 15% increase in net income compared to the year ended December 31, 2023 was primarily driven by a $74.5 million, or 17%, increase in net interest income, a $33.4 million, or 29% increase in noninterest income, and a $16.0 million, or 40%, decrease in provision for credit losses that was partially offset by a $49.2 million, or 28% increase in noninterest expense and a $33.6 million increase in provision for income taxes.
●	Tangible book value per common share of $34.15 increased 25% compared to $27.40 at December 31, 2023.
●	Total assets of $18.8 billion increased $1.9 billion, or 11%, compared to December 31, 2023.
●	Loans receivable of $10.4 billion, net of allowance for credit losses on loans, increased $226.2 million, or 2%, compared to December 31, 2023.
●	As of December 31, 2024, approximately 94% of loans reprice within three months, which reduces the risk of market rate increases.
●	Efficiency ratio of 33.37% increased 234 basis points compared to 31.03% at December 31, 2023.

●	As of December 31, 2024, the Company had $4.3 billion in unused borrowing capacity with the Federal Home Loan Bank and the Federal Reserve Discount window, based on available collateral, compared to $6.0 billion at December 31, 2023.
●	In January 2024, the Company sold its Illinois branches and merged the remaining charter of FMBI into Merchants Bank.
●	In March 2024, the Company executed a credit default swap on a $543.5 million pool of its multi-family mortgage loans, to provide credit protection for the loan pool and reduce risk-based capital requirements.
●	In April 2024, the Company redeemed all outstanding shares of the Series A Preferred Stock for $52.0 million at the liquidation preference of $25.00 per share.
●	In April 2024, the Company completed a $324.6 million securitization of 13 multi-family mortgage loans through a Freddie Mac-sponsored Q-Series transaction.
●	In May 2024, the Company completed a common stock offering of 2.4 million shares, resulting in net proceeds of $97.7 million.
●	In September 2024, the Company sold $628.9 million of healthcare bridge loans into a private securitization via a real estate mortgage investment conduit (REMIC). As part of the transaction, the Company retained a $535.0 million senior investment security that is classified as held to maturity and carries a lower capital requirement than the bridge loans.
●	In November 2024, the Company completed a 7.625% Series E Preferred Stock offering resulting in net proceeds of $222.7 million, net of $7.3 million in offering costs.
●	In December 2024, the Company executed a credit default swap on a $1.2 billion pool of warehouse loans, to provide credit protection for the loan pool and reduce risk-based capital requirements.
●	Our LIHTC syndications business raised $1.1 billion in equity, closing six new multi-investor and proprietary funds during 2024. A total of $2.1 billion in equity has been raised since its inception in 2020.
●	The volume of warehouse loans funded during the year ended December 31, 2024, amounted to $45.6 billion, an increase of $12.6 billion, or 38%, compared to the same period in 2023. This compared to the 9% industry increase in single-family residential loan volumes from the year ended December 31, 2024 to the same period in 2023, according to an estimate of industry volume by the Mortgage Bankers Association.
●	The total volume of loans originated and acquired through our multi-family business was $6.2 billion and unchanged compared to the year ended December 31, 2023. Many of these loans are bridge loans housed in our Banking segment while borrowers await conversion to permanent financing. The volume of bridge loans was $1.9 billion, a decrease of $1.1 billion, or 36%, compared to $3.0 billion for the year ended December 31, 2023. The volume of loans originated and acquired for sale in the secondary market was $2.5 billion, an increase of $562.8 million, or 29%, compared to $2.0 billion for the year ended December 31, 2023.

Company and Business Segment Overview

We are a diversified bank holding company headquartered in Carmel, Indiana and registered under the Bank Holding Company Act of 1956, as amended. We currently operate in multiple business segments, including Multi-family Mortgage Banking that offers multi-family housing and healthcare facility financing and servicing, as well as syndicated low-income housing tax credit and debt funds; Mortgage Warehousing that offers mortgage warehouse financing, commercial loans, and deposit services; and Banking that offers portfolio lending for multi-family and healthcare facility loans, retail and correspondent residential mortgage banking, agricultural lending, SBA lending, and traditional community banking.

Our business consists of funding low risk, multi-family, residential, and SBA loans meeting underwriting standards of government programs under an originate to sell model, and retaining adjustable-rate loans as held for investment to reduce interest rate risk. The gain on sale of these loans and servicing fees contribute to noninterest income. The funding source is primarily from mortgage custodial, municipal, retail, commercial, brokered deposits, and short-term borrowing. We believe that the combination of net interest income and noninterest income from the sale of low risk profile assets results in lower than industry charge-offs and a lower expense base, which serves to maximize net income and higher than industry shareholder return.

See “Company Overview and Our Business Segments,” in Item 1 “Business”, “Operating Segment Analysis for the Years Ended December 31, 2024 and 2023” in Item 7 “Management’s Discussion and Analysis of Financial Condition and the Results of Operations”, and “Segment Information,” in Note 23: Segment Information for further information about our segments.

Primary Factors We Use to Evaluate Our Business

As a financial institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the comparative levels and trends of the line items on our consolidated balance sheets and statements of income, as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our own historical performance, our budgeted performance, and the financial condition and performance of comparable financial institutions in our region.

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

Gain on sale of loans includes placement and origination fees, capitalized servicing rights, trading gains and losses, gains and losses on certain derivatives and other related income. Loan servicing fees are collected as payments are received for loans in the servicing portfolio and reduced by amortization on servicing rights. Fair value adjustments to the value of servicing rights are also included in noninterest income. Mortgage warehouse fees are accrued at the time of funding. Syndication fee income is recognized at the point in time when investor equity capital is obtained primarily to acquire qualifying investments in LIHTC projects for its funds. Related asset management fees for syndicated LIHTC or debt funds are recognized over time. Other noninterest income includes the recognition and changes in value to protective derivatives associated with certain investment securities, as well as income earned on joint ventures.

Noninterest expense. Noninterest expense includes, among other things: (a) salaries and employee benefits, including commissions; (b) loan origination and servicing expenses; (c) occupancy and equipment expense; (d) professional fees; (e) FDIC insurance expense; (f) technology expense; (g) credit risk transfer premium expense; and (h) other general and administrative expenses.

Salaries and employee benefits includes commissions, other compensation, employee benefits, and employer tax expenses for our personnel.

Loan origination and servicing expenses include third party processing for financing activities and loan-related origination expenses. Occupancy expense includes depreciation expense on our owned properties, lease expense on our leased properties and other occupancy-related expenses. Equipment expense includes furniture, fixtures and equipment related expenses. Professional fees include legal, accounting, consulting and other outsourcing arrangements. FDIC insurance expense represents the assessments that we pay to the FDIC for deposit insurance. Technology expense includes data processing fees paid to our third-party data processing system provider, cybersecurity fees, and other data service providers. Credit risk transfer premium expense includes premiums paid for our credit default swap arrangements. Other general and administrative expenses include expenses associated with servicing expense, advertising, marketing, travel, meals, training, supplies, and postage, among other miscellaneous expenses.

Noninterest expenses generally increase as we grow our business. Noninterest expenses have increased significantly over the past few years as we have grown organically, and as we have built out and modernized our operational infrastructure and implemented our plan to build an efficient, technology-driven mortgage banking operation with significant operational capacity for growth.

Return on Average Equity.  Return on average equity is the measure of annual net income divided by the value of our total shareholders’ equity, expressed as a percentage.  It reflects how efficiently equity investments are turned into profits.  Changes in profitability and the ability to effectively manage levels of capital can influence this measure.  The higher the ratio, the more profitable our Company becomes.

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

Asset Quality. We manage the diversification and quality of our assets based upon factors that include: (a) the level, distribution, severity and trend of problem, classified, delinquent, nonaccrual, nonperforming and restructured assets; (b) the adequacy of our ACL-Loans; (c) the diversification and quality of loan and investment portfolios; (d) the extent of counterparty risks; (e) credit risk concentrations; (f) the liquidity of our assets; and (g) other factors.

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

In response to rising inflation during 2022-2023, the Federal Reserve aggressively increased the federal funds rate. Starting from near-zero levels in early 2022, the rate was raised multiple times, reaching 5.33% by the end of 2023. This was the highest level since January 2008 and was aimed at curbing inflationary pressures. The 10-year Treasury yield, which is a key benchmark for mortgage rates, also saw significant increases. It rose from around 1.5% at the beginning of 2022 to approximately 3.88% by the end of 2023. This increase was driven by expectations of higher inflation and the Federal Reserve’s rate hikes. The 30-year mortgage rate followed a similar trend, rising sharply in response to the Federal Reserve’s rate hikes. It peaked at over 7% in 2022, the highest level since 2002, and remained elevated throughout 2023. The higher interest rates during this period significantly reduced mortgage affordability and refinancing activity, leading to a decline in mortgage volumes across the industry.

During 2024, the Federal Reserve began to cut interest rates and by the end of 2024, the federal funds rate had been reduced to around 4.33%. Following suit, the 30-year mortgage rate began to decline and by the end of 2024, it had fallen to approximately 6.85%. The rate cuts in 2024 began to revive the mortgage market. Lower mortgage rates improved affordability and spurred a resurgence in mortgage volumes, particularly in refinancing activity. Conversely, the 10-year Treasury yield had begun to decline, but in late-2024 began to rise on inflation expectations and strong economic growth. By the end of 2024, it had reached 4.58%. The broader economic environment in 2024 was characterized by strong economic growth, moderating inflation, and robust corporate earnings, which further supported the recovery in mortgage volumes.

Supporting this expectation are industry forecasts from the Mortgage Bankers Association, which has forecasted a 16% increase in single-family residential mortgage volume, to $2.055 trillion for 2025, from $1.779 trillion in 2024, and an increase of 15%, to $2.369 trillion in 2026, followed by an increase to $2.455 trillion for 2027. The higher rate environment has also slowed multi-family permanent, agency-eligible loan originations and sales to the secondary market, but improved by late 2024.

Regulatory Environment. We believe an important trend affecting community banks in the United States over the foreseeable future will be related to heightened regulatory capital requirements, regulatory burdens generally, and interest margin compression. We expect that troubled community banks could face significant challenges when attempting to raise capital. We also believe that heightened regulatory capital requirements will make it more difficult for even well-capitalized, healthy community banks to grow in their communities by taking advantage of opportunities in their markets that result as the economy improves. We believe these trends will favor community banks that have sufficient capital, a diversified business model and a strong deposit franchise.

ACL-Loans. One of our key operating objectives has been, and continues to be, maintenance of an appropriate level of ACL-Loans in our loan portfolio. The provision for credit losses recorded in prior years was primarily due to growth in our loan portfolio, as our historical loss rates remained very low. As we anticipate that our loan portfolio overall will continue to grow in 2025, we could expect the provision to increase, but could also be influenced by any changes to problem loans in our portfolio or the loan type mix within the portfolio. It could also be influenced by external market factors, such as interest rates and the economic environment. Additional details are provided in the ACL-Loans portion of the Comparison of Financial Condition at December 31, 2024 and December 31, 2023. Because there could be unforeseen future losses, the Company continues to monitor the situation and may need to adjust future expectations as developments occur.

Issuance and Redemption of Preferred Stock. On September 27, 2022, the Company issued 5,200,000 depositary shares, each representing a 1/40th interest in a share of its 8.25% Fixed Rate Reset Series D Non-Cumulative Perpetual Preferred Stock, without par value, and with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). The aggregate gross offering proceeds for the shares issued by the Company was $130.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $4.6 million paid to third parties, the Company received total net proceeds of $125.4 million. On September 30, 2022, the Company issued an additional 500,000 depositary shares of Series D Preferred Stock to the underwriters related to their exercise of an option to purchase additional shares under the associated underwriting agreement, resulting in an additional $12.1 million in net proceeds, after deducting $0.4 million in underwriting discounts.

On April 1, 2024, the Company redeemed all outstanding shares of the 7.00% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock at a price equal to the liquidation preference of $25 per share, or $52.0 million, using cash on hand.

As of October 1, 2024, the dividends on the Series B Preferred Stock started to accrue at a floating rate of 3-month SOFR plus 4.831% and were to reset quarterly. The rate was 9.42% for the three months ended December 31, 2024. See “Capital Resources” section of “Liquidity”, later in this Item 7 for more information.

On November 25, 2024, the Company issued 9,200,000 depositary shares, each representing a 1/40th interest in a share of its 7.625% Fixed Rate Reset Series E Non-Cumulative Perpetual Preferred Stock, without par value, and with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). The aggregate gross offering proceeds for the shares issued by the Company was $230.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $7.3 million paid to third parties, the Company received total net proceeds of $222.7 million.

On January 2, 2025, the Company redeemed all outstanding shares of the 6.00% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock at a price equal to the liquidation preference of $1,000 per share (equivalent to $25 per depositary share), or $125.0 million, using cash on hand.

Issuance of Common Stock. On May 16, 2024, the Company completed a common stock offering of 2.4 million shares, resulting in net proceeds of $97.7 million.

Credit Risk Transfers, Loan Sales and Securitizations. Growth in the loan origination pipeline has prompted the Company to seek additional avenues to effectively manage regulatory capital levels and reduce credit risk, in addition to issuing preferred and common stock. Accordingly, we have completed several loan sale and securitization transactions, as well as credit default swaps and credit linked notes. In doing so, the Company has been able to effectively reduce its risk-weighted assets and maintain well-capitalized capital ratios. Also see Note 5: Loans and Allowance for Credit Losses on Loans.

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

Comparison of Operating Results for the Years Ended December 31, 2024 and 2023

General. Net income of $320.4 million for the year ended December 31, 2024 increased by $41.2 million, or 15%, compared to net income of $279.2 million for the year ended December 31, 2023. The increase was primarily driven by a $74.5 million, or 17%, increase in net interest income, a $33.4 million, or 29%, increase in noninterest income, as well as $16.0 million, or 40%, decrease in provision for credit losses. The increases to net income were partially offset by a $49.2 million or 28%, increase in noninterest expense.

Net Interest Income. Net interest income of $522.6 million for the year ended December 31, 2024 increased $74.5 million, or 17%, compared to $448.1 million for the year ended December 31, 2023. The 17% increase reflected a $224.9 million, or 21% increase in interest income from higher average balances and yields on loans and loans held for sale, and higher average balances of securities held to maturity, as well as higher yields and average balances on securities available for sale. These increases were partially offset by a $150.4 million, or 24%, increase in interest expense primarily due to higher average balances on borrowings, as well as higher average balances and rates on certificates of deposit and interest-bearing checking.

The interest rate spread of 2.47% for the year ended December 31, 2024, decreased 4 basis points compared to 2.51% for the year ended December 31, 2023. Our net interest margin decreased 3 basis points, to 3.03%, for the year ended December 31, 2024 from 3.06% for the year ended December 31, 2023.

Interest Income. Interest income of $1.3 billion for the year ended December 31, 2024 increased $224.9 million, or 21%, compared to $1.1 billion for the year ended December 31, 2023. This increase was primarily attributable to higher average balances and yields on loans and loans held for sale, and higher average balances of securities held to maturity, as well as higher yields and average balances on securities available for sale. The higher yields were in response to higher interest rates set by the Federal Reserve.

Interest income of $1.1 billion for loans and loans held for sale increased $153.7 million, or 16%, during 2024. The average balance of loans, including loans held for sale, during the year ended December 31, 2024 increased $1.8 billion, or 14%, to $14.2 billion compared to $12.4 billion for the year ended December 31, 2023. The average yield on loans increased 12 basis points, to 7.85% for the year ended December 31, 2024, compared to 7.73% for the year ended December 31, 2023. The increase in average balances of loans and loans held for sale was primarily due to increases in the mortgage warehouse and multi-family portfolios, partially offset by a decrease in the healthcare portfolio associated with a sale of loans as part of a securitization transaction. The higher average yield reflected the impact of the Federal Reserve increase in market rates.

Interest income of $90.1 million for securities held to maturity increased $20.1 million, or 29%, during 2024. The average balance of securities held to maturity, during the year ended December 31, 2024 increased $240.2 million, to $1.3 billion compared to $1.1 billion for the year ended December 31, 2023. The average yield on securities held to maturity increased 35 basis points, to 6.73 % for the year ended December 31, 2024, compared to 6.38% for the year ended December 31, 2023. The increase in average balance of securities held to maturity was primarily related to held to maturity securities acquired as part of loan securitizations that the Company originated.

Interest income of $57.5 million on securities available for sale increased $35.9 million, or 166%, during 2024. The average balance of securities available for sale increased $406.6 million, or 65%, to $1.0 billion for the year ended December 31, 2024, from $623.7 million for the year ended December 31, 2023. The average yield increased 211 basis points, to 5.58% for the year ended December 31, 2024, compared to 3.47% for the year ended December 31, 2023. The increase in average yield reflects the acquisition of a private label security from a warehouse customer as part of a securitization in December 2023. The increase in average balances of securities available for sale was primarily associated with the acquisition of certain securities from a warehouse customer that provide protective put options and interest rate floor derivatives to prevent losses in value.

Interest income of $27.3 million on interest-earning deposits and other interest or dividends increased $13.5 million, or 97%, during 2024. The average balance of interest-earning deposits and other increased $201.7 million, or 84%, to $442.4 million for the year ended December 31, 2024, from $240.8 million for the year ended December 31, 2023. The average yield increased 43 basis points, to 6.17% for the year ended December 31, 2024, compared to 5.74% for the year ended December 31, 2023. The increase in average balances reflected higher dividends associated with the purchase of additional shares of FHLB stock and the purchase of other equity securities.

Interest income of $14.5 million for mortgage loans in process or securitization increased $1.8 million, or 15%, during 2024. The average balance of mortgage loans in process of securitization increased $16.8 million, or 7%, to $274.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The average yield increased 37 basis points, to 5.28% for the year ended December 31, 2024, compared to 4.91% for the year ended December 31, 2023. The increase in average balances was primarily due to a higher origination volume of loans pending settlement for sale on the secondary market.

Interest Expense. Total interest expense of $780.1 million for the year ended December 31, 2024 increased $150.4 million or 24%, compared to $629.7 million for the year ended December 31, 2023.

Interest expense on deposits increased $83.1 million, or 14%, to $660.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to higher average balances and rates on certificates of deposit and higher average balances on interest-bearing checking accounts. The higher rates on our deposits were primarily due to the change in market rates.

Interest expense of $285.9 million for certificate of deposit accounts increased $52.8 million during 2024. The average balance of certificates of deposit of $5.3 billion for the year ended December 31, 2024 increased $751.0 million, or 16%, compared to $4.6 billion for the year ended December 31, 2023. The average rate on certificates of deposit was 5.35% for the year ended December 31, 2024, which was a 27 basis point increase compared to 5.08% for year ended

December 31, 2023. The increase in certificates of deposit is in part due to the implementation of our new online account opening system which has made it more efficient for existing customers to open accounts as well as broaden our customer base to reach new markets.

Interest expense of $240.2 million for interest-bearing checking accounts increased $23.7 million during 2024. The average balance of interest-bearing checking accounts of $5.2 billion for the year ended December 31, 2024 increased $505.2 million, or 11%, compared to $4.7 billion for the year ended December 31, 2023. The average yield of interest-bearing checking accounts was 4.60% for the year ended December 31, 2024, which was a 1 basis point increase compared to 4.59% for year ended December 31, 2023.

Interest expense of $134.0 million for money market accounts increased $7.6 million during 2024. The average balance of money market accounts of $2.8 billion for the year ended December 31, 2024 increased $40.4 million, or 1%, compared to the year ended December 31, 2023. The average yield of money market accounts was 4.71% for the year ended December 31, 2024, which was a 20 basis point increase compared to 4.51% for year ended December 31, 2023.

Interest expense on borrowings increased $67.2 million, or 128%, to $119.7 million for the year ended December 31, 2024 from $52.5 million for the year ended December 31, 2023. The increase in interest was primarily due to an increase of $1.2 billion, or 192%, in the average balance of borrowings of $1.8 billion compared to $627.5 million for the year ended December 31, 2023. The higher level of collateralized borrowing, largely from the FHLB, was primarily due to it being a more cost-effective funding option than utilizing brokered deposits. There was a 184 basis point decrease in the average cost of borrowings to 6.53%, compared to 8.37% for the year ended December 31, 2023.

Included in interest expense on borrowings, our warehouse structured financing agreements provide for additional interest payments for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 6.25% and 8.36%, to an effective rate of 6.53% and 8.37% for the year ended December 31, 2024 and 2023, respectively.

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

	Year Ended December 31,
	2024			2023
			Average			Average
	Average	Interest	Yield /	Average	Interest	Yield /
	Balance(1)	Inc / Exp	Rate	Balance(1)	Inc / Exp	Rate

	(Dollars in thousands)
Assets:
Interest-earning deposits, and other interest or dividends	$442,426	$27,280	6.17%	$240,758	$13,828	5.74%
Securities available for sale	1,030,254	57,480	5.58%	623,678	21,621	3.47%
Securities held to maturity	1,337,581	90,075	6.73%	1,097,414	69,983	6.38%
Mortgage loans in process of securitization	274,439	14,488	5.28%	257,683	12,652	4.91%
Loans and loans held for sale	14,184,363	1,113,397	7.85%	12,420,869	959,714	7.73%
Total interest-earning assets	17,269,063	1,302,720	7.54%	14,640,402	1,077,798	7.36%
Allowance for credit losses on loans	(78,764)			(57,617)
Noninterest-earning assets	670,488			495,605
Total assets	$17,860,787			$15,078,390
Liabilities/Equity:
Interest-bearing checking	$5,222,451	240,200	4.60%	$4,717,300	216,484	4.59%
Savings deposits	159,430	270	0.17%	239,509	1,251	0.52%
Money market	2,845,728	133,996	4.71%	2,805,284	126,422	4.51%
Certificates of deposit	5,340,340	285,891	5.35%	4,589,312	233,053	5.08%
Total interest-bearing deposits	13,567,949	660,357	4.87%	12,351,405	577,210	4.67%
Borrowings	1,833,722	119,743	6.53%	627,516	52,517	8.37%
Total interest-bearing liabilities	15,401,671	780,100	5.07%	12,978,921	629,727	4.85%
Noninterest-bearing deposits	335,954			337,723
Noninterest-bearing liabilities	223,032			178,261
Total liabilities	15,960,657			13,494,905
Equity	1,900,130			1,583,485
Total liabilities and equity	$17,860,787			$15,078,390
Net interest income
Interest rate spread(2)			2.47%			2.51%
Net interest-earning assets	$1,867,392			$1,661,481
Net interest margin(3)		$522,620	3.03%		$448,071	3.06%
Average interest-earning assets to average interest-bearing liabilities			112.12%			112.80%
(1)	Average balances are average daily balances.
(2)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(3)	Represents net interest income (annualized) divided by total average earning assets.

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

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Year ended December 31, 2024
	Compared to Year ended
	December 31, 2023
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(In thousands)
Interest income
Interest-earning deposits, and other interest or dividends	$11,583	$1,869	$13,452
Securities available for sale	14,095	21,764	35,859
Securities held to maturity	15,316	4,776	20,092
Mortgage loans in process of securitization	823	1,013	1,836
Loans and loans held for sale	136,259	17,424	153,683
Total interest income	178,076	46,846	224,922
Interest expense
Deposits
Interest-bearing checking	23,182	534	23,716
Savings deposits	(418)	(563)	(981)
Money market deposits	1,823	5,751	7,574
Certificates of deposit	38,138	14,700	52,838
Total Deposits	62,725	20,422	83,147
Borrowings	100,948	(33,722)	67,226
Total interest expense	163,673	(13,300)	150,373
Net interest income	$14,403	$60,146	$74,549

Provision for Credit Losses. We recorded a total provision for credit losses of $24.3 million for the year ended December 31, 2024, a decrease of $16.0 million, compared to the year ended December 31, 2023.

The $24.3 million total provision for credit losses consisted of $23.7 million for the ACL-Loans, $2.2 million for the ACL-OBCEs, net of $1.0 million for the ACL-Guarantees for the release of reserves related to a loan securitization and $0.6 million for the release of FMBI’s ACL-Loans for loans sold.

The ACL-Loans was $84.4 million, or 0.81% of loans receivable at December 31, 2024, compared to $71.8 million, or 0.70% of loans receivable at December 31, 2023. The higher ACL-Loans reflected increases associated with specific reserves, loan growth, and adjustments to qualitative loss factors that were partially offset by charge-offs. Additional details are provided in the ACL-Loans portion of the Comparison of Financial Condition at December 31, 2024 and 2023, and in Note 1: Nature of Operations and Significant Accounting Policies and Note 5: Loans and Allowance for Credit Losses.

Noninterest Income. Noninterest income of $148.1 million for the year ended December 31, 2024 increased $33.4 million, or 29%, compared to $114.7 million for the year ended December 31, 2023. The increase was primarily due to higher gain on sale, increased loan servicing fees, and higher syndication and asset management fees. The increases were partially offset by a decrease in other noninterest income.

Gain on sale of loans of $62.3 million for the year ended December 31, 2024 increased $14.1 million, or 29%, compared to $48.2 million for the year ended December 31, 2023. The increase in gain on sale of loans reflects the successful execution of the Company’s strategy to grow the business segment and to increase non-interest income.

A summary of the gain on sale of loans for the years ended December 31, 2024 and 2023 is below:

	Gain on Sale of Loans
	For the Years Ended
	December 31,
	2024	2023
Loan Type:	(In thousands)
Multi-family	$56,834	$42,979
Single-family	1,907	1,247
Small Business Administration (SBA)	3,534	3,957
Total	$62,275	$48,183

Loan servicing fees of $43.7 million for the year ended December 31, 2024 increased $17.5 million, or 67%, compared to $26.2 million for the year ended December 31, 2023. Loan servicing fees included a $22.7 million positive adjustment to the fair value of servicing rights for the year ended December 31, 2024, compared to a $4.6 million positive adjustment to the fair value of servicing rights for the year ended December 31, 2023.

Syndication and asset management fees of $19.7 million for the year ended December 31, 2024 increased $7.3 million, or 59%, for the year ended December 31, 2024 compared to $12.4 million the year ended December 31, 2023. The increase was attributable to the additional $1.1 billion in equity raised by our LIHTC syndication platform during 2024.

Other noninterest income of $17.0 million for the year ended December 31, 2024 decreased $3.2 million, or 16%, compared to the year ended December 31, 2023. Other noninterest income included a $2.5 million negative adjustment to the fair value of floor derivatives for the year ended December 31, 2024 compared to a $6.6 million positive fair value adjustment for the year ended December 31, 2023. The floor derivatives are associated with arrangements whereby there is a guaranteed minimum interest rate the Company will receive on certain assets bearing variable interest rates. The change in value was driven largely by the change in market interest rates during the period. Also included in other noninterest income were changes in fair value on certain securities available for sale that the Company elected to account for under the fair value option, with changes in fair value reflected in earnings. The Company also has put options associated with these securities that provide protection against any change in value. By design, the fair value adjustments of the securities and the put options should be substantially equal and offsetting. For the year ended December 31, 2024 there was a $17.9 million negative fair value adjustment on the securities that were offset by a $17.9 million positive fair value adjustment on the put options, hence having no net gain or loss recognized. Also see Note 3: Investment Securities, Note 15: Derivative Financial Instruments, and Note 16: Disclosures about Fair Value of Assets and Liabilities.

Noninterest Expense. Noninterest expense of $223.8 million for the year ended December 31, 2024 increased $49.2 million, or 28%, compared to $174.6 million for the year ended December 31, 2023. The increase was due primarily to a $22.5 million, or 21%, increase in salaries and employee benefits associated with higher commissions on higher production volume and to support business growth, a $12.6 million, or 93% increase in FDIC deposit insurance expenses that reflected the transition in classification to a large bank exceeding $10 billion in assets, an increase in criticized loans, and the growth in assets that increased our base assessment. Also contributing to the increase was a $6.3 million increase in credit risk transfer premium expense associated with ongoing credit default swaps that were executed in March and December 2024.

The efficiency ratio was at 33.37% for the year ended December 31, 2024, compared with 31.03% for the year ended December 31, 2023.

Income Taxes. Provision for income tax of $102.3 million for the year ended December 31, 2024 increased $33.6 million, or 49%, compared to $68.7 million for the year ended December 31, 2023. The increase was primarily due to a $12.2 million tax benefit recorded in 2023 related to tax refunds and changes to state apportionment calculations, as well as higher pre-tax income. The effective tax rate was 24.2% for the year ended December 31, 2024 and 19.7% for the year ended December 31, 2023.

Asset Quality

Although there has been an increase in adversely classified loans, asset values remain strong overall and loans are well-collateralized. Loans are underwritten to strict agency guidelines. We continually strive to strengthen our various levels of credit and risk management.

Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $279.7 million, or 2.68% of total loans receivable, at December 31, 2024, compared to $82.0 million, or 0.80% of total loans receivable, at December 31, 2023. The increase in nonperforming loans compared to both periods was driven by multi-family and healthcare customers with delinquent payments on variable rate loans that have required higher payments largely due to elevated interest rates since origination. The increase was also attributable to the financial deterioration of a few sponsors. Credit quality is expected to improve with the recent reduction in interest rates. After six months of consecutive loan performance, the loans are placed back on accrual status.

As a percentage of nonperforming loans, the ACL-Loans was 30% at December 31, 2024 compared to 87% at December 31, 2023. The decrease in percentage compared to both periods was due to an increase in nonperforming loans, substantially all of which have been individually evaluated for impairment.

In addition to elevated reserves for credit losses on loans compared to December 2023, the Company has been making additional efforts to reduce its credit risk through loan sale and securitization activities since 2019. In April of 2023, as well as March and December of 2024, the Company strategically executed credit protection arrangements through a credit linked note and credit default swaps, totaling $2.9 billion in loans on the closing date, to reduce risk of losses, with incremental coverage ranging from 13-14% of the unpaid principal balances for each arrangement. These loans have credit protection and also have an allowance for credit losses. As of December 31, 2024, the balance of loans in credit protection arrangements was $2.3 billion, compared to $934.6 million as of December 31, 2023.

Total loans greater than 30 days past due were $292.3 million at December 31, 2024 compared to $183.5 million at December 31, 2023. The increase in delinquent loans compared to both periods was primarily driven by multi-family customers with delinquent payments on variable rate loans that have required higher payments due to interest rates remaining at elevated levels.

Loans classified as Special Mention totaled $380.0 million at December 31, 2024 compared to $191.3 million at December 31, 2023. The increase was primarily due to the increase in interest rates for our borrowers and the related levels of net operating income on certain properties in the multi-family and healthcare financing loan portfolios.

Loans classified as Substandard loans totaled $317.3 million at December 31, 2024 compared to $128.6 million at December 31, 2023. The increase was primarily due to the increase in interest rates for our borrowers and the related levels of net operating income on certain properties in the multi-family financing loan portfolio. Substantially all substandard loans as of December 31, 2024 have been evaluated for impairment and these loans have specific reserves of $23.4 million. Although there has been an increase in adversely classified loans, underlying asset values remain strong overall and loans are well-collateralized.

For the year ended December 31, 2024, there were $10.6 million of charge offs primarily related to four customers and $136,000 of recoveries compared to $9.8 million of charge offs and $41,000 of recoveries during the year ended December 31, 2023.

The percentage of commercial real estate loans as a percentage of total Tier I risk-based capital, including the ACL-Loans, has decreased from 455% to 348% for the years ended December 31, 2023 and 2024, respectively.

Operating Segment Analysis for the Years Ended December 31, 2024 and 2023

We operate in three primary segments: Multi-family Mortgage Banking, Mortgage Warehousing, and Banking, as discussed in “Our Business Segments” of Item 1 and Note 23: Segment Information. The reportable segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company.

Our segment financial information was compiled utilizing the policies described in Note 1: Nature of Operations and Summary of Significant Accounting Policies, and Note 23: Segment Information, included elsewhere in this report. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. Transactions between segments consist primarily of borrowed funds and overhead expense sharing. Intersegment interest expense is allocated to the Mortgage Warehousing and Banking segments based on Merchants Bank’s cost of funds. The provision for credit losses is allocated based on information included in our ACL-Loans analysis and specific loan data for each segment.

Our segments diversify the net income of Merchants Bank and provide synergies across the segments. Strategic opportunities come from MCC and MCS, where loans are funded by the Banking segment and the Banking segment provides Ginnie Mae custodial services to MCC and MCS. Low-income tax credit syndication and debt fund offerings complement the lending activities of new and existing multi-family mortgage customers. The securities available for sale and held to maturity funded by MCC custodial deposits or purchases of securitized loans originated by MCC are pledged to FHLB to provide advance capacity during periods of high residential loan volume for Mortgage Warehousing. Mortgage Warehousing provides leads to Correspondent Lending in the Banking segment. Retail and commercial customers provide cross selling opportunities within the Banking segment. Merchants Mortgage is a risk mitigant to Mortgage Warehousing because it provides us with a ready platform to sell the underlying collateral to secure repayment. These and other synergies form a part of our strategic plan.

The Other segment presented below, in Note 23: Segment Information, and elsewhere in this report includes general and administrative expenses for provision of services to all segments, internal funds transfer pricing offsets resulting from allocations to or from the other segments, certain elimination entries, and investments in low-income housing tax credit limited partnerships or LLC.

The following table presents our primary operating results for our operating segments for the years ended December 31, 2024 and 2023.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

Year Ended December 31, 2024	(In thousands)
Interest income	$5,239	$391,743	$891,490	$14,248	$1,302,720
Interest expense	80	262,149	521,030	(3,159)	780,100
Net interest income	5,159	129,594	370,460	17,407	522,620
Provision for credit losses	(1,003)	1,466	23,815	—	24,278
Net interest income after provision for credit losses	6,162	128,128	346,645	17,407	498,342
Noninterest income	168,028	3,016	(8,523)	(14,409)	148,112
Noninterest expense	97,913	21,933	62,667	41,299	223,812
Income (loss) before income taxes	76,277	109,211	275,455	(38,301)	422,642
Income taxes	20,380	26,409	65,382	(9,915)	102,256
Net income (loss)	$55,897	$82,802	$210,073	$(28,386)	$320,386
Total assets	$479,099	$6,000,624	$11,761,202	$564,807	$18,805,732

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

Year Ended December 31, 2023	(In thousands)
Interest income	$5,718	$276,366	$789,399	$6,315	$1,077,798
Interest expense	52	184,486	451,952	(6,763)	629,727
Net interest income	5,666	91,880	337,447	13,078	448,071
Provision for credit losses	—	2,782	37,449	—	40,231
Net interest income after provision for credit losses	5,666	89,098	299,998	13,078	407,840
Noninterest income	123,980	14,315	(12,527)	(11,100)	114,668
Noninterest expense	83,862	14,003	42,811	33,925	174,601
Income (loss) before income taxes	45,784	89,410	244,660	(31,947)	347,907
Income taxes	9,311	15,885	50,262	(6,785)	68,673
Net income (loss)	$36,473	$73,525	$194,398	$(25,162)	$279,234
Total assets	$411,097	$4,522,175	$11,760,943	$258,301	$16,952,516

Multi-family Mortgage Banking. The Multi-family Mortgage Banking segment reported net income of $55.9 million for the year ended December 31, 2024, an increase of $19.4 million, or 53%, compared to $36.5 million reported for the year ended December 31, 2023. The increase was primarily due to higher noninterest income that was partially offset by increased noninterest expense and provision for income taxes.

The $44.0 million increase in noninterest income reflected a $20.0 million increase in loan servicing fees, a $15.2 million increase in gain on sale of loans, as sales to the secondary market increased, and a $6.2 million increase in syndication and asset management fees.

Loan servicing fees reflected a positive fair market value adjustment of $20.5 million on servicing rights for the year ended December 31, 2024 compared to a positive fair market value adjustment of $3.9 million for the year ended December 31, 2023.

The $15.2 million increase in gain on sale of loans reflects the successful execution of the Company’s strategy to grow the business segment and to increase non-interest income.

The $11.1 million increase in provision for income tax expense reflected tax benefits recorded in 2023 related to tax refunds and changes to state apportionment calculations, as well as higher pre-tax income in 2024.

The total volume of loans originated and acquired through our multi-family business was $6.2 billion for the year ended December 31, 2024 and unchanged compared to the year ended December 31, 2023. Loans originated include bridge loans housed in our Banking segment while borrowers await conversion to permanent financing. The volume of bridge loans was $1.9 billion for the year ended December 31, 2024, a decrease of $1.1 billion, or 36%, compared to $3.0 billion for the year ended December 31, 2023. The volume of loans originated and acquired for sale in the secondary market increase by $562.8 million, or 29%, to $2.5 billion, compared to $2.0 billion for the year ended December 31, 2023.

Total assets in the Multi-family segment increased 17%, to $479.1 million at December 31, 2024, compared to $411.1 million at December 31, 2023.

Mortgage Warehousing. The Mortgage Warehousing segment reported net income of $82.8 million for the year ended December 31, 2024, an increase of $9.3 million, or 13%, compared to $73.5 million for the year ended December 31, 2023. The higher net income reflected a $37.7 million increase in net interest income, partially offset by an $11.3 million decrease in noninterest income that primarily reflected a negative fair market value adjustment to certain derivatives.

The volume of loans funded during the year ended December 31, 2024 amounted to $45.6 billion, an increase of $12.6 billion, or 38%, compared to $33.0 billion for the same period in 2023. This compared to the 9% industry increase in single-family residential loan volumes from the year ended December 31, 2024 to the year ended December 31, 2023, according to the Mortgage Bankers Association.

Total assets in the Mortgage Warehousing segment increased 33%, to $6.0 billion, at December 31, 2024, compared to $4.5 billion at December 31, 2023.

Banking. The Banking segment reported net income for the year ended December 31, 2024 of $210.1 million, an increase of $15.7 million, or 8%, compared to $194.4 million for the year ended December 31, 2023. The increase was primarily due to a $33.0 million increase in net interest income from higher balances of multi-family bridge loans and a $4.0 million increase in noninterest income. These were partially offset by a $19.9 million increase in noninterest expense, primarily due to increases deposit insurance expense and credit risk transfer premium expense related to credit default swap agreements executed during 2024.

Noninterest income for the year ended December 31, 2024 included a positive fair market value adjustment of $2.2 million on single-family servicing rights compared to a positive fair market value adjustment of $688,000 for the year ended December 31, 2023.

Total assets in the Banking segment remain unchanged at $11.8 billion at December 31, 2024, compared to December 31, 2023.

See “Our Business Segments,” in Item 1 “Business”, and Note 23: Segment Information, for further information about our segments.

Financial Condition

As of December 31, 2024, we had approximately $18.8 billion in total assets, $11.9 billion in deposits, $4.4 billion in borrowings and $2.2 billion in total shareholders’ equity. Total assets as of December 31, 2024 included approximately $10.4 billion of loans receivable, net of ACL-Loans and $3.8 billion of loans held for sale. There were also $1.7 billion in securities classified as held to maturity, most of which were acquired through loan securitizations. Assets also included $980.1 million in securities available for sale, the majority of which were acquired from a warehouse customer through loan securitizations, and others are match funded with related custodial deposits or required to collateralize our credit-linked notes. There are some restrictions on the types of securities we hold, particularly for those that are funded by certain multi-family custodial deposits where we set the cost of deposits based on the yield of the related security. The $571.3 million in other assets primarily includes low-income housing tax credits and a prepaid expense associated with the January 2, 2025 redemption of the Series B Preferred Stock. Additionally, we had $476.6 million of cash and cash equivalents, $428.2 million of mortgage loans in process of securitization that represent pre-sold multi-family rental real estate loan originations in primarily Ginnie Mae, Fannie Mae, and Freddie Mac mortgage backed securities pending settlements that typically occur within 30 days. Servicing rights at December 31, 2024 were $189.9 million based on the fair value of the loan servicing, which primarily includes Ginnie Mae multi-family servicing rights with 10-year call protection.

Comparison of Financial Condition at December 31, 2024 and 2023

Total Assets. Total assets of $18.8 billion at December 31, 2024 increased 11%, compared to $17.0 billion at December 31, 2023. The increase was due primarily to growth in loans and loans held for sale, as well as an increase in securities held to maturity compared to December 31, 2023, primarily due to the purchase of a security representing healthcare loans sold into a securitization in 2024 that was offset by a decline in loans in the healthcare portfolio that were sold into the securitization. There was also an increase in mortgage loans in process of securitization due to increased activity in the secondary market.

Cash and Cash Equivalents. Cash and cash equivalents of $476.6 million at December 31, 2024 decreased $107.8 million, or 18%, compared to December 31, 2023. Included in cash equivalents was $33.5 million in restricted cash associated with senior credit linked notes described in Note 1: Nature of Operations and Summary of Significant Accounting Policies and Note 14: Borrowings.

Mortgage Loans in Process of Securitization. Mortgage loans in process of securitization of $428.2 million at December 31, 2024 increased $317.6 million, or 287%, compared to $110.6 million at December 31, 2023. These represent loans that our banking subsidiary, Merchants Bank, has funded and are held pending settlement, primarily as Ginnie Mae, Fannie Mae, and Freddie Mac mortgage-backed securities with a firm investor commitment to purchase the securities. The 287% increase was primarily due to a higher origination volume of loans pending settlement.

Securities Available for Sale. Securities available for sale of $980.1 million at December 31, 2024 decreased $133.6 million, or 12%, compared to $1.1 billion at December 31, 2023. The decrease in securities available for sale was primarily due to $917.8 million in calls, maturities, repayments, sales and other adjustments, partially offset by purchases of $784.2 million during the period.

Included in securities available for sale were $635.9 million and $722.5 million of investment for which a fair value option was elected at December 31, 2024 and 2023, respectively. Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the consolidated balance sheets with changes in the fair value recognized in earnings as they occur.

As of December 31, 2024, AOCL of $0.1 million, related to securities available for sale, decreased $2.4 million, or 95%, compared to accumulated losses of $2.5 million at December 31, 2023. The $0.1 million of AOCL as of December 31, 2024 represented less than 1% of total equity or total securities available for sale.

Securities Held to Maturity. Securities held to maturity of $1.7 billion at December 31, 2024 increased $460.5 million, or 38%, compared to $1.2 billion at December 31, 2023. The increase was primarily due to purchases of $689.8 million, the majority of which was from a security acquired as part of a healthcare loan securitization. This was partially offset by calls, maturities and repayments of securities totaling $229.5 million during the period.

December 31, 2024	Due within one year		Due after one but within five years		Due after five but within ten years		Due after ten years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Treasury notes	$90,006	4.61%	$—	—%	$—	—%	$—	—%
Federal agencies	—	—%	252,936	4.67%	—	—%	—	—%
Mortgage-backed - Government Agency (1) - multi-family	—	—%	—	—%	—	—%	1,162	3.51%
Mortgage-backed - Non-Agency residential - fair value option	—	—%	—	—%	—	—%	430,779	5.06%
Mortgage-backed - Agency - residential - fair value option	—	—%	—	—%	—	—%	205,167	4.45%
Total securities available for sale	$90,006	4.61%	$252,936	4.67%	$—	—%	$637,108	4.86%
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$592,053	6.23%	$—	—%	$—	—%	$—	—%
Mortgage-backed - Non-Agency - residential	—	—%	—	—%	—	—%	526,242	6.19%
Mortgage-backed - Non-Agency - healthcare	—	—%	—	—%	534,538	6.12%	—	—
Mortgage-backed - Agency - multi-family	—	—%	—	—%	—	—%	11,853	3.80%
Total securities held to maturity	$592,053	6.23%	$—	—%	$534,538	6.12%	$538,095	6.14%
(1)	Agency includes government sponsored entities, such as Fannie Mae, Freddie Mac, Ginnie Mae, FHLB, and FCB.

Loans Held for Sale. Loans held for sale of $3.8 billion at December 31, 2024 increased $626.8 million, or 20%, compared to $3.1 billion at December 31, 2023. The increase in loans held for sale was due primarily to an increase in warehouse participations, as we experienced higher volume. Loans held for sale are comprised primarily of single-family residential real estate loan participations that meet Fannie Mae, Freddie Mac, or Ginnie Mae eligibility. It also includes a growing contribution of multi-family loans that are expected to be sold or securitized within the next year.

Loans Receivable, Net. The following table shows our allocation of loans receivable as of the dates presented:

	December 31, 2024		December 31, 2023		December 31, 2022
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total

Mortgage warehouse repurchase agreements	$1,446,068	14%	$752,468	7%	$464,785	6%
Residential real estate(1)	1,322,853	13%	1,324,305	13%	1,178,401	16%
Multi-family financing	4,624,299	44%	4,006,160	40%	3,135,535	43%
Healthcare financing	1,484,483	14%	2,356,689	23%	1,604,341	21%
Commercial and commercial real estate(2)(3)	1,476,211	14%	1,643,081	16%	978,661	13%
Agricultural production and real estate	77,631	1%	103,150	1%	95,651	1%
Consumer and margin	6,843	—%	13,700	—%	13,498	—%
Loans receivable	10,438,388		10,199,553		7,470,872
ACL-Loans	(84,386)		(71,752)		(44,014)
Loans receivable, net	$10,354,002	100%	$10,127,801	100%	$7,426,858	100%
(1)	Includes $1.2 billion, $1.2 billion, and $1.1 billion of All-in-One© first-lien home equity lines of credit at December 31, 2024, 2023, and 2022, respectively.
(2)	Includes $908.9 million, $1.1 billion, and $497.0 million of revolving lines of credit collateralized primarily by mortgage servicing rights as of December 31, 2024, 2023, and 2022, respectively.
(3)	Includes only $18.7 million, $8.4 million, and $12.8 million of non-owner occupied commercial real estate as of December 31, 2024, 2023, and 2022, respectively.

Loans receivable, net of ACL-Loans, of $10.4 billion at December 31, 2024, increased $226.2 million, or 2%, compared to $10.1 billion at December 31, 2023. The increase was comprised primarily of:

●	an increase of $693.6 million, or 92%, in mortgage warehouse repurchase agreements, to $1.4 billion at December 31, 2024, reflecting higher loan volume from increased sales efforts and market exits or reductions of competitors.
●	an increase of $618.1 million, or 15%, in multi-family financing loans, to $4.6 billion at December 31, 2024, reflecting higher origination volume for construction loans generated through multi-family segment that will remain on our balance sheet until they convert to permanent financing or are otherwise paid off over an average of one to three years.
●	a decrease of $872.2 million, or 37%, in healthcare financing loans, to $1.5 billion at December 31, 2024, primarily due to the sale of $628.9 million in healthcare loans into a securitization.
●	a decrease of $166.9 million, or 10%, in commercial and commercial real estate loans, to $1.5 billion at December 31, 2024.
●	residential real estate loans remain unchanged at $1.3 billion at December 31, 2024.

As of December 31, 2024, approximately 94% of the total net loans reprice within three months, which reduces the risk of market rate fluctuations.

The Company is a nationwide lender, especially in our largest portfolios of multi-family and healthcare financing. The tables below provide loans receivable for these two portfolios, including the five highest geographic concentrations.

	December 31, 2024
	Multi-family			Healthcare
State	Amount	% of Total	State	Amount	% of Total

	(Dollars in thousands)			(Dollars in thousands)
Indiana	$1,446,658	31%	Michigan	$395,867	27%
New York	482,873	10%	Ohio	314,475	21%
Ohio	274,738	6%	South Carolina	102,500	7%
California	215,134	5%	Indiana	102,338	7%
Texas	185,133	4%	New Jersey	89,793	6%
Other states (1)	2,019,763	44%	Other states (1)	479,510	32%
Total	$4,624,299	100%		$1,484,483	100%
(1)	No state included in the “Other states” group has an individual percentage more than the next highest concentration percentage for the specific portfolio of loans.

	December 31, 2023
	Multi-family			Healthcare
State	Amount	% of Total	State	Amount	% of Total

	(Dollars in thousands)			(Dollars in thousands)
Indiana	$1,223,496	30%	Michigan	$483,448	20%
New York	441,814	11%	Ohio	462,432	20%
Ohio	316,684	8%	Indiana	208,130	9%
Texas	234,761	6%	New Jersey	161,846	7%
Illinois	199,953	5%	Florida	107,833	4%
Other states (1)	1,589,452	40%	Other states (1)	933,000	40%
Total	$4,006,160	100%		$2,356,689	100%
(1)	No state included in the “Other states” group has an individual percentage more than the next highest concentration percentage for the specific portfolio of loans.

The following table presents the contractual maturity distribution of loans receivable at December 31, 2024 and an analysis of these loans that have fixed and floating interest rates. The table does not take into account repricing or other forecast assumptions.

	Maturing	Maturing	Maturing	Maturing
	Within 1 Year	1 to 5 Years	After 5 to 15 Years	After 15 Years	Total
	Amount	Amount	Amount	Amount	Amount

	(In thousands)
Mortgage warehouse repurchase agreements
Interest rates:
Fixed	$—	$—	$—	$—	$—
Floating	1,422,504	23,564	—	—	1,446,068
Total	$1,422,504	$23,564	$—	$—	$1,446,068

Residential real estate
Interest rates:
Fixed	$—	$—	$—	$440,244	$440,244
Floating	494	8,976	12,305	860,834	882,609
Total	$494	$8,976	$12,305	$1,301,078	$1,322,853

Multi-family financing
Interest rates:
Fixed	$90,498	$13,680	$38,985	$28,251	$171,414
Floating	2,139,981	2,095,453	216,610	841	4,452,885
Total	$2,230,479	$2,109,133	$255,595	$29,092	$4,624,299

Healthcare financing
Interest rates:
Fixed	$24,136	$30,902	$—	$—	$55,038
Floating	1,256,474	172,971	—	—	1,429,445
Total	$1,280,610	$203,873	$—	$—	$1,484,483

Commercial and commercial real estate
Interest rates:
Fixed	$4,024	$9,689	$3,063	$1,166	$17,942
Floating	727,984	587,034	113,937	29,314	1,458,269
Total	$732,008	$596,723	$117,000	$30,480	$1,476,211

Agricultural production and real estate
Interest rates:
Fixed	$11,998	$10,789	$3,277	$6,381	$32,445
Floating	5,391	2,402	8,530	28,863	45,186
Total	$17,389	$13,191	$11,807	$35,244	$77,631

Consumer and margin
Interest rates:
Fixed	$14	$617	$—	$—	$631
Floating	2,011	4,201	—	—	6,212
Total	$2,025	$4,818	$—	$—	$6,843

Total
Interest rates:
Fixed	$130,670	$65,677	$45,325	$476,042	$717,714
Floating	5,554,839	2,894,601	351,382	919,852	9,720,674
Total loans receivable	$5,685,509	$2,960,278	$396,707	$1,395,894	$10,438,388

ACL-Loans. The following table presents an analysis of the ACL-Loans for the periods presented:

	At or For the Year
	Ended December 31,
(Dollars in thousands)	2024	2023	2022

Balance at beginning of period	$71,752	$44,014	$31,344
Less charge-offs:
Residential real estate	—	(34)	(4)
Multi-family financing	(5,282)	(8,400)	—
Healthcare financing	(3,095)	—	—
Commercial and commercial real estate	(2,210)	(1,356)	(1,238)
Consumer and margin	—	(1)	(15)
Total charge-offs	(10,587)	(9,791)	(1,257)
Plus recoveries:
Residential real estate	14	—	—
Multi-family financing	46	—	—
Commercial and commercial real estate	76	41	746
Consumer and margin	—	—	7
Total recoveries	136	41	753
Net (charge-offs) recoveries	(10,451)	(9,750)	(504)
Transfers out:
FMBI's ACL for loans sold	(593)	—	—
Impact of adopting CECL	—	—	(299)
Provision for credit losses	23,678	37,488	13,473
Balance at end of period	$84,386	$71,752	$44,014
Ratios:
Total net charge-offs to total average loans and loans held for sale	(0.07)%	(0.08)%	(0.01)%
Net charge-offs to average loans outstanding: Multi-family financing	(0.12)%	(0.24)%	—%
Net charge-offs to average loans outstanding: Healthcare financing	(0.16)%	—%	—%
Net charge-offs to average loans outstanding: Commercial and commercial real estate	(0.14)%	(0.10)%	(0.07)%
Net charge-offs to average loans outstanding: Consumer and margin	—%	(0.01)%	(0.06)%
Allowance for credit losses to nonperforming loans at end of period	30.17%	87.49%	164.95%
Allowance for credit losses to total loans receivable at end of period	0.81%	0.70%	0.59%

The following table presents an analysis of the ACL-Loans for the periods presented:

	At December 31,
	2024			2023			2022
			Percent of			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in		Percent of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category
		to Loans	to Loans		to Loans	to Loans		to Loans	to Loans
(Dollars in thousands)	Amount	Receivable	Receivable	Amount	Receivable	Receivable	Amount	Receivable	Receivable

Mortgage warehouse repurchase agreements	$3,816	5%	14%	$2,070	3%	7%	$1,249	3%	6%
Residential real estate	5,942	7%	13%	7,323	10%	13%	7,029	16%	16%
Multi-family financing	55,126	65%	44%	26,874	38%	40%	16,781	39%	43%
Healthcare financing	8,562	10%	14%	22,454	31%	23%	9,882	22%	21%
Commercial and commercial real estate	10,293	12%	14%	12,243	17%	16%	8,326	19%	13%
Agricultural production and real estate	539	1%	1%	619	1%	1%	565	1%	1%
Consumer and margin	108	-%	-%	169	-%	-%	182	-%	-%
Total allowance for credit losses	$84,386	100%	100%	$71,752	100%	100%	$44,014	100%	100%

The following table sets forth the amounts of nonperforming loans and nonperforming assets at the dates indicated:

	At
	December 31,
(Dollars in thousands)	2024	2023	2022

Nonaccrual loans:
Mortgage warehouse repurchase agreements	$—	$—	$—
Residential real estate	6,154	1,486	245
Multi-family financing	201,508	39,608	—
Healthcare financing	69,001	28,783	21,783
Commercial and commercial real estate	3,047	3,820	4,390
Agricultural production and real estate	6	147	147
Consumer and margin	—	3	6
Total	279,716	73,847	26,571
Accruing loans 90 days or more past due:
Residential real estate	—	894	96
Healthcare financing	—	7,216	—
Commercial and commercial real estate	—	43	—
Agricultural production and real estate	6	—	—
Consumer and margin	—	15	16
Total	6	8,168	112
Total nonperforming loans	$279,722	$82,015	$26,683
Real estate owned	8,209	—	—
Total nonperforming assets	$287,931	$82,015	$26,683
Modifications/TDR[1]:
Multi-family financing	$92,184	$—	$—
Healthcare financing	13,961	—	—
Commercial and commercial real estate	—	3,533	3,533
Total	$106,145	$3,533	$3,778
Ratios:
Total nonperforming loans to total loans	2.68%	0.80%	0.36%
Total nonperforming loans to total assets	1.49%	0.48%	0.21%
Total nonperforming assets to total assets	1.53%	0.48%	0.21%
(1)	On January 1, 2023, the Company adopted FASB ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures, which eliminates the recognition and measurement of a TDR. The Company adopted the prospective approach for this new guidance. See Note 5: Loans and Allowance for Credit Losses on Loans.

The ACL-Loans of $84.4 million at December 31, 2024 increased $12.6 million, or 18%, compared to $71.8 million at December 31, 2023, reflecting an $16.7 million net increase in specific reserves, primarily related to five customers, and loan growth in multi-family loan portfolios. This increase was partially offset by lower loan balances due to the securitization of healthcare loans, which reduced the allowance by approximately $4.4 million.

Also influencing the overall level of the ACL-Loans is our differentiated strategy to typically hold loans with shorter durations while maintaining agency underwriting standards that enable us to sell or refinance the majority of our loans under agency and government programs.

The $84.4 million allowance for credit losses on loans as of December 31, 2024, compared to the net charge offs of $10.5 million over the last twelve months ended December 31, 2024, could absorb eight years of losses, assuming recent loss levels continue.

Premises and Equipment, Net.  Premises and equipment, net, of $58.6 million at December 31, 2024 increased $16.3 million, or 38%, compared to $42.3 million at December 31, 2023. The increase was primarily due to an increase in work in process as we expand our headquarters to support business growth.

Goodwill.   Goodwill of $8.0 million at December 31, 2024 decreased $7.8 million, or 49%, compared to $15.8 million at December 31, 2023. The goodwill associated with FMBI was extinguished upon the sale of their branches to unaffiliated third parties on January 26, 2024.

Servicing Rights. Servicing rights of $189.9 million at December 31, 2024 increased $31.5 million, or 20%, compared to December 31, 2023. During the year ended December 31, 2024, originated servicing of $18.7 million and a positive fair market value adjustment of $22.7 million were partially offset by paydowns of $9.9 million. The $22.7 million positive fair market value adjustment consisted of a positive fair market value adjustment of $20.5 million for multi-family and healthcare mortgages and a positive fair market value adjustment of $2.2 million for single-family mortgages and SBA loans during the year ended December 31, 2024.

Servicing rights are recognized in connection with sales of loans when we retain servicing of the sold loans. The servicing rights are recorded and carried at fair value. The fair value increase recorded during the year ended December 31, 2024 was driven by higher interest rates that impacted fair market value adjustments. The value of servicing rights generally increases in rising interest rate environments and declines in falling interest rate environments due to expected prepayments and earnings rates on escrow deposits.

Other Assets and Receivables.   Other assets and receivables of $571.3 million at December 31, 2024 increased $264.2 million, or 86%, compared to $307.1 million at December 31, 2023. The 86% increase in other assets and receivables was primarily due to investments and receivables associated with low-income housing tax credit investments and prepaid assets associated with the January 2, 2025 redemption of Series B Preferred Stock.

Deposits. Deposits of $11.9 billion at December 31, 2024 decreased $2.1 billion, or 15%, compared to $14.1 billion at December 31, 2023. The 15% decrease in total deposits was primarily due to a $1.2 billion decrease in certificates of deposit and a $1.3 billion decrease in demand deposits and a decrease, partially offset by an increase of $450.0 million in savings deposits. As of December 31, 2024, approximately 79% of the total deposits reprice within three months.

	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Brokered deposits	$2,534,078	21.3%	$5,970,644	42.5%	$2,762,743	27.4%
Core deposits	9,385,898	78.7%	8,090,816	57.5%	7,308,602	72.6%
Total	$11,919,976	100.0%	$14,061,460	100.0%	$10,071,345	100.0%

Core deposits increased by $1.3 billion, or 16%, to $9.4 billion at December 31, 2024 compared to December 31, 2023. Core deposits represented 79% of total deposits at December 31, 2024 compared to 58% of total deposits at December 31, 2023.

We have decreased our use of total brokered deposits by $3.4 billion, or 58%, to $2.5 billion at December 31, 2024 compared to December 31, 2023. Brokered deposits represented 21% of total deposits at December 31, 2024, compared to 42% of total deposits at December 31, 2023.

●	Brokered certificates of deposit accounts decreased $1.9 billion to $2.5 billion at December 31, 2024 from December 31, 2023.
●	Brokered demand deposit accounts decreased $1.5 billion, to zero at December 31, 2024 from December 31, 2023.
●	Brokered savings deposits increased $0.3 million, to $0.9 million at December 31, 2024 from $0.6 million at December 31, 2023.

Interest-bearing deposits decreased $1.9 billion, or 14%, to $11.7 billion at December 31, 2024 compared to December 31, 2023, and noninterest-bearing deposits decreased $281.1 million, or 54%, to $239.0 million at December 31, 2024 compared to December 31, 2023.

Uninsured deposits totaled approximately $2.8 billion as of December 31, 2024, representing less than 24% of total deposits. Since 2018, the Company has offered its customers an opportunity to insure balances in excess of $250,000 through our insured cash sweep program that extends FDIC protection up to $100 million. The balance of deposits in this program was $1.6 billion as of December 31, 2024 and 2023.

The following tables show the average balance amounts and the average contractual rates paid on our deposits for the periods indicated:

	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$335,954	—%	$337,723	—%	$453,387	—%
Interest-bearing demand	5,222,451	4.60%	4,717,300	4.59%	4,149,942	1.66%
Money market savings	2,845,728	4.71%	2,805,284	4.51%	2,651,532	1.84%
Savings	159,430	0.17%	239,509	0.52%	240,481	0.23%
Certificates of deposit	5,340,340	5.35%	4,589,312	5.08%	1,561,261	2.00%
Total	$13,903,903	4.75%	$12,689,128	4.55%	$9,056,603	1.65%

The following table shows time deposits of $250,000 or more by time remaining until maturity:

At December 31,
(Dollars in thousands)	2024

Three months or less	$152,176
Over three months through six months	131,586
Over six months through one year	341,378
Over one year to three years	69,634
Over three years	—
Total	$694,774

Borrowings. Borrowings of $4.4 billion at December 31, 2024 increased $3.4 billion, or 355%, from $964.1 million at December 31, 2023. The increase was primarily due to $3.4 billion in additional FHLB advances. The higher level of collateralized borrowing was primarily due to it being a more cost-effective funding option than utilizing brokered deposits. The Company primarily utilizes borrowing facilities from the FHLB, the Federal Reserve’s discount window, and AFX, using the most cost-effective options available. See Note 14: Borrowings for further information.

The Company continues to have significant borrowing capacity based on available collateral. As of December 31, 2024, unused lines of credit totaled $4.3 billion, compared to $6.0 billion at December 31, 2023. The Company’s ratio of total collateralized borrowing capacity to total assets increased from 40% as of December 31, 2023 compared to 46% as of December 31, 2024.

The following table sets forth certain information regarding our borrowings at the dates and for the periods indicated:

	At or For the Years
	Ended
	December 31,
(Dollars in thousands)	2024	2023	2022

Balance at end of period	$4,386,122	$964,127	$930,392
Average balance during period	1,833,722	627,516	594,423
Maximum outstanding at any month end	4,386,122	1,654,075	1,440,904
Weighted average interest rate at end of period(1)	4.82%	7.51%	4.06%
Average interest rate during period	6.53%	8.37%	2.13%
(1)	The weighted-average interest rate at the end of the period reflects the stated interest rates on the borrowings.

Other Liabilities. Other liabilities of $231.0 million at December 31, 2024 increased $25.1 million, or 12%, compared to $205.9 million at December 31, 2023. The 12% increase in other liabilities was primarily unfunded commitments for low-income housing credit investments partially offset by a change in the valuation for back-to-back swap derivatives.

Total Shareholders’ Equity. Shareholders’ equity was $2.2 billion as of December 31, 2024, compared to $1.7 billion as of December 31, 2023. The $542.2 million, or 32%, increase resulted primarily from net income of $320.4 million and net proceeds of $222.7 million from a preferred stock offering, $97.7 million from a common stock offering, which was partially offset by redemption of 7% Series A Preferred Stock for $52.0 million and dividends paid on common and preferred shares of $51.2 million during the period.

Liquidity and Capital Resources

Liquidity

Our primary sources of funds are business and consumer deposits, escrow and custodial deposits, borrowings, brokered deposits, principal and interest payments on loans, interest on investment securities, and proceeds from sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition.

At December 31, 2024, based on collateral, we had $4.3 billion in available unused borrowing capacity with the FHLB and the Federal Reserve discount window. This compared to $6.0 billion at December 31, 2023. While the amounts available fluctuate daily, we also had available capacity lines through our membership in the AFX. This liquidity enhances the ability to effectively manage interest expense and asset levels in the future.

The Company’s most liquid assets are in cash, short-term investments, including interest-bearing demand deposits, mortgage loans in process of securitization, loans held for sale, and warehouse lines of credit included in loans receivable. Taken together with its unused borrowing capacity of $4.3 billion described above, these totaled $10.4 billion, or 55%, of its $18.8 billion total assets at December 31, 2024. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our liquid assets and borrowing capacity significantly exceed our uninsured deposits. Uninsured deposits represent 24% of total deposits. Our line of credit with the Federal Reserve Bank of Chicago, alone, could fund 111% of uninsured deposits. Since 2018, the Company has offered its customers an opportunity to insure balances in excess of $250,000 through our insured cash sweep program that extends FDIC protection up to $100 million. The balance of deposits in this program was $1.6 billion and $1.6 billion as of December 31, 2024 and 2023, respectively.

The Company’s investment portfolio has minimal levels of unrealized losses and management does not anticipate a need to sell securities for liquidity purposes at a loss. As of December 31, 2024, AOCL of $0.1 million, related to securities available for sale, decreased $2.4 million, or 95%, compared to accumulated losses of $2.5 million as of December 31, 2023. The $0.1 million of AOCL as of December 31, 2024 represented less than 1% of total equity or total securities available for sale.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $(835.3) million and $(356.4) million for the years ended December 31, 2024 and 2023, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities and loans, was $(874.3) million and $(3.3) billion for the years ended December 31, 2024 and 2023, respectively. Net cash provided by financing activities, which is comprised primarily of borrowing activities and net change in deposits was $1.6 billion and $4.0 billion for the years ended December 31, 2024 and 2023, respectively.

Certificates of deposit that are scheduled to mature in less than one year from December 31, 2024 totaled $3.8 billion, or 98%, of total certificates of deposit. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances, the Federal Reserve discount window, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and standby letters of credit.

At December 31, 2024, we had $4.7 billion in outstanding commitments to extend credit that are subject to credit risk and $3.7 billion in outstanding commitments subject to certain performance criteria and cancellation by the Company, including loans pending closing, unfunded construction draws, and unfunded warehouse repurchase agreements. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Additionally, the Company’s business model is designed to continuously sell a significant portion of its loans, which provides flexibility in managing its liquidity.

For more information about our loan commitments, unused lines of credit and standby letters of credit, see Note 26: Commitments, Credit Risk, and Contingencies.

Capital Resources

The access to and cost of funding new business initiatives, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs and the level and nature of regulatory oversight depend, in part, on our capital position. The Company has demonstrated its ability to raise capital or utilize securitization transactions to free up capital as needed.

The assessment of capital adequacy depends on a number of factors, including asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to our current operations and to promote public confidence in our Company.

Shareholders’ Equity. Shareholders’ equity was $2.2 billion as of December 31, 2024, compared to $1.7 billion as of December 31, 2023. The $542.2 million, or 32%, increase resulted primarily from net income of $320.4 million, net proceeds of $222.7 million from a preferred stock offering, and $97.7 million from a common stock offering, which was partially offset by redemption of 7% Series A Preferred Stock for $52.0 million and dividends paid on common and preferred shares of $51.2 million during the period.

The Company redeemed all outstanding shares of the Series A Preferred Stock on April 1, 2024 for $52.0 million at a price equal to the liquidation preference of $25 per share, using cash on hand.

On October 1, 2024, the dividends on the Series B Preferred Stock started to accrue at a floating rate of 3-month SOFR plus 4.831% and were to reset quarterly. The rate was 9.42% for the three months ended December 31 2024.

The Company redeemed all outstanding shares of the Series B Preferred Stock on January 2, 2025, at a price equal to the liquidation preference of $1,000 per share (equivalent to $25 per depositary share), or $125.0 million, using cash on hand. As of the redemption date the Series B Preferred Stock did not have any accrued, but unpaid dividends.

7.625% Series E Preferred Stock. On November 25, 2024, the Company issued 9,200,000 depositary shares, each representing a 1/40th interest in a share of its 7.625% Fixed Rate Reset Series E Non-Cumulative Perpetual Preferred Stock, without par value, and with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). The aggregate gross offering proceeds for the shares issued by the Company was $230.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $7.3 million paid to third parties, the Company received total net proceeds of $222.7 million.

The Series E Preferred Stock have no voting rights with respect to matters that generally require the approval of our common shareholders. Dividends on the Series E Preferred Stock, to the extent declared by the Company’s board, are payable quarterly. The Company may redeem the Series E Preferred Stock, in whole or in part, at its option, on any dividend payment date on or after January 1, 2030, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

Dividends declared for preferred shareholders in 2024 totaled $34.9 million. After the redemption of Series B preferred stock in January, $10.3 million in dividends are expected be declared to preferred shareholders in the first quarter of 2025. For more information, see Note 18: Preferred Stock.

Common Shares/Dividends. On May 13, 2024, the Company issued 2.4 million shares of the Company’s common stock, without par value, at a public offering price of $43.00 per share in an underwritten public offering. The aggregate gross offering proceeds for the shares issued by the Company was $103.2 million, and after deducting underwriting discounts, commissions, and offering expenses of $5.5 million paid to third parties, the Company received total net proceeds of $97.7 million.

As of December 31, 2024, the Company had 45,767,166 common shares issued and outstanding. The Board declared a quarterly dividend of $0.09 per share in each quarter of 2024 and expects to raise its dividend in 2025. The Board declared a quarterly dividend of $0.10 per share for the first quarter of 2025.

Capital Adequacy.

The following tables present the Company’s capital ratios at December 31, 2024 and 2023.

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2024
Total capital(1) (to risk-weighted assets)
Company	$2,334,479	13.9%	$1,767,835	10.5%	$—	N/A	%
Merchants Bank	2,165,193	12.9%	1,763,982	10.5%	1,679,983	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	2,234,658	13.3%	1,431,105	8.5%	—	N/A	%
Merchants Bank	2,065,372	12.3%	1,427,985	8.5%	1,343,986	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,562,524	9.3%	1,178,557	7.0%	—	N/A	%
Merchants Bank	2,065,372	12.3%	1,175,988	7.0%	1,091,989	6.5%
Tier I capital(1) (to average assets)
Company	2,234,658	12.1%	925,180	5.0%	—	N/A	%
Merchants Bank	2,065,372	11.2%	922,006	5.0%	922,006	5.0%
(1)	As defined by regulatory agencies.

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2023
Total capital(1) (to risk-weighted assets)
Company	$1,772,195	11.6%	$1,598,260	10.5%	$—	N/A %
Merchants Bank	1,724,505	11.5%	1,577,434	10.5%	1,502,318	10.0%
FMBI	40,613	21.1%	20,209	10.5%	19,247	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	1,686,202	11.1%	1,293,830	8.5%	—	N/A %
Merchants Bank	1,639,171	10.9%	1,276,970	8.5%	1,201,854	8.0%
FMBI	39,953	20.8%	16,360	8.5%	15,398	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,186,594	7.8%	1,065,507	7.0%	—	N/A %
Merchants Bank	1,639,171	10.9%	1,051,623	7.0%	976,507	6.5%
FMBI	39,953	20.8%	13,473	7.0%	12,511	6.5%
Tier I capital(1) (to average assets)
Company	1,686,202	10.1%	832,706	5.0%	—	N/A %
Merchants Bank	1,639,171	10.1%	815,191	5.0%	815,191	5.0%
FMBI	39,953	11.5%	17,391	5.0%	17,391	5.0%
(1)	As defined by regulatory agencies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Merchants Bank to maintain minimum amounts and ratios (set forth in the table above). Management believes, as of December 31, 2024 and December 31, 2023, that the Company and Merchants Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2024 and December 31, 2023, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or Merchants Bank’s category.

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

Contractual obligations

The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities as of December 31, 2024. The payment amounts represent those amounts contractually due to the recipients.

	Payments Due by Period
				Three to	More
		Less Than	One to Three	Five	than
	Total	One Year	Years	Years	Five Years

	(In thousands)
Deposits without a stated maturity	$8,001,487	$8,001,487	$—	$—	$—
Time deposits	3,918,489	3,821,474	97,015	—	—
Borrowings	4,386,122	4,215,759	77,801	84,628	7,934
Operating lease obligations	10,062	2,321	4,496	2,698	547
Total	$16,316,160	$16,041,041	$179,312	$87,326	$8,481

Also see Note 1: Nature of Operations and Summary of Significant Accounting Policies, Note 6: Premises and Equipment, Note 10: Leases, Note 13: Deposits, Note 14: Borrowings, and Note 26: Commitments, Credit Risk, and Contingencies as of December 31, 2024.

Critical Accounting Policies and Estimates

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with GAAP. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The following represent our critical accounting policies:

ACL-Loans. The Company adopted CECL on January 1, 2022. CECL replaced the previous “Allowance for Loan and Lease Losses” standard for measuring credit losses. Upon adoption of CECL, the difference in the two measurements was recorded in the ACL-Loans and retained earnings.

The ACL-Loans is the Company’s estimate of current expected life of loan credit losses. Loans receivable is presented net of the allowance to reflect the principal balance expected to be collected over the contractual term of the loans. This life of loan allowance is established through a provision for credit losses charged to net interest income as loans are recorded in the financial statements. The provision for a reporting period also reflects increases or decreases in the allowance related to changes in credit loss expectations. Actual credit losses are charged against the allowance when management believes the uncollectability of a loan balance, or a portion thereof, is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The ACL-Loans is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans considering relevant available information from internal and external sources, including historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance also incorporates reasonable and supportable forecasts. There have been no changes to the credit quality components used to assess risk during the twelve months ended December 31, 2024. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The level of the ACL is believed to be adequate to absorb current expected future losses in the loan portfolio as of the measurement date.

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

Servicing Rights. Servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets. Servicing rights resulting from the sale or securitization of loans originated by us are initially measured at fair value at the date of transfer. We have elected to initially and subsequently measure the servicing rights for mortgage loans using the fair value method. Under the fair value method, the servicing rights are carried on the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.

Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model is from an independent third party and it incorporates assumptions that market participants would use in estimating future net servicing cash flows, such as the cost to service, the discount rate, the custodial assets earnings rate, an inflation rate, ancillary income, prepayment speeds, prepayment penalties, and default rates and losses. We review the reasonableness of the assumptions and the methodology to ensure the estimated fair value complies with GAAP. These variables change from quarter to quarter as market conditions and projected interest rates change and may have an adverse impact on the value of the mortgage-servicing right and may result in a reduction to noninterest income.

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by us can be found in Note 16: Disclosures About Fair Value of Assets and Liabilities.

Recently Issued Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2024, see Note 1: Nature of Operations and Summary of Significant Accounting Policies.

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

Our business consists of funding low risk, multi-family, residential, SBA loans, and warehouse repurchase agreements, meeting underwriting standards of government programs under an originate to sell model, and retaining adjustable-rate loans as held for investment to reduce interest rate risk.

Our Asset-Liability Committee, or ALCO, is a management committee that manages our interest rate risk within policy limits established by our board of directors. In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Our ALCO meets quarterly, at a minimum, to monitor the level of interest rate risk sensitivity to ensure compliance with the board of directors’ approved risk limits. Additionally, the Risk Committee of our Board meets quarterly, in conjunction with Board meetings, to assess risks associated with interest rate sensitivity.

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

The following table presents NII at Risk for Merchants Bank as of December 31, 2024, 2023, and 2022:

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
December 31, 2024:
Dollar change	$(63,859)	$(34,202)	$34,088	$68,263
Percent change	(12.2)%	(6.5)%	6.5%	13.1%

December 31, 2023:
Dollar change	$(73,311)	$(36,576)	$29,601	$57,294
Percent change	(15.0)%	(7.5)%	6.0%	11.7%

December 31, 2022:
Dollar change	$(96,861)	$(48,581)	$37,232	$74,094
Percent change	(23.8)%	(11.9)%	9.2%	18.2%

Our interest rate risk management policy objective is to limit the change in our net interest income to 20% for a +/- 100 basis point move in interest rates, and 30% for a +/- 200 basis point move in rates. At the years ended December 31, 2024, 2023, and 2022 we are within policy limits set by our board of directors for the −200, −100, +100, and +200 basis point scenarios.

The EVE results for Merchants Bank included in the following table reflect the analysis used quarterly by management. It models immediate −200, −100, +100, and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
December 31, 2024:
Dollar change	$12,188	$14,762	$(1,118)	$(2,990)
Percent change	0.6%	0.7%	(0.1)%	(0.1)%

December 31, 2023:
Dollar change	$180,864	$92,793	$(34,800)	$(79,455)
Percent change	10.8%	5.5%	(2.1)%	(4.7)%

December 31, 2022:
Dollar change	$22,855	$11,640	$(10,925)	$(26,385)
Percent change	1.6%	0.8%	(0.8)%	(1.9)%

Our interest rate risk management policy objective is to limit the change in our EVE to 15% for a +/- 100 basis point move in interest rates, and 20% for a +/- 200 basis point move in rates. We are within policy limits set by our board of directors for the −200, −100, +100, and +200 basis point scenarios. The EVE reported at December 31, 2024 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

To the Shareholders, Board of Directors and Audit Committee

Merchants Bancorp

Carmel, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Merchants Bancorp (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans

The Company’s loan portfolio totaled $10.4 billion as of December 31, 2024, and the associated allowance for credit losses (ACL) on loans was $84.4 million.  As discussed in Notes 1 and 5 to the financial statements, the ACL related to loans presented net against the loans receivable to reflect the principal balance expected to be collected over the contractual terms of the loans.  The amount of the ACL represented management’s best estimate of current expected life of loans credit losses considering all relevant available information from internal and external sources.

In calculating the ACL, loans consist of individually evaluated loans and pooled loan components. The Company’s primary portfolio segmentation is by loans with similar risk characteristics. Loans risk graded substandard and worse are individually evaluated for expected credit losses. For individually evaluated loans that are collateral dependent, the Company may use the fair value of the collateral, less estimated costs to sell, as a practical expedient as of the reporting date to determine the carrying amount of an asset and the ACL. Loan characteristics used in determining the segmentation include the underlying collateral, type or purpose of the loan, and expected credit loss patterns. The initial estimate of expected credit losses for each segment is based on historical credit loss experience and management’s judgement. In some segments, the Company’s historical credit loss experience is replaced with peer and industry data. Expected life of loan credit losses are quantified using discounted cash flows and remaining life methodologies.  Management adjusts model results by qualitative adjustments for risk factors relevant in assessing the expected credit losses within the portfolio segments. These adjustments may increase or decrease the estimate of expected credit losses based upon the assessed level of risk for each qualitative factor.

We identified the ACL, and more specifically the qualitative adjustments, as a critical audit matter.  The principal consideration for our determination of the qualitative adjustments as a critical audit matter is the subjectivity, particularly as it related to qualitative factor framework included in the ACL, and therefore, applying audit procedures required a higher degree of auditor judgment and subjectivity.

How We Addressed the Matter in Our Audit

The primary procedures we performed related to this critical audit matter included:

●	Obtained an understanding of the Company’s process for establishing the qualitative adjustment estimation process used in the ACL, including the key assumptions used to develop the qualitative adjustment framework
●	Evaluated the design and operating effectiveness of the Company’s controls over the key assumptions and data used to develop the qualitative adjustment framework
●	Evaluated the reasonableness of the key assumptions and data used to develop the qualitative adjustment framework, including considering the key data’s completeness and accuracy within the model
●	Evaluated the mathematical accuracy of the ACL models used, as well as the method for developing the qualitative adjustments

●	Evaluated the reasonableness of the overall ACL amount, including model estimates and qualitative adjustments and whether the recorded ACL appropriately reflects expected credit losses on the loan portfolio. We reviewed historical loss statistics and peer-bank information and considered whether they corroborate or contradict the Company’s measurement of the ACL.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2014.

Indianapolis, Indiana

February 28, 2025

Merchants Bancorp

Consolidated Balance Sheets

December 31, 2024 and 2023

(In thousands, except share data)

	December 31,	December 31,
	2024	2023
Assets
Cash and due from banks	$10,989	$15,592
Interest-earning demand accounts	465,621	568,830
Cash and cash equivalents	476,610	584,422
Securities purchased under agreements to resell	1,559	3,349
Mortgage loans in process of securitization	428,206	110,599
Securities available for sale ($635,946 and $722,497 utilizing fair value option, respectively)	980,050	1,113,687
Securities held to maturity ($1,664,674 and $1,203,535 at fair value, respectively)	1,664,686	1,204,217
Federal Home Loan Bank (FHLB) stock and other equity securities	217,804	48,578
Loans held for sale (includes $78,170 and $86,663 at fair value, respectively)	3,771,510	3,144,756
Loans receivable, net of allowance for credit losses on loans of $84,386 and $71,752, respectively	10,354,002	10,127,801
Premises and equipment, net	58,617	42,342
Servicing rights	189,935	158,457
Interest receivable	83,409	91,346
Goodwill	8,014	15,845
Other assets and receivables	571,330	307,117
Total assets	$18,805,732	$16,952,516
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$239,005	$520,070
Interest-bearing	11,680,971	13,541,390
Total deposits	11,919,976	14,061,460
Borrowings	4,386,122	964,127
Deferred tax liabilities	25,289	19,923
Other liabilities	231,035	205,922
Total liabilities	16,562,422	15,251,432
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 75,000,000 shares
Issued and outstanding - 45,767,166 shares at December 31, 2024 and 43,242,928 shares at December 31, 2023	240,313	140,365
Preferred stock, without par value - 5,000,000 total shares authorized
7% Series A Preferred stock - $25 per share liquidation preference
Authorized - no shares at December 31, 2024 and 3,500,000 shares at December 31, 2023
Issued and outstanding - no shares at December 31, 2024 and 2,081,800 shares at December 31, 2023	—	50,221
6% Series B Preferred stock - $1,000 per share liquidation preference
Authorized - 125,000 shares
Issued and outstanding - 125,000 shares (equivalent to 5,000,000 depositary shares)	120,844	120,844
6% Series C Preferred stock - $1,000 per share liquidation preference
Authorized - 200,000 shares
Issued and outstanding - 196,181 shares (equivalent to 7,847,233 depositary shares)	191,084	191,084
8.25% Series D Preferred stock - $1,000 per share liquidation preference
Authorized - 300,000 shares
Issued and outstanding - 142,500 shares (equivalent to 5,700,000 depositary shares)	137,459	137,459
7.625% Series E Preferred stock - $1,000 per share liquidation preference
Authorized - 230,000 shares
Issued and outstanding - 230,000 shares (equivalent to 9,200,000 depositary shares)	222,748	—
Retained earnings	1,330,995	1,063,599
Accumulated other comprehensive loss	(133)	(2,488)
Total shareholders' equity	2,243,310	1,701,084
Total liabilities and shareholders' equity	$18,805,732	$16,952,516

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Income

Years Ended December 31, 2024, 2023 and 2022

(In thousands, except share data)

	Year Ended December 31,
	2024	2023	2022
Interest Income
Loans	$1,113,397	$959,714	$451,973
Mortgage loans in process of securitization	14,488	12,652	8,407
Investment securities:
Available for sale	57,480	21,621	2,807
Held to maturity	90,075	69,983	12,382
FHLB stock and other equity securities (dividends)	9,372	2,205	1,220
Other	17,908	11,623	4,044
Total interest income	1,302,720	1,077,798	480,833
Interest Expense
Deposits	660,357	577,210	149,645
Short-term borrowings	84,698	23,726	8,296
Long-term borrowings	35,045	28,791	4,341
Total interest expense	780,100	629,727	162,282
Net Interest Income	522,620	448,071	318,551
Provision for credit losses	24,278	40,231	17,295
Net Interest Income After Provision for Credit Losses	498,342	407,840	301,256
Noninterest Income
Gain on sale of loans	62,275	48,183	64,150
Loan servicing fees, net	43,673	26,198	30,198
Mortgage warehouse fees	5,539	7,701	5,394
Losses on sale of investments available for sale (includes $(108), $0 and $0, respectively, related to accumulated other comprehensive loss reclassifications)	(108)	—	—
Syndication and asset management fees	19,693	12,355	9,493
Other income	17,040	20,231	16,701
Total noninterest income	148,112	114,668	125,936
Noninterest Expense
Salaries and employee benefits	130,723	108,181	89,085
Loan expense	3,767	3,409	4,703
Occupancy and equipment	8,991	9,220	8,169
Professional fees	16,229	12,704	9,065
Deposit insurance expense	26,158	13,582	3,463
Technology expense	7,819	6,515	5,282
Credit risk transfer premium expense	6,320	—	—
Other expense	23,805	20,990	16,283
Total noninterest expense	223,812	174,601	136,050
Income Before Income Taxes	422,642	347,907	291,142
Provision for income taxes (includes $26, $0 and $0, respectively, of income tax benefit related to accumulated other comprehensive loss reclassifications)	102,256	68,673	71,421
Net Income	$320,386	$279,234	$219,721
Dividends on preferred stock	(34,909)	(34,670)	(25,983)
Impact of preferred stock redemption	(1,823)	—	—
Net Income Allocated to Common Shareholders	283,654	244,564	193,738
Basic Earnings Per Share	$6.32	$5.66	$4.49
Diluted Earnings Per Share	$6.30	$5.64	$4.47
Weighted-Average Shares Outstanding
Basic	44,855,100	43,224,042	43,164,477
Diluted	45,004,786	43,345,799	43,316,904

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2024, 2023 and 2022

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net Income	$320,386	$279,234	$219,721
Other Comprehensive Income (Loss):
Net unrealized gains/(losses) on investment securities available for sale, net of tax expense/(benefit) of $(712), $(2,750) and $3,022, respectively	2,273	8,033	(9,067)
Add: Reclassification adjustment for losses included in net income, net of tax benefit of $26, $0 and $0, respectively	82	—	—
Other comprehensive income (loss) for the period	2,355	8,033	(9,067)
Comprehensive Income	$322,741	$287,267	$210,654

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2024, 2023 and 2022

(In thousands, except share data)

	Year Ended December 31,
	2024		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance beginning of period	43,242,928	$140,365	43,113,127	$137,781	43,180,079	$137,565
Repurchase of common stock	-	-	-	-	(165,037)	(1,761)
Cash paid in lieu of fractional shares for stock split	-	-	-	-	(29)	(1)
Distribution to employee stock ownership plan	23,414	997	33,293	810	20,709	653
Issuance of common stock, net of $5.5 million in offering expenses	2,400,000	97,655	-	-	-	-
Shares issued for stock compensation plans, net of taxes withheld to satisfy tax obligations	100,824	1,296	96,508	1,774	77,405	1,325
Balance end of period	45,767,166	240,313	43,242,928	140,365	43,113,127	137,781

7% Series A Preferred Stock
Balance beginning of period	2,081,800	50,221	2,081,800	50,221	2,081,800	50,221
Redemption of 7% Series A preferred stock	(2,081,800)	(50,221)	-	-	-	-
Balance end of period	-	-	2,081,800	50,221	2,081,800	50,221

6% Series B Preferred Stock
Balance beginning and end of period	125,000	120,844	125,000	120,844	125,000	120,844

6% Series C Preferred Stock
Balance beginning and end of period	196,181	191,084	196,181	191,084	196,181	191,084

8.25% Series D Preferred Stock
Balance beginning of period	142,500	137,459	142,500	137,459	-	-
Issuance of 8.25% Series D preferred stock, net of $5.0 million in offering expenses	-	-	-	-	142,500	137,459
Balance end of period	142,500	137,459	142,500	137,459	142,500	137,459

7.625% Series E Preferred Stock
Balance beginning of period	-	-	-	-	-	-
Issuance of 7.625% Series E preferred stock, net of $7.3 million in offering expenses	230,000	222,748	-	-	-	-
Balance end of period	230,000	222,748	-	-	-	-

Retained Earnings
Balance beginning of period		1,063,599		832,871		657,149
Net income		320,386		279,234		219,721
Impact from adoption of ASU 2016-13 (Credit Losses)		-		-		(3,648)
Impact from adoption of ASU 2016-02 (Leases)		-		-		(110)
Dividends on 7% Series A preferred stock, $1.75 per share, annually		(910)		(3,643)		(3,643)
Dividends on 6% Series B preferred stock, $60.00 per share, annually		(8,669)		(7,500)		(7,500)
Dividends on 6% Series C preferred stock, $60.00 per share, annually		(11,772)		(11,771)		(11,772)
Dividends on 8.25% Series D preferred stock, $82.50 per share, annually		(11,756)		(11,756)		(3,068)
Dividends on 7.625% Series E preferred stock, $76.25 per share, annually		(1,802)		-		-
Dividends on common stock, $0.36 per share, annually in 2024, $0.32 per share, annually in 2023 and $0.28 per share, annually in 2022		(16,258)		(13,836)		(12,084)
Repurchase of common stock		-		-		(2,174)
Impact of 7% Series A preferred stock redemption		(1,823)		-		-
Balance end of period		1,330,995		1,063,599		832,871

Accumulated Other Comprehensive Loss
Balance beginning of period		(2,488)		(10,521)		(1,454)
Other comprehensive income (loss)		2,355		8,033		(9,067)
Balance end of period		(133)		(2,488)		(10,521)

Total shareholders' equity		$2,243,310		$1,701,084		$1,459,739

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Cash Flows

Years Ended December 31, 2024, 2023 and 2022

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income	$320,386	$279,234	$219,721
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,014	2,852	2,485
Provision for credit losses	24,278	40,231	17,295
Deferred income tax, net	4,630	(2,442)	4,731
Loss on sale of securities	108	—	—
Gain on sale of loans	(62,275)	(48,183)	(64,150)
Proceeds from sales of loans	29,369,459	22,136,235	25,773,056
Loans and participations originated and purchased for sale	(30,067,696)	(22,713,037)	(25,342,944)
Proceeds from sale of low-income housing tax credits	25,767	9,334	13,604
Purchases of low-income housing tax credits for sale	(96,017)	(67,683)	(39,699)
Change in servicing rights for paydowns and fair value adjustments	(12,808)	3,059	(8,776)
Net change in:
Mortgage loans in process of securitization	(317,607)	43,595	415,045
Other assets and receivables	(20,781)	(85,181)	(37,264)
Other liabilities	(12,981)	41,516	20,778
Other	7,245	4,068	1,892
Net cash (used in) provided by operating activities	(835,278)	(356,402)	975,774
Investing activities:
Net change in securities purchased under agreements to resell	1,790	115	2,424
Purchases of securities available for sale	(784,238)	(1,291,874)	(51,197)
Purchases of securities held to maturity	(155,268)	(293,268)	(1,252,793)
Purchases of other equity securities	(30,000)	—	—
Proceeds from the sale of securities available for sale	9,983	1,516	11,379
Proceeds from calls, maturities and paydowns of securities available for sale	897,336	489,602	13,988
Proceeds from calls, maturities and paydowns of securities held to maturity	229,451	208,129	133,715
Purchases of loans	(108,620)	(358,462)	(551,091)
Net change in loans receivable	(671,367)	(2,047,806)	(1,929,569)
Proceeds from loans held for sale previously classified as loans receivable	77,931	65,768	788,848
Purchase of FHLB stock	(139,620)	(9,448)	(10,326)
Proceeds from sale of FHLB stock	394	—	784
Purchases of premises and equipment	(18,391)	(7,528)	(6,761)
Purchases of servicing rights	—	—	(2,057)
Purchase of limited partnership interests	(23,301)	(18,762)	(14,590)
Net cash paid on sale of branches	(170,594)	—	—
Other investing activities	10,239	1,937	4,395
Net cash used in investing activities	(874,275)	(3,260,081)	(2,862,851)
Financing activities:
Net change in deposits	(1,911,648)	3,990,115	1,088,732
Proceeds from borrowings	166,316,878	95,570,319	65,777,538
Repayment of borrowings	(162,866,240)	(95,700,385)	(65,885,100)
Proceeds from notes payable	6,878	64,922	4,000
Repayments on notes payable	—	(21,000)	—
Proceeds from credit linked notes	—	153,546	—
Repayment of credit linked notes	(36,319)	(34,270)	—
Proceeds from issuance of common stock	97,655	—	—
Proceeds from issuance of preferred stock	222,748	—	137,459
Redemption of preferred stock	(52,044)	—	—
Funds disbursed for future redemption of Series B preferred stock	(125,000)	—	—
Repurchase of common stock	—	—	(3,935)
Dividends	(51,167)	(48,506)	(38,067)
Net cash provided by financing activities	1,601,741	3,974,741	1,080,627
Net Change in Cash and Cash Equivalents	(107,812)	358,258	(806,450)
Cash and Cash Equivalents, Beginning of Period	584,422	226,164	1,032,614
Cash and Cash Equivalents, End of Period	$476,610	$584,422	$226,164
Supplemental Cash Flows Information:
Interest paid	$789,047	$609,689	$140,365
Income taxes paid, net of refunds	79,578	67,388	66,508
Change in ROU assets due to lease renegotiation	(1,063)	—	—
ROU assets obtained in exchange for new operating lease liabilities	1,337	1,113	5,535
Transfer of loans to other real estate owned	6,285	—	—
Liabilities accrued for additions in premises and equipment	2,421	—	—
Securities received in securitization of loans sold	534,538	—	—
Beneficial interests received in exchange for LIHTC's sold	38,793	—	—
Transfer of loans from loans held for sale to loans receivable	118,000	377,460	—
Transfer of loans from loans receivable to loans held for sale	612,469	65,768	788,849

See Notes to Consolidated Financial Statements

Merchants Bancorp

Notes to Consolidated Financial Statements

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The accompanying consolidated financial statements include the accounts of Merchants Bancorp, a registered bank holding company (the “Company”) and its wholly owned subsidiaries, Merchants Bank, FMBI (whose branches were sold to unaffiliated third parties and its remaining charter collapsed into Merchants Bank on January 26, 2024), and MAM. Merchants Bank’s primary operating subsidiaries include MCC, MCS, and MCI. All direct and indirectly owned subsidiaries owned by Merchants Bancorp are collectively referred to as the “Company.”

Merchants Bank operates under an Indiana state bank charter and provides full banking services. As a state bank and non-Federal Reserve member, it is subject to the regulation of the IDFI and the FDIC. The Company is further subject to regulations of the Federal Reserve governing bank holding companies. Merchants Bank operates nationally through online banking and from seven depository branches in Indiana, including Lynn, Spartanburg, Richmond, Carmel and Indianapolis. Merchants Bank generates multi-family, commercial, mortgage and consumer loans and also receives deposits from warehouse custodial customers and from retail customers located primarily in Hamilton, Marion, Wayne, Randolph and surrounding counties in Indiana. Merchants Bank’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Merchants Bank’s Mortgage Warehousing segment funds and participates in single-family and multi-family, agency eligible loans across the nation.

Prior to the sale of its branches, and merger of its remaining charter into Merchants Bank, on January 26, 2024, FMBI operated under an Illinois state bank charter and provided full banking services. As a state bank and non-Federal Reserve member, it was subject to the regulation of the IDFPR and the FDIC. FMBI operated from four offices located in Joy, Paxton, Melvin, and Piper City, Illinois.

MCC is primarily engaged in mortgage banking, specializing in lending for multi-family rental properties and healthcare facilities. It is an FHA approved mortgagee and a Ginnie Mae, Fannie Mae Affordable, and Freddie Mac issuer. It is also a fully integrated syndicator of low-income housing tax credit and debt funds.

Sale of Farmers-Merchants Bank of Illinois branches

On September 7, 2023, the Company entered into an agreement with Bank of Pontiac to sell its FMBI branch locations in Paxton, Melvin, and Piper City, Illinois, and into an agreement with CBI Bank & Trust, to sell its FMBI branch located in Joy, Illinois.

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

Total assets and liabilities of approximately $60.8 million and $230.6 million, respectively, were sold. A net gain of $715,000 was recognized from the transaction, which included a $10.1 million deposit premium and the extinguishment of $7.8 million in goodwill and $0.5 million in intangibles in 2024.

Principles of Consolidation

The consolidated financial statements as of and for the years ended December 31, 2024, 2023 and 2022 include results from the Company, and its wholly owned subsidiaries, Merchants Bank, FMBI (until its branches were sold and its bank charter merged into Merchants Bank on January 26, 2024), and MAM. Also included are Merchants Bank’s primary operating subsidiaries, MCC, MCS and MCI, as well as all direct and indirectly owned subsidiaries owned by Merchants Bancorp.

Merchants Bancorp

Notes to Consolidated Financial Statements

During 2022, Merchants Foundation, Inc., a nonprofit corporation, was incorporated and its results are consolidated with the Company’s consolidated financial statements in all periods presented.

In addition, when the Company makes an equity investment in or has a relationship with an entity for which it holds a variable interest, it is evaluated for consolidation requirements under ASC Topic 810. Accordingly, the Company assesses the entities for potential consolidation as a VIE and would only consolidate those entities for which it is a primary beneficiary. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the entity, and an interest that could be significant to the entity. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size and form of the Company’s involvement with the entity are evaluated. Alternatively, under the voting interest model, it would only consolidate those entities for which it has a controlling interest.

In May 2023, the Company acquired a variable interest in an investment for which it is the primary beneficiary of, and its results have been consolidated since the date of acquisition. Additionally, the Company has certain variable interest investments that it was deemed not to be a primary beneficiary of as of December 31, 2024 and December 31, 2023. These VIEs are not consolidated and the equity method or proportional amortization method of accounting has been applied. The Company will analyze whether the primary beneficiary designation has changed through triggering events on a prospective basis. Changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment. See Note 12: Variable Interest Entities (VIEs) for additional information about VIEs.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

At December 31, 2024, the Company’s cash accounts exceeded federally insured limits by approximately $461.7 million. Included in this amount is approximately $324.6 million with the Federal Reserve and $93.4 million with the FHLBI, and $1.8 million with the FHLBC.

At December 31, 2023, the Company’s cash accounts exceeded federally insured limits by approximately $564.5 million. Included in this amount is approximately $510.2 million with the Federal Reserve and $5.8 million with the FHLBI, and $156,000 with the FHLBC.

Securities purchased under agreements to resell

Securities purchased pursuant to a simultaneous Reverse Repurchase Agreement to resell the same securities at a specified price and date generally have maturity dates of 90 days or less and are carried at cost. Every 90 days the Reverse Repurchase Agreements rollover.

Merchants Bancorp

Notes to Consolidated Financial Statements

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

Investment Securities

Securities held to maturity are carried at amortized cost when the Company has the positive intent and ability to hold to maturity. Securities not classified as held to maturity or trading are classified as “available for sale” and recorded at fair value. If fair value option is not elected, unrealized gains and losses are excluded from earnings and reported in other comprehensive (loss). For securities available for sale utilizing the fair value option, the Company measures the securities at fair value and changes are recognized in current period income. The securities are held with the intent that the gains or losses will offset changes in the fair value of other financial instruments. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Regular assessments are performed on securities available for sale to confirm there are no expected credit losses that would require an allowance for credit losses to be established in accordance with FASB ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of CECL. Securities held to maturity generally require an allowance for lifetime expected credit losses when the security is purchased. Management considers several factors when making such estimates, including issuer bond ratings, historical loss rates for given bond ratings, the financial condition of the issuer, and whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, among others.

For securities available for sale with an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit-related is recognized in AOCL, net of tax. Credit-related impairment is recognized as an ACL for securities available for sale on the consolidated balance sheets, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Accrued interest receivable is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company expects, or is required, to sell an impaired security available for sale before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation.

For other equity securities, the Company reports the carrying value utilizing the measurement alternative election, reflecting any impairments or other adjustments if observable price changes occur for identical or similar investments of the same issuer.

Loans Held for Sale under Mortgage Banking Activities

The Company uses participation agreements to fund mortgage loans held for sale from closing or purchase until sold to an investor. Under a participation agreement the Company elects to purchase a participation interest of up to 100% in individual loans. The Company shares proportionately in the interest income and the credit risk until the loan is sold to an investor. The Company holds the collateral until it is sent under a bailee arrangement to the investor. Typical investors are large financial institutions or government agencies. These loans are typically carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance and included in noninterest income.

For all loans held for sale, interest earned from the time of funding to the time of sale is accrued and recognized as interest income. Gain on loan sales are recorded in noninterest income.

The gain on sale of loans in the statement of income may include placement and origination fees, capitalized servicing rights, trading gains and losses and other related income or expense.

Merchants Bancorp

Notes to Consolidated Financial Statements

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost at their outstanding principal balances, adjusted for unearned income, charge-offs, the ACL-Loans, any unamortized deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans.

For loans at amortized cost, interest income is accrued based on the unpaid principal balance.

The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest separately from the related loan balance in the consolidated balance sheets. Accrued interest on loans totaled $51.9 million and $60.4 million at December 31, 2024 and December 31, 2023, respectively.

The Company also elected not to measure an allowance for credit losses for accrued interest receivables. The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past-due status is based on contractual terms of the loan. Loans may be placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest subsequently collected on these loans is applied to the principal balance until the loan can be returned to an accrual status, which is no less than six months. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The Company offers mortgage warehouse repurchase agreements to third parties to fund mortgage loans held for sale from closing until sale to an investor. Under a warehousing arrangement, the Company funds a mortgage loan as secured financing. The warehousing arrangement is secured by the underlying mortgages and a combination of deposits, personal guarantees, and advance rates, and may be cross-collateralized with other loans. The Company typically holds the collateral until it is sent under a bailee arrangement instructing the investor to send proceeds to the Company. Typical investors are large financial institutions or government agencies. Interest earned from the time of funding to the time of sale is recognized as interest income as accrued. Warehouse fees are accrued as noninterest income.

ACL-Loans

The Company adopted CECL on January 1, 2022. CECL replaced the previous “Allowance for Loan and Lease Losses” standard for measuring credit losses on an incurred basis. Upon adoption of CECL, the difference in the two measurements was recorded in the ACL-Loans and retained earnings.

The ACL-Loans is the Company’s estimate of current expected life of loan credit losses. Loans receivable is presented net of the allowance to reflect the principal balance expected to be collected over the contractual term of the loans. This life of loan allowance is established through a provision for credit losses included in net interest income after provision for credit losses as loans are recorded in the financial statements. The provision for a reporting period also reflects increases or decreases in the allowance related to changes in credit loss expectations. Actual credit losses are charged against the allowance when management believes the loan balance, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

The ACL-Loans is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans considering relevant available information from internal and external sources, including historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the

Merchants Bancorp

Notes to Consolidated Financial Statements

borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The allowance also incorporates reasonable and supportable forecasts. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The level of the ACL-Loans is believed to be adequate to absorb expected future losses in the loan portfolio as of the measurement date.

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

ACL-OBCEs

The allowance for credit losses on OBCEs is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. It is reported in other liabilities on the consolidated balance sheets. No allowance is recognized if the Company has the unconditional right to cancel the obligation. OBCEs primarily consist of amounts available under outstanding lines of credit and letters of credit. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur, and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management’s best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. The allowance for OBCEs is adjusted through the statement of income as a component of provision for credit loss.

Merchants Bancorp

Notes to Consolidated Financial Statements

ACL-Guarantees

The allowance for credit losses on ACL-Guarantees is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk, resulting from a reimbursement and security agreement with Freddie Mac. This agreement was associated with the Company’s May 2022 securitization arrangement. The Company agreed to reimburse Freddie Mac for a first loss position in the underlying loan portfolio, not to exceed 12% of the unpaid principal amount of the loans comprising the securitization pool at settlement. The ACL – Guarantee is reported in other liabilities on the consolidated balance sheets and had a remaining balance of $0.8 million as of December 31, 2024. For the period of exposure, the estimate of expected credit losses considers both the likelihood that losses will occur and the amount of losses over the estimated remaining life of the guarantee. The likelihood and expected losses are based on historical loan loss experience from peers, as well as from similar loans in our ACL-Loans, for each class of loans. The amount of the allowance represents management’s best estimate of expected credit losses over the contractual life of the commitment. The ACL - Guarantees is adjusted through the statement of income as a component of provision for credit loss. Also see Note 5: Loans and Allowance for Credit Losses.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.

The estimated useful lives for premises and equipment are as follows:

Buildings	7 to 40	years
Leasehold improvements	2 to 11	years
Software and intangible assets	4 to 10	years
Furniture, fixtures, and equipment	3 to 15	years
Vehicles	5	years

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

Leases

The Company has operating leases for various locations with terms ranging from one to seven years. Operating leases are included in other assets and other liabilities on the consolidated balance sheets and lease expense for lease payments is recognized on a straight-line basis over the lease term. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the term. An ROU asset represents the right to use the underlying asset for the lease term and also includes any direct costs and payments made prior to lease commencement and excludes lease incentives. When an implicit rate is not available, an incremental borrowing rate based on the information available at commencement date is used in determining the present value of the lease payments. The Company elected not to separate non-lease components from lease components for its operating leases. A lease term may include an option to extend or terminate the lease when it is reasonably certain the option will be exercised. Renewal and termination options are considered when determining short-term leases. Leases are accounted for at the individual level.

FHLB Stock and Other Equity Securities

FHLB stock is a required investment for institutions that are members of a FHLB. The required investment in the common stock is based on a predetermined formula, carried at cost and evaluated for impairment.

The Company reports the carrying value of other equity securities utilizing the measurement alternative election, reflecting any impairments or other adjustments if observable price changes occur for identical or similar investments of the same issuer.

Merchants Bancorp

Notes to Consolidated Financial Statements

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are classified as other assets and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from other real estate.

Servicing Rights

Servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. The Company has elected to initially and subsequently measure the servicing rights for loans using the fair value method. Under the fair value method, the servicing rights are carried on the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.

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

Other Assets

Investment in Low-Income Housing Tax Credit Limited Partnerships or LLC

The Company accounts for its investment in affordable housing tax credit limited partnerships or LLCs using the proportional amortization method described in FASB ASU 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Low-Income Housing Tax Credit Projects (A Consensus of the FASB Emerging Issues Task Force)”, which was updated in March 2023 and released as FASB ASU 2023-02. Under the proportional amortization method, an investor amortizes the initial cost of the investment to income tax expense in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the statement of income as a component of income tax expense. The investment in the limited partnerships or LLCs are included in other assets and unfunded commitments are grossed up in other liabilities in the consolidated balance sheets. During the years ended December 31, 2024, 2023, and 2022, the Company sold some of these assets to funds in which it is a general partner and, in some cases, holds a minority interest in the limited partnership or LLC.

Joint Ventures and Equity Method Accounting

The Company accounts for its investments in joint ventures according to ASU 2023-02 – Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional

Merchants Bancorp

Notes to Consolidated Financial Statements

Amortization Method. The investment in the limited partnerships or LLCs are included in other assets and unfunded commitments are grossed up in other liabilities on the consolidated balance sheets.

Intangible Assets

Until the sale of its FMBI branches in January 2024, intangible assets, which included licenses and trade names, were amortized over a period ranging from 84 to 120 months using a straight-line method of amortization. Customer list intangible assets were amortized over 21 months using a straight-line method of amortization. Also included were core deposit intangibles that are amortized over a 10-year period using the accelerated sum of the years digits method of amortization. The only intangible asset remaining as of December 31, 2024 is a trade name that is being amortized over 120 months using a straight-line method of amortization. The balance of intangible assets are no longer material and therefore included in other assets. On a periodic basis, the Company evaluates events and circumstances that may indicate a change in the recoverability of the carrying value.

Freestanding Credit Enhancements

Freestanding credit enhancements, such as credit default swaps that qualify for a scope exception under ASC 815 - Derivatives and Hedging, are used to mitigate credit risk on certain loans included in identified reference pools. These instruments are accounted for separately from the loans they protect. The Company does not offset its estimate of expected credit losses with potential recoveries from these enhancements. This ensures that the ACL-Loans reflects the Company's own credit risk exposure. Instead, any expected recoveries are recognized as separate assets and measured using assumptions consistent with the loss estimate for the protected loans. These enhancements are recognized in other assets and other noninterest income when the criteria for recognition are met. The nature, terms, and additional details on these enhancements are described in Note 11: Other Assets and Receivables.

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

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2021.

The Company recognizes interest and penalties, if any, as other noninterest expense.

The Company files consolidated income tax returns with its subsidiaries.

Merchants Bancorp

Notes to Consolidated Financial Statements

Earnings Per Share

Basic earnings per share is the Company’s net income available to common shareholders, which represents net income less dividends paid or payable to preferred stock shareholders and previously capitalized issuance expenses related to preferred share redemptions, if any, divided by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is calculated in the same manner as basic earnings per share, but also reflects the issuance of additional common shares that would have been dilutive if such shares had been outstanding, as well as any adjustment to income that would result from the assumed issuance.

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

In 2020, the Company established an ESOP to provide certain benefits for all employees who meet certain requirements.

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

Comprehensive Income (Loss)

Comprehensive income consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) and accumulated other comprehensive loss consist of unrealized appreciation (depreciation) on available for sale investment securities and reclassification adjustments for investment gains/(losses) on the sale of available for sale investment securities.

Merchants Bancorp

Notes to Consolidated Financial Statements

Derivative Financial Instruments

The Company enters into non-hedging designated, derivative financial instruments as part of its interest rate and credit risk management strategies. These derivative financial instruments consist primarily of interest rate locks, forward sale commitments, interest rate swaps, put options, interest rate floor contracts, and credit default swaps. These derivative instruments are recorded on the consolidated balance sheets, as either an asset or liability, at their fair value. Changes in fair value of all derivatives are recognized in noninterest income on the consolidated statements of income with the exception of the credit default swaps that are recognized in noninterest expense on the consolidated statements of income. The Company also offers interest rate swaps to some customers and enters an offsetting contract with a third-party dealer. These derivatives generally work together as an economic interest rate hedge, but the Company does not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability are recorded as either a charge or credit to current earnings during the period in which the changes occurred, typically resulting in no net earnings impact.

New Accounting Pronouncements Not Yet Adopted

The Company continually monitors potential FASB accounting pronouncement and SEC release changes. The following pronouncements and releases have been deemed to have the most applicability to the Company’s consolidated financial statements:

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

The updates in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. An entity shall apply the ASU on a prospective basis to financial statements for annual periods beginning after the effective date. The Company does not expect it to have a material impact on the Company’s financial position or results of operations.

FASB ASU 2024-03 - Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

In November 2024, the FASB issued an ASU update which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the face of our consolidated statements of income.

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

Note 2: Restriction on Cash and Due From Banks

On March 26, 2020, the Federal Reserve reduced all banks’ reserve requirements to 0%. The effective reserve requirement has remained at 0% as of December 31, 2024 and 2023.

Included in cash equivalents is an account restricted as collateral for the potential risk of loss on senior credit linked notes issued by the Company in March 2023. The balance of the notes as of December 31, 2024 and 2023 was $87.6 million and $123.9 million. As of December 31, 2024 and 2023, there was $33.5 million and $36.4 million, respectively, in restricted cash held in a separate account included in the total of interest-earning demand accounts on the consolidated balance sheets. Also see Note 14: Borrowings.

Merchants Bancorp

Notes to Consolidated Financial Statements

Note 3: Investment Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities available for sale and held to maturity were as follows:

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available for sale:
Treasury notes	$89,898	$108	$—	$90,006
Federal agencies	253,218	—	282	252,936
Mortgage-backed - Government Agency (2) - multi-family	1,162	—	—	1,162
Mortgage-backed - Non-Agency residential - fair value option (1)	430,779	—	—	430,779
Mortgage-backed - Agency - residential - fair value option (1)	205,167	—	—	205,167
Total securities available for sale	$980,224	$108	$282	$980,050
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$592,053	$—	$1,162	$590,891
Mortgage-backed - Non-Agency - residential	526,242	1,871	75	528,038
Mortgage-backed - Non-Agency - healthcare	534,538	374	—	534,912
Mortgage-backed - Agency - multi-family	11,853	—	1,020	10,833
Total securities held to maturity	$1,664,686	$2,245	$2,257	$1,664,674

FHLB and other equity securities (3)	$217,804

(1)	Fair value option securities represent securities which the Company has elected to carry at fair value with changes in the fair value recognized in earnings as they occur.
(2)	Agency includes government sponsored entities, such as Fannie Mae, Freddie Mac, Ginnie Mae, FHLB, and FCB.
(3)	The Company reports the carrying value utilizing the measurement alternative election, reflecting any impairments or other adjustments if observable price changes occur for identical or similar investments of the same issuer.

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available for sale:
Treasury notes	$129,261	$45	$338	$128,968
Federal agencies	250,731	—	2,976	247,755
Mortgage-backed - Government Agency (2) - multi-family	14,465	5	3	14,467
Mortgage-backed - Non-Agency residential - fair value option (1)	485,500	—	—	485,500
Mortgage-backed - Agency - residential - fair value option (1)	236,997	—	—	236,997
Total securities available for sale	$1,116,954	$50	$3,317	$1,113,687
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$719,662	$—	$415	$719,247
Mortgage-backed - Non-Agency - residential	472,539	973	418	473,094
Mortgage-backed - Agency - multi-family	12,016	—	822	11,194
Total securities held to maturity	$1,204,217	$973	$1,655	$1,203,535

(1)	Fair value option securities represent securities which the Company has elected to carry at fair value with changes in the fair value recognized in earnings as they occur.
(2)	Agency includes government sponsored entities, such as Fannie Mae, Freddie Mac, Ginnie Mae, FHLB, and FCB.

Merchants Bancorp

Notes to Consolidated Financial Statements

Accrued interest on securities available for sale totaled $4.9 million at December 31, 2024 and $6.7 million at December 31, 2023, respectively, and is excluded from the estimate of credit losses.

Accrued interest on securities held to maturity totaled $5.8 million at December 31, 2024 and $5.8 million at December 31, 2023, respectively, and is excluded from the estimate of credit losses.

The amortized cost and fair value of securities available for sale at December 31, 2024 and 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2024
	Amortized	Fair
	Cost	Value

Securities available for sale:	(In thousands)
Within one year	$89,898	$90,006
After one through five years	253,218	252,936
	343,116	342,942
Mortgage-backed - Agency - multi-family	1,162	1,162
Mortgage-backed - Non-Agency residential - fair value option	430,779	430,779
Mortgage-backed - Agency - residential - fair value option	205,167	205,167
	$980,224	$980,050
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$592,053	$590,891
Mortgage-backed - Non-Agency - residential	526,242	528,038
Mortgage-backed - Non-Agency - healthcare	534,538	534,912
Mortgage-backed - Agency - multi-family	11,853	10,833
	$1,664,686	$1,664,674

During the year ended December 31, 2024, the Company received proceeds of $10.0 million and recognized a net loss of $108,000 from sales of securities available for sale. The $108,000 net loss consisted of $10,000 in gains and $118,000 of losses. During the year ended December 31, 2023, proceeds from sales of securities available for sale were $1.5 million, and the net gain was inconsequential.

The carrying value of securities pledged as collateral, to secure borrowings, public deposits and for other purposes, was $1.5 billion and $1.1 billion at December 31, 2024 and 2023, respectively.

Certain investments in securities available for sale are reported in the consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at December 31, 2024 and 2023 was $252.9 million (nine positions) and $263.4 million (28 positions), respectively, which is approximately 26%, and 24%, respectively, of the Company’s available for sale investment portfolio.

Certain investments in securities held to maturity are reported in the consolidated financial statements at amortized cost. The amortized cost of these investments that were reported at more than their fair value at December 31, 2024 and 2023 totaled $642.6 million (eight positions) and $779.3 million (eight positions), respectively, which is approximately 39% and 65%, respectively, of the Company’s held to maturity investment portfolio.

Merchants Bancorp

Notes to Consolidated Financial Statements

The following tables show the Company’s gross unrealized losses and fair value of the Company’s investment securities with unrealized losses for which an ACL has not been recorded, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024 and 2023:

December 31, 2024
12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

(In thousands)
Securities available for sale:
Federal agencies	$252,936	$282	$—	$—	$252,936	$282

	December 31, 2023
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Securities available for sale:
Treasury notes	$3,052	$6	$32,080	$332	$35,132	$338
Federal agencies	60,541	189	167,213	2,787	227,754	2,976
Mortgage-backed - Agency - multi-family	364	1	186	2	550	3
	$63,957	$196	$199,479	$3,121	$263,436	$3,317

Allowance for Credit Losses

For securities available for sale with an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit related factors. Any impairment that is not credit-related is recognized in accumulated other comprehensive loss, net of tax. Credit-related impairment is recognized as an ACL for securities available for sale on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Accrued interest receivable is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company expects, or is required, to sell an impaired security available for sale before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation.

In evaluating securities available for sale in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized losses on the Company’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. There were no credit-related factors underlying unrealized losses on available for sale debt securities at December 31, 2024 and 2023.

Securities held to maturity are primarily comprised of non-agency mortgage-backed senior securities secured by multi-family, single-family or healthcare properties, and agency mortgage-backed securities secured by multi-family properties. The agency securities held to maturity are Ginnie Mae mortgage-backed securities and backed by the full faith and credit of the U.S. government and have an implicit or explicit government guarantee. Accordingly, no allowance for credit losses has been recorded for these securities. As of December 31, 2024, the non-agency securities, including investment grade of $526.2 million and non-rated of $1.1 billion, were purchased under securitization arrangements where a credit loss component was purchased by third party investors. Additional qualitative factors are evaluated, including the timeliness of principal and interest payments under the contractual terms of the securities, as

Merchants Bancorp

Notes to Consolidated Financial Statements

well as the investment ratings assigned to the securities by third parties and their qualification to be pledged to FHLB as collateral. Accordingly, no allowance for credit losses has been recorded for the non-agency securities.

Note 4: Mortgage Loans in Process of Securitization

Mortgage loans in process of securitization are recorded at fair value with changes in fair value recorded in earnings. These include multi-family rental real estate loan originations to be sold as Ginnie Mae mortgage-backed securities and Fannie Mae and Freddie Mac participation certificates, all of which are pending settlement with firm investor commitments to purchase the securities, typically occurring within 30 days. The aggregate positive fair value adjustment recorded in mortgage loans in process of securitization was $4.1 million and $0.8 million as of December 31, 2024 and 2023, respectively.

Note 5: Loans and Allowance for Credit Losses on Loans

Loan Portfolio Summary

Loans receivable at December 31, 2024 and 2023, include:

	December 31,	December 31,
	2024	2023

	(In thousands)

Mortgage warehouse repurchase agreements	$1,446,068	$752,468
Residential real estate(1)	1,322,853	1,324,305
Multi-family financing	4,624,299	4,006,160
Healthcare financing	1,484,483	2,356,689
Commercial and commercial real estate(2)(3)	1,476,211	1,643,081
Agricultural production and real estate	77,631	103,150
Consumer and margin loans	6,843	13,700
Loans Receivable	10,438,388	10,199,553
Less:
ACL - Loans	84,386	71,752

Loans Receivable, net	$10,354,002	$10,127,801
(1)	Includes $1.2 billion and $1.2 billion of All-in-One© first-lien home equity lines of credit at December 31, 2024 and 2023, respectively.
(2)	Includes $908.9 million and $1.1 billion of revolving lines of credit collateralized primarily by mortgage servicing rights as of December 31, 2024 and 2023, respectively.
(3)	Includes only $18.7 million and $8.4 million of non-owner occupied commercial real estate as of December 31, 2024 and 2023, respectively.

Risk characteristics applicable to each segment of the loan portfolio are described as follows.

Mortgage Warehouse Repurchase Agreements (MTG WHRA): Under its warehouse program, the Company provides warehouse financing arrangements to approved mortgage companies for their origination and sale of residential mortgage and multi-family loans. Loans secured by mortgages placed on existing 1-4 family dwellings may be originated or purchased and placed through each mortgage warehouse facility.

As a secured repurchase agreement, collateral pledged to the Company secures each individual mortgage until the mortgage company sells the loan in the secondary market. A traditional secured warehouse facility typically carries a base interest rate of the SOFR, or mortgage note rate, and a margin.

Risk is evident if there is a change in the fair value of mortgage loans originated by mortgage companies in warehouse, the sale of which is the expected source of repayment under a warehouse facility. However, the warehouse

Merchants Bancorp

Notes to Consolidated Financial Statements

customers are required to hedge the change in value of these loans to mitigate the risk, typically through forward sales contracts.

Residential Real Estate Loans (RES RE): Real estate loans are secured by owner-occupied 1-4 family residences. Repayment of residential real estate loans is primarily dependent on the personal income of the borrowers. Credit risk for these loans is driven by the credit rating of the borrowers and property values. First-lien HELOC mortgages included in this segment typically carry a base interest rate of One-Year CMT, plus a margin.

Multi-family Financing (MF FIN): The Company specializes in originating multi-family financing that can be Market Rate or Affordable. The portfolio includes loans for construction, acquisition, refinance, or permanent financing. Loans are typically secured by real estate mortgages, assignment of LIHTCs, and/or equity interest in the underlying properties. All loans are assessed and reviewed at a minimum based on borrower strength/experience, historical property performance, market trends, projected financial performance with regards to intended strategy, and source of repayment. Independent third-party reports are used to ensure legal conformity and support valuations of the assets. Exit strategies and sources of repayment are provided through the secondary market via governmental programs, strategic refinances, LIHTC equity installments, and cashflow from the properties. Repayment of these loans depends on the successful operation of a business or property and the borrower’s cash flows. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economy in the related market area. These loans are well-collateralized and underwritten to agency guidelines. Loans included in this segment typically carry a base rate of 30-day SOFR that adjusts on a monthly basis, and a margin. The Company focuses on loan classes that are government backed or can be sold in the secondary market.

Healthcare Financing (HC FIN): The healthcare financing portfolio includes customized loan products for independent living, assisted living, memory care and skilled nursing projects. A variety of loan products are available to accommodate rehabilitation, acquisition, and refinancing of healthcare properties. Credit risk in these loans is primarily driven by local demographics and the expertise of the operators of the facilities. Repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent agency-eligible financing is obtained, as well as successful operation of a business or property and the borrower’s cash flows. These loans are well-collateralized and underwritten to agency guidelines. Loans included in this segment typically carry a base rate of 30-day SOFR that adjusts on a monthly basis, and a margin. The Company focuses on loan classes that are government backed or can be sold in the secondary market.

Commercial Lending and Commercial Real Estate Loans (CML & CRE): The commercial lending and commercial real estate portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions, as well as loans to commercial customers to finance land and improvements. It also includes lines of credit collateralized by mortgage servicing rights that are assessed for fair value quarterly at the Company’s request. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations. SBA loans are included in this category. Only 1% of total commercial and commercial real estate loans are made up of non-owner occupied commercial real estate loans.

Agricultural Production and Real Estate Loans (AG & AGRE): Agricultural production loans are generally comprised of seasonal operating lines of credit to grain farmers to plant and harvest corn and soybeans and term loans to fund the purchase of equipment. The Company also offers long-term financing to purchase agricultural real estate. Specific underwriting standards have been established for agricultural-related loans including the establishment of projections for each operating-year based on industry-developed estimates of farm input costs and expected commodity yields and prices. Operating lines are typically written for one year and secured by the crop and other farm assets as considered necessary. The Company is approved to sell agricultural loans in the secondary market through the Federal Agricultural Mortgage Corporation and uses this relationship to manage interest rate risk within the portfolio. Agricultural real estate loans included in this segment are typically structured with a one-year ARM, three-year ARM or five-year ARM CMT and a margin. Agriculture production, livestock, and equipment loans are structured with variable rates that are indexed to prime or fixed for terms not exceeding five years.

Consumer and Margin Loans (CON & MAR): Consumer loans are those loans secured by household assets. Margin loans are those loans secured by marketable securities. The term and maximum amount for these loans

Merchants Bancorp

Notes to Consolidated Financial Statements

are determined by considering the purpose of the loan, the margin (advance percentage against value) in all collateral, the primary source of repayment, and the borrower’s other related cash flow.

The following tables present, by loan portfolio segment, the activity in the ACL-Loans years ended December 31, 2024, 2023 and 2022:

	At or For the Year Ended December 31, 2024
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL - Loans
Balance, beginning of period	$2,070	$7,323	$26,874	$22,454	$12,243	$619	$169	$71,752
FMBI's ACL for loans sold	—	(55)	(186)	(2)	(92)	(246)	(12)	(593)
Provision for credit losses	1,746	(1,340)	33,674	(10,795)	276	166	(49)	23,678
Loans charged to the allowance	—	—	(5,282)	(3,095)	(2,210)	—	—	(10,587)
Recoveries of loans previously charged-off	—	14	46	—	76	—	—	136
Balance, end of period	$3,816	$5,942	$55,126	$8,562	$10,293	$539	$108	$84,386

The Company recorded a total provision for credit losses of $24.3 million for the year ended December 31, 2024. The $24.3 million provision for credit losses consisted of $23.7 million for the ACL-Loans as shown above, $2.2 million for the ACL-OBCEs, net of $1.0 million for the ACL-Guarantees for the release of reserves related to a loan securitization and $0.6 million for the release of FMBI’s ACL-Loans for loans sold.

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

The Company recorded a total provision for credit losses of $40.2 million for the year ended December 31, 2023. The $40.2 million provision for credit losses consisted of $37.5 million for the ACL-Loans as shown above, $2.7 million for the ACL-OBCEs.

	For the Year Ended December 31, 2022
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL - Loans
Balance, beginning of year	$1,955	$4,170	$14,084	$4,461	$5,879	$657	$138	$31,344
Impact of adopting CECL	41	275	520	139	(1,277)	(18)	21	(299)
Provision for credit losses	(747)	2,588	2,177	5,282	4,216	(74)	31	13,473
Loans charged to the allowance	—	(4)	—	—	(1,238)	—	(15)	(1,257)
Recoveries of loans previously charged off	—	—	—	—	746	—	7	753
Balance, end of year	$1,249	$7,029	$16,781	$9,882	$8,326	$565	$182	$44,014

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

Merchants Bancorp

Notes to Consolidated Financial Statements

The below tables present the amortized cost basis and ACL-Loans allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses as of December 31, 2024 and 2023:

	December 31, 2024
	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL-Loans Allocation

	(In thousands)
RES RE	$6,153	$—	$—	$6,153	$31
MF FIN	227,054	—	693	227,747	22,265
HC FIN	73,225	—	—	73,225	2,569
CML & CRE	8,125	1,447	629	10,201	358
AG & AGRE	—	6	—	6	1
Total collateral dependent loans	$314,557	$1,453	$1,322	$317,332	$25,224

There were no significant changes in the types of collateral securing the Company’s collateral dependent loans compared to December 31, 2023.

	December 31, 2023
	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL-Loans Allocation

	(In thousands)
RES RE	$1,557	$—	$3	$1,560	$21
MF FIN	46,575	—	—	46,575	521
HC FIN	73,909	—	—	73,909	6,289
CML & CRE	146	3,603	2,684	6,433	1,132
AG & AGRE	147	—	—	147	1
CON & MAR	—	—	3	3	—
Total collateral dependent loans	$122,334	$3,603	$2,690	$128,627	$7,964

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

Merchants Bancorp

Notes to Consolidated Financial Statements

The following tables present the credit risk profile of the Company’s loan portfolio based on internal risk rating category and origination year as of December 31, 2024 and 2023:

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total

	(In thousands)
MTG WHRA
Pass	$—	$—	$—	$—	$—	$—	$1,446,068	$1,446,068
Total	$—	$—	$—	$—	$—	$—	$1,446,068	$1,446,068
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
RES RE
Pass	$40,363	$30,750	$8,212	$6,181	$18,712	$6,210	$1,206,272	$1,316,700
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	22	—	—	203	5,928	6,153
Total	$40,363	$30,750	$8,234	$6,181	$18,712	$6,413	$1,212,200	$1,322,853
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
MF FIN
Pass	$1,028,288	$518,320	$419,723	$66,787	$5,460	$10,456	$2,109,707	$4,158,741
Special Mention	88,337	77,700	57,679	—	—	238	13,857	237,811
Substandard	18,884	105,553	76,093	2,550	—	—	24,667	227,747
Doubtful	—	—	—	—	—	—	—	—
Total	$1,135,509	$701,573	$553,495	$69,337	$5,460	$10,694	$2,148,231	$4,624,299
Charge-offs	$—	$870	$4,412	$—	$—	$—	$—	$5,282
HC FIN
Pass	$460,259	$112,223	$466,393	$—	$—	$—	$234,316	$1,273,191
Special Mention	32,547	—	8,900	—	—	—	96,620	138,067
Substandard	13,961	25,600	—	25,363	—	—	8,301	73,225
Total	$506,767	$137,823	$475,293	$25,363	$—	$—	$339,237	$1,484,483
Charge-offs	$—	$—	$—	$3,095	$—	$—	$—	$3,095
CML & CRE
Pass	$52,323	$45,999	$107,451	$48,903	$16,264	$18,216	$1,172,763	$1,461,919
Special Mention	—	—	2,331	1,633	—	52	75	4,091
Substandard	40	150	110	8,835	—	41	1,025	10,201
Doubtful	—	—	—	—	—	—	—	—
Total	$52,363	$46,149	$109,892	$59,371	$16,264	$18,309	$1,173,863	$1,476,211
Charge-offs	$—	$—	$253	$982	$—	$975	$—	$2,210
AG & AGRE
Pass	$17,328	$7,373	$4,676	$3,170	$8,790	$13,705	$22,583	$77,625
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	6	—	—	—	—	—	6
Total	$17,328	$7,379	$4,676	$3,170	$8,790	$13,705	$22,583	$77,631
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
CON & MAR
Pass	$326	$75	$18	$9	$—	$4,151	$2,264	$6,843
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$326	$75	$18	$9	$—	$4,151	$2,264	$6,843
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Pass	$1,598,887	$714,740	$1,006,473	$125,050	$49,226	$52,738	$6,193,973	$9,741,087
Total Special Mention	$120,884	$77,700	$68,910	$1,633	$—	$290	$110,552	$379,969
Total Substandard	$32,885	$131,309	$76,225	$36,748	$—	$244	$39,921	$317,332
Total Doubtful	$—	$—	$—	$—	$—	$—	$—	$—
Total Loans	$1,752,656	$923,749	$1,151,608	$163,431	$49,226	$53,272	$6,344,446	$10,438,388
Total Charge-offs	$—	$870	$4,665	$4,077	$—	$975	$—	$10,587

The table above does not include one multi-family loan, rated as Special Mention, totaling $17.4 million and classified as held for sale at December 31, 2024. The Company did not have any material revolving loans converted to term loans that were not re-underwritten at December 31, 2024.

Merchants Bancorp

Notes to Consolidated Financial Statements

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

The Company did not have any material revolving loans converted to term loans that were not re-underwritten at December 31, 2023.

Merchants Bancorp

Notes to Consolidated Financial Statements

Delinquent Loans

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2024 and 2023.

	December 31, 2024
	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)
MTG WHRA	$—	$—	$—	$—	$1,446,068	$1,446,068
RES RE	1,294	3,797	2,339	7,430	1,315,423	1,322,853
MF FIN	8,497	11,148	201,508	221,153	4,403,146	4,624,299
HC FIN	—	—	59,264	59,264	1,425,219	1,484,483
CML & CRE	596	688	3,047	4,331	1,471,880	1,476,211
AG & AGRE	73	—	12	85	77,546	77,631
CON & MAR	—	—	—	—	6,843	6,843
	$10,460	$15,633	$266,170	$292,263	$10,146,125	$10,438,388

The table above does not include one multi-family loan of $30.1 million and two residential real estate loans totaling $2.1 million, 30-59 days past due, and one residential real estate loan of $0.1 million, 90+ days past due, classified as held for sale at December 31, 2024.

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

The above tables do not include one multi-family loan, 30-59 days past due, classified as held for sale at December 31, 2023, totaling $16.5 million.

Nonperforming Loans

Nonaccrual loans, including modified loans to borrowers experiencing financial difficulty that have not met the six-month minimum performance criterion, are reported as nonperforming loans. For all loan classes, it is the Company’s policy to have any modified loans which are on nonaccrual status prior to being modified, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is doubtful under the terms of the loan agreement. Generally, this is at 90 days or more past due. The amount of interest income recognized on nonaccrual financial assets was inconsequential during the years ended December 31, 2024 and 2023.

Merchants Bancorp

Notes to Consolidated Financial Statements

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at December 31, 2024 and 2023.

	December 31,		December 31,
	2024		2023
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing

	(In thousands)
RES RE	$6,154	$—	$1,486	$894
MF FIN	201,508	—	39,608	—
HC FIN	69,001	—	28,783	7,216
CML & CRE	3,047	—	3,820	43
AG & AGRE	6	6	147	—
CON & MAR	—	—	3	15
	$279,716	$6	$73,847	$8,168

The table above does not include one residential real estate loan, classified as held for sale, on nonaccrual at December 31, 2024, totaling $0.1 million.

The Company did not have any nonperforming loans without an estimated ACL at December 31, 2024 or 2023.

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

The following table presents the amortized cost basis of loans at December 31, 2024 and 2023 that were both experiencing financial difficulty and modified during the year ended December 31, 2024 and 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	December 31, 2024				December 31, 2023
	Payment Delay	Term Extension	Total Class of Financing Receivable	% of Total Class of Financing Receivable	Payment Delay	Term Extension	Total Class of Financing Receivable	% of Total Class of Financing Receivable

	(In thousands)				(In thousands)
MF FIN	$40,398	$51,786	$92,184	2%	$—	$—	$—	—%
HC FIN	9,737	4,224	13,961	1%	—	—	—	—%
CML & CRE	—	—	—	—%	3,553	—	3,553	—%
Total	$50,135	$56,010	$106,145	1%	$3,553	$—	$3,553	—%

Merchants Bancorp

Notes to Consolidated Financial Statements

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty. Loans with risk classifications of Pass and Special Mention were part of the pooled loan ACL analysis. Loans classified as Substandard or worse were individually evaluated for impairment and specific reserves were established, if applicable. During the year ended December 31, 2024, no specific reserves were recorded on troubled loan modifications disclosed herein. The Company has committed to lend no additional amounts to the borrowers included in the table below.

December 31, 2024
	Term Extension	Payment Delay
Loan Type	Financial Effect	Financial Effect
MF FIN	Added a weighted average 23 months to the life of loans.	Forbearance average of 7 months.
HC FIN	Added a weighted average 12 months to the life of loans.	Forbearance average of 6 months.

December 31, 2023
	Term Extension	Payment Delay
Loan Type	Financial Effect	Financial Effect
CML & CRE		Forbearance average of 12 months.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months as of December 31, 2024:

		30 - 89 Days	90+ Days	Total
	Current	Past Due	Past Due	Loans

	(In thousands)
MF FIN	$78,519	$13,665	$—	$92,184
HC FIN	—	13,961	—	13,961
Total	$78,519	$27,626	$—	$106,145

Multi-family loans totaling $23.4 million that had prior forbearance modifications defaulted during the year ended December 31, 2024.

Foreclosures

There were $1.9 million and no residential loans in process of foreclosure as of December 31, 2024 and 2023.

Significant Loan Sales

Freddie Mac Q Series Securitization –2024 Activity

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Loan Sale and Securitization - 2024 Activity

On September 26, 2024, the Company completed a private securitization by which a $628.9 million portfolio of healthcare bridge loans were sold into a real estate mortgage investment conduit (“REMIC”) and ultimately sold to investors as securities. The Company retained a senior security for a total of $534.5 million and classified it as a security held to maturity. An unaffiliated, third-party institutional investor purchased the remaining subordinate interests and maintains the first-loss position on 15.0% of the losses in the loan portfolio. This transaction provided the Company an avenue to enhance capital efficiency and minimize credit risk on the balance sheet.

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

Freddie Mac Q Series Securitization - 2023 Activity

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

Loans Purchased

The Company purchased $108.6 million and $358.5 million of loans during the years ended December 31, 2024 and 2023, respectively.

Loan Guarantees

The Company holds instruments, in the normal course of business with customers, that are considered financial guarantees. Standby letters of credit guarantees are issued in connection with agreements made by customers to counterparties. Standby letters of credit are contingent upon failure of the customer to perform the terms of the underlying contract. Credit risk associated with the standby letters of credit is essentially the same as that associated with extending loans to customers and is subject to normal credit policies. The terms of these standby letters of credit range from less than one to nine years. These commitments are not recorded in the consolidated financial statements. The total for these guarantees at December 31, 2024 and 2023 was $204.7 million and $129.7 million, respectively.

Merchants Bancorp

Notes to Consolidated Financial Statements

Note 6: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2024	2023

	(In thousands)
Land	$8,016	$8,099
Buildings	28,200	29,291
Building and remodeling in progress	20,453	2,489
Leasehold improvements	1,017	352
Furniture, fixtures, equipment and software	14,335	13,321
Total cost	72,021	53,552
Accumulated depreciation	(13,404)	(11,210)
Net premises and equipment	$58,617	$42,342

Depreciation expense of $3.0 million, $2.9 million and $2.5 million was recorded for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company had an outstanding construction commitment related to expanding its headquarters of $7.9 million as of December 31, 2024.

Note 7: Loan Servicing

Mortgage and SBA loans serviced for others are not included on the accompanying consolidated balance sheets and include multi-family, single-family and SBA loans sold in the secondary market. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. Call protection is in place on certain multi-family loans to deter from prepayments on a 10-year sliding scale. The Company’s total servicing portfolio, primarily managed in the Multi-family Mortgage Banking segment, had an unpaid principal balance of $29.0 billion and $26.0 billion as of December 31, 2024 and 2023, respectively. Included in the December 31, 2024 and 2023 amounts, respectively, were unpaid principal balances of loans serviced for others of $17.6 billion and $15.3 billion, an unpaid principal balance of loans sub-serviced for others of $3.0 billion and $2.1 billion, and other servicing balances of $784.8 million and $721.1 million. The Company also manages $7.5 billion and $7.9 billion of loans for customers that have loans on the balance sheet at December 31, 2024 and 2023, respectively. The servicing portfolio is primarily Ginnie Mae, Fannie Mae, and Freddie Mac loans and is a significant source of our noninterest income and deposits.

The following summarizes the activity in servicing rights measured using the fair value method for the years ended December 31, 2024, 2023, and 2022:

	For the Year Ended
	December 31,
	2024	2023	2022

	(In thousands)
Balance, beginning of period	$158,457	$146,248	$110,348
Purchased servicing	—	513	—
Originated servicing	18,670	14,755	27,124
Paydowns	(9,901)	(7,621)	(10,985)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	22,709	4,562	19,761
Balance, end of period	$189,935	$158,457	$146,248

Contractually specified servicing fees for retained, purchased and sub-serviced loans were $30.9 million, $29.3 million, and $21.4 million for years ended December 31, 2024, 2023, and 2022, respectively.

In connection with certain loan servicing and sub-servicing agreements, the Company is to reconcile the payments received monthly on these loans, for principal and interest, taxes, insurance, and replacement reserves. The

Merchants Bancorp

Notes to Consolidated Financial Statements

funds are required to be maintained in separate trust accounts and not commingled with the Company’s general operating funds. At December 31, 2024 and 2023, the Company held restricted escrow funds for these loans at the Bank or other financial institution, amounting to $1.5 billion and $1.3 billion, respectively.

Note 8: Goodwill

Goodwill was $8.0 million and $15.8 million as of December 31, 2024 and 2023, respectively. The Company sold its FMBI branches in January 2024, resulting in the extinguishment of associated goodwill. As of December 31, 2024, the Company’s market capitalization exceeded its book value, despite stock market volatility, interest rates fluctuations and inflation concerns. Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets acquired. Goodwill is tested for impairment annually, or more frequently if events and circumstances exist that indicate a goodwill impairment test should be performed. Based upon management’s assessment and evaluation of goodwill at year-end, the likelihood that an impairment of the current carrying amount of goodwill has occurred is considered remote.

	2024				2023				2022
	Multi-family	Banking	Warehouse	Total	Multi-family	Banking	Warehouse	Total	Multi-family	Banking	Warehouse	Total

	(In thousands)				(In thousands)				(In thousands)
Balance, beginning of period	$3,791	$8,353	$3,701	$15,845	$3,791	$8,353	$3,701	$15,845	$3,791	$8,353	$3,701	$15,845
Sale of FMBI branches	—	(7,831)	—	(7,831)	—	—	—	—	—	—	—	—
Balance, end of period	$3,791	$522	$3,701	$8,014	$3,791	$8,353	$3,701	$15,845	$3,791	$8,353	$3,701	$15,845

Note 9: Qualified Affordable Housing and Other Tax Credits

The Company invests in LIHTC limited liability partnerships and LLCs. The primary purpose of these investments is to earn an adequate return of capital through the receipt of low-income housing tax credits. Those investments are recorded at cost and then amortized using the proportional amortization method. The investments are included in other assets on the consolidated balance sheets, with any unfunded commitments included in other liabilities. The investments are amortized as a component of income tax expense.

The Company also has a pool of investments that are held for sale and are accounted for at the lower of cost or market. These investments include projects that are awaiting syndication in LIHTC funds through our MCI subsidiary. The investments are included in other assets on the consolidated balance sheets.

The Company is the primary beneficiary in one of its joint venture investments, therefore the results of this entity are consolidated and the benefits of the new market fund are recognized through tax credits as a component of income tax expense.

		December 31, 2024		December 31, 2023

		(In thousands)
Investment	Accounting Method	Investment	Unfunded Commitments	Investment	Unfunded Commitments
LIHTC	Proportional amortization	$123,574	$93,929	$78,718	$61,411
LIHTC (1)	Lower of cost or market	56,533	—	52,675	—
LIHTC subtotal		$180,107	$93,929	$131,393	$61,411
Joint Venture	Consolidated	10,937	—	11,000	—
Total		$191,044	$93,929	$142,393	$61,411

(1) LIHTC projects held for future syndication.

Merchants Bancorp

Notes to Consolidated Financial Statements

The following table summarizes the amortization expense and tax credits recognized for the Company’s low-income housing investments for the years ended December 31, 2024, 2023, and 2022.

	December 31,
	2024	2023	2022

	(In thousands)
Amortization expense	$10,430	$7,949	$2,134
Expected tax credits	12,114	8,416	2,077

There was an obligation of $93.9 million and $61.4 million reflected in the investment balances and liabilities at December 31, 2024 and 2023.

The Company serves as a general partner for several syndicated low-income housing tax credit funds that are owned by one investor, holding 99.99% of the funds, as a limited partner. The general partner provided services during 2024, such as formation of the funds and identifying or acquiring tax credit investments during 2024, for which it expects to receive fees in the future, up to approximately $19.3 million. The amount of payments to be received by the general partner is contingent upon achieving certain performance obligations, including the stabilization of the properties and delivery of tax credits to the limited partner in the future, which could extend out until 2042. Due to the long-term nature of the agreement, amounts to be received, and the uncertainty of achieving the performance obligation, variable consideration and revenue recognition has been 100% constrained as of December 31, 2024. Revenue recognition will be continuously evaluated as facts and circumstances evolve. The Company has also advanced these LIHTC funds $98.8 million as of December 31, 2024 and $29.9 million as of December 31, 2023 to acquire its LIHTC investment projects, for which it expects repayment over a similar period. These advances have been recorded in other assets on the consolidated balance sheets and remain subject to evaluation under the CECL model. After considering the likelihood of credit losses it was concluded that no allowance was necessary.

Note 10: Leases

The Company has operating leases for various locations with terms ranging from one to seven years. Some operating leases include options to extend. The extensions were included in the right-of-use asset if the likelihood of extension was reasonably certain. The Company elected not to separate non-lease components from lease components for its operating leases.

The Company has operating lease right-of-use assets of $8.3 million and $10.1 million as of December 31, 2024 and 2023, respectively, and operating lease right-of-use liabilities of $9.3 million and $11.3 million as of December 31, 2024 and 2023, respectively.

Supplemental balance sheet information related to leases is presented in the table below as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023

Balance Sheet	(In thousands)
Operating lease right-of-of use asset (in other assets)	$8,332	$10,060
Operating lease liability (in other liabilities)	9,303	11,251

Weighted average remaining lease term (years)	4.6	6.0
Weighted average discount rate	3.43%	2.89%

Merchants Bancorp

Notes to Consolidated Financial Statements

The table below presents the components of lease expenses for the years ended December 31, 2024, 2023 and 2022:

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2024	December 31, 2023	December 31, 2022

Statement of Income	(In thousands)
Components of lease expense:
Operating lease cost (in occupancy and equipment expense)	$2,692	$2,438	$2,033

Supplemental cash flow information related to leases is presented in the tables below.

Maturities of operating lease liabilities:	As of December 31, 2024
One year or less	$2,321
Year two	2,293
Year three	2,203
Year four	1,597
Year five	1,101
Thereafter	547
Total future minimum lease payments	$10,062
Less: imputed interest	759
Total	$9,303

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2024	December 31, 2023	December 31, 2022

Statement of Cash Flow	(In thousands)
Supplemental cash flow information:
Operating cash flows from operating leases	$2,505	$2,129	$1,461

Note 11: Other Assets and Receivables

The following items are included in other assets and receivables on the consolidated balance sheets.

Other Prepaid Expense

The Company had $130.8 million in prepaid assets at December 31, 2024, an increase of $127.0 million from December 31, 2023. As of December 31, 2024, the Company had to pay $125.0 million to its transfer agent to redeem shares of preferred stock on January 2, 2025. This resulted in a prepaid asset.

Joint Ventures

The Company has investments in various joint ventures totaling $42.2 million and $41.2 million at December 31, 2024 and 2023, respectively. These investments are primarily made of up of investments in debt funds totaling $31.8 million and $33.2 million at December 31, 2024 and 2023, respectively. The Company was not a primary beneficiary in any of these joint venture investments. Results from the entities are not required to be consolidated and are accounted for under the equity method of accounting. The Company is obligated to make additional investments over the next several years. There was an obligation of $3.8 million and $4.0 million reflected in the investment balance and liabilities at December 31, 2024 and 2023, respectively. See Note 12: Variable Interest Entities (VIEs) for additional information about VIE’s.

Merchants Bancorp

Notes to Consolidated Financial Statements

Intangibles

Core deposit and other intangibles are recorded on the acquisition date of an entity. The Company has one year after the acquisition date to record subsequent adjustments for provisional amounts recorded at the acquisition date. The carrying basis and accumulated amortization of recognized core deposit and other intangibles are noted below.

	2024				2023			2022
	Gross		Sale of		Gross			Gross
	Carrying	Accumulated	FMBI		Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	branches	Total	Amount	Amortization	Total	Amount	Amortization	Total

	(In thousands)				(In thousands)			(In thousands)
Licenses	$123	$(123)	$—	$—	$1,370	$(1,247)	$123	$1,370	$(1,052)	$318
Trade names	224	(165)	—	59	224	(143)	81	224	(120)	104
Core deposit intangible	538	—	(538)	—	2,417	(1,879)	538	2,417	(1,653)	764
Total intangible assets	$885	$(288)	$(538)	$59	$4,011	$(3,269)	$742	$4,011	$(2,825)	$1,186

Estimated amortization expense for future years is as follows (in thousands):

Year ending December 31,
2025	$23
2026	22
2027	14
2028	—
2029	—
Thereafter	—
Total	$59

Freestanding Credit Enhancements

In December 2024, Company executed a CDS on a reference pool of warehouse loans with an initial principal balance of $1.2 billion. The initial pool consists of warehouse participation certificates, classified as loans held for sale, but could include warehouse repurchase agreements, classified as loans receivable, in the future. The protected tranche will cover the first 12.5% of losses on the notional amount. Annual CDS premium payments will equal 0.8% of the portfolio notional amount and be recorded as noninterest expense. Merchants will continually replenish maturing or non-renewing loans with substantially similar loans subject to mutual agreement of buyer and seller during a replenishment period, subject to a minimum balance of 1.2 million and a maximum balance of 2.0 million. The risk transfer agreement has a replenishment period of 36 months but can be extended to a maximum of 48 months.

The CDS will not be accounted for as a derivative. A scope exception within “ASC 815 – Derivatives and Hedging” for certain financial guarantees will be utilized, as recovery payments are contingent on the failure of the debtor to pay their past due obligations, which are preconditions to the guarantee. Accordingly, the CDS has been accounted for as a freestanding credit enhancement and does not offset the Company’s estimate of expected credit losses. Therefore, the ACL-loans will continue to be recorded without considering potential recoveries from freestanding credit enhancement contracts. Upon initial execution, there was no CDS recovery asset established because the loans in the pool were participation certificates that were classified as loans held for sale and carry no ACL-loans. In future periods, if repurchase agreements are in the pool, which are classified as loans receivable, a CDS recovery asset would be established in other assets, with an equal benefit to CDS recovery income in other noninterest income for the protected portion of the amounts included in the ACL-loans. The recovery asset and recovery income accounts will be adjusted as the ACL-loans is adjusted for changes in loss expectations.

Qualified Affordable Housing and Leases

Other items included in other assets and receivables on the consolidated balance sheets are disclosed elsewhere or are not individually significant. See Note 9: Qualified Affordable Housing and Other Tax Credits and Note 10: Leases for further information.

Merchants Bancorp

Notes to Consolidated Financial Statements

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

At December 31, 2024 the Company determined it was not the primary beneficiary for most of its VIEs, primarily because the Company did not have control or the obligation to absorb losses or the rights to receive benefits from the VIE that could potentially be significant to the VIE. Evaluation and assessment of VIEs for consolidation is performed on an ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment.

The table below reflects the assets of the VIEs, as well as the maximum exposure to loss in connection with unconsolidated VIEs and liabilities for binding, unfunded commitments at December 31, 2024 and 2023. The Company’s maximum exposure to loss associated with its unconsolidated VIEs consists of the capital invested plus any unfunded equity commitments. These investments are recorded in other assets and other liabilities on the consolidated balance sheets. Also included in the maximum loss exposure are loans to VIEs that are included in loans receivable. Although the REMIC trusts are not recognized on the balance sheet, the maximum exposure to loss is the carrying value of the securities acquired as part of the securitization transactions.

	Investments	Loans	Securities	Maximum	Liabilities
Assets	in VIEs	to VIEs	of VIEs	Exposure to Loss	for VIEs

	(In thousands)
December 31, 2024
Low-income housing tax credit investments	$225,727	$282,584	$—	$508,311	$89,956
Debt funds	31,772	109,480	—	141,252	2,752
Off-balance-sheet REMIC trusts	—	23,564	1,652,833	1,676,397	—
Total Unconsolidated VIEs	$257,499	$415,628	$1,652,833	$2,325,960	$92,708
December 31, 2023
Low-income housing tax credit investments	$118,741	$232,407	$—	$351,148	$35,099
Debt funds	33,221	86,416	—	119,637	2,752
Off-balance-sheet REMIC trusts	—	—	1,192,201	1,192,201	—
Total Unconsolidated VIEs	$151,962	$318,823	$1,192,201	$1,662,986	$37,851

Merchants Bancorp

Notes to Consolidated Financial Statements

Note 13: Deposits

Deposits were comprised of the following at and December 31, 2024 and 2023:

	December 31,
	2024	2023

	(In thousands)
Noninterest-bearing deposits
Demand deposits	$239,005	$520,070
Total noninterest-bearing deposits	239,005	520,070

Interest-bearing deposits
Demand deposits:
Core demand deposits	$4,319,512	$3,876,837
Brokered demand deposits	—	1,504,230
Total demand deposits	4,319,512	5,381,067
Savings deposits:
Core savings deposits	3,442,111	2,992,332
Brokered savings deposits	859	589
Total savings deposits	3,442,970	2,992,921
Certificates of deposit:
Core certificates of deposits	1,385,270	701,577
Brokered certificates of deposits	2,533,219	4,465,825
Total certificates of deposits	3,918,489	5,167,402
Total interest-bearing deposits	11,680,971	13,541,390

Total core deposits	$9,385,898	$8,090,816
Total brokered deposits	$2,534,078	$5,970,644
Total deposits	$11,919,976	$14,061,460

Maturities for certificates of deposit are as follows:

December 31, 2024
(In thousands)
Due within one year	$3,821,474
Due in one year to two years	82,846
Due in two years to three years	14,169
Due in three years to four years	—
Due in four years to five years	—
Due in five years to six years	—
$3,918,489

Certificates of deposit of $250,000 or more totaled $694.8 million and $411.2 million at December 31, 2024 and 2023, respectively.

Merchants Bancorp

Notes to Consolidated Financial Statements

Note 14: Borrowings

Borrowings were comprised of the following at December 31, 2024 and 2023:

	December 31,
	2024	2023

	(In thousands)
Federal Reserve discount window borrowings	$50,000	$—
Subordinated debt	71,800	64,922
FHLB advances	4,172,030	771,392
Credit linked notes, net of debt discount	84,358	119,879
Other borrowings	7,934	7,934
Total borrowings	$4,386,122	$964,127

Federal Reserve Discount Window Borrowings

Federal Reserve discount window borrowings are secured by the collateral value of commercial, agricultural, construction and 1-4 family residential real estate loans totaling $3.1 billion and $3.1 billion as of December 31, 2024 and 2023, respectively. This arrangement has a maximum borrowing limit of collateral pledged multiplied by an advance rate. Borrowing maturities can range from 24 hours to up to a term of 90 days. Life to date, all Company borrowings were for a 24-hour period. As of December 31, 2024 and 2023, the outstanding balance was $50.0 million and $0, respectively. The December 31, 2024 advance was based on a fixed interest rate of 4.50% set by the Federal Reserve for Primary Credit Institutions.

Subordinated Debt

The Company entered into a warehouse financing arrangement in April 24, 2018 and was revised in December 2023, whereby a customer agreed to invest up to $60.0 million in the Company’s subordinated debt. The subordinated debt balance as of December 31, 2024 and 2023 was $41.8 million and $39.0 million, respectively. As of December 31, 2024, interest on the debt is paid monthly by the Company at a rate equal to SOFR, plus 300 basis points, plus additional interest equal to 50% of the earnings generated. There is also a guaranteed interest rate floor associated with these earnings. The agreement is automatically renewed annually on June 30th for one or more terms of two years each unless either party notifies the other party at least 180 days prior to its renewable date, of its desire not to continue the relationship. As of December 31, 2024, neither party had made a notification of its intent to cancel this arrangement.

Additionally, the Company entered into an additional warehouse financing agreement on April 14, 2023 and was revised on July 20, 2023, whereby a customer agreed to invest up to $30.0 million in the Company’s subordinated debt. The subordinated debt balance as of December 31, 2024 and 2023 was $30.0 million and $25.9 million, respectively. As of December 31, 2024, interest on the debt is paid monthly by the Company at a rate equal to SOFR, plus 300 basis points, plus additional interest equal to 50% of the earnings generated. The agreement is automatically renewed annually on June 30th for one or more terms of two years each unless either party notifies the other party at least 180 days prior to its renewable date, of its desire not to continue the relationship. As of December 31, 2024, neither party had made a notification of its intent to cancel this arrangement.

FHLB Advances

FHLB advances are secured by the collateral value of mortgage loans totaling $4.2 billion and $3.4 billion at December 31, 2024 and 2023, respectively. In addition, securities available for sale, securities held to maturity, and securities purchased under agreements to resell with a carrying value of $1.4 billion and $971.3 million were pledged as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the outstanding balances were $4.2 billion and $771.4 million, respectively. At December 31, 2024 the FHLB advances had interest rates ranging from 2.78% to 4.48%, and ranged from 2.18% to 5.52% at December 31, 2023. These rates were subject to restrictions or penalties in the event of prepayment.

Merchants Bancorp

Notes to Consolidated Financial Statements

Credit Linked Notes

On March 30, 2023, the Company issued and sold $158.1 million senior credit linked notes, due May 26, 2028. The net proceeds of the offering were approximately $153.5 million. The repayment of principal on the notes was initially linked to an approximately $1.1 billion reference pool of loans originated under the Bank’s healthcare commercial real estate lending program, but the notes are not secured by the loans. The notes provide periodic payments of interest in addition to payment of principal over the life of the note and these values are tied to the performance of the loans. Therefore, the notes effectively transfer credit risk in excess of the first 1% of losses on the reference pool of loans. The reduction in risk weighted assets provides additional balance sheet capacity and benefits capital ratios for additional growth in the existing loan pipeline. The Company maintains the ACL associated with the loans in the reference pool on the Company’s balance sheet.

The notes accrue interest at a rate equal to SOFR plus 15.50% and interest pays monthly. As of December 31, 2024, the effective interest rate was 20.0% and the balance, net of debt discount, of the notes was $84.4 million.

The notes are secured by a restricted collateral account which the Company is required to maintain with a third-party financial institution. The collateral account maintains an amount equal to at least the aggregate unpaid principal of the notes. As of December 31, 2024, the account included $33.5 million of restricted cash and $59.5 million in short-term Treasury securities. These are reported as cash equivalents and securities available for sale on the consolidated balance sheets.

Other Borrowings

On May 4, 2023, the Company entered into a debt agreement that was ultimately funded from a Sponsor Improvement Contribution as part of a low-income tax credit syndication transaction. The debt balance as of December 31, 2024 and 2023 was $7.9 million and $7.9 million, respectively. As of December 31, 2024, interest on the debt is paid by the Company at a rate equal to 1%. The agreement has a maturity date of December 31, 2047.

Maturities of borrowings were as follows at December 31, 2024:

	Year Ended December 31, 2024
	Federal Reserve	Subordinated	FHLB	Credit Linked	Other	Borrowings
	Discount Window	Debt	Advances	Notes	Borrowings	Total

	(In thousands)
Due within one year	$50,000	$—	$4,165,759	$—	$—	$4,215,759
Due in one year to two years	—	71,800	5,939	—	—	77,739
Due in two years to three years	—	—	62	—	—	62
Due in three years to four years	—	—	59	84,358	—	84,417
Due in four years to five years	—	—	211	—	—	211
Thereafter	—	—	—	—	7,934	7,934
	$50,000	$71,800	$4,172,030	$84,358	$7,934	$4,386,122

At December 31, 2024, the Company had excess borrowing capacity of approximately $4.3 billion with the FHLB and the Federal Reserve discount window, based on available collateral.

Note 15: Derivative Financial Instruments

The Company uses non-hedging designated, derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities.

Merchants Bancorp

Notes to Consolidated Financial Statements

Internal Interest Rate Risk Management

The Company enters into forward contracts for the future delivery of mortgage loans to third party investors and enters into interest rate lock commitments with potential borrowers to fund specific mortgage loans that will be sold into the secondary market. The forward contracts are entered into in order to economically hedge the effect of changes in interest rates resulting from the Company’s commitment to fund the loans. Forward contracts and interest rate lock agreements are accounted for as derivatives at fair value with changes in fair value reflected in other income on the consolidated statements of income.

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

The Company entered into a contract containing put options and interest rate floors on securities it acquired from a warehouse customer. These provide protection and offset losses in value of certain securities available for sale. The gain (loss) on the put options is substantially equal and offsetting to the fair market value adjustment of securities available for sale, resulting in an inconsequential net gain or loss in other noninterest income. This helps mitigate interest rate risk and minimizes impacts of market fluctuations on the securities available for sale that the Company elected to account for under the fair value option with changes in fair value reflected in earnings. The Company also entered into interest rate floor contracts with two warehouse loan customers to minimize interest rate risk. All changes in the fair market value of these options and floors have been included in other noninterest income.

Credit Risk Management

In March 2024, the Company entered into a contract as the buyer of credit protection through the credit derivative market. A CDS was purchased to manage credit risk associated with specific multi-family mortgage loans. Under the terms of the contract, the Company will be compensated for certain credit-related losses on a pool of multi-family mortgage loans. The protection seller has posted aggregate collateral of $67.3 million related to their obligations under the contract. The collateral is not included on the Company’s consolidated balance sheets. There was no gain or loss associated with the credit default swap valuation as of December 31, 2024. Any future changes in the fair market value of this instrument will be included in other noninterest expense.

The CDS is considered a derivative, but is not designated as an accounting hedge, and is recorded at fair value, with changes in fair value reflected in noninterest expense on the consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in other assets on the consolidated balance sheets while derivative instruments with a negative fair value are reported in other liabilities on the consolidated balance sheets.

The following table presents the notional amount and fair value of interest rate locks, forward contracts, interest rate swaps, put options, interest rate floors, and credit derivatives utilized by the Company at December 31, 2024 and 2023. This table excludes the fair market value adjustment on loans commonly hedged with these derivatives.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

December 31, 2024	(In thousands)
Interest rate lock commitments	$24,609	Other assets/liabilities	$30	$176
Forward contracts	33,000	Other assets/liabilities	229	1
Interest rate swaps	49,891	Other assets/liabilities	4,199	—
Put options	680,354	Other assets	43,777	—
Interest rate floors	1,228,274	Other assets	4,043	—
Credit derivatives	58,526	Other liabilities	—	—
			$52,278	$177

Merchants Bancorp

Notes to Consolidated Financial Statements

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

December 31, 2023	(In thousands)
Interest rate lock commitments	$16,526	Other assets/liabilities	$140	$4
Forward contracts	25,500	Other assets/liabilities	4	391
Interest rate swaps	57,540	Other assets/liabilities	2,610	—
Put options	748,374	Other assets	25,877	—
Interest rate floors	748,374	Other assets	6,576	—
			$35,207	$395

The following table summarizes the periodic changes in the fair value of the above derivative financial instruments on the consolidated statements of income for the years ended December 31, 2024, 2023, and 2022.

	Year Ended
	December 31,
	2024	2023	2022
	(In thousands)
Derivative gain (loss) included in gain on sale of loans:
Interest rate lock commitments	$(282)	$130	$(218)
Forward contracts (includes pair-off settlements)	338	201	5,277
Interest rate swaps	2,282	(420)	132
Net gain (loss)	$2,338	$(89)	$5,191

Derivative gain (loss) included in other income:
Put options (1)	$17,901	$5,629	$—
Interest rate floors	(2,533)	6,575	—
Net gain	$15,368	$12,204	$—
(1)	The put option gain (loss) reflects an adjustment to the fair value of the derivative that is substantially equal and offset by an adjustment to the fair value of its related securities available for sale for which the Company elected to account for under the fair value option with changes in fair value reflected in earnings. The combination of these adjustments is designed to result in an inconsequential net gain or loss in other noninterest income.

Derivatives on Behalf of Customers

The Company offers derivative contracts to some customers in connection with their risk management needs. These derivatives include back-to-back interest rate swap, cap, and floor arrangements. The Company manages the risk associated with these contracts by entering into an equal and offsetting derivative with a third-party dealer. These derivatives generally work together as an offsetting, economic interest rate hedge, but the Company does not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred, typically resulting in no net earnings impact.

The fair values of derivative assets and liabilities related to back-to-back derivatives on behalf of customers with back-to-back interest rate swap, cap or floor arrangements were recorded on the consolidated balance sheets as follows:

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)
December 31, 2024	$724,224	Other assets/liabilities	$309	$309
December 31, 2023	$607,169	Other assets/liabilities	$12,426	$12,426

The gross gains and losses on these derivative assets and liabilities were recorded in other noninterest income and other noninterest expense in the consolidated statements of income as follows:

Merchants Bancorp

Notes to Consolidated Financial Statements

	Year Ended
	December 31,
	2024	2023	2022
	(In thousands)
Gross swap gains	$12,117	$9,385	$1,910
Gross swap losses	12,117	9,385	1,910
Net swap gains (losses)	$—	$—	$—

The Company pledged $263,000 and $0 collateral to secure its obligations under swap contracts at both December 31, 2024 and 2023, respectively.

Note 16: Disclosures About Fair Value of Assets and Liabilities

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized on the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2024 and 2023:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other		Significant
		for Identical	Observable		Unobservable
	Fair	Assets	Inputs		Inputs
Assets	Value	(Level 1)	(Level 2)		(Level 3)

	(In thousands)
December 31, 2024
Mortgage loans in process of securitization	$428,206	$—	$428,206		$—
Securities available for sale:
Treasury notes	90,006	90,006	—		—
Federal agencies	252,936	—	252,936		—
Mortgage-backed - Agency	1,162	—	1,162		—
Mortgage-backed - Non-Agency residential - fair value option	430,779	—	430,779		—
Mortgage-backed - Agency - fair value option	205,167	—	205,167		—
Loans held for sale	78,170	—	78,170		—
Servicing rights	189,935	—	—		189,935
Derivative assets:
Interest rate lock commitments	30	—	—		30
Forward contracts	229	—	229		—
Interest rate swaps	4,199	—	4,199		—
Interest rate swaps, caps and floors (back-to-back)	309	—	309		—
Put options	43,777	—	12,481		31,296
Interest rate floors	4,043	—	—		4,043
Derivative liabilities:
Interest rate lock commitments	176	—	—		176
Forward contracts	1	—	1		—
Interest rate swaps, caps and floors (back-to-back)	309	—	309		—

December 31, 2023
Mortgage loans in process of securitization	$110,599	$—	$110,599		$—
Securities available for sale:
Treasury notes	128,968	128,968	—		—
Federal agencies	247,755	—	247,755		—
Mortgage-backed - Agency	14,467	—	14,467		—
Mortgage-backed - Non-Agency residential - fair value option	485,500	—	—		485,500
Mortgage-backed - Agency - fair value option	236,997	—	236,997
Loans held for sale	86,663	—	86,663		—
Servicing rights	158,457	—	—	—	158,457
Derivative assets:
Interest rate lock commitments	140	—	—		140
Forward contracts	4	—	4		—
Interest rate swaps	2,610	—	2,610		—
Interest rate swaps, caps and floors (back-to-back)	12,426	—	12,426		—
Put options	25,877		7,223		18,654
Interest rate floors	6,576	—	—		6,576
Derivative liabilities:
Interest rate lock commitments	4	—	—		4
Forward contracts	391		391		—
Interest rate swaps, caps and floors (back-to-back)	12,426	—	12,426		—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized on the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques

Merchants Bancorp

Notes to Consolidated Financial Statements

during the years ended December 31, 2024 and 2023. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Mortgage Loans in Process of Securitization, Securities Available for Sale, and Securities with a Fair Value Option Election

Where quoted market prices are available in an active market, securities such as U.S. Treasuries are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy including federal agencies, mortgage-backed securities, municipal securities and Federal Housing Administration participation certificates. In certain cases, if Level 1 or Level 2 inputs are not available, securities would be classified within Level 3 of the hierarchy.

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

The Chief Financial Officer’s (CFO) office contracts with an independent pricing specialist to generate fair value estimates on a quarterly basis. The CFO’s office challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with GAAP.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Put options - The fair value of put options is linked to securities available for sale that are accounted for using the fair value option and are classified as either Level 2 or Level 3 on the hierarchy.  The put options are classified as Level 2 or Level 3 in the hierarchy, depending upon the magnitude of observable inputs in the valuation of the securities. These valuations are estimated by a third party.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized on the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Servicing rights
Balance, beginning of period	$158,457	$146,248	$110,348
Purchased servicing	—	513	—
Originated servicing	18,670	14,755	27,124
Paydowns	(9,901)	(7,621)	(10,985)
Changes in fair value	22,709	4,562	19,761
Balance, end of period	$189,935	$158,457	$146,248

Securities available for sale - Mortgage-backed - Non-Agency residential - fair value option
Balance, beginning of period	$485,500	$—	$—
Purchases	—	483,906	—
Paydowns	(42,079)	—	—
Changes in fair value	(12,642)	1,594	—
Transfers out of Level 3	(430,779)	—	—
Balance, end of period	$—	$485,500	$—

Derivative assets - put options
Balance, beginning of period	$18,654	$—	$—
Purchases	—	20,248	—
Changes in fair value	12,642	(1,594)	—
Balance, end of period	$31,296	$18,654	$—

Derivative assets - interest rate floors
Balance, beginning of period	$6,576	$—	$—
Purchases	—	6,576	—
Changes in fair value	(2,533)	—	—
Balance, end of period	$4,043	$6,576	$—

Derivative assets - interest rate lock commitments
Balance, beginning of period	$140	$28	$264
Gains/(losses) recognized	(110)	112	(236)
Balance, end of period	$30	$140	$28

Derivative liabilities - interest rate lock commitments
Balance, beginning of period	$4	$23	$41
Gains/(losses) recognized	172	(19)	(18)
Balance, end of period	$176	4	$23

Two residential mortgage-backed, non-agency securities with a fair value of $430,779 as of December 31, 2024 were transferred from Level 3 to Level 2 because the valuation technique utilized contained more observable market data for the security.

Merchants Bancorp

Notes to Consolidated Financial Statements

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2024 and 2023:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2024
Collateral dependent loans	$59,915	$—	$—	$59,915
Other real estate owned	$7,313	$—	$—	$7,313
December 31, 2023
Collateral dependent loans	$47,026	$—	$—	$47,026

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized on the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Collateral Dependent Loans, Net of ACL-Loans

The estimated fair value of collateral dependent loans is based on the appraised fair value of the collateral, less estimated cost to sell. Collateral dependent loans are classified within Level 3 of the fair value hierarchy.

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be classified as substandard, collateral-dependent and subsequently as deemed necessary by the CCO’s office. Appraisals and evaluations are reviewed for accuracy and consistency by the CCO’s office. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the CCO’s office by comparison to historical results.

Other Real Estate Owned

The estimated fair value of other real estate owned is usually based on the appraised fair value of the collateral or in certain circumstances on sales agreements, and in all cases net of estimated cost to sell. Other real estate owned is classified within Level 3 of the fair value hierarchy.

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying other real estate owned are obtained when the loan is in the process of foreclosure and subsequently as deemed necessary by the CCO’s office. Appraisals and evaluations are reviewed for accuracy and consistency by the CCO’s office. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the CCO’s office by comparison to historical results.

Merchants Bancorp

Notes to Consolidated Financial Statements

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

		Valuation			Weighted
	Fair Value	Technique	Unobservable Inputs	Range	Average

	(In thousands)
At December 31, 2024:
Collateral dependent loans	$59,915	Market comparable properties	Marketability discount and costs to sell	0% - 90%	24%
Other real estate owned	$7,313	Market comparable properties	Marketability discount and costs to sell	0%	0%
Servicing rights - Multi-family	$146,483	Discounted cash flow	Discount rate	8% - 15%	9%
			Constant prepayment rate	0% - 100%	7%
			Earnings rate on escrows	3%	3%
Servicing rights - Single-family	$34,986	Discounted cash flow	Discount rate	10% - 11%	10%
			Constant prepayment rate	6% - 14%	7%
Servicing rights - Healthcare	$4,207	Discounted cash flow	Discount rate	13%	13%
			Constant prepayment rate	1% - 2%	1%
			Earnings rate on escrows	3%	3%
Servicing rights - SBA	$4,259	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	4% - 24%	14%
Derivative assets:
Interest rate lock commitments	$30	Discounted cash flow	Loan closing rates	71% - 99%	87%
Put options	$31,296	Intrinsic value	Market credit spread	4%	4%
Interest rate floors	$4,043	Discounted cash flow	Discount rate	6%-8%	7%
Derivative liabilities - interest rate lock commitments	$176	Discounted cash flow	Loan closing rates	71% - 99%	87%

At December 31, 2023:
Securities available for sale - Mortgage-backed - Non-Agency residential - fair value option	$485,500	Discounted cash flow	Market credit spread	2%	2%
Collateral dependent loans	$47,026	Market comparable properties	Marketability discount and costs to sell	0% - 100%	2%
Servicing rights - Multi-family	$122,218	Discounted cash flow	Discount rate	8% - 13%	9%
			Constant prepayment rate	0% - 50%	7%
			Earnings rate on escrows	4%	4%
Servicing rights - Single-family	$30,959	Discounted cash flow	Discount rate	10% - 11%	10%
			Constant prepayment rate	6% - 16%	7%
Servicing rights - SBA	$5,280	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	3% - 14%	9%
Derivative assets:
Interest rate lock commitments	$140	Discounted cash flow	Loan closing rates	45% - 99%	78%
Put options	$18,654	Intrinsic value	Market credit spread	2%	2%
Interest rate floors	$6,576	Discounted cash flow	Discount rate	6% - 7%	7%
Derivative liabilities - interest rate lock commitments	$4	Discounted cash flow	Loan closing rates	45% - 99%	78%

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

Derivative Financial Instruments

The significant unobservable input used in the fair value measurement of certain put options include market credit spreads that can be impacted by market conditions and drive a significant amount of a market participant’s valuation of the put option and its related security. The impact of changes to the unobservable inputs for the put option is mitigated by changes to the observable inputs for the related security, which are valued in opposite directions, so as to minimize the financial impact to the Company.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2024 and 2023.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Value	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2024
Financial assets:
Cash and cash equivalents	$476,610	$476,610	$476,610	$—	$—
Securities purchased under agreements to resell	1,559	1,559	—	1,559	—
Securities held to maturity	1,664,686	1,664,674	—	538,871	1,125,803
FHLB stock and other equity securities	217,804	217,804	—	187,804	30,000
Loans held for sale	3,693,340	3,693,340	—	3,693,340	—
Loans receivable, net	10,354,002	10,297,439	—	—	10,297,439
Interest receivable	83,409	83,409	—	83,409	—
Financial liabilities:
Deposits	11,919,976	11,923,961	8,001,487	3,922,474	—
Subordinated debt	71,800	71,800	—	71,800	—
FHLB advances	4,172,030	4,171,843	—	4,171,843	—
Other borrowing	57,934	57,934	—	57,934	—
Credit linked notes	84,358	84,357	—	84,357	—
Interest payable	34,475	34,475	—	34,475	—

December 31, 2023
Financial assets:
Cash and cash equivalents	$584,422	$584,422	$584,422	$—	$—
Securities purchased under agreements to resell	3,349	3,349	—	3,349	—
Securities held to maturity	1,204,217	1,203,535	—	484,288	719,247
FHLB stock	48,578	48,578	—	48,578	—
Loans held for sale	3,058,093	3,058,093	—	3,058,093	—
Loans receivable, net	10,127,801	10,088,468	—	—	10,088,468
Interest receivable	91,346	91,346	—	91,346	—
Financial liabilities:
Deposits	14,061,460	14,062,457	8,894,058	5,168,399	—
Subordinated debt	64,922	64,922	—	64,922	—
FHLB advances	771,392	771,029	—	771,029	—
Other borrowing	7,934	7,934	—	7,934	—
Credit linked notes	119,879	119,878		119,878
Interest payable	43,423	43,423	—	43,423	—

Note 17: Common Stock

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Note 18: Preferred Stock

Public Offerings of Preferred Stock:

Series A Preferred Stock – On March 28, 2019, the Company issued 2,000,000 shares of 7.00% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, without par value, and with a liquidation preference of $25 per share. The aggregate gross offering proceeds for the shares issued by the Company was $50.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $1.7 million paid to third parties, the Company received total net proceeds of $48.3 million. On April 12, 2019, the Company issued an additional 81,800 shares of Series A Preferred Stock to the underwriters related to their exercise of an option to purchase additional shares under the associated underwriting agreement, resulting in an additional $2.0 million in net proceeds, after deducting $41,000 in underwriting discounts.

The Company redeemed all outstanding shares of the Series A Preferred Stock on April 1, 2024 at a price equal to the liquidation preference of $25 per share, or $52.0 million, using cash on hand.

Series B Preferred Stock – On August 19, 2019, the Company issued 5,000,000 depositary shares, each representing a 1/40th interest in a share of its 6.00% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, without par value, and with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). The aggregate gross offering proceeds for the shares issued by the Company was $125.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $4.2 million paid to third parties, the Company received total net proceeds of $120.8 million.

The Series B Preferred Stock had no voting rights with respect to matters that generally require the approval of our common shareholders. Dividends on the Series B Preferred Stock, to the extent declared by the Company’s board, were payable quarterly. The Company was able to redeem the Series B Preferred Stock, in whole or in part, at its option, on any dividend payment date on or after October 1, 2024, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

On October 1, 2024, the dividends on the Series B Preferred Stock started to accrue at a floating rate of 3-month SOFR plus 4.831% and were to reset quarterly. The rate was 9.42% for the three months ended December 31, 2024.

The Company redeemed all outstanding shares of the Series B Preferred Stock on January 2, 2025, at a price equal to the liquidation preference of $1,000 per share (equivalent to $25 per depositary share), or $125.0 million, using cash on hand. As of December 31, 2024, the cash to redeem the shares was delivered to the Company’s transfer agent, resulting in a prepaid asset reported in other assets. As of the redemption date the Series B Preferred Stock did not have any accrued, but unpaid dividends.

Series C Preferred Stock – On March 23, 2021, the Company issued 6,000,000 depositary shares, each representing a 1/40th interest in a share of its 6.00% Fixed-to-Floating Rate Series C Non-Cumulative Perpetual Preferred Stock, without par value, and with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). The aggregate gross offering proceeds for the shares issued by the Company was $150.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $5.1 million paid to third parties, the Company received total net proceeds of $144.9 million.

On May 6, 2021 the Company completed a private offering of 46,181 shares (1,847,233 depositary shares), which were also issued at a price of $25 per depositary share. The total capital raised from the private offering was $46.2 million, net of $23,000 in expenses.

The Series C Preferred Stock have no voting rights with respect to matters that generally require the approval of our common shareholders. Dividends on the Series C Preferred Stock, to the extent declared by the Company’s board, are payable quarterly. The Company may redeem the Series C Preferred Stock, in whole or in part, at its option, on any

Merchants Bancorp

Notes to Consolidated Financial Statements

dividend payment date on or after April 1, 2026, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

Series D Preferred Stock – On September 27, 2022, the Company issued 5,200,000 depositary shares, each representing a 1/40th interest in a share of its 8.25% Fixed Rate Reset Series D Non-Cumulative Perpetual Preferred Stock, without par value, and with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). The aggregate gross offering proceeds for the shares issued by the Company was $130.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $4.6 million paid to third parties, the Company received total net proceeds of $125.4 million. On September 30, 2022, the Company issued an additional 500,000 depositary shares of Series D Preferred Stock to the underwriters related to their exercise of an option to purchase additional shares under the associated underwriting agreement, resulting in an additional $12.1 million in net proceeds, after deducting $0.4 million in underwriting discounts.

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

Series E Preferred Stock – On November 25, 2024, the Company issued 9,200,000 depositary shares, each representing a 1/40th interest in a share of its 7.625% Fixed Rate Reset Series E Non-Cumulative Perpetual Preferred Stock, without par value, and with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). The aggregate gross offering proceeds for the shares issued by the Company was $230.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $7.3 million paid to third parties, the Company received total net proceeds of $222.7 million.

The Series E Preferred Stock have no voting rights with respect to matters that generally require the approval of our common shareholders. Dividends on the Series E Preferred Stock, to the extent declared by the Company’s board, are payable quarterly. The Company may redeem the Series E Preferred Stock, in whole or in part, at its option, on any dividend payment date on or after January 1, 2030, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

Note 19: Employee Benefits

The Company offers employees a 401(k) plan. Pursuant to the plan agreement, matching contributions were made equal to 100% of the employees’ elective deferrals, which did not exceed 3% of the employees’ compensation. In 2022, the Company began providing contributions to employee 401(k) plans, regardless of their participation levels. Employees generally receive 3% of their salary, with some executives subject to certain limitations. Employer contributions to the plans were $2.0 million, $1.9 million, and $1.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The Company established an ESOP effective as of January 1, 2020 to provide certain benefits for all employees who meet certain requirements. Expense recognized for the contribution to the ESOP totaled $1.2 million, $1.0 million and $860,000 for the years ended December 31, 2024, 2023, and 2022, respectively. The Company contributed 23,414 shares, 33,293 shares, and 20,709 shares to the ESOP for the years ended December 31, 2024, 2023, and 2022, respectively.

Merchants Bancorp

Notes to Consolidated Financial Statements

Note 20: Share-Based Payment Plans

Equity-based incentive awards for Company officers are currently issued pursuant to the 2017 Equity Incentive Plan. Additionally, the Compensation Committee of the Board of Directors approved a plan during 2018 for non-executive directors to receive a portion of their annual retainer fees in the form of shares of common stock. In November 2023, the Board of Directors amended the plan for nonexecutive directors to receive a portion of their annual fees, issued quarterly, in the form of restricted common stock equal to $70,000 per member, rounded up to the nearest whole share, to be effective as of January 1, 2024.

The following chart provides equity-based incentive awards and Board of Directors fees paid in shares for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
	2024	2023	2022

	(In thousands, except share data)
Equity-based incentive awards to Company officers:
Shares issued	88,658	84,335	64,962
Expenses recognized	$3,274	$2,671	$1,870
Unvested shares awarded	253,816	256,192	280,974
Unrecognized compensation costs	$7,122	$6,801	$5,817

Equity-based retainer fees to non-executive Board of Directors:
Shares issued	12,166	12,173	12,443
Expenses recognized	$491	$351	$325

The Company established an ESOP in 2020 to provide shares of stock for all employees who meet certain requirements. Additional details on these benefits were provided in Note 19: Employee Benefits.

Note 21: Income Taxes

The provision for income taxes includes these components for the years ended December 31, 2024, 2023, and 2022:

	Year Ended
	December 31,
	2024	2023	2022

	(In thousands)
Income tax expense
Current tax payable
Federal	$78,386	$72,537	$51,306
State	19,240	(1,422)	15,384
Deferred tax payable
Federal	3,666	(503)	4,237
State	964	(1,939)	494
Income tax expense	$102,256	$68,673	$71,421
Effective tax rate	24.2%	19.7%	24.5%

Merchants Bancorp

Notes to Consolidated Financial Statements

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the years ended December 31, 2024, 2023, and 2022, is shown below:

	Year Ended
	December 31,
	2024	2023	2022

	(In thousands)
Computed at the statutory rate -21%	$88,755	$73,061	$61,140
Increase/(decrease) resulting from
State income taxes	15,960	(2,655)	12,544
Tax Credits net of related amortization	(584)	(467)	57
Other	(1,875)	(1,266)	(2,320)
Actual tax expense	$102,256	$68,673	$71,421

The tax effects of temporary differences related to deferred taxes shown on the balance sheet were:

	December 31,
	2024	2023

	(In thousands)
Deferred tax assets
Allowance for credit losses on loans	$23,880	$20,572
Unrealized loss on securities available for sale	42	779
Other	5,532	4,727
Total assets	29,454	26,078
Deferred tax liabilities
Depreciation	(2,532)	(2,779)
Intangible assets	(391)	(385)
Servicing rights	(44,854)	(37,290)
Limited partnership investments	(4,575)	(2,018)
State tax receivable	(110)	(1,711)
Derivative assets	(967)	(1,573)
Other	(1,314)	(245)
Total liabilities	(54,743)	(46,001)
Net deferred tax liability	$(25,289)	$(19,923)

Note 22: Earnings Per Share

Earnings per share were computed as follows for years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
	2024			2023			2022
		Weighted-	Per		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

	(In thousands, except share data)
Net income	$320,386			$279,234			$219,721
Dividends on preferred stock	(34,909)			(34,670)			(25,983)
Preferred stock redemption	(1,823)			—			—
Net income allocated to common shareholders	$283,654			$244,564			$193,738
Basic earnings per share		44,855,100	$6.32		43,224,042	$5.66		43,164,477	$4.49
Effect of dilutive securities—restricted stock awards		149,686			121,757			152,427
Diluted earnings per share		45,004,786	$6.30		43,345,799	$5.64		43,316,904	$4.47

Merchants Bancorp

Notes to Consolidated Financial Statements

Note 23: Segment Information

For the year ended December 31, 2024, the Company adopted ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures that require disclosures to include additional details on reportable segments so financial statement users may better understand an entity’s overall performance and assist in assessing potential future cash flows. The new guidance requires public entities to present information regarding significant segment expenses that are regularly provided to the CODM as well as details regarding segment’s profit and loss. The update did not have a material impact on the Company’s financial position or results of operations but did require the expansion of the segment disclosures below.

The Company’s three reportable business segments are defined as Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. The reportable business segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company. The Multi-family Mortgage Banking segment originates and services government sponsored mortgages for multi-family and healthcare facilities. It is also a fully integrated syndicator of low-income housing tax credit and debt funds. The Mortgage Warehousing segment funds agency eligible residential loans from the date of origination or purchase, until the date of sale in the secondary market, as well as commercial loans to non-depository financial institutions. The Banking segment provides a wide range of financial products and services to consumers and businesses, including retail banking, commercial lending, agricultural lending, retail and correspondent residential mortgage banking, and SBA lending. The Other segment includes general and administrative expenses that provide services to all segments; internal funds transfer pricing offsets resulting from allocations to/from the other segments, certain elimination entries and investments in qualified affordable housing limited partnerships or LLCs and certain debt funds. All operations are domestic.

Our segments diversify the net income of Merchants Bank and provide synergies across the segments. Strategic opportunities come from MCC and MCS, where loans are funded by the Banking segment and the Banking segment provides Ginnie Mae custodial services to MCC and MCS. Low-income tax credit syndication and debt fund offerings complement the lending activities of new and existing multi-family mortgage customers. The securities available for sale and held to maturity funded by MCC custodial deposits or purchases of securitized loans originated by MCC are pledged to the FHLB to provide advance capacity during periods of high residential loan volume for Mortgage Warehousing. Mortgage Warehousing provides leads to Correspondent Lending in the Banking segment. Retail and commercial customers provide cross selling opportunities within the Banking segment. Merchants Mortgage is a risk mitigant to Mortgage Warehousing because it provides us with a ready platform to sell or refinance the underlying collateral to secure repayment. These and other synergies form a part of our strategic plan.

The reportable business segments are strategic business units that offer distinct, but complimentary, products and services. Due to the specialized nature of each segment and different resource requirements, they are managed separately. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. See Note 1: Nature of Operations and Summary of Significant Accounting Policies for more details.

The Company’s chief operating decision maker is the president and chief operating officer. The chief operating decision maker evaluates performance for all reportable segments based on both net interest income, noninterest income, noninterest expense, and net income (loss). The chief operating decision maker uses the above-mentioned metrics along with total assets in deciding how to allocate capital and both human and financial resources among the segments.

Merchants Bancorp

Notes to Consolidated Financial Statements

The tables below present selected business segment financial information for the years ended December 31, 2024, 2023, and 2022.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Year Ended December 31, 2024
Interest income	$5,239	$391,743	$891,490	$14,248	$1,302,720
Interest expense	80	262,149	521,030	(3,159)	780,100
Net interest income	5,159	129,594	370,460	17,407	522,620
Provision for credit losses	(1,003)	1,466	23,815	—	24,278
Net interest income after provision for credit losses	6,162	128,128	346,645	17,407	498,342
Noninterest income	168,028	3,016	(8,523)	(14,409)	148,112
Noninterest expense	97,913	21,933	62,667	41,299	223,812
Income (loss) before income taxes	76,277	109,211	275,455	(38,301)	422,642
Income taxes	20,380	26,409	65,382	(9,915)	102,256
Net income (loss)	$55,897	$82,802	$210,073	$(28,386)	$320,386
Total assets	$479,099	$6,000,624	$11,761,202	$564,807	$18,805,732

Significant non-cash items:
Included in other noninterest income:
Servicing rights fair value adjustments	$20,487	$—	$2,222	$—	$22,709
Derivative fair value adjustments	—	(2,533)	—	—	(2,533)

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Year Ended December 31, 2023
Interest income	$5,718	$276,366	$789,399	$6,315	$1,077,798
Interest expense	52	184,486	451,952	(6,763)	629,727
Net interest income	5,666	91,880	337,447	13,078	448,071
Provision for credit losses	—	2,782	37,449	—	40,231
Net interest income after provision for credit losses	5,666	89,098	299,998	13,078	407,840
Noninterest income	123,980	14,315	(12,527)	(11,100)	114,668
Noninterest expense	83,862	14,003	42,811	33,925	174,601
Income (loss) before income taxes	45,784	89,410	244,660	(31,947)	347,907
Income taxes	9,311	15,885	50,262	(6,785)	68,673
Net income (loss)	$36,473	$73,525	$194,398	$(25,162)	$279,234
Total assets	$411,097	$4,522,175	$11,760,943	$258,301	$16,952,516

Significant non-cash items:
Included in other noninterest income:
Servicing rights fair value adjustments	$3,874	$—	$688	$—	$4,562
Derivative fair value adjustments	—	6,576	—	—	6,576

Merchants Bancorp

Notes to Consolidated Financial Statements

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Year Ended December 31, 2022
Interest income	$2,239	$115,870	$354,482	$8,242	$480,833
Interest expense	—	48,079	117,284	(3,081)	162,282
Net interest income	2,239	67,791	237,198	11,323	318,551
Provision for credit losses	1,153	37	16,105	—	17,295
Net interest income after provision for credit losses	1,086	67,754	221,093	11,323	301,256
Noninterest income	155,883	5,400	(26,177)	(9,170)	125,936
Noninterest expense	82,213	10,420	18,303	25,114	136,050
Income (loss) before income taxes	74,756	62,734	176,613	(22,961)	291,142
Income taxes	20,114	14,130	42,392	(5,215)	71,421
Net income (loss)	$54,642	$48,604	$134,221	$(17,746)	$219,721
Total assets	$351,274	$2,519,810	$9,587,544	$156,599	$12,615,227

Significant non-cash items:
Included in other noninterest income:
Servicing rights fair value adjustments	$13,962	$—	$5,799	$—	$19,761

Note 24: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information of the Company as to financial position as of December 31, 2024 and 2023, and results of operations and cash flows for the years ended December 31, 2024, 2023, and 2022.

Condensed Balance Sheets

	December 31,
	2024	2023

	(In thousands)
Assets
Cash and cash equivalents	$55,829	$42,810
Other equity securities	30,000	—
Investment in joint ventures	27,638	30,225
Investment in subsidiaries	2,077,085	1,696,000
Other assets	128,591	197
Total assets	$2,319,143	$1,769,232
Liabilities
Subordinated debt	$71,800	$64,922
Unfunded commitments to joint ventures	2,752	2,752
Other liabilities	1,281	474
Total liabilities	75,833	68,148
Shareholders’ Equity	2,243,310	1,701,084
Total liabilities and shareholders’ equity	$2,319,143	$1,769,232

Merchants Bancorp

Notes to Consolidated Financial Statements

Condensed Statements of Income and Comprehensive Income

	Year Ended
	December 31,
	2024	2023	2022

	(In thousands)
Income
Dividends and return of capital from subsidiaries	$124,864	$53,006	$39,775
Other Income	3,956	3,488	2,523
Total income	128,820	56,494	42,298
Expenses
Interest expense	10,849	4,323	4,333
Salaries and employee benefits	410	1,012	690
Professional fees	681	481	423
Other	1,223	898	829
Total expense	13,163	6,714	6,275
Income Before Income Tax and Equity in Undistributed Income of Subsidiaries	115,657	49,780	36,023
Income Tax Benefit	(2,277)	(582)	(698)
Income Before Equity in Undistributed Income of Subsidiaries	117,934	50,362	36,721
Equity in Undistributed Income of Subsidiaries	202,452	228,872	183,000
Net Income	$320,386	$279,234	$219,721
Comprehensive Income	$322,741	$287,267	$210,654

Merchants Bancorp

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

	Year Ended
	December 31,
	2024	2023	2022

	(In thousands)
Operating Activities
Net income	$320,386	$279,234	$219,721
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings from subsidiaries and other operating activities	(205,422)	(229,428)	(181,263)
Net cash provided by operating activities	114,964	49,806	38,458
Investing Activities
Contributed capital to subsidiaries	(225,295)	(43,922)	(110,000)
Purchase of equity securities	(30,000)	—	—
Purchase of limited partnership interests or LLC's	(3,038)	(769)	(8,746)
Return of capital from subsidiaries	49,017	—	—
Other investing activity	8,301	554	—
Net cash used in investing activities	(201,015)	(44,137)	(118,746)
Financing Activities
Proceeds from notes payable	6,878	64,922	4,000
Repayment of notes payable	—	(21,000)	—
Dividends paid	(51,167)	(48,506)	(38,067)
Proceeds from issuance of common stock	97,655	—	—
Proceeds from issuance of preferred stock	222,748	—	137,459
Redemption of preferred stock	(52,044)	—	—
Funds disbursed for future redemption of Series B preferred stock	(125,000)	—	—
Repurchase of common stock	—	—	(3,935)
Net cash provided by (used in) financing activities	99,070	(4,584)	99,457
Net Change in Cash and Due From Banks	13,019	1,085	19,169
Cash and Due From Banks at Beginning of Year	42,810	41,725	22,556
Cash and Due From Banks at End of Year	$55,829	$42,810	$41,725
Additional Cash Flows Information:
Payable for limited partnership interest or LLC's	$—	$2,752	$3,521

Note 25: Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Merchants Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2024 and December 31, 2023, that the Company and Merchants Bank met all capital adequacy requirements.

As of December 31, 2024 and December 31, 2023, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank

Merchants Bancorp

Notes to Consolidated Financial Statements

as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or Merchants Bank’s category.

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

The Company’s, Merchants Bank’s, and FMBI’s actual capital amounts and ratios are presented in the following tables.

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2024
Total capital(1) (to risk-weighted assets)
Company	$2,334,479	13.9%	$1,767,835	10.5%	$—	N/A	%
Merchants Bank	2,165,193	12.9%	1,763,982	10.5%	1,679,983	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	2,234,658	13.3%	1,431,105	8.5%	—	N/A	%
Merchants Bank	2,065,372	12.3%	1,427,985	8.5%	1,343,986	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,562,524	9.3%	1,178,557	7.0%	—	N/A	%
Merchants Bank	2,065,372	12.3%	1,175,988	7.0%	1,091,989	6.5%
Tier I capital(1) (to average assets)
Company	2,234,658	12.1%	925,180	5.0%	—	N/A	%
Merchants Bank	2,065,372	11.2%	922,006	5.0%	922,006	5.0%
(1)	As defined by regulatory agencies.

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2023
Total capital(1) (to risk-weighted assets)
Company	$1,772,195	11.6%	$1,598,260	10.5%	$—	N/A %
Merchants Bank	1,724,505	11.5%	1,577,434	10.5%	1,502,318	10.0%
FMBI	40,613	21.1%	20,209	10.5%	19,247	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	1,686,202	11.1%	1,293,830	8.5%	—	N/A %
Merchants Bank	1,639,171	10.9%	1,276,970	8.5%	1,201,854	8.0%
FMBI	39,953	20.8%	16,360	8.5%	15,398	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,186,594	7.8%	1,065,507	7.0%	—	N/A %
Merchants Bank	1,639,171	10.9%	1,051,623	7.0%	976,507	6.5%
FMBI	39,953	20.8%	13,473	7.0%	12,511	6.5%
Tier I capital(1) (to average assets)
Company	1,686,202	10.1%	832,706	5.0%	—	N/A %
Merchants Bank	1,639,171	10.1%	815,191	5.0%	815,191	5.0%
FMBI	39,953	11.5%	17,391	5.0%	17,391	5.0%
(1)	As defined by regulatory agencies.

Merchants Bancorp

Notes to Consolidated Financial Statements

The Company’s principal source of funds for dividend payments to shareholders is dividends received from Merchants Bank and FMBI (prior to the January 26, 2024 sale of its branches and the merger of its remaining charter into Merchants Bank). Banking statutes and regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under Indiana law, Merchants Bank may not pay a dividend if such dividend would be greater than retained net income (as defined) for the current year plus those for the previous two years, subject to the capital requirements described above. Under Illinois law, FMBI may not pay dividends in an amount greater than its current net profits after deducting losses and bad debts out of undivided profits provided that its surplus equals or exceeds its capital. At December 31, 2024, the amount available, without prior regulatory approval, for dividends which could be paid by Merchants Bank to the Company was $600.1 million.

Note 26: Commitments, Credit Risk, and Contingencies

Financial Instruments

Merchants offers certain financial instruments, including commitments with contracts that contain credit risk to the Company and others that are subject to certain performance criteria by the client and or cancellation by the Company. Such commitments were as follows at December 31, 2024 and 2023:

	December 31,
	2024	2023

	(In thousands)
Commitments subject to credit risk:
Commitments to extend credit	$4,348,628	$3,693,099
Standby letters of credit	204,745	129,655
Unfunded warehouse repurchase agreements and other (not cancellable)	108,532	135,819
Total commitments subject to credit risk	$4,661,905	$3,958,573

Commitments subject to certain performance criteria and cancellation:
Outstanding commitments to originate loans	$740,886	$692,582
Unfunded construction draws	281,152	266,369
Unfunded warehouse repurchase agreements and other (cancellable)	2,681,313	2,783,916
Total commitments subject to certain performance criteria and cancellation	$3,703,351	$3,742,867

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

Standby letters of credit. These instruments are irrevocable, conditional commitments issued by the Company or by another party on behalf of the Company, for a fee, to guarantee the performance of a customer to a third party and they generally have fixed expiration dates or other termination clauses. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers. The Company’s policy for obtaining collateral and/or guarantees and the nature thereof is generally the same as that involved extending commitments to its customers. The Company has not been required to fund nor has it incurred any losses on any standby letter of credit commitment during the years ended December 31, 2024, 2023, and 2022.

Unfunded warehouse repurchase agreements and other lines of credit. Through the Mortgage Warehousing segment, the Company has repurchase agreements with its non-depository financial institution customers engaged in

Merchants Bancorp

Notes to Consolidated Financial Statements

mortgage lending. Funds drawn on the warehouse repurchase agreements are used by the borrowers to fund the loans they originate. The customers’ loans must meet certain credit and underwriting criteria before the Company will fund the draw requests on the repurchase agreements, and the draw requests can be denied by the Company. The majority of the warehouse repurchase agreements are unconditionally cancellable by the Company, but some are subject to cancellation.

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

Allowance for credit losses – off-balance sheet credit exposures (ACL-OBCE)

The ACL-OBCE is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from contractual obligations to extend credit such as those included in the categories above. No allowance is recognized if there is an unconditional right to cancel the obligation. The amount of the allowance represents management’s best estimate of expected credit losses on unfunded commitments expected to be funded over the contractual life of the commitment. The ACL-OBCE is adjusted through the statement of income as a component of provision for credit loss.

Risk-Sharing Arrangements

As a Fannie Mae multi-family lender, Merchants assumes a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that is sold to Fannie Mae. Under this loss sharing agreement, Merchants bears a risk of up to one-third of incurred losses resulting from borrower defaults. Accordingly, Merchants maintained a reserve liability for this risk-sharing obligation of $1.5 million at December 31, 2024 and $0.8 million at December 31, 2023. There have been no loans in default during the years ended December 31, 2024, 2023, and 2022.

Repurchase Obligations

Certain single-family loans sold to Fannie Mae or Freddie Mac may require the Company to repurchase loans if it is determined that the Company did not adhere to underwriting guidelines required by these government-sponsored entities. There was a reserve for potential obligations in other liabilities on the balance sheet for $1.1 million and $1.0 million at December 2024 and 2023, respectively.

Indemnification Agreements

As part of a Freddie Mac Q-Series Securitization transaction occurring in 2022, the Company established reserve liabilities in other liabilities on the balance sheet related to an indemnification agreement for potential loan losses. The Company established a reserve for contingent financial guarantees, which had a balance of $0.8 million and $1.2 million for December 31, 2024 and 2023, respectively. The Company also established a non-contingent stand-by reserve, which had a balance of $1.8 million and $2.5 million for December 31, 2024 and 2023, respectively. See Note 5: Loans and Allowance for Credit Losses on Loans for additional information on this transaction.

Merchants Bancorp

Notes to Consolidated Financial Statements

Unconditional Investment Obligations

The Company is contractually obligated to provide additional capital funding to certain investments in LIHTC limited partnerships and LLCs. There was an unfunded liability for these investments of $93.9 million and $61.4 million at December 31, 2024 and 2023, respectively. Additionally, the Company had an unfunded liability to invest in debt fund joint ventures for $3.8 million and $4.0 million at December 31, 2024 and 2023, respectively. Both liability accounts are recorded in other liabilities on balance sheet. See Note 11: Other Assets and Receivables for additional information on these investments and joint ventures.

Other

The Company and its subsidiaries can be parties to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the Company’s consolidated financial position or results of operations.

Note 27: Related Party Transactions

The Company has entered into transactions with certain directors, executive officers, and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to directors, executive officers and their affiliates was not greater than 5% of the Company’s shareholders’ equity at December 31, 2024 and 2023.

Legal Services

The Company retained a law firm of which a Board member of Merchants Bank is a partner. Services rendered are primarily related to documentation of current loan originations, and loan collections from Merchants Bank’s borrowers. Fees paid to the law firm, both directly and indirectly, totaled $4.0 million, $9.4 million, and $9.4 million for the years ended December 31, 2024, 2023, and 2022 respectively.

Speaking Engagements

The Company made payments to a Board member of Merchants Bank during 2023 for speaking engagements at corporate events. Fees paid to the Board member totaled $0, $30,000, and $0 for the years ended December 31, 2024, 2023 and 2022, respectively.

Corporate Travel

The Company made payments to a company that is owned by a Board member and executive of Merchants Bank. Payments were made for charter flights taken during 2024 and 2023 as part of corporate travel expenses. Payments made to the company totaled $104,000, $62,000, and $0 for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Investments in Low-Income Housing Tax Credit Syndications

In 2020 the Company launched a low-income housing tax credit syndication business through one of its subsidiaries and serves as a general partner, limited partner, or managing member. This business is generally funded through capital investments from external investors and in some cases by Merchants Bank, in the form of limited partnership or managing member interests, and bridge loans. Merchants Bank also serves as a warehouse to fund certain low-income housing tax credit projects until they are sold into the syndicated funds. Due to the short time between purchase and sale, no gains or losses were recognized on the sales during 2024, 2023 or 2022. Transactions with these entities are included in the chart below.

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

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Investments in Senior Housing and Healthcare Entity
Origination fees received from borrowers referred by the LLC	$26,287	$12,669	$24,830
Fees paid to LLC for loans referred and originated	(20,882)	(9,866)	(17,145)
Servicing income received for loans referred by the LLC	841	561	417
Servicing income participation paid to LLC	(428)	(281)	(209)
Income from investment in LLC	3,536	1,612	4,129
Distributions received from LLC	1,153	993	3,795
Interest income paid to LLC for loans originated and referred by the LLC	(2,158)	(3,587)	(6,725)

Investments in LIHTC Syndications
Interest income, financing (1) and other fees received from syndicated funds	$31,683	$16,592	$11,012
Loans and other receivables outstanding, net of participations sold, to syndicated funds	334,536	127,449	49,004

Investments in Debt Financing Entities
Income from investments, servicing, interest income, and management of debt funds	$53,274	$29,992	$4,642
Distributions received from debt funds	8,871	890	512
Loans outstanding, net of participations sold, to debt funds	133,044	108,055	35,732
Loans sold to debt funds	98,184	102,336	884,247
Gains (losses) recognized on loans sold to debt funds	—	(263)	—
Carrying value, at year-end, of securities held-to-maturity purchased from debt funds	526,242	472,539	248,366
(1)	Financing fees, net of costs to originate, are deferred and recognized in income over the life of the loan.

Note 28: Subsequent Events

The Company redeemed all outstanding shares of the Series B Preferred Stock on January 2, 2025, at a price equal to the liquidation preference of $1,000 per share (equivalent to $25 per depositary share), or $125.0 million, using cash on hand. As of December 31, 2024, the cash to redeem the shares was delivered to the Company’s transfer agent, resulting in a prepaid asset reported in other assets. As of the redemption date the Series B Preferred Stock did not have any accrued, but unpaid dividends.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of the Company’s disclosure controls and procedures which took place as of December 31, 2024, the Chairman/CEO and CFO believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Based on the evaluation of the Company’s disclosure controls and procedures by the Chairman/CEO and CFO; no changes occurred during the fiscal quarter ended December 31, 2024 in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2024, based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2024.

Forvis Mazars, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has also audited the Company’s internal control over financial reporting as of December 31, 2024. Their report expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

Merchants Bancorp

Carmel, Indiana

Opinion on the Internal Control over Financial Reporting

We have audited Merchants Bancorp’s (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, and consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and our report dated February 28, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Forvis Mazars, LLP

Indianapolis, Indiana

February 28, 2025

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the year ended December 31, 2024, Scott A. Evans, a director and the Richmond Market President and Chief Operating Officer of Merchants Bank, adopted a stock trading plan on August 7, 2024 intended to satisfy the affirmative defense of Rule 10b5-1(c), pursuant to which he may sell up to 25,000 shares of our common stock prior to March 13, 2025. On January 29, 2025 Mr. Evans sold all 25,000 shares of our common stock at a price of $43.10.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be in the proxy statement for the 2025 annual meeting of shareholders (the “2025 Proxy Statement”) that will be filed within 120 days after December 31, 2024, which is incorporated by reference.

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

We have adopted an Insider Trading Policy applicable to us and our directors, officers, and employees governing the purchase, sale, and other dispositions of our securities. We believe that the Insider Trading Policy is reasonably designed to promote compliance with the insider trading laws, rules and regulations, and listing standards applicable to us. The Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by Item 11 will be in the 2025 Proxy Statement, which is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 will be in the 2025 Proxy Statement, which is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be in the 2025 Proxy Statement, which is incorporated by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 will be in the 2025 Proxy Statement, which is incorporated by reference.

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

3.3

Articles of Amendment to the Second Amended and Restated Articles of Incorporation dated November 25, 2024 designating the 7.625% Fixed Rate Series E Non-Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 3.2 of Form 8-A filed on November 25, 2024).

3.4	Second Amended and Restated By-Laws of Merchants Bancorp (incorporated by reference to Exhibit 3.1 of Form 8-K, filed on November 20, 2017).
4	Description of Registered Securities of Merchants Bancorp.
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

19	Merchants Bancorp Insider Trading Policy.
21	Subsidiaries of Merchants Bancorp.
23	Consent of Forvis Mazars, LLP.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Merchants Bancorp Clawback Policy.
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

Date: February 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael F. Petrie
Michael F. Petrie	Director (Chairman); Chief Executive Officer (Principal Executive Officer)	February 28, 2025
/s/ Sean A. Sievers
Sean A. Sievers	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2025
/s/ Randall D. Rogers
Randall D. Rogers	Director	February 28, 2025
/s/ Michael J. Dunlap
Michael J. Dunlap	Director	February 28, 2025
/s/ Scott A. Evans
Scott A. Evans	Director	February 28, 2025
/s/ Sue Anne Gilroy
Sue Anne Gilroy	Director	February 28, 2025
/s/ Andrew A. Juster
Andrew A. Juster	Director	February 28, 2025

/s/ Patrick D. O’Brien
Patrick D. O’Brien	Director	February 28, 2025
/s/ Anne E. Sellers
Anne E. Sellers	Director	February 28, 2025
/s/ David N. Shane
David N. Shane	Director	February 28, 2025
/s/ Tamika D. Catchings
Tamika D. Catchings	Director	February 28, 2025
/s/ Thomas W. Dinwiddie
Thomas W. Dinwiddie	Director	February 28, 2025