Form 10-Q
period 2025-03-31
Merchants Bancorp
filed 2025-05-09
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value	MBIN	NASDAQ

Depositary Shares, each representing a 1/40th interest in a share of Series C Preferred Stock, without par value

Depositary Shares, each representing a 1/40th interest in a share of Series D Preferred Stock, without par value

Depositary Shares, each representing a 1/40th interest in a share of Series E Preferred Stock, without par value

	MBINN MBINM MBINL	NASDAQ NASDAQ NASDAQ

As of May 1, 2025, the latest practicable date, 45,881,706 shares of the registrant’s common stock, without par value, were issued and outstanding.

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

The acronyms and abbreviations identified below are used throughout this report, including the Notes to Consolidated Financial Statements

ACL: allowance for credit losses

ACL-Guarantees: allowance for credit losses on guarantees

ACL-Loans: allowance for credit losses-loans

ACL-OBCE: allowance for credit losses-off-balance sheet credit exposures

Agency: government agency

AOCI: accumulated other comprehensive income

AOCL: accumulated other comprehensive loss

ARM: adjustable-rate mortgage

ASC: Accounting Standards Codification

ASU: Accounting Standards Update

Bank: Merchants Bank of Indiana

CCO: Chief Credit Officer

CMT: constant maturity rate

CODM: chief operating decision maker

Company: Merchants Bancorp

ESOP: Employee Stock Ownership Plan

EVE: economic value of equity

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

N/A: not applicable

N/M: not meaningful

NASDAQ: NASDAQ Capital Market

REMIC: real estate mortgage investment conduit

ROU: Right of use

SBA: Small Business Administration

SEC: Securities and Exchange Commission

SOFR: Secured Overnight Financing Rate

Treasury: US Department of Treasury

VIE: variable interest entity

Part I – Financial Information

Item 1. Financial Statements

Merchants Bancorp

Condensed Consolidated Balance Sheets

March 31, 2025 (Unaudited) and December 31, 2024

(In thousands, except share data)

	March 31,	December 31,
	2025	2024*
Assets
Cash and due from banks	$15,609	$10,989
Interest-earning demand accounts	505,687	465,621
Cash and cash equivalents	521,296	476,610
Securities purchased under agreements to resell	1,550	1,559
Mortgage loans in process of securitization	389,797	428,206
Securities available for sale ($626,271 and $635,946 utilizing fair value option, respectively)	961,183	980,050
Securities held to maturity ($1,605,151 and $1,664,674 at fair value, respectively)	1,606,286	1,664,686
Federal Home Loan Bank (FHLB) stock and other equity securities	217,850	217,804
Loans held for sale (includes $75,920 and $78,170 at fair value, respectively)	3,983,452	3,771,510
Loans receivable, net of allowance for credit losses on loans of $83,413 and $84,386, respectively	10,343,724	10,354,002
Premises and equipment, net	67,787	58,617
Servicing rights	189,711	189,935
Interest receivable	82,811	83,409
Goodwill	8,014	8,014
Other assets and receivables	424,339	571,330
Total assets	$18,797,800	$18,805,732
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$313,296	$239,005
Interest-bearing	12,092,869	11,680,971
Total deposits	12,406,165	11,919,976
Borrowings	4,001,744	4,386,122
Deferred tax liabilities	35,740	25,289
Other liabilities	193,416	231,035
Total liabilities	16,637,065	16,562,422
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 75,000,000 shares
Issued and outstanding - 45,881,706 shares at March 31, 2025 and 45,767,166 shares at December 31, 2024	240,512	240,313
Preferred stock, without par value - 5,000,000 total shares authorized
6% Series B Preferred stock - $1,000 per share liquidation preference
Authorized - no shares at March 31, 2025 and 125,000 shares at December 31, 2024
Issued and outstanding - no shares at March 31, 2025 and 125,000 shares (equivalent to 5,000,000 depositary shares) at December 31, 2024	—	120,844
6% Series C Preferred stock - $1,000 per share liquidation preference
Authorized - 200,000 shares
Issued and outstanding - 196,181 shares (equivalent to 7,847,233 depositary shares)	191,084	191,084
8.25% Series D Preferred stock - $1,000 per share liquidation preference
Authorized - 300,000 shares
Issued and outstanding - 142,500 shares (equivalent to 5,700,000 depositary shares)	137,459	137,459
7.625% Series E Preferred stock - $1,000 per share liquidation preference
Authorized - 230,000 shares
Issued and outstanding - 230,000 shares (equivalent to 9,200,000 depositary shares)	222,748	222,748
Retained earnings	1,369,009	1,330,995
Accumulated other comprehensive loss	(77)	(133)
Total shareholders' equity	2,160,735	2,243,310
Total liabilities and shareholders' equity	$18,797,800	$18,805,732

* Derived from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Income (Unaudited)

For the Three Months Ended March 31, 2025 and 2024

(In thousands, except share data)

	Three Months Ended
	March 31,
	2025	2024
Interest Income
Loans	$239,280	$271,998
Mortgage loans in process of securitization	3,743	1,720
Investment securities:
Available for sale	12,358	14,388
Held to maturity	24,358	20,522
FHLB stock and other equity securities (dividends)	4,372	844
Other	3,093	4,701
Total interest income	287,204	314,173
Interest Expense
Deposits	123,941	171,022
Short-term borrowings	33,364	7,222
Long-term borrowings	7,703	8,873
Total interest expense	165,008	187,117
Net Interest Income	122,196	127,056
Provision for credit losses	7,727	4,726
Net Interest Income After Provision for Credit Losses	114,469	122,330
Noninterest Income
Gain on sale of loans	11,619	9,356
Loan servicing fees, net	4,010	19,402
Mortgage warehouse fees	1,513	982
Losses on sale of investments available for sale (includes $0 and $(108), respectively, related to accumulated other comprehensive loss reclassifications)	—	(108)
Syndication and asset management fees	3,389	5,303
Other income	3,162	5,939
Total noninterest income	23,693	40,874
Noninterest Expense
Salaries and employee benefits	36,419	29,596
Loan expense	798	956
Occupancy and equipment	2,351	2,237
Professional fees	2,894	4,099
Deposit insurance expense	7,228	5,125
Technology expense	2,374	1,854
Credit risk transfer premium expense	3,862	—
Other expense	5,738	5,045
Total noninterest expense	61,664	48,912
Income Before Income Taxes	76,498	114,292
Provision for income taxes (includes $0 and $26, respectively, of income tax benefit related to accumulated other comprehensive loss reclassifications)	18,259	27,238
Net Income	$58,239	$87,054
Dividends on preferred stock	(10,265)	(8,667)
Impact of preferred stock redemption	(5,371)	—
Net Income Allocated to Common Shareholders	42,603	78,387
Basic Earnings Per Share	$0.93	$1.81
Diluted Earnings Per Share	$0.93	$1.80
Weighted-Average Shares Outstanding
Basic	45,824,022	43,305,985
Diluted	45,914,083	43,466,647

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three Months Ended March 31, 2025 and 2024

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Net Income	$58,239	$87,054
Other Comprehensive Income:
Net unrealized gains on investment securities available for sale, net of tax expense of $(17) and $(384), respectively	56	1,233
Add: Reclassification adjustment for losses included in net income, net of tax benefit of $0 and $26, respectively	—	82
Other comprehensive income for the period	56	1,315
Comprehensive Income	$58,295	$88,369

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2025 and 2024

(In thousands, except share data)

	Three Months Ended
	March 31,
	2025		2024
	Shares	Amount	Shares	Amount
Common Stock
Balance beginning of period	45,767,166	$240,313	43,242,928	$140,365
Distribution to employee stock ownership plan	30,802	1,124	23,414	997
Shares issued for stock compensation plans, net of taxes withheld to satisfy tax obligations	83,738	(925)	88,376	(1,412)
Balance end of period	45,881,706	240,512	43,354,718	139,950

7% Series A Preferred Stock
Balance at beginning and end of period	-	-	2,081,800	50,221

6% Series B Preferred Stock
Balance beginning of period	125,000	120,844	125,000	120,844
Redemption of 6% Series B preferred stock	(125,000)	(120,844)	-	-
Balance at end of period	-	-	125,000	120,844

6% Series C Preferred Stock
Balance at beginning and end of period	196,181	191,084	196,181	191,084

8.25% Series D Preferred Stock
Balance at beginning and end of period	142,500	137,459	142,500	137,459

7.625% Series E Preferred Stock
Balance at beginning and end of period	230,000	222,748	-	-

Retained Earnings
Balance beginning of period		1,330,995		1,063,599
Net income		58,239		87,054
Dividends on 7% Series A preferred stock, $1.75 per share, annually		-		(910)
Dividends on 6% Series B preferred stock, $60.00 per share, annually		-		(1,875)
Dividends on 6% Series C preferred stock, $60.00 per share, annually		(2,943)		(2,943)
Dividends on 8.25% Series D preferred stock, $82.50 per share, annually		(2,939)		(2,939)
Dividends on 7.625% Series E preferred stock, $76.25 per share, annually		(4,383)		-
Dividends on common stock, $0.40 per share, annually in 2025 and $0.36 per share, annually in 2024		(4,589)		(3,903)
Impact of 6% Series B preferred stock redemption		(4,156)		-
Excise tax on preferred stock redemption		(1,215)		-
Balance end of period		1,369,009		1,138,083

Accumulated Other Comprehensive Loss
Balance beginning of period		(133)		(2,488)
Other comprehensive income		56		1,315
Balance end of period		(77)		(1,173)

Total shareholders' equity		$2,160,735		$1,776,468

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2025 and 2024

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Operating activities:
Net income	$58,239	$87,054
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	770	725
Provision for credit losses	7,727	4,726
Loss on sale of securities	—	108
Gain on sale of loans	(11,619)	(9,356)
Proceeds from sales of loans	8,012,025	4,694,759
Loans and participations originated and purchased for sale	(7,948,208)	(5,078,607)
Proceeds from sale of low-income housing tax credits	410	25,861
Purchases of low-income housing tax credits for sale	(7,305)	(21,113)
Change in servicing rights for paydowns and fair value adjustments	3,562	(11,577)
Net change in:
Mortgage loans in process of securitization	38,409	(32,030)
Other assets and receivables	11,660	(58,186)
Other liabilities	(16,017)	14,595
Other	(1,615)	(731)
Net cash provided by (used in) operating activities	148,038	(383,772)
Investing activities:
Net change in securities purchased under agreements to resell	9	20
Purchases of securities available for sale	(162,999)	(193,957)
Proceeds from the sale of securities available for sale	—	9,983
Proceeds from calls, maturities and paydowns of securities available for sale	189,000	231,585
Proceeds from calls, maturities and paydowns of securities held to maturity	58,453	29,050
Purchases of loans	(19,871)	(27,727)
Net change in loans receivable	(40,937)	(552,568)
Proceeds from loans held for sale previously classified as loans receivable	—	1,600
Purchase of FHLB stock	(46)	(16,031)
Proceeds from sale of FHLB stock	—	394
Purchases of premises and equipment	(6,859)	(2,306)
Purchase of limited partnership interests	(19,427)	(4,157)
Net cash paid on sale of branches	—	(171,319)
Other investing activities	1,774	414
Net cash used in investing activities	(903)	(695,019)
Financing activities:
Net change in deposits	296,982	144,036
Proceeds from borrowings	58,640,042	26,751,878
Repayment of borrowings	(59,014,014)	(25,871,971)
Payment of credit linked notes	(10,605)	(8,249)
Dividends	(14,854)	(12,570)
Net cash (used in) provided by financing activities	(102,449)	1,003,124
Net Change in Cash and Cash Equivalents	44,686	(75,667)
Cash and Cash Equivalents, Beginning of Period	476,610	584,422
Cash and Cash Equivalents, End of Period	$521,296	$508,755
Supplemental Cash Flows Information:
Interest paid	$169,563	$178,751
Income taxes paid, net of refunds	3,176	783
Change in payable for limited partnership interest of LLCs	2,752	—
Change in ROU assets due to lease renegotiation	—	(1,349)
Liabilities accrued for additions in premises and equipment	3,081	—
Beneficial interests received in exchange for LIHTC's sold	3,118	—
Liabilities accrued for excise tax on preferred stock repurchase	1,215	—
Change in prepaid assets for preferred stock repurchase	125,000	—
Deposits received upon loan origination	189,206	—
Transfer of loans from loans held for sale to loans receivable	1,029	31,350
Transfer of loans from loans receivable to loans held for sale	74,462	1,600

See notes to condensed consolidated financial statements.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Merchants Bancorp, a registered bank holding company (the “Company”) and its wholly owned subsidiaries, Merchants Bank, FMBI (whose branches were sold to unaffiliated third parties and its remaining charter collapsed into Merchants Bank on January 26, 2024), and MAM. Merchants Bank’s primary operating subsidiaries include MCC, MCS, and MCI. All directly and indirectly owned subsidiaries of Merchants Bancorp are collectively referred to as the “Company”.

The accompanying unaudited condensed consolidated balance sheets of the Company as of December 31, 2024, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of March 31, 2025 and for the three months ended March 31, 2025 and 2024, were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2024 in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included to present fairly the financial position as of March 31, 2025 and the results of operations, cash flows, and changes in shareholders’ equity for the three months ended March 31, 2025 and 2024. All interim amounts have not been audited and the results of operations for the three months ended March 31, 2025, herein are not necessarily indicative of the results of operations to be expected for the entire year.

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

Total assets and liabilities of approximately $60.8 million and $230.6 million, respectively, were sold. A net gain of $715,000 was recognized from the transactions, which included a $10.1 million deposit premium and the extinguishment of $7.8 million in goodwill and $0.5 million in intangibles during the three months ended March 31, 2024.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of and for the period ended March 31, 2025 and 2024 include results from the Company, and its wholly owned subsidiaries, Merchants Bank, FMBI (until its branches were sold and its bank charter merged into Merchants Bank on January 26, 2024) and MAM. Also included are

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Merchants Bank’s primary operating subsidiaries, MCC, MCS and MCI, as well as all direct and indirectly owned subsidiaries owned by Merchants Bancorp.

The results of Merchants Foundation, Inc., a nonprofit corporation, are consolidated with the Company’s unaudited condensed consolidated financial statements in all periods presented.

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

The Company holds a variable interest in an investment for which it is the primary beneficiary of, and its results have been consolidated in all periods presented. Additionally, the Company has certain variable interest investments that it was deemed not to be a primary beneficiary of as of March 31, 2025 and December 31, 2024. These VIEs are not consolidated and the equity method or proportional amortization method of accounting has been applied. The Company will analyze whether the primary beneficiary designation has changed through triggering events on a prospective basis. Changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment. See Note 8: Variable Interest Entities (VIEs) for additional information about VIEs.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on loans and fair values of servicing rights and financial instruments.

Significant Accounting Policies

The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. For additional information regarding significant accounting policies, see the Company’s 2024 Annual Report on Form 10–K.

Restricted Cash

Included in cash equivalents is an account restricted as collateral for the potential risk of loss on senior credit linked notes issued by the Company in March 2023. The balance of the notes as of March 31, 2025 and December 31, 2024 was $76.9 million and $87.6 million, respectively. As of March 31, 2025 and December 31, 2024, there was $33.4 million and $33.5 million, respectively, in restricted cash held in a separate account included in the total of interest-earning demand accounts on the unaudited condensed consolidated balance sheets. Also see Note 10: Borrowings.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

The Company continually monitors for potential accounting standards updates and SEC releases. The following updates and releases have been deemed to have the most applicability to the Company’s financial statements:

FASB ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued an ASU that will require public business entity’s disclosures to include a tabular tax rate reconciliation. The update will also require all public entities disclose income tax expense and taxes paid broken down by federal, state, and foreign with a disaggregation for jurisdictions that exceed 5% of income for taxes paid.

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

In November 2024, the FASB issued an ASU which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the face of our unaudited condensed consolidated statements of income.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2:   Investment Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities available for sale and held to maturity were as follows:

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available for sale:
Treasury notes	$80,013	$26	$—	$80,039
Federal agencies	255,000	12	139	254,873
Mortgage-backed - Non-Agency residential - fair value option (1)	423,717	—	—	423,717
Mortgage-backed - Agency - residential - fair value option (1)	202,554	—	—	202,554
Total securities available for sale	$961,284	$38	$139	$961,183
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$591,874	$—	$1,529	$590,345
Mortgage-backed - Non-Agency - residential	508,161	1,745	482	509,424
Mortgage-backed - Non-Agency - healthcare	494,439	—	—	494,439
Mortgage-backed - Agency - multi-family	11,812	—	869	10,943
Total securities held to maturity	$1,606,286	$1,745	$2,880	$1,605,151

FHLB and other equity securities (2)	$217,850
(1)	Fair value option securities represent securities which the Company has elected to carry at fair value with changes in the fair value recognized in earnings as they occur.
(2)	The Company reports the carrying value utilizing the measurement alternative election, reflecting any impairments or other adjustments if observable price changes occur for identical or similar investments of the same issuer.

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available for sale:
Treasury notes	$89,898	$108	$—	$90,006
Federal agencies	253,218	—	282	252,936
Mortgage-backed - Government Agency (2) - multi-family	1,162	—	—	1,162
Mortgage-backed - Non-Agency residential - fair value option (1)	430,779	—	—	430,779
Mortgage-backed - Agency - residential - fair value option (1)	205,167	—	—	205,167
Total securities available for sale	$980,224	$108	$282	$980,050
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$592,053	$—	$1,162	$590,891
Mortgage-backed - Non-Agency - residential	526,242	1,871	75	528,038
Mortgage-backed - Non-Agency - healthcare	534,538	374	—	534,912
Mortgage-backed - Agency - multi-family	11,853	—	1,020	10,833
Total securities held to maturity	$1,664,686	$2,245	$2,257	$1,664,674

FHLB and other equity securities (3)	$217,804
(1)	Fair value option securities represent securities which the Company has elected to carry at fair value with changes in the fair value recognized in earnings as they occur.
(2)	Agency includes government sponsored entities, such as Fannie Mae, Freddie Mac, Ginnie Mae, FHLB, and FCB
(3)

The Company reports the carrying value utilizing the measurement alternative election, reflecting any impairments or other adjustments if observable price changes occur for identical or similar investments of the same issuer.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accrued interest on securities available for sale totaled $5.3 million at March 31, 2025 and $4.9 million at December 31, 2024, and is excluded from the estimate of credit losses.

Accrued interest on securities held to maturity totaled $5.1 million at March 31, 2025 and $5.8 million at December 31, 2024, and is excluded from the estimate of credit losses.

The amortized cost and fair value of securities available for sale at March 31, 2025 and December 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Securities available for sale:
Within one year	$80,013	$80,039	$89,898	$90,006
After one through five years	255,000	254,873	253,218	252,936
	335,013	334,912	343,116	342,942
Mortgage-backed - Agency - multi-family	—	—	1,162	1,162
Mortgage-backed - Non-Agency residential - fair value option	423,717	423,717	430,779	430,779
Mortgage-backed - Agency - residential - fair value option	202,554	202,554	205,167	205,167
	$961,284	$961,183	$980,224	$980,050
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$591,874	$590,345	$592,053	$590,891
Mortgage-backed - Non-Agency - residential	508,161	509,424	526,242	528,038
Mortgage-backed - Non-Agency - healthcare	494,439	494,439	534,538	534,912
Mortgage-backed - Agency - multi-family	11,812	10,943	11,853	10,833
	$1,606,286	$1,605,151	$1,664,686	$1,664,674

During the three months ended March 31, 2025, no securities available for sale were sold. During the three months ended March 31, 2024, the Company recognized a net loss of $108,000 from sales of securities available for sale which consisted of $10,000 in gains and $118,000 of losses.

The following tables show the Company’s gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, for which an ACL has not been recorded, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024:

March 31, 2025
12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

(In thousands)
Securities available for sale:
Federal agencies	$219,861	$139	$—	$—	$219,861	$139

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In evaluating securities available for sale in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized losses on the Company’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. There were no credit-related factors underlying unrealized losses on available for sale debt securities at March 31, 2025 and December 31, 2024.

Securities held to maturity are primarily comprised of non-agency mortgage-backed senior securities secured by multi-family, single-family or healthcare properties, and agency mortgage-backed securities secured by multi-family properties. The agency securities held to maturity are Ginnie Mae mortgage-backed securities and backed by the full faith and credit of the U.S. government and have an implicit or explicit government guarantee. Accordingly, no allowance for credit losses has been recorded for these securities. Additional qualitative factors are evaluated, including the timeliness of principal and interest payments under the contractual terms of the securities, as well as the investment ratings assigned to the securities by third parties and their qualification to be pledged to FHLB as collateral. According, no allowance for credit losses has been recorded for non-agency securities.

Note 3:   Mortgage Loans in Process of Securitization

Mortgage loans in process of securitization are recorded at fair value with changes in fair value recorded in earnings. These include multi-family rental real estate loan originations to be sold as Ginnie Mae mortgage-backed securities and Fannie Mae and Freddie Mac participation certificates, all of which are pending settlements under firm investor commitments to purchase the securities, typically occurring within 30 days. The aggregate positive fair value adjustment recorded in mortgage loans in process of securitization was $1.1 million and $4.1 million as of March 31, 2025 and December 31, 2024, respectively.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4:   Loans and Allowance for Credit Losses on Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost at their outstanding principal balances adjusted for unearned income, charge-offs, the ACL-Loans, any unamortized deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans.

For loans at amortized cost, interest income is accrued based on the unpaid principal balance.

The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest separately from the related loan balance on the unaudited condensed consolidated balance sheets. Accrued interest on loans totaled $48.6 million and $51.9 million at March 31, 2025 and December 31, 2024, respectively.

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

The Company offers mortgage warehouse repurchase agreements to third parties to fund mortgage loans held for sale from closing until sale to an investor. Under a warehousing arrangement, the Company funds a mortgage loan as secured financing. The warehousing arrangement is secured by the underlying mortgages and a combination of deposits, personal guarantees and advance rates, and may be cross-collateralized with other loans. The Company typically holds the collateral until it is sent under a bailee arrangement instructing the investor to send proceeds to the Company. Typical investors are large financial institutions or government agencies. Interest earned from the time of funding to the time of sale is recognized as interest income as accrued. Warehouse fees are accrued as noninterest income.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Loan Portfolio Summary

Loans receivable at March 31, 2025 and December 31, 2024 include:

	March 31,	December 31,
	2025	2024

	(In thousands)
Mortgage warehouse repurchase agreements	$1,408,239	$1,446,068
Residential real estate(1)	1,332,601	1,322,853
Multi-family financing	4,600,117	4,624,299
Healthcare financing	1,583,290	1,484,483
Commercial and commercial real estate(2)(3)	1,418,741	1,476,211
Agricultural production and real estate	79,190	77,631
Consumer and margin loans	4,959	6,843
Loans Receivable	10,427,137	10,438,388
Less:
ACL-Loans	83,413	84,386

Loans Receivable, net	$10,343,724	$10,354,002
(1)	Includes $1.2 billion and $1.2 billion of All-in-One© first-lien home equity lines of credit at March 31, 2025 and December 31, 2024, respectively.
(2)	Includes $805.4 million and $908.9 million of revolving lines of credit collateralized primarily by single-family mortgage servicing rights as of March 31, 2025 and December 31, 2024, respectively.
(3)	Includes only $19.5 million and $18.7 million of non-owner occupied commercial real estate as of March 31, 2025 and December 31, 2024, respectively.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Agricultural Production and Real Estate Loans (AG & AGRE): Agricultural production loans are generally comprised of seasonal operating lines of credit to grain farmers to plant and harvest corn and soybeans and term loans to fund the purchase of equipment. The Company also offers long-term financing to purchase agricultural real estate. Specific underwriting standards have been established for agricultural-related loans including the establishment of projections for each operating-year based on industry-developed estimates of farm input costs and expected commodity yields and prices. Operating lines are typically written for one year and secured by the crop and other farm assets as considered necessary. The Company is approved to sell agricultural loans in the secondary market through Farmer Mac and uses this relationship to manage interest rate risk within the portfolio. Agricultural real estate loans included in this segment are typically structured with a one-year ARM, three-year ARM or five-year ARM CMT and a margin. Agriculture production, livestock, and equipment loans are structured with variable rates that are indexed to prime or fixed for terms not exceeding five years.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

ACL-Loans

The ACL-Loans is the Company’s estimate of current expected life of loan credit losses. Loans receivable is presented net of the allowance to reflect the principal balance expected to be collected over the contractual term of the loans. This life of loan allowance is established through a provision for credit losses included in net interest income after provision for credit losses as loans are recorded in the unaudited condensed consolidated financial statements. The provision for a reporting period also reflects increases or decreases in the allowance related to changes in credit loss expectations. Actual credit losses are charged against the allowance when management believes the loan balance, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

The ACL-Loans is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans considering relevant available information from internal and external sources, including historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The allowance also incorporates reasonable and supportable forecasts. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The level of the ACL-Loans is believed to be adequate to absorb expected future losses in the loan portfolio as of the measurement date.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present, by loan portfolio segment, the activity in the ACL-Loans for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$3,816	$5,942	$55,126	$8,562	$10,293	$539	$108	$84,386
Provision for credit losses	(69)	203	8,684	565	87	69	(33)	9,506
Loans charged to the allowance	—	—	(10,394)	—	(113)	—	—	(10,507)
Recoveries of loans previously charged-off	—	—	—	—	28	—	—	28
Balance, end of period	$3,747	$6,145	$53,416	$9,127	$10,295	$608	$75	$83,413

	Three Months Ended March 31, 2024
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$2,070	$7,323	$26,874	$22,454	$12,243	$619	$169	$71,752
FMBI's ACL for loans sold	—	(55)	(186)	(2)	(92)	(246)	(12)	(593)
Provision for credit losses	952	(363)	1,976	2,135	763	77	(63)	5,477
Loans charged to the allowance	—	—	—	—	(925)	—	—	(925)
Recoveries of loans previously charged-off	—	—	—	—	1	—	—	1
Balance, end of period	$3,022	$6,905	$28,664	$24,587	$11,990	$450	$94	$75,712

The Company recorded a total provision for credit losses of $7.7 million for the three months ended March 31, 2025. The $7.7 million total provision for credit losses consisted of $9.5 million for the ACL-Loans as shown above, net of $1.7 million for the ACL-OBCE’s and $0.1 million for the ACL-Guarantees for the release of reserves related to loan securitization.

The Company recorded a total provision for credit losses of $4.7 million for the three months ended March 31, 2024. The $4.7 million total provision for credit losses consisted of $5.5 million for the ACL-Loans as shown above, net of $0.2 million for the ACL-OBCE’s for the release of reserves and $0.6 million for the release of FMBI’s ACL-Loans for loans sold.

The following table presents, by loan portfolio segment, the activity in the ACL-Loans for the twelve months ended December 31, 2024:

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The below table presents the amortized cost basis and ACL-Loans allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL-Loans Allocation

	(In thousands)
RES RE	$6,675	$—	$—	$6,675	$34
MF FIN	235,867	—	693	236,560	19,867
HC FIN	68,913	—	—	68,913	2,556
CML & CRE	8,956	1,447	763	11,166	618
AG & AGRE	327	6	—	333	3
Total collateral dependent loans	$320,738	$1,453	$1,456	$323,647	$23,078

There were no significant changes to the types of collateral securing the Company’s collateral dependent loans compared to December 31, 2024.

	December 31, 2024
	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL-Loans Allocation

	(In thousands)
RES RE	$6,153	$—	$—	$6,153	$31
MF FIN	227,054	—	693	227,747	22,265
HC FIN	73,225	—	—	73,225	2,569
CML & CRE	8,125	1,447	629	10,201	358
AG & AGRE	—	6	—	6	1
Total collateral dependent loans	$314,557	$1,453	$1,322	$317,332	$25,224

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

The following tables present the credit risk profile of the Company’s loan portfolio based on internal risk rating category and origination year as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	TOTAL

	(In thousands)
MTG WHRA
Pass	$—	$—	$—	$—	$—	$—	$1,408,239	$1,408,239
Total	$—	$—	$—	$—	$—	$—	$1,408,239	$1,408,239
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
RES RE
Pass	$12,230	$38,412	$30,088	$8,151	$5,694	$23,890	$1,207,461	$1,325,926
Substandard	—	—	—	22	—	198	6,455	6,675
Total	$12,230	$38,412	$30,088	$8,173	$5,694	$24,088	$1,213,916	$1,332,601
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
MF FIN
Pass	$338,100	$851,771	$472,312	$312,576	$63,090	$13,240	$2,057,260	$4,108,349
Special Mention	100,150	22,275	60,910	57,618	—	236	14,019	255,208
Substandard	4,290	22,952	110,237	65,624	2,541	—	30,916	236,560
Total	$442,540	$896,998	$643,459	$435,818	$65,631	$13,476	$2,102,195	$4,600,117
Charge-offs	$—	$—	$—	$10,394	$—	$—	$—	$10,394
HC FIN
Pass	$285,997	$328,980	$113,406	$368,975	$—	$—	$270,412	$1,367,770
Special Mention	3,200	50,847	—	14,700	—	—	77,860	146,607
Substandard	—	9,649	25,600	—	25,363	—	8,301	68,913
Total	$289,197	$389,476	$139,006	$383,675	$25,363	$—	$356,573	$1,583,290
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
CML & CRE
Pass	$6,677	$57,824	$43,883	$105,371	$47,352	$30,926	$1,109,551	$1,401,584
Special Mention	—	415	—	1,474	1,371	2,165	566	5,991
Substandard	—	39	293	763	9,015	34	1,022	11,166
Total	$6,677	$58,278	$44,176	$107,608	$57,738	$33,125	$1,111,139	$1,418,741
Charge-offs	$—	$—	$—	$—	$113	$—	$—	$113
AG & AGRE
Pass	$3,390	$17,311	$7,209	$4,914	$2,964	$21,945	$21,035	$78,768
Special Mention	89	—	—	—	—	—	—	89
Substandard	—	110	43	180	—	—	—	333
Total	$3,479	$17,421	$7,252	$5,094	$2,964	$21,945	$21,035	$79,190
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
CON & MAR
Pass	$46	$289	$40	$15	$4	$—	$4,565	$4,959
Total	$46	$289	$40	$15	$4	$—	$4,565	$4,959
Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Pass	$646,440	$1,294,587	$666,938	$800,002	$119,104	$90,001	$6,078,523	$9,695,595
Total Special Mention	$103,439	$73,537	$60,910	$73,792	$1,371	$2,401	$92,445	$407,895
Total Substandard	$4,290	$32,750	$136,173	$66,589	$36,919	$232	$46,694	$323,647
Total Loans	$754,169	$1,400,874	$864,021	$940,383	$157,394	$92,634	$6,217,662	$10,427,137
Total Charge-offs	$—	$—	$—	$10,394	$113	$—	$—	$10,507

The table above excludes two multi-family loans, rated as Special Mention, totaling $47.5 million and classified as held for sale at March 31, 2025. The Company did not have any material revolving loans converted to term loans that were not re-underwritten at March 31, 2025.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The table above excludes one multi-family loan, rated as Special Mention, totaling $17.4 million and classified as held for sale at December 31, 2024. The Company did not have any material revolving loans converted to term loans that were not re-underwritten at December 31, 2024.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Delinquent Loans

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)
MTG WHRA	$—	$—	$—	$—	$1,408,239	$1,408,239
RES RE	4,291	2,528	1,273	8,092	1,324,509	1,332,601
MF FIN	1,615	4,290	205,266	211,171	4,388,946	4,600,117
HC FIN	—	20,697	59,264	79,961	1,503,329	1,583,290
CML & CRE	1,418	414	3,449	5,281	1,413,460	1,418,741
AG & AGRE	5	7	43	55	79,135	79,190
CON & MAR	—	—	—	—	4,959	4,959
	$7,329	$27,936	$269,295	$304,560	$10,122,577	$10,427,137

The table above excludes one multi-family loan of $30.1 million, 30-59 days past due, classified as held for sale at March 31, 2025.

	December 31, 2024
	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)
MTG WHRA	$—	$—	$—	$—	$1,446,068	$1,446,068
RES RE	1,294	3,797	2,339	7,430	1,315,423	1,322,853
MF FIN	8,497	11,148	201,508	221,153	4,403,146	4,624,299
HC FIN	—	—	59,264	59,264	1,425,219	1,484,483
CML & CRE	596	688	3,047	4,331	1,471,880	1,476,211
AG & AGRE	73	—	12	85	77,546	77,631
CON & MAR	—	—	—	—	6,843	6,843
	$10,460	$15,633	$266,170	$292,263	$10,146,125	$10,438,388

The table above excludes one multi-family loan of $30.1 million and two residential real estate loans totaling $2.1 million, 30-59 days past due, and one residential real estate loan of $0.1 million, 90+ days past due, classified as held for sale at December 31, 2024.

Nonperforming Loans

Nonaccrual loans, including modified loans to borrowers experiencing financial difficulty that have not met the six-month minimum performance criterion, are reported as nonperforming loans. For all loan classes, it is the Company’s policy to have any modified loans which are on nonaccrual status prior to being modified, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is doubtful under the terms of the loan agreement. Generally, this is at 90 days or more past due. Interest income of $0.1 million and $0 was recognized on nonaccrual financial assets at the time of payoff during the three months ended March 31, 2025 and 2024, respectively.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s nonaccrual loans and loans past due 90 days or more and still accruing at March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing

	(In thousands)
RES RE	$6,674	$—	$6,154	$—
MF FIN	204,681	585	201,508	—
HC FIN	68,913	—	69,001	—
CML & CRE	3,708	—	3,047	—
AG & AGRE	43	—	6	6
CON & MAR	—	—	—	—
	$284,019	$585	$279,716	$6

The table above excludes one residential real estate loan, classified as held for sale, on nonaccrual at December 31, 2024, totaling $0.1 million.

The Company did not have any nonaccrual loans without an estimated ACL at March 31, 2025 or December 31, 2024.

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

The following table presents the amortized cost basis of loans at March 31, 2025 that were both experiencing financial difficulty and modified during the three months ended March 31, 2025, by class and by type of modification. There were no new loans modified for borrowers experiencing financial difficulty during the three months ended March 31, 2024. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Three Months Ended March 31, 2025
	Term Extension	Combination - Term Extension and Forbearance	Total Class of Financing Receivable	% of Total Class of Financing Receivable

MF FIN	$4,290	$51,349	$55,639	1%
CML & CRE	—	177	177	—
Total	$4,290	$51,526	$55,816	1%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty. Loans with risk classifications of Pass and Special Mention were part of the pooled loan ACL analysis. Loans classified as Substandard or worse were individually evaluated for impairment and specific reserves were established, if applicable. During the three months ended March 31, 2025, $5.8 million in specific reserves were recorded on troubled loan modifications disclosed herein. The Company has committed to lend no additional amounts to the borrowers included in the table below.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Three Months Ended March 31, 2025
	Term Extension	Combination - Term Extension and Forbearance
Loan Type	Financial Effect	Financial Effect
MF FIN	Added a weighted average of 1 month.	Term extension and forbearance added a weighted average of 5 months.

CML & CRE		Term extension added a weighted average of 61 months and forbearance added a weighted average of 12 months.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months as of March 31, 2025. The Company did not have any loans modified in the last twelve months as of March 31, 2024.

	Three Months Ended March 31, 2025
		30 - 89 Days	90+ Days	Total
	Current	Past Due	Past Due	Loans

	(In thousands)
MF FIN	$89,507	$4,290	$17,031	$110,828
HC FIN	4,211	9,649	—	13,860
CML & CRE	177	—	—	177
Total	$93,895	$13,939	$17,031	$124,865

Multi-family loans totaling $23.3 million that had prior forbearance modifications defaulted during the three months ended March 31, 2025.

Foreclosures

There were no residential loans in the process of foreclosure as of March 31, 2025 and there were $1.9 million in process of foreclosure as of December 31, 2024.

Loans Purchased

The Company purchased $19.9 million and $27.7 million of loans during the three months ended March 31, 2025 and 2024, respectively.

Loan Guarantees

The Company issues instruments, in the normal course of business with customers, that are considered financial guarantees. Standby letters of credit guarantees are issued in connection with agreements made by customers to counterparties. Standby letters of credit are contingent upon failure of the customer to perform the terms of the underlying contract. Credit risk associated with the standby letters of credit is essentially the same as that associated with extending loans to customers and is subject to normal credit policies. The terms of these standby letters of credit range from less than one to eight years. These commitments are not recorded in the unaudited condensed consolidated financial statements. The total for these guarantees at March 31, 2025 and December 31, 2024 was $167.4 million and $204.7 million, respectively.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5: Qualified Affordable Housing and Other Tax Credits

The Company invests in LIHTC limited liability partnerships and LLCs. The primary purpose of these investments is to earn an adequate return of capital through the receipt of low-income housing tax credits. Those investments are recorded at cost and then amortized using the proportional amortization method. The investments are included in other assets on the unaudited condensed consolidated balance sheets, with any unfunded commitments included in other liabilities. The investments are amortized as a component of income tax expense.

The Company also has a pool of investments that are held for sale and are accounted for at the lower of cost or market. These investments include projects that are awaiting syndication in LIHTC funds through our MCI subsidiary. The investments are included in other assets on the unaudited condensed consolidated balance sheets.

The Company is the primary beneficiary in one of its joint venture investments, therefore the results of this entity are consolidated and the benefits of the new market fund are recognized through tax credits as a component of income tax expense.

		March 31, 2025		December 31, 2024

		(In thousands)
Investment	Accounting Method	Investment	Unfunded Commitments	Investment	Unfunded Commitments
LIHTC	Proportional amortization	$133,882	$83,209	$123,574	$93,929
LIHTC (1)	Lower of cost or market	44,421	—	56,533	—
LIHTC subtotal		$178,303	$83,209	$180,107	$93,929
Joint Venture	Consolidated	10,937	—	10,937	—
Total		$189,240	$83,209	$191,044	$93,929
(1)	LIHTC projects held for future syndication.

The following table summarizes the amortization expense and tax credits recognized for the Company’s low-income housing investments for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Amortization expense	$3,775	$2,840
Expected tax credits	$4,274	$3,027

There was an unfunded obligation of $83.2 million and $93.9 million reflected in the investment balances and liabilities at March 31, 2025 and December 31, 2024, respectively.

The Company serves as a general partner for several syndicated low-income housing tax credit funds that are owned by one investor, holding 99.99% of the funds, as a limited partner. The general partner provided services during 2024 and prior years, such as formation of the funds and identifying or acquiring tax credit investments, for which it expects to receive fees in the future, up to approximately $19.3 million. The amount of payments to be received by the general partner is contingent upon achieving certain performance obligations, including the stabilization of the properties and delivery of tax credits to the limited partner in the future, which could extend out until 2042. Due to the long-term nature of the agreement, amounts to be received, and the uncertainty of achieving the performance obligation, variable consideration and revenue recognition has been 100% constrained as of March 31, 2025. Revenue recognition will be continuously evaluated as facts and circumstances evolve. The Company has also advanced these LIHTC funds $99.3 million as of March 31, 2025 and $98.8 million as of December 31, 2024 to acquire its LIHTC investment projects, for

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

which it expects repayment over a similar period. These advances have been recorded in other assets on the unaudited condensed consolidated balance sheets.

Note 6: Leases

The Company has operating leases for various locations with terms ranging from one to six years. Some operating leases include options to extend. The extensions were included in the right-of-use asset if the likelihood of extension was reasonably certain. The Company elected not to separate non-lease components from lease components for its operating leases.

The Company has operating lease ROU assets of $7.9 million and $8.3 million as of March 31, 2025 and December 31, 2024, respectively, and operating lease ROU liabilities of $8.8 million and $9.3 million as of March 31, 2025 and December 31, 2024, respectively.

Supplemental balance sheet information related to leases is presented in the table below as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

	(In thousands)
Balance Sheet
Operating lease ROU asset (in other assets)	$7,884	$8,332
Operating lease liability (in other liabilities)	8,825	9,303

Weighted average remaining lease term (years)	4.3	4.6
Weighted average discount rate	3.44%	3.43%

The table below presents the components of lease expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Statement of Income
Components of lease expense:
Operating lease cost (in occupancy and equipment expense)	$694	$604

Supplemental cash flow information related to leases is presented in the tables below.

Maturities of lease liabilities:	March 31, 2025
(In thousands)
One year or less	$2,364
Year two	2,263
Year three	2,123
Year four	1,446
Year five	916
Thereafter	395
Total future minimum lease payments	9,507
Less: imputed interest	682
Total	$8,825

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Cash Flow Statement
Supplemental cash flow information:
Operating cash flows for operating leases	$560	$594

Note 7: Other Assets and Receivables

The following items are included in other assets and receivables on the consolidated balance sheets.

Joint Ventures

The Company has investments in various joint ventures totaling $40.4 million and $42.2 million at March 31, 2025 and December 31, 2024, respectively. These investments are primarily made up of investments in debt funds totaling $31.8 million and $33.2 million at December 31, 2024 and 2023, respectively. The Company was not a primary beneficiary in any of these joint venture investments. Results from the entities are not required to be consolidated and are accounted for under the equity method of accounting. The Company is obligated to make additional investments over the next several years. There was an obligation of $0.8 million and $3.8 million reflected in the investment balance and liabilities at March 31, 2025 and December 31, 2024, respectively. See Note 8: Variable Interest Entities (VIEs) for additional information about VIE’s.

Qualified Affordable Housing

Information regarding qualified affordable housing investments is disclosed elsewhere in Note 5: Qualified Affordable Housing and Other Tax Credits.

Freestanding Credit Enhancements

In December 2024, the Company executed a CDS on a reference pool of warehouse loans with an initial principal balance of $1.2 billion. The initial pool consists of warehouse participation certificates, classified as loans held for sale, but could include warehouse repurchase agreements, classified as loans receivable, in the future. The protected tranche will cover the first 12.5% of losses on the notional amount. Annual CDS premium payments will equal 0.8% of the portfolio notional amount and be recorded as noninterest expense. Merchants will continually replenish maturing or non-renewing loans with substantially similar loans subject to mutual agreement of buyer and seller during a replenishment period, subject to a minimum balance of $1.2 million and a maximum balance of $2.0 million. The risk transfer agreement has a replenishment period of 36 months but can be extended to a maximum of 48 months.

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

As of March 31, 2025 and December 31, 2024 no CDS recovery asset has been established.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8: Variable Interest Entities

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

At March 31, 2025 the Company determined it was not the primary beneficiary for most of its VIEs, primarily because the Company did not have control or the obligation to absorb losses or the rights to receive benefits from the VIE that could potentially be significant to the VIE. Evaluation and reassessment of VIEs for consolidation is performed on an ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing reassessment.

The table below reflects the assets of the VIEs, as well as the maximum exposure to loss in connection with unconsolidated VIEs and liabilities for binding, unfunded commitments at March 31, 2025 and December 31, 2024. The Company’s maximum exposure to loss associated with its unconsolidated VIEs consists of the capital invested plus any unfunded equity commitments. These investments are recorded in other assets and other liabilities on the unaudited condensed consolidated balance sheets. Also included in the maximum loss exposure are loans to VIEs that are included in loans receivable. Although the REMIC trusts are not recognized on the balance sheet, the maximum exposure to loss is the carrying value of the securities acquired as part of the securitization transactions.

	Investments	Loans	Securities	Maximum	Liabilities
Assets	in VIEs	to VIEs	for VIEs	Exposure to Loss	for VIEs

	(In thousands)
March 31, 2025
Low-income housing tax credit investments	$225,449	$288,843	$—	$514,292	$69,878
Debt funds	29,973	135,557	—	165,530	—
Off-balance-sheet REMIC trusts	—	22,874	1,594,474	1,617,348	—
Total Unconsolidated VIEs	$255,422	$447,274	$1,594,474	$2,297,170	$69,878
December 31, 2024
Low-income housing tax credit investments	$225,727	$282,584	$—	$508,311	$89,956
Debt funds	31,772	109,480	—	141,252	2,752
Off-balance-sheet REMIC trusts	—	23,564	1,652,833	1,676,397	—
Total Unconsolidated VIEs	$257,499	$415,628	$1,652,833	$2,325,960	$92,708

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9: Deposits

Deposits were comprised of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

	(In thousands)
Noninterest-bearing deposits
Core demand deposits	$313,296	$239,005

Interest-bearing deposits
Demand deposits:
Core demand deposits	$5,432,133	$4,319,512
Savings deposits:
Core savings deposits	3,618,210	3,442,111
Brokered savings deposits	353	859
Total savings deposits	3,618,563	3,442,970
Certificates of deposit:
Core certificates of deposits	1,324,126	1,385,270
Brokered certificates of deposits	1,718,047	2,533,219
Total certificates of deposits	3,042,173	3,918,489
Total interest-bearing deposits	12,092,869	11,680,971
Total deposits	$12,406,165	$11,919,976

Total core deposits	$10,687,765	$9,385,898
Total brokered deposits	$1,718,400	$2,534,078
Total deposits	$12,406,165	$11,919,976

Maturities for certificates of deposit are as follows:

March 31, 2025
(In thousands)
Due within one year	$2,971,175
Due in one year to two years	59,941
Due in two years to three years	11,047
Due in three years to four years	—
Due in four years to five years	10
Due in five years to six years	—
$3,042,173

Certificates of deposit of $250,000 or more totaled $641.8 million and $694.8 million at March 31, 2025 and December 31, 2024, respectively.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10: Borrowings

Borrowings were comprised of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

	(In thousands)
Federal Reserve discount window borrowings	$—	$50,000
Subordinated debt	71,800	71,800
FHLB advances	3,848,057	4,172,030
Credit linked notes, net of debt discount	73,953	84,358
Other borrowings	7,934	7,934
Total borrowings	$4,001,744	$4,386,122

On February 21, 2025, the Company entered into a new variable-rate debt agreement with the FHLB for an advance that has put and call options attached to it. The balance of the advance was $2.0 billion as of March 31, 2025, and matures on May 27, 2025. The variable interest rate is based on the Federal Funds effective rate, plus 15 basis points, which was 4.48% on March 31, 2025. The FHLB has a put option to cancel the agreement 60 days after the initial execution date and the Company has a call option to cancel the agreement at any time, with one day’s notice.

On March 31, 2025, the Company entered into a new variable-rate debt agreement with the FHLB for an advance that has put and call options attached to it. The balance of the advance was $1.8 billion as of March 31, 2025, and matures on June 30, 2025. The variable interest rate is based on the Federal Funds effective rate, plus 15 basis points, which was 4.48% on March 31, 2025. The FHLB has a put option to cancel the agreement 60 days after the initial execution date and the Company has a call option to cancel the agreement at any time, with one day’s notice.

Note 11:    Derivative Financial Instruments

The Company uses non-hedging designated, derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities.

Internal Interest Rate Risk Management

The Company enters into forward contracts for the future delivery of mortgage loans to third party investors and enters into interest rate lock commitments with potential borrowers to fund specific mortgage loans that will be sold into the secondary market. The forward contracts are entered into in order to economically hedge the effect of changes in interest rates resulting from the Company’s commitment to fund the loans. Forward contracts and interest rate lock agreements are accounted for as derivatives at fair value with changes in fair value reflected in other income on the unaudited condensed consolidated statements of income.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Credit Risk Management

In March 2024, the Company entered into a contract as the buyer of credit protection through the credit derivative market. A CDS was purchased to manage credit risk associated with specific multi-family mortgage loans. Under the terms of the contract, the Company will be compensated for certain credit-related losses on a pool of multi-family mortgage loans. The protection seller has posted aggregate collateral of $55.0 million related to their obligations under the contract. The collateral is not included on the Company’s unaudited condensed consolidated balance sheets. There was no gain or loss associated with the credit default swap valuation as of March 31, 2025. Any future changes in the fair market value of this instrument will be included in other noninterest expense.

The CDS is considered a derivative, but is not designated as an accounting hedge, and is recorded at fair value, with changes in fair value reflected in noninterest expense on the unaudited condensed consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in other assets on the unaudited condensed consolidated balance sheets while derivative instruments with a negative fair value are reported in other liabilities on the unaudited condensed consolidated balance sheets.

The following table presents the notional amount and fair value of interest rate locks, forward contracts, interest rate swaps, put options, interest rate floors, and credit derivatives utilized by the Company at March 31, 2025 and December 31, 2024. These tables exclude the fair market value adjustment on loans commonly hedged with these derivatives.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)
March 31, 2025
Interest rate lock commitments	$37,965	Other assets/liabilities	$126	$88
Forward contracts	40,878	Other assets/liabilities	6	146
Interest rate swaps	49,815	Other assets/liabilities	3,135	—
Put options	663,804	Other assets	37,532	—
Interest rate floors	1,201,341	Other assets	1,785	—
Credit derivatives	54,995	Other liabilities	—	—
			$42,584	$234

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)
December 31, 2024
Interest rate lock commitments	$24,609	Other assets/liabilities	$30	$176
Forward contracts	33,000	Other assets/liabilities	229	1
Interest rate swaps	49,891	Other assets/liabilities	4,199	—
Put options	680,354	Other assets	43,777	—
Interest rate floors	1,228,274	Other assets	4,043	—
Credit derivatives	58,526	Other liabilities	—	—
			$52,278	$177

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the periodic changes in the fair value of the above derivative financial instruments on the unaudited condensed consolidated statements of income for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Derivative (loss) gain included in gain on sale of loans:
Interest rate lock commitments	$184	$16
Forward contracts (includes pair-off settlements)	(350)	94
Interest rate swaps	(842)	1,375
Net (loss) gain	$(1,008)	$1,485

Derivative (loss) gain included in other income:
Put options (1)	(6,245)	7,613
Interest rate floors	(2,258)	2,334
Net (loss) gain	$(8,503)	$9,947
(1)	The put option gain (loss) reflects an adjustment to the fair value of the derivative that is substantially equal and offset by an adjustment to the fair value of its related securities available for sale for which the Company elected to account for under the fair value option with changes in fair value reflected in earnings. The combination of these adjustments is designed to result in an inconsequential net gain or loss in other noninterest income.

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

The fair values of derivative assets and liabilities related to back-to-back derivatives on behalf of customers with back-to-back interest rate swap, cap or floor arrangements were recorded on the unaudited condensed consolidated balance sheets as follows:

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)
March 31, 2025	$888,377	Other assets/liabilities	$4,853	$4,853
December 31, 2024	$724,224	Other assets/liabilities	$309	$309

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The gross gains and losses on these derivative assets and liabilities were recorded in other noninterest income and other noninterest expense in the unaudited condensed consolidated statements of income as follows:

	Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Gross swap gains	$4,544	$2,833
Gross swap losses	4,544	2,833
Net swap gains (losses)	$—	$—

The Company pledged $2.1 million and $263,000 in collateral to secure its obligations under swap contracts at both March 31, 2025 and December 31, 2024, respectively.

Note 12:    Disclosures about Fair Value of Assets and Liabilities

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized on the accompanying unaudited condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2025 and December 31, 2024:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
March 31, 2025
Mortgage loans in process of securitization	$389,797	$—	$389,797	$—
Securities available for sale:
Treasury notes	80,039	80,039	—	—
Federal agencies	254,873	—	254,873	—
Mortgage-backed - Non-Agency residential - fair value option	423,717	—	423,717	—
Mortgage-backed - Agency - fair value option	202,554	—	202,554	—
Loans held for sale	75,920	—	75,920	—
Servicing rights	189,711	—	—	189,711
Derivative assets:
Interest rate lock commitments	126	—	—	126
Forward contracts	6	—	6	—
Interest rate swaps	3,135	—	3,135	—
Interest rate swaps, caps and floors (back-to-back)	4,853	—	4,853	—
Put options	37,532	—	9,237	28,295
Interest rate floors	1,785	—	—	1,785
Derivative liabilities:
Interest rate lock commitments	88	—	—	88
Forward contracts	146	—	146	—
Interest rate swaps, caps and floors (back-to-back)	4,853	—	4,853	—

December 31, 2024
Mortgage loans in process of securitization	$428,206	$—	$428,206	$—
Securities available for sale:
Treasury notes	90,006	90,006	—	—
Federal agencies	252,936	—	252,936	—
Mortgage-backed - Agency	1,162	—	1,162	—
Mortgage-backed - Non-Agency residential - fair value option	430,779	—	430,779	—
Mortgage-backed - Agency - fair value option	205,167	—	205,167	—
Loans held for sale	78,170	—	78,170	—
Servicing rights	189,935	—	—	189,935
Derivative assets:
Interest rate lock commitments	30	—	—	30
Forward contracts	229	—	229	—
Interest rate swaps	4,199	—	4,199	—
Interest rate swaps, caps and floors (back-to-back)	309	—	309	—
Put options	43,777	—	12,481	31,296
Interest rate floors	4,043	—	—	4,043
Derivative liabilities:
Interest rate lock commitments	176	—	—	176
Forward contracts	1	—	1	—
Interest rate swaps, caps and floors (back-to-back)	309	—	309	—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized on the accompanying unaudited condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2025 and the year ended December 31, 2024. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized on the accompanying unaudited condensed consolidated balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Servicing rights
Balance, beginning of period	$189,935	$158,457
Originated servicing	3,338	2,166
Paydowns	(2,808)	(2,387)
Changes in fair value	(754)	13,964
Balance, end of period	$189,711	$172,200

Securities available for sale - Mortgage-backed - Non-Agency residential - fair value option
Balance, beginning of period	$—	$485,500
Paydowns	—	(8,986)
Changes in fair value	—	(4,322)
Balance, end of period	$—	$472,192

Derivative assets - put options
Balance, beginning of period	$31,296	$18,654
Changes in fair value	(3,001)	4,322
Balance, end of period	$28,295	$22,976

Derivative assets - interest rate floors
Balance, beginning of period	$4,043	$6,576
Changes in fair value	(2,258)	2,334
Balance, end of period	$1,785	$8,910

Derivative assets - interest rate lock commitments
Balance, beginning of period	$30	$140
Gain recognized	96	34
Balance, end of period	$126	$174

Derivative liabilities - interest rate lock commitments
Balance, beginning of period	$176	$4
Gain (loss) recognized	(88)	18
Balance, end of period	$88	$22

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2025 and December 31, 2024.

	Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
March 31, 2025
Collateral dependent loans	$21,406	$—	$—	$21,406
December 31, 2024
Collateral dependent loans	$59,915	$—	$—	$59,915
Other real estate owned	$7,313	$—	$—	$7,313

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized on the accompanying unaudited condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying other real estate owned are obtained when the loan is in the process of foreclosure and subsequently as deemed necessary by the CCO’s office. Appraisals and evaluations are reviewed for accuracy and consistency by the CCO’s office. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated costs to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the CCO’s office by comparison to historical results.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

		Valuation			Weighted
	Fair Value	Technique	Unobservable Inputs	Range	Average

	(In thousands)
At March 31, 2025:
Collateral dependent loans	$21,406	Market comparable properties	Marketability discount and costs to sell	6% - 100%	20%
Servicing rights - Multi-family	$148,074	Discounted cash flow	Discount rate	8% - 15%	9%
			Constant prepayment rate	0% - 100%	8%
			Earnings rate on escrows	3%	3%
Servicing rights - Single-family	$33,954	Discounted cash flow	Discount rate	10% - 11%	10%
			Constant prepayment rate	6% - 15%	7%
Servicing rights - Healthcare	$3,590	Discounted cash flow	Discount rate	13%	13%
			Constant prepayment rate	1% - 3%	2%
			Earnings rate on escrows	3%	3%
Servicing rights - SBA	$4,093	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	4% - 21%	14%
Derivative assets:
Interest rate lock commitments	$126	Discounted cash flow	Loan closing rates	53% - 99%	83%
Put options	$28,295	Intrinsic value	Market credit spread	5%	5%
Interest rate floors	$1,785	Discounted cash flow	Discount rate	5%-9%	7%
Derivative liabilities - interest rate lock commitments	$88	Discounted cash flow	Loan closing rates	53% - 99%	83%

At December 31, 2024:
Collateral dependent loans	$59,915	Market comparable properties	Marketability discount and costs to sell	0% - 90%	24%
Other real estate owned	$7,313	Market comparable properties	Marketability discount and costs to sell	0%	0%
Servicing rights - Multi-family	$146,483	Discounted cash flow	Discount rate	8% - 15%	9%
			Constant prepayment rate	0% - 100%	7%
			Earnings rate on escrows	3%	3%
Servicing rights - Single-family	$34,986	Discounted cash flow	Discount rate	10% - 11%	10%
			Constant prepayment rate	6% - 14%	7%
Servicing rights - Healthcare	$4,207	Discounted cash flow	Discount rate	13%	13%
			Constant prepayment rate	1% - 2%	1%
			Earnings rate on escrows	3%	3%
Servicing rights - SBA	$4,259	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	4% - 24%	14%
Derivative assets:
Interest rate lock commitments	$30	Discounted cash flow	Loan closing rates	71% - 99%	87%
Put options	$31,296	Intrinsic value	Market credit spread	4%	4%
Interest rate floors	$4,043	Discounted cash flow	Discount rate	6%-8%	7%
Derivative liabilities - interest rate lock commitments	$176	Discounted cash flow	Loan closing rates	71% - 99%	87%

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2025 and December 31, 2024.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Value	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
March 31, 2025
Financial assets:
Cash and cash equivalents	$521,296	$521,296	$521,296	$—	$—
Securities purchased under agreements to resell	1,550	1,550	—	1,550	—
Securities held to maturity	1,606,286	1,605,151	—	520,367	1,084,784
FHLB stock and other equity securities	217,850	217,850	—	187,850	30,000
Loans held for sale	3,907,532	3,907,532	—	3,907,532	—
Loans receivable, net	10,343,724	10,279,825	—	—	10,279,825
Interest receivable	82,811	82,811	—	82,811	—
Financial liabilities:
Deposits	12,406,165	12,409,710	9,363,992	3,045,718	—
Subordinated debt	71,800	71,800	—	71,800	—
FHLB advances	3,848,057	3,847,925	—	3,847,925	—
Other borrowing	7,934	7,934	—	7,934	—
Credit linked notes	73,953	73,952	—	73,952	—
Interest payable	29,920	29,920	—	29,920	—

December 31, 2024
Financial assets:
Cash and cash equivalents	$476,610	$476,610	$476,610	$—	$—
Securities purchased under agreements to resell	1,559	1,559	—	1,559	—
Securities held to maturity	1,664,686	1,664,674	—	538,871	1,125,803
FHLB stock and other equity securities	217,804	217,804	—	187,804	30,000
Loans held for sale	3,693,340	3,693,340	—	3,693,340	—
Loans receivable, net	10,354,002	10,297,439	—	—	10,297,439
Interest receivable	83,409	83,409	—	83,409	—
Financial liabilities:
Deposits	11,919,976	11,923,961	8,001,487	3,922,474	—
Subordinated debt	71,800	71,800	—	71,800	—
FHLB advances	4,172,030	4,171,843	—	4,171,843	—
Other borrowing	57,934	57,934	—	57,934	—
Credit linked notes	84,358	84,357	—	84,357	—
Interest payable	34,475	34,475	—	34,475	—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company redeemed all outstanding shares of the Series B Preferred Stock on January 2, 2025, at a price equal to the liquidation preference of $1,000 per share (equivalent to $25 per depositary share), or $125.0 million. The cash to redeem the shares was delivered to the Company’s transfer agent on December 31, 2024, resulting in a prepaid asset reported in other assets that was reversed upon redemption. As of the redemption date, the Series B Preferred Stock did not have any accrued, but unpaid dividends.

The $4.2 million expenses associated with the original issuance, which were capitalized in 2019, were recognized through retained earnings upon redemption, thus reducing net income available to common shareholders. Similarly, the redemption resulted in an excise tax of $1.2 million that will not be payable until 2025 taxes are due in 2026, and any future issuance of shares until one year after the redemption can offset the amount of excise tax that will be paid.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On May 6, 2021 the Company completed a private offering of 46,181 shares (1,847,233 depositary shares), which were also issued at a price of $25 per depositary share. The total capital raised from the private offering was $46.2 million, net of $23,000 in expenses

The Series C Preferred Stock have no voting rights with respect to matters that generally require the approval of common shareholders. Dividends on the Series C Preferred Stock, to the extent declared by the Company’s board, are payable quarterly. The Company may redeem the Series C Preferred Stock, in whole or in part, at its option, on any dividend payment date on or after April 1, 2026, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15:   Share-Based Payment Plans

Equity-based incentive awards for Company officers are currently issued pursuant to the 2017 Equity Incentive Plan. The Company issued 80,875 and 85,212 shares during the three months ended March 31, 2025 and 2024, respectively.

The Compensation Committee of the Board of Directors also approved a plan for non-executive directors to receive a portion of their annual retainer fees in the form of shares of common stock. As of January 1, 2024, they are to receive a portion of their annual fees, issued quarterly, in the form of restricted common stock equal to $70,000 per member, rounded up to the nearest whole share. Accordingly, there were 2,863 and 3,164 shares, issued to non-executive directors during the three months ended March 31, 2025 and 2024, respectively.

The Company also established an ESOP to provide shares of stock for all employees who meet certain requirements. Expense recognized for the contribution to the ESOP totaled $337,000 and $287,000 for the three months ended March 31, 2025 and 2024, respectively. The Company contributed 30,802 shares and 23,414 shares to the ESOP for the three months ended March 31, 2025 and 2024, respectively.

Note 16:   Earnings Per Share

Earnings per share were computed as follows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025			2024
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount

	(In thousands, except share data)
Net income	$58,239			$87,054
Dividends on preferred stock	(10,265)			(8,667)
Preferred stock redemption	(5,371)			—
Net income allocated to common shareholders	$42,603			$78,387
Basic earnings per share		45,824,022	$0.93		43,305,985	$1.81
Effect of dilutive securities-restricted stock awards		90,061			160,662
Diluted earnings per share		45,914,083	$0.93		43,466,647	$1.80

Note 17:   Segment Information

For the year ended December 31, 2024, the Company adopted ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures that require disclosures to include additional details on reportable segments so financial statement users may better understand an entity’s overall performance and assist in assessing potential future cash flows. The new guidance required public entities to present information regarding significant segment expenses that are regularly provided to the CODM as well as details regarding segment’s profit and loss. The update did not have any impact on the Company’s financial position or results of operations but did require the expansion of the segment disclosures below.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company’s segments diversify the net income of Merchants Bank and provide synergies across the segments. Strategic opportunities come from MCC and MCS, where loans are funded by the Banking segment and the Banking segment provides Ginnie Mae custodial services to MCC and MCS. Low-income tax credit syndication and debt fund offerings complement the lending activities of new and existing multi-family mortgage customers. The securities available for sale and held to maturity funded by MCC custodial deposits or purchases of securitized loans originated by MCC are pledged to the FHLB to provide advance capacity during periods of high residential loan volume for Mortgage Warehousing. Mortgage Warehousing provides leads to Correspondent Lending in the Banking segment. Retail and commercial customers provide cross selling opportunities within the Banking segment. Merchants Mortgage is a risk mitigant to Mortgage Warehousing because it provides us with a ready platform to sell or refinance the underlying collateral to secure repayment. These and other synergies form a part of our strategic plan.

The reportable business segments are strategic business units that offer distinct, but complimentary, products and services. Due to the specialized nature of each segment and different resource requirements, they are managed separately.

The Company’s CODM is the president and chief operating officer. The CODM evaluates performance for all reportable segments based on net interest income, noninterest income, noninterest expense, and net income (loss). The chief operating decision maker uses the above-mentioned metrics along with total assets in deciding how to allocate capital as well as human and financial resources among the segments. Major decisions are also made with input from segment leadership, the Board of Directors, and various management committees, as appropriate.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present selected business segment financial information for the three months ended March 31, 2025 and 2024.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Three Months Ended March 31, 2025
Interest income	$1,180	$86,117	$196,044	$3,863	$287,204
Interest expense	20	57,669	108,107	(788)	165,008
Net interest income	1,160	28,448	87,937	4,651	122,196
Provision for credit losses	(48)	(426)	8,201	—	7,727
Net interest income after provision for credit losses	1,208	28,874	79,736	4,651	114,469
Noninterest income	28,896	(740)	(1,067)	(3,396)	23,693
Noninterest expense	24,560	8,021	17,310	11,773	61,664
Income (loss) before income taxes	5,544	20,113	61,359	(10,518)	76,498
Income taxes	2,131	4,715	14,252	(2,839)	18,259
Net income (loss)	$3,413	$15,398	$47,107	$(7,679)	$58,239
Total assets	$460,441	$5,902,165	$12,002,564	$432,630	$18,797,800

Significant non-cash items:
Included in other noninterest income:
Servicing rights fair value adjustments	$449	$—	(1,203)	$—	$(754)
Derivative fair value adjustments	—	(2,258)	—	—	(2,258)

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Three Months Ended March 31, 2024
Interest income	$1,746	$84,901	$224,288	$3,238	$314,173
Interest expense	20	56,140	131,723	(766)	187,117
Net interest income	1,726	28,761	92,565	4,004	127,056
Provision for credit losses	—	940	3,786	—	4,726
Net interest income after provision for credit losses	1,726	27,821	88,779	4,004	122,330
Noninterest income	40,467	3,317	429	(3,339)	40,874
Noninterest expense	19,571	4,798	15,578	8,965	48,912
Income (loss) before income taxes	22,622	26,340	73,630	(8,300)	114,292
Income taxes	6,013	6,150	17,205	(2,130)	27,238
Net income (loss)	$16,609	$20,190	$56,425	$(6,170)	$87,054
Total assets	$416,454	$5,369,299	$11,760,028	$276,795	$17,822,576

Significant non-cash items:
Included in other noninterest income:
Servicing rights fair value adjustments	$13,181	$—	783	$—	$13,964
Derivative fair value adjustments	—	2,334	—	—	2,334

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 18:   Regulatory Matters

The Company, Merchants Bank, and FMBI (prior to the January 26, 2024 sale of its branches and the merger of its remaining charter into Merchants Bank) are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by federal and state banking regulators that, if undertaken, could have a direct material effect on the Company’s unaudited condensed consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Merchants Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Merchants Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Merchants Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, and other factors. Furthermore, the Company’s and Merchants Bank’s regulators could require adjustments to regulatory capital not reflected in these unaudited condensed consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Merchants Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of March 31, 2025 and December 31, 2024, that the Company and Merchants Bank met all capital adequacy requirements. For additional information regarding dividend restrictions, see the Company’s 2024 Annual Report on Form 10–K.

As of March 31, 2025 and December 31, 2024, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or Merchants Bank’s category.

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

The Company’s, Merchants Bank’s, and FMBI’s actual capital amounts and ratios are presented in the following tables.

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
March 31, 2025
Total capital(1) (to risk-weighted assets)
Company	$2,249,051	13.0%	$1,819,440	10.5%	$—	N/A	%
Merchants Bank	2,201,501	12.7%	1,818,132	10.5%	1,731,555	10.0
Tier I capital(1) (to risk-weighted assets)
Company	2,151,982	12.4%	1,472,880	8.5%	—	N/A	%
Merchants Bank	2,104,432	12.2%	1,471,821	8.5%	1,385,244	8.0
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,600,692	9.2%	1,212,960	7.0%	—	N/A	%
Merchants Bank	2,104,432	12.2%	1,212,088	7.0%	1,125,510	6.5
Tier I capital(1) (to average assets)
Company	2,151,982	12.1%	891,156	5.0%	—	N/A	%
Merchants Bank	2,104,432	11.8%	888,003	5.0%	888,003	5.0
(1)	As defined by regulatory agencies.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Forward-Looking Statements

Certain statements in this Form 10-Q, including, but not limited to, statements within Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the rules and regulations of the SEC. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized,” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 or “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q or the following:

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

Merchants Bancorp

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at March 31, 2025 and results of operations for the three months ended March 31, 2025 and 2024, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this Form 10-Q.

The words “the Company,” “we,” “our,” and “us” refer to Merchants Bancorp and its consolidated subsidiaries, unless we indicate otherwise.

Financial Highlights for the Three Months Ended March 31, 2025

●	Net income of $58.2 million decreased $28.8 million compared to the three months ended March 31, 2024.
●	Diluted earnings per share of $0.93 decreased 48% compared to the three months ended March 31, 2024.
●	The $28.8 million decrease in net income compared to the three months ended March 31, 2024, reflecting market uncertainty that delayed origination closings and permanent loan conversions in a growing pipeline, which negatively impacted the recognition of gain on sale and net interest margin more than expected. The decrease in net income was primarily driven by a $17.2 million, or 42%, decrease in noninterest income, a $12.8 million, or 26%, increase in noninterest expense, a $4.9 million, or 4%, decrease in net interest income and a $3.0 million, or 63% increase in provision for credit losses. Of the $28.8 million decrease in net income, $19.3 million, or $0.34 per diluted common share, was attributable to changes in valuation adjustments.
●	Tangible book value per common share of $34.90 increased 19% compared to $29.26 for the three months ended March 31, 2024. See Non-GAAP Financial Measures section at the end of Item 2.
●	As of March 31, 2025, the Company had $4.7 billion in unused borrowing capacity with the Federal Home Loan Bank and the Federal Reserve Discount window based on available collateral, compared to $4.3 billion at December 31, 2024.
●	Total assets of $18.8 billion increased 5% compared to March 31, 2024, and were essentially unchanged from December 31, 2024.
●	Loans receivable of $10.3 billion, net of allowance for credit losses on loans, decreased $346.8 million, or 3%, compared to March 31, 2024, and decreased $10.3 million compared to December 31, 2024.
●	Core deposits of $10.7 billion increased $2.5 billion, or 30%, compared to March 31, 2024 and increased $1.3 billion, or 14%, compared to December 31, 2024. Core deposits now represent 86% of total deposits, reaching the highest level the Company has reported since March 2022.
●	Brokered deposits of $1.7 billion decreased $4.0 billion, or 70%, compared to March 31, 2024 and decreased $815.7 million compared to December 31, 2024.
●	As of March 31, 2025, approximately 95% of loans reprice within three months, which reduces the risk of market rate increases.
●	Net interest margin was 2.89% compared to 3.14% for the three months ended March 31, 2024.

Merchants Bancorp

●	Efficiency ratio was 42.27% compared to 29.13% for the three months ended March 31, 2024. See Non-GAAP Financial Measures section at the end of Item 2.
●	The Company redeemed all outstanding shares of the Series B Preferred Stock for approximately $125.0 million on January 2, 2025, at the liquidation preference of $1,000 per share (equivalent to $25 per depositary share).
●	The volume of warehouse loans funded during the three months ended March 31, 2025 amounted to $11.9 billion, an increase of $3.9 billion, or 49%, compared to the three months ended March 31, 2024. This compared to the 2% industry increase in single-family residential loan volumes for the three months ended March 31, 2025 compared to the same period in 2024, according to an estimate of industry volume by the Mortgage Bankers Association.
●	The total volume of loans originated and acquired through our Multi-family business was $934.4 million, an increase of $37.7 million, or 4%, compared to $896.7 million for the three months ended March 31, 2024. Many of these loans are bridge loans housed in our Banking segment while borrowers await conversion to permanent financing. The volume of loans originated and acquired for sale in the secondary market was $411.2 million, an increase of $158.5 million, or 63%, compared to $252.7 million for the three months ended March 31, 2024.

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

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the current circumstances. These estimates form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The estimates and judgments that management believes have the most effect on its reported financial position and results of operations are set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since those reported for the year ended December 31, 2024.

Merchants Bancorp

Financial Condition

As of March 31, 2025, we had approximately $18.8 billion in total assets, $12.4 billion in deposits, and $2.2 billion in total shareholders’ equity. Total assets as of March 31, 2025 included $10.3 billion of loans receivable, net of ACL-Loans and $4.0 billion of loans held for sale. There were also $1.6 billion in securities classified as held to maturity. We had $961.2 million in securities available for sale, the majority of which were acquired from a warehouse customer, and others are match funded with related custodial deposits or required to collateralize our credit-linked notes. There are some restrictions on the types of securities we hold, particularly for those that are funded by certain multi-family custodial deposits where we set the cost of deposits based on the yield of the related security. Additionally, we had $521.3 million of cash and cash equivalents, $389.8 million of mortgage loans in process of securitization that represent pre-sold multi-family rental real estate loan originations in primarily Ginnie Mae, Fannie Mae, and Freddie Mac mortgage-backed securities pending settlements that typically occur within 30 days, and other assets of $424.3 million, which primarily related to low-income housing tax credits. Servicing rights at March 31, 2025 were $189.7 million based on the fair value of the loan servicing, which primarily includes Ginnie Mae multi-family servicing rights with 10-year call protection.

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Total Assets. Total assets of $18.8 billion at March 31, 2025 remained essentially unchanged from December 31, 2024.

Cash and Cash Equivalents. Cash and cash equivalents of $521.3 million at March 31, 2025 increased $44.7 million, or 9%, compared to $476.6 million at December 31, 2024. Included in cash equivalents was $33.4 million in restricted cash associated with senior credit linked notes described in Note 1: Basis of Presentation and Note 10: Borrowings in the Company’s 2024 Annual Report on Form 10–K.

Mortgage Loans in Process of Securitization. Mortgage loans in process of securitization of $389.8 million at March 31, 2025 decreased $38.4 million, or 9%, compared to $428.2 million at December 31, 2024. These represent loans that our banking subsidiary, Merchants Bank, has funded and are held in the loan portfolio pending settlement, as primarily Ginnie Mae, Fannie Mae, and Freddie Mac mortgage-backed securities with a firm investor commitment to purchase the securities.

Securities Available for Sale. Securities available for sale of $961.2 million at March 31, 2025 decreased $18.9 million, or 2%, compared to $980.1 million at December 31, 2024. The decrease in securities available for sale was primarily due to $181.9 in calls, maturities, repayments, sales and other adjustments, partially offset by purchases of $163.0 million during the period.

Included in securities available for sale were $626.3 million and $635.9 million of investments for which a fair value option was elected at March 31, 2025 and December 31, 2024, respectively. Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the unaudited condensed consolidated balance sheets with changes in the fair value recognized in earnings as they occur.

As of March 31, 2025, AOCL of $0.1 million, related to securities available for sale remained essentially unchanged from December 31, 2024. The $0.1 million of AOCL as of March 31, 2025 represented less than 1% of total equity and 1% of total securities available for sale, reflecting our interest rate risk policy of short duration on assets and liabilities.

Securities Held to Maturity. Securities held to maturity of $1.6 billion at March 31, 2025 decreased $58.4 million, or 4%, compared to $1.7 billion at December 31, 2024. The decrease was due to calls, maturities and repayments of securities totaling $58.5 million during the period.

Merchants Bancorp

Loans Held for Sale. Loans held for sale of $4.0 billion at March 31, 2025 increased $211.9 million, or 6%, compared to $3.8 billion at December 31, 2024. The increase in loans held for sale was due primarily to an increase in warehouse participations, as we experienced higher volume. Loans held for sale are comprised primarily of single-family residential real estate loan participations that meet Fannie Mae, Freddie Mac, or Ginnie Mae eligibility. It also includes a growing contribution of multi-family loans that are expected to be sold or securitized within the next year.

Loans Receivable, Net. Loans receivable, net of ACL-Loans, of $10.3 billion at March 31, 2025, decreased $10.3 million compared to December 31, 2024. The decrease in net loans was comprised primarily of:

●	a decrease of $24.2 million, or 1%, in multi-family financing loans, to $4.6 billion at March 31, 2025.
●	an increase of $98.8 million, or 7%, in healthcare financing loans, to $1.6 billion at March 31, 2025, reflecting higher loan originations.
●	a decrease of $57.5 million, or 4%, in commercial and commercial real estate loans, to $1.4 billion at March 31, 2025.
●	a decrease of $37.8 million, or 3%, in mortgage warehouse repurchase agreements, to $1.4 billion at March 31, 2025, reflecting a 13% decrease in volume compared to the fourth quarter 2024.

As of March 31, 2025, approximately 95% of total loans reprice within three months, which reduces the risk of market rate fluctuations.

The Company is a nationwide lender, especially in our largest portfolios of multi-family and healthcare financing. The tables below provide loans receivable for these two portfolios, including the five highest geographic concentrations.

	March 31, 2025
	Multi-family			Healthcare
State	Amount	% of Total	State	Amount	% of Total

	(Dollars in thousands)			(Dollars in thousands)
Indiana	$1,311,270	29%	Michigan	$452,269	29%
New York	566,637	12%	Ohio	314,342	20%
Ohio	226,565	5%	Texas	142,850	9%
California	226,362	5%	South Carolina	102,500	6%
Texas	185,521	4%	New Jersey	88,890	6%
Other states (1)	2,083,762	45%	Other states (1)	482,439	30%
Total	$4,600,117	100%		$1,583,290	100%
(1)	No state included in the “Other states” group has an individual percentage more than the next highest concentration percentage for the specific portfolio of loans.

Merchants Bancorp

	December 31, 2024
	Multi-family			Healthcare
State	Amount	% of Total	State	Amount	% of Total

	(Dollars in thousands)			(Dollars in thousands)
Indiana	$1,446,658	31%	Michigan	$395,867	27%
New York	482,873	10%	Ohio	314,475	21%
Ohio	274,738	6%	South Carolina	102,500	7%
California	215,134	5%	Indiana	102,338	7%
Texas	185,133	4%	New Jersey	89,793	6%
Other states (1)	2,019,763	44%	Other states (1)	479,510	32%
Total	$4,624,299	100%		$1,484,483	100%
(1)	No state included in the “Other states” group has an individual percentage more than the next highest concentration percentage for the specific portfolio of loans.

ACL-Loans. The ACL-Loans of $83.4 million at March 31, 2025 decreased $973,000, or 1%, compared to $84.4 million at December 31, 2024. The decrease compared to December 31, 2024 was driven by $10.5 million in charge-offs that were partially offset by a $9.5 million increase in provision expense on loans, primarily related to the multi-family portfolio.

The $83.4 million allowance for credit losses on loans as of March 31, 2025, compared to the net charge offs of $20.2 million over the last twelve months ended March 31, 2025, could absorb four years of losses, assuming the same loss levels as the last twelve months.

Goodwill. Goodwill of $8.0 million at March 31, 2025 was unchanged compared to December 31, 2024.

Servicing Rights. Servicing rights of $189.7 million at March 31, 2025 decreased compared to $189.9 million at December 31, 2024. During the three months ended March 31, 2025, paydowns of $2.8 million and a negative fair market value adjustment of $0.8 million were partially offset by originated or purchased servicing of $3.3 million. The $0.8 million negative fair market value adjustment reflected a positive adjustment of $0.4 million for multi-family and healthcare mortgages and a negative adjustment of $1.2 million for single-family mortgages and SBA loans during the three months ended March 31, 2025.

Servicing rights are recognized in connection with sales of loans when we retain servicing of the sold loans. The servicing rights are recorded and carried at fair value. The fair value decrease recorded during the three months ended March 31, 2025 was driven by lower interest rates that impacted fair market value adjustments. The value of servicing rights generally increases in rising interest rate environments and declines in falling interest rate environments due to expected prepayments and earnings rates on escrow deposits.

Other Assets and Receivables. Other assets and receivables of $424.3 million at March 31, 2025 decreased by $147.0 million, or 26%, compared to $571.3 million at December 31, 2024. The decrease was primarily due to a $125.0 million prepaid asset at December 31, 2024 that was utilized for the January 2, 2025 redemption of Series B Preferred Stock.

Deposits. Deposits of $12.4 billion at March 31, 2025 increased $486.2 million, or 4%, compared to $11.9 billion at December 31, 2024. The increase was primarily due to a $1.2 billion increase in core demand deposit accounts, partially offset by a decrease of $815.2 million in brokered certificate of deposits.

Total demand deposits increased by $1.2 billion, total savings deposits by $175.6 million, partially offset by an decrease in total certificates of deposit of $876.3 million. As of March 31, 2025, approximately 80% of the total deposits reprice within three months.

Merchants Bancorp

Core deposits, which are comprised of non-brokered deposits. increased by $1.3 billion, or 14%, to $10.7 billion at March 31, 2025 compared to $9.4 billion at December 31, 2024. Core deposits represented 86% of total deposits at March 31, 2025 compared to 79% of total deposits at December 31, 2024.

We have decreased our use of total brokered deposits by $815.7 million, or 32%, to $1.7 billion at March 31, 2025 compared to $2.5 billion at December 31, 2024. Brokered deposits represented 14% of total deposits at March 31, 2025, compared to 21% of total deposits at December 31, 2024. As of March 31, 2025, brokered certificates of deposit had a weighted average remaining duration of 67 days.

●	Brokered certificates of deposit accounts decreased $815.2 million, or 32%, to $1.7 billion at March 31, 2025 compared to December 31, 2024.

Interest-bearing deposits at March 31, 2025 increased $411.9 million, or 4%, to $12.1 billion compared to December 31, 2024, and noninterest-bearing deposits increased $74.3 million, or 31%, to $313.3 million at March 31, 2025 compared to December 31, 2024.

Uninsured deposits totaled approximately $3.0 billion as of March 31, 2025, representing 24% of total Bank deposits. Since 2018, the Company has offered its customers an opportunity to insure balances in excess of $250,000 through our insured cash sweep program that extends FDIC protection up to $100 million. The balance of deposits in this program was $1.5 billion and $1.6 billion as of March 31, 2025 and December 31, 2024, respectively.

Borrowings. Borrowings of $4.0 billion at March 31, 2025 decreased $384.4 million, or 9%, compared to $4.4 billion at December 31, 2024. The decrease was primarily due to an decrease of $324.0 million in FHLB advances and a decrease of $50.0 million in the usage of the Federal Reserve’s discount window. The Company primarily utilizes borrowing facilities from the FHLB, the Federal Reserve’s discount window, and AFX, using the most cost-effective options available. See Note 10: Borrowings for further information.

The Company continues to have significant borrowing capacity based on available collateral. As of March 31, 2025, unused lines of credit totaled $4.7 billion, compared to $4.3 billion at December 31, 2024. The Company’s ratio of total collateralized borrowing capacity to total assets remained at 46% from December 31, 2024 compared to March 31, 2025.

Other Liabilities. Other liabilities of $193.4 million at March 31, 2025 decreased $37.6 million, or 16%, compared to $231.0 million at December 31, 2024. The decrease in other liabilities was primarily in accrued expenses and unfunded commitments for low-income housing credit investments.

Total Shareholders’ Equity. Total shareholders’ equity was $2.2 billion as of March 31, 2025. The $82.6 million decrease compared to December 31, 2024 resulted primarily from the redemption of 6% Series B Preferred Stock for $125.0 million and dividends paid on common and preferred shares of $14.9 million during the period, which were partially offset by net income of $58.2 million. See Note 14: Preferred Stock for more details on the Series B redemption.

Asset Quality

Although there has been an increase in adversely classified loans, asset values remain strong overall and loans are well-collateralized. Loans are underwritten to strict agency guidelines. We continually strive to strengthen our various levels of credit and risk management.

Total nonperforming loans (nonaccrual and greater than 90 days past due but still accruing) were $284.6 million, or 2.73% of total loans receivable, at March 31, 2025, compared to $279.7 million, or 2.68%, of total loans at December 31, 2024 and $131.8 million, or 1.22%, at March 31, 2024. The increase in non-performing loans compared to March 31, 2024 was primarily driven by multi-family and healthcare customers with delinquent payments on variable-

Merchants Bancorp

rate loans that have required higher payments, as well as the financial deterioration of a few sponsors. The higher payments are associated with the floating nature of the loan terms, which resulted in elevated interest rates relative to when the loans were originated. The increase compared to December 31, 2024 was primarily due to one multi-family customer. Delinquency levels on total loans as of March 31, 2025 have modestly increased by $10.1 million, to $334.7 million, compared to December 31, 2024. After six months of consecutive loan performance, the loans can be placed back on accrual status.

As a percentage of nonperforming loans, the ACL-Loans was 29% at March 31, 2025 compared to 30% at December 31, 2024 and 57% at March 31, 2024. The changes compared to both periods were primarily due to an increase in nonperforming loans, substantially all of which have been individually evaluated for impairment.

The Company has been making additional efforts to reduce its credit risk through loan sale and securitization activities since 2019. In April of 2023, as well as March and December of 2024, the Company strategically executed credit protection arrangements through a credit linked note and credit default swaps, totaling $2.9 billion in loans on the closing date, to reduce risk of losses, with incremental coverage ranging from 13-14% of the unpaid principal balances for each arrangement. These loans have credit protection and also have an allowance for credit losses. As of March 31, 2025, the balance of loans subject to credit protection arrangements was $2.2 billion, compared to $2.3 billion as of December 31, 2024. For additional information see Note 11: Derivative Financial Instruments and the Company’s 2024 Annual Report on Form 10–K.

Total loans receivable greater than 30 days past due were $304.6 million at March 31, 2025, $292.3 million at December 31, 2024, and $188.7 million at March 31, 2024. The increase in delinquent loans compared to both periods was primarily driven by multi-family customers with delinquent payments on variable-rate loans that have required higher payments due to interest rates remaining at elevated levels.

Loans receivable classified as Special Mention totaled $407.9 million at March 31, 2025, compared to $380.0 million at December 31, 2024 and $232.1 million at March 31, 2024. The increase compared to both periods was primarily due to higher interest rates that negatively impact our borrowers’ ability to make higher required payments.

Loans receivable classified as Substandard totaled $323.6 million at March 31, 2025, compared to $317.3 million at December 31, 2024 and $123.1 million at March 31, 2024. The increase compared to both periods was primarily due to higher interest rates that negatively impact our borrowers’ ability to make higher required payments. All substandard loans as of March 31, 2025 have been evaluated for impairment and these loans have specific reserves of $20.9 million.

During the three months ended March 31, 2025, there were $10.5 million of charge offs primarily related to five customers in the multi-family portfolio, and $28,000 of recoveries, compared to $925,000 of charge-offs related to one customer and $1,000 of recoveries for the three months ended March 31, 2024.

The percentage of commercial real estate loans as a percentage of total Tier I risk-based capital, including the ACL-Loans, has relatively unchanged from 348% to 353% from December 31, 2024 to March 31, 2025, respectively.

Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024

General. Net income of $58.2 million for the three months ended March 31, 2025 decreased by $28.8 million, or 33%, compared with the three months ended March 31, 2024, reflecting market uncertainty that delayed origination closings and permanent loan conversions in a growing pipeline, which negatively impacted the recognition of gain on sale and net interest margin more than expected. The decrease in net income was primarily driven by a $17.2 million, or 42%, decrease in noninterest income, a $12.8 million, or 26%, increase in noninterest expense, a $4.9 million, or 4%, decrease in net interest income, and a $3.0 million, or 63%, increase in provision for credit losses on loans, which was partially offset by a $9.0 million, or 33%, decrease in provision for income tax. Of the $28.8 million decrease in net income, $19.3 million, or $0.34 per diluted common share, was attributable to changes in valuation adjustments.

Merchants Bancorp

Noninterest income included a $754,000 negative fair market value adjustment to servicing rights and a $2.3 million negative fair market value adjustment to derivatives, which compared to positive fair market value adjustments of $14.0 million to servicing rights and $2.3 million to derivatives for the three months ended March 31, 2024.

Net Interest Income. Net interest income of $122.2 million for the three months ended March 31, 2025 decreased $4.9 million, or 4%, compared with $127.1 million for the three months ended March 31, 2024. The decrease reflected lower interest income and higher interest expense on borrowings, which were partially offset by lower interest expense for deposits.

The interest rate spread of 2.38% for the three months ended March 31, 2025 decreased 20 basis points compared to 2.58% for the three months ended March 31, 2024. Our net interest margin decreased 25 basis points, to 2.89%, for the three months ended March 31, 2025 compared to 3.14% for the three months ended March 31, 2024. The margin was negatively impacted by a significant shift in business mix, as lower-margin loans held for sale balances, consisting of primarily warehouse loans, grew by $480.3 million, or 14%, and warehouse repurchase agreements grew by $265.3 million, or 23%, while higher-margin loans receivable balances contracted by $339.1 million, or 3%.

Interest Income. Interest income of $287.2 million for the three months ended March 31, 2025, decreased $27.0 million, or 9%, compared with $314.2 million for the three months ended March 31, 2024. This decrease reflected lower average yield on loans and loans held for sale, partially offset by a higher average balance on securities held to maturity.

Interest income of $239.3 million on loans and loans held for sale for the three months ended March 31, 2025, decreased $32.7 million, or 12%, compared to the three months ended March 31, 2024. The average loan balance of $13.8 billion for the three months ended March 31, 2025, increased $256.2 million, or 2%, compared to $13.5 billion for the three months ended March 31, 2024. The average yield on loans decreased 105 basis points to 7.06%, for the three months ended March 31, 2025, compared to 8.11% for the three months ended March 31, 2024.

Interest income of $12.4 million on securities available for sale for the three months ended March 31, 2025, decreased $2.0 million, or 14%, compared to the three months ended March 31, 2024. The average balance of $961.1 million decreased $124.0 million, or 11%, compared to $1.1 billion for the three months ended March 31, 2024. The average yield decreased 12 basis points to 5.21%, for the three months ended March 31, 2025, compared to 5.33% for the three months ended March 31, 2024. The decrease in average balance of securities available for sale was primarily due to maturities and repayments, as well as fair value adjustments that were partially offset by purchases.

Interest income of $24.4 million on securities held to maturity for the three months ended March 31, 2025, increased $3.8 million, or 19%, compared to the three months ended March 31, 2024. The average balance of $1.6 billion increased $447.1 million, or 37%, compared to $1.2 billion for the three months ended March 31, 2024. The average yield decreased 89 basis points to 6.01% for the three months ended March 31, 2025, compared to 6.90% for the three months ended March 31, 2024. The increase in average balance was primarily due to purchases of senior investment securities backed by residential and healthcare loans retained as part of credit risk transfer securitization transactions originated by the Company.

Interest income of $3.7 million on mortgage loans in process of securitization for the three months ended March 31, 2025, increased $2.0 million, or 118%, compared to the three months ended March 31, 2024. The average balance of $277.4 million increased $139.5 million, or 101%, compared to $137.9 million for the three months ended March 31, 2024. The average yield increased 45 basis points, to 5.47% for the three months ended March 31, 2025, compared to 5.02% for the for the three months ended March 31, 2024. The increase in average balance was primarily due to a higher origination volume of loans pending settlement for sale on the secondary market.

Interest Expense. Total interest expense of $165.0 million for the three months ended March 31, 2025, decreased $22.1 million, or 12%, compared with $187.1 million for the three months ended March 31, 2024. The

Merchants Bancorp

decrease reflected a lower average balance at a lower average rate on certificates of deposit that were partially offset by a higher average balance at a lower average rate on borrowings.

Interest expense on deposits of $123.9 million decreased $47.1 million, or 28%, for the three months ended March 31, 2025, compared to $171.0 million for the three months ended March 31, 2024. The decrease primarily reflected a lower average balance at a lower rate on certificates of deposit and a lower rate on interest-bearing checking accounts.

Interest expense of $38.8 million on certificate of deposit accounts for the three months ended March 31, 2025, decreased $37.7 million, or 49%, compared to $76.5 million for the three months ended March 31, 2024. The average balance of $3.4 billion for the three months ended March 31, 2025, decreased $2.3 million, or 41%, compared to the three months ended March 31, 2024. The average interest rate decreased 73 basis points to 4.67% for the three months ended March 31, 2025, compared to 5.40% for the three months ended March 31, 2024.

Interest expense of $50.6 million on interest-bearing checking accounts for the three months ended March 31, 2025, decreased $10.1 million, or 17%, compared to the three months ended March 31, 2024. The average balance of $5.1 billion for the three months ended March 31, 2025, increased $51.0 million, or 1%, compared to the three months ended March 31, 2024. The average interest rate decreased 80 basis points, to 4.01% for the three months ended March 31, 2025, compared to 4.81% for the three months ended March 31, 2024.

Interest expense on borrowings of $41.1 million for the three months ended March 31, 2025, increased $25.0 million, or 155%, compared to $16.1 million the three months ended March 31, 2024. The increase was due primarily to a $2.4 billion, or 336%, increase in average borrowings to $3.1 billion at March 31, 2025, compared to $716.9 million for the three months ended March 31, 2024. The average interest rate decreased 370 basis points to 5.33% for the three months ended March 31, 2025, compared to 9.03% for the three months ended March 31, 2024.

Included in interest expense on borrowings, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 5.08% and 8.50%, to an effective rate of 5.33% and 9.03% for the three months ended March 31, 2025 and 2024, respectively.

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

	Three Months Ended March 31,
	2025			2024
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-earning deposits, and other interest or dividends	$511,077	$7,465	5.92%	$346,150	$5,545	6.44%
Securities available for sale	961,065	12,358	5.21%	1,085,114	14,388	5.33%
Securities held to maturity	1,643,703	24,358	6.01%	1,196,633	20,522	6.90%
Mortgage loans in process of securitization	277,426	3,743	5.47%	137,890	1,720	5.02%
Loans and loans held for sale	13,751,197	239,280	7.06%	13,494,961	271,998	8.11%
Total interest-earning assets	17,144,468	287,204	6.79%	16,260,748	314,173	7.77%
Allowance for credit losses on loans	(86,711)			(71,544)
Noninterest-earning assets	774,193			603,868
Total assets	$17,831,950			$16,793,072
Liabilities/Equity:
Interest-bearing checking	$5,121,343	$50,609	4.01%	$5,070,393	$60,688	4.81%
Savings deposits	146,359	15	0.04%	201,860	219	0.44%
Money market	3,398,469	34,506	4.12%	2,817,382	33,644	4.80%
Certificates of deposit	3,369,269	38,811	4.67%	5,694,933	76,471	5.40%
Total interest-bearing deposits	12,035,440	123,941	4.18%	13,784,568	171,022	4.99%
Borrowings	3,125,935	41,067	5.33%	716,853	16,095	9.03%
Total interest-bearing liabilities	15,161,375	165,008	4.41%	14,501,421	187,117	5.19%
Noninterest-bearing deposits	294,248			332,172
Noninterest-bearing liabilities	216,158			211,819
Total liabilities	15,671,781			15,045,412
Equity	2,160,169			1,747,660
Total liabilities and equity	$17,831,950			$16,793,072
Net interest income		$122,196			$127,056
Interest rate spread			2.38%			2.58%
Net interest-earning assets	$1,983,093			$1,759,327
Net interest margin			2.89%			3.14%
Average interest-earning assets to average interest-bearing liabilities			113.08%			112.13%

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

Merchants Bancorp

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Three Months Ended March 31, 2025
	compared to March 31, 2024
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(In thousands)
Interest income
Interest-earning deposits, and other interest or dividends	$2,642	$(722)	$1,920
Securities available for sale	(1,645)	(385)	(2,030)
Securities held to maturity	7,667	(3,831)	3,836
Mortgage loans in process of securitization	1,741	282	2,023
Loans and loans held for sale	5,165	(37,883)	(32,718)
Total interest income	15,570	(42,539)	(26,969)
Interest expense
Deposits
Interest-bearing checking	610	(10,689)	(10,079)
Savings deposits	(60)	(144)	(204)
Money market deposits	6,939	(6,077)	862
Certificates of deposit	(31,229)	(6,431)	(37,660)
Total Deposits	(23,740)	(23,341)	(47,081)
Borrowings	54,089	(29,117)	24,972
Total interest expense	30,349	(52,458)	(22,109)
Net interest income	$(14,779)	$9,919	$(4,860)

Provision for Credit Losses. We recorded a provision for credit losses of $7.7 million for the three months ended March 31, 2025, an increase of $3.0 million, or 63%, over the three months ended March 31, 2024.

The $7.7 million provision for credit losses consisted of $9.5 million for the ACL-Loans and a negative provision of $1.8 million for the ACL-OBCE’s.

The ACL-Loans was $83.4 million, or 0.80% of total loans, at March 31, 2025, compared to $84.4 million, or 0.81% of total loans, at December 31, 2024, and $75.7 million, or 0.70%, at March 31, 2024. The $7.7 million increase compared to March 31, 2024 was primarily related to loans in the multi-family portfolio, which were partially offset by charge-offs. The decrease compared to December 31, 2024 was driven by a $9.5 million increase in provision expense, primarily related to the multi-family portfolio, which was offset by $10.5 million in charge-offs. Additional details are provided in the ACL-Loans portion of the Comparison of Financial Condition at March 31, 2025 and December 31, 2024 and in Note 4: Loans and Allowance for Credit Losses on Loans.

Noninterest Income. Noninterest income of $23.7 million for the three months ended March 31, 2025 decreased $17.2 million, or 42%, compared to $40.9 million for the three months ended March 31, 2024. The decrease was primarily due to a $15.4 million, or 79%, decrease in loan servicing fees, a $2.8 million, or 47%, decrease in other income, and a $1.9 million, or 36%, decrease in syndication and asset management fees, which was partially offset by a $2.3 million, or 24%, increase in gain on sale of loans.

Loan servicing fees included a $0.8 million negative fair market value adjustment to servicing rights for the three months ended March 31, 2025, compared to a $14.0 million positive fair market value adjustment to servicing rights for the three months ended March 31, 2024.

Merchants Bancorp

Other noninterest income of $3.2 million for the three months ended March 31, 2025 decreased $2.8 million, or 47%, compared to $5.9 million for the three months ended March 31, 2024. Other noninterest income included a $2.3 million negative adjustment to the fair value of floor derivatives for the three months ended March 31, 2025 compared to a $2.3 million positive fair value adjustment for the three months ended March 31, 2024. The floor derivatives are associated with arrangements whereby there is a guaranteed minimum interest rate the Company will receive on certain assets bearing variable interest rates. The change in value was driven largely by the change in market interest rates during the period. Also included in other noninterest income were changes in fair value on certain securities available for sale that the Company elected to account for under the fair value option, with changes in fair value reflected in earnings. The Company also has put options associated with these securities that provide protection against any change in value. By design, the fair value adjustments of the securities and the put options should be substantially equal and offsetting. For the three months ended March 31, 2025 there was a $6.2 million positive fair value adjustment on the securities that were offset by a $6.2 million negative fair value adjustment on the put options, hence having no net gain or loss recognized. Also see Note 2: Investment Securities, Note 11: Derivative Financial Instruments, and Note 12: Disclosures about Fair Value of Assets and Liabilities.

Syndication and asset management fees of $3.4 million for the three months ended March 31, 2025, decreased $1.9 million, or 36%, compared to $5.3 million for the three months ended March 31, 2024. The decrease was attributable to less equity raised by our LIHTC syndication platform during the three months ended March 31, 2025 than the prior year.

The $2.3 million, or 24%, increase in gain on sale of loans resulted from higher volume in the multi-family loan portfolio.

A summary of the gain on sale of loans for the three months ended March 31, 2025 and 2024 is below:

	Gain on Sale of Loans
	Three Months Ended March 31,
	2025	2024

	(In thousands)
Loan Type
Multi-family	$10,125	$8,423
Single-family	206	280
SBA	1,288	653
Total	$11,619	$9,356

Noninterest Expense. Noninterest expense of $61.7 million for the three months ended March 31, 2025 increased $12.8 million, or 26%, compared to $48.9 million for the three months ended March 31, 2024. The increase was due primarily to a $6.8 million, or 23%, increase in salaries and employee benefits to support business growth, including $2.5 million associated with the addition of production staff, which is expected to elevate production, gain on sale, and expenses in future quarters as well. Also contributing to the higher expenses, was a $3.9 million increase in credit risk transfer premium expense associated with ongoing credit default swaps that were executed in March and December 2024, as well as a $2.1 million, or 41%, increase in deposit insurance expense, reflecting an increase in underperforming assets, coupled with an increase in total assets.

The efficiency ratio was at 42.27% in the three months ended March 31, 2025, compared with 29.13% in the three months ended March 31, 2024. The $3.9 million in premium expense associated with credit default swaps executed in March and December 2024 had a negative 265 basis point impact on the efficiency ratio in the current quarter. See Non-GAAP Financial Measures section at the end of Item 2.

Income Taxes. Income tax expense decreased $9.0 million, or 33%, to $18.3 million for the three months ended March 31, 2025 from the three months ended March 31, 2024. The decrease was due primarily to a 33% decrease in

Merchants Bancorp

pretax income period to period. The effective tax rate was 23.9% and 23.8% for the three months ended March 31, 2025 and March 31, 2024, respectively.

Our Segments

We operate in three primary segments: Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. The reportable segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company.

The Multi-family Mortgage Banking segment originates and services government sponsored mortgages for multi-family and healthcare facilities through Merchants Capital. Merchants Capital is also a fully integrated syndicator of low-income housing tax credit and debt funds. As one of the top ranked agency affordable lenders in the nation, our licenses with Fannie Mae, Freddie Mac, and FHA, coupled with our bank financing products, provide sponsors with custom beginning-to-end financing solutions that adapt to an ever-changing market. We are also one of the largest Ginnie Mae servicers in the country based on aggregate loan principal value. As of March 31, 2025 the Company’s total servicing portfolio had an unpaid principal balance of $30.0 billion, primarily managed in the Multi-Family Mortgage Banking segment. Included in this amount was an unpaid principal balance of loans serviced for others of $17.9 billion, an unpaid principal balance of loans sub-serviced for others of $3.6 billion, and other servicing balances of $0.8 billion at March 31, 2025. These loans are not included in the accompanying balance sheets. The Company also manages $7.7 billion of loans for customers that have loans on the balance sheet at March 31, 2025. The servicing portfolio primarily consists of Ginnie Mae, Fannie Mae, and Freddie Mac loans and is a significant source of our noninterest income and deposits.

Our Mortgage Warehousing segment funds agency eligible loans for non-depository financial institutions from the date of origination or purchase until the date of sale to an investor, which typically takes less than 30 days and is a significant source of our net interest income, loans, and deposits. Mortgage Warehousing has grown to fund over $33.0 billion in 2023, $45.6 billion in 2024, and $11.9 billion for the three months ended March 31, 2025. Mortgage Warehousing also provides commercial loans and collects deposits related to the mortgage escrow accounts of its customers.

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

Our segment financial information was compiled utilizing the policies described in Note 17: Segment Information, included elsewhere in this report. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes, if any, in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. Transactions between segments consist primarily of borrowed funds and overhead expense sharing. Intersegment interest expense is allocated to the Mortgage Warehousing and Banking segments based on Merchants Bank’s cost of funds. The provision for credit losses is allocated based on information included in our ACL-Loans analysis and specific loan data for each segment.

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

Merchants Bancorp

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

For the three months ended March 31, 2025 and 2024, we had total net income of $58.2 million and $87.1 million, respectively. Net income for our three segments for the respective periods was as follows:

	Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Multi-family Mortgage Banking	$3,413	$16,609
Mortgage Warehousing	15,398	20,190
Banking	47,107	56,425
Other	(7,679)	(6,170)

Total	$58,239	$87,054

Multi-family Mortgage Banking. The Multi-family Mortgage Banking segment reported net income of $3.4 million for the three months ended March 31, 2025, a decrease of $13.2 million, or 79%, compared to net income of $16.6 million for the three months ended March 31, 2024. The decrease in net income was primarily due to a $12.5 million decrease in loan servicing fees, as well as a $5.0 million increase in noninterest expense that included $2.5 million associated with the addition of production staff, which is expected to elevate expenses in future quarters as well.

Loan servicing fees included positive fair market value adjustment of $0.4 million to servicing rights for the three months ended March 31, 2025, compared to a positive fair market value adjustment of $13.2 million for the three months ended March 31, 2024.

The total volume of loans originated and acquired through our Multi-family business was $934.4 million, an increase of $37.7 million, or 4%, compared to $896.7 million for the three months ended March 31, 2024. Many of these loans are bridge loans housed in our Banking segment while borrowers await conversion to permanent financing. The volume of loans originated and acquired for sale in the secondary market was $411.2 million, an increase of $158.5 million, or 63%, compared to $252.7 million for the three months ended March 31, 2024.

Mortgage Warehousing. The Mortgage Warehousing segment reported net income of $15.4 million for the three months ended March 31, 2025, a decrease of $4.8 million, or 24%, compared to $20.2 million for the three months ended March 31, 2024. The decrease in net income reflected a $4.1 million decrease in noninterest income.

Noninterest income included a $2.3 million negative fair market value adjustment to derivatives for the three months ended March 31, 2025, compared to a $2.3 million positive fair market value adjustment to derivatives for the three months ended March 31, 2024.

The volume of loans funded during the three months ended March 31, 2025 amounted to $11.9 billion, an increase of $3.9 billion, or 49%, compared to the three months ended March 31, 2024. This compared to the 2% industry increase in single-family residential loan volumes for the three months ended March 31, 2025 compared to the same period in 2024, according to an estimate of industry volume by the Mortgage Bankers Association.

Merchants Bancorp

Banking. The Banking segment reported net income of $47.1 million for the three months ended March 31, 2025, a decrease of $9.3 million, or 17%, compared to $56.4 million for the three months ended March 31, 2024. The decrease in net income was primarily due to lower net interest income from a decline in yields and higher interest expense on borrowings.

Noninterest income included a $1.2 million negative fair market value adjustment to servicing rights for the three months ended March 31, 2025, compared to a $0.8 million positive fair market value adjustment to servicing rights for the three months ended March 31, 2024.

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

At March 31, 2025, based on collateral, we had $4.7 billion in available unused borrowing capacity with the FHLB and the Federal Reserve discount window. This compared to $4.3 billion at December 31, 2024. While the amounts available fluctuate daily, we also had available capacity lines through our membership in the AFX. This liquidity enhances the Company’s ability to effectively manage interest expense and asset levels in the future.

The Company’s most liquid assets are in cash, short-term investments, including interest-bearing demand deposits, mortgage loans in process of securitization, loans held for sale, and warehouse lines of credit included in loans receivable. Taken together with its unused borrowing capacity of $4.7 billion described above, these totaled $11.0 billion, or 58%, of its $18.8 billion total assets at March 31, 2025. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our liquid assets and borrowing capacity significantly exceed our uninsured deposits. Uninsured deposits represent 24% of total Bank deposits. Our line of credit with the Federal Reserve Bank of Chicago, alone, could fund 107% of uninsured deposits. Since 2018, the Company has offered its customers an opportunity to insure balances in excess of $250,000 through our insured cash sweep program that extends FDIC protection up to $100 million. The balance of deposits in this program was $1.5 billion and $1.6 billion as of March 31, 2025 and December 31,  2024, respectively.

The Company’s investment portfolio has minimal levels of unrealized losses and management does not anticipate a need to sell securities for liquidity purposes at a loss. As of March 31, 2025, AOCL of $0.1 million, related to securities available for sale decreased 42% compared to accumulated losses as of December 31, 2024. The $0.1 million of AOCL as of March 31, 2025 represented less than 1% of total equity and 1% of total securities available for sale.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $148.0 million and $(383.8) million for the three months ended March 31, 2025 and 2024, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities and loans, was $ (0.9) million and $ (695.0) million for the three months ended March 31, 2025 and 2024, respectively. Net cash (used in) provided by financing activities, which is comprised primarily of net change in borrowings and deposits was $ (102.4) million and $1.0 billion for the three months ended March 31, 2025 and 2024, respectively.

Certificates of deposit that are scheduled to mature in less than one year from March 31, 2025 totaled $3.0 billion, or 98% of total certificates of deposit. Management expects that a substantial portion of the maturing certificates

Merchants Bancorp

of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances, the Federal Reserve discount window, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Off-Balance Sheet Arrangements.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in our unaudited condensed consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and standby letters of credit.

At March 31, 2025, we had $4.4 billion in outstanding commitments to extend credit that are subject to credit risk and $3.7 billion outstanding commitments subject to certain performance criteria and cancellation by the Company, including loans pending closing, unfunded construction draws, and unfunded lines of warehouse credit. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Additionally, the Company’s business model is designed to continuously sell a significant portion of its loans, which provides flexibility in managing its liquidity.

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

Shareholders’ Equity. Total shareholders’ equity was $2.2 billion as of March 31, 2025. The $82.6 million decrease compared to December 31, 2024 resulted primarily from the redemption of 6% Series B Preferred Stock for $125.0 million and dividends paid on common and preferred shares of $14.9 million during the period, which were partially offset by net income of $58.2 million. See Note 14: Preferred Stock for more details on the Series B redemption.

Preferred Stock/Dividends.

7% Series A Preferred Stock. The Company redeemed all outstanding shares of the Series A Preferred Stock on April 1, 2024 at a price equal to the liquidation preference of $25 per share, or $52.0 million, using cash on hand.

6% Series B Preferred Stock. The Company redeemed all outstanding shares of the Series B Preferred Stock on January 2, 2025, at a price equal to the liquidation preference of $1,000 per share (equivalent to $25 per depositary share), or $125.0 million. The $4.2 million expenses associated with the original issuance, which were capitalized in 2019, were recognized through retained earnings upon redemption, thus reducing net income available to common shareholders. Similarly, the redemption resulted in an excise tax of $1.2 million that will not be payable until 2025 taxes are due in 2026, and any future issuance of shares until one year after the redemption can offset the amount of excise tax that will be paid.

Cash to redeem the shares was delivered to the Company’s transfer agent on December 31, 2024, resulting in a prepaid asset reported in other assets. As of the redemption date the Series B Preferred Stock did not have any accrued, but unpaid dividends.

Merchants Bancorp

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

Dividends declared to preferred shareholders for the three months ended March 31, 2025, totaled $10.3 million. For more information, see Note 14: Preferred Stock.

Common Shares/Dividends. As of March 31, 2025, the Company had 45,881,706 common shares issued and outstanding. The Board declared a quarterly dividend of $0.10 per share for the first quarter of 2025.

Capital Adequacy.

The following tables present the Company’s capital ratios at March 31, 2025 and December 31, 2024:

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
March 31, 2025
Total capital(1) (to risk-weighted assets)
Company	$2,249,051	13.0%	$1,819,440	10.5%	$—	N/A	%
Merchants Bank	2,201,501	12.7%	1,818,132	10.5%	1,731,555	10.0
Tier I capital(1) (to risk-weighted assets)
Company	2,151,982	12.4%	1,472,880	8.5%	—	N/A	%
Merchants Bank	2,104,432	12.2%	1,471,821	8.5%	1,385,244	8.0
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,600,692	9.2%	1,212,960	7.0%	—	N/A	%
Merchants Bank	2,104,432	12.2%	1,212,088	7.0%	1,125,510	6.5
Tier I capital(1) (to average assets)
Company	2,151,982	12.1%	891,156	5.0%	—	N/A	%
Merchants Bank	2,104,432	11.8%	888,003	5.0%	888,003	5.0
(1)	As defined by regulatory agencies.

Merchants Bancorp

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2024
Total capital(1) (to risk-weighted assets)
Company	$2,334,479	13.9%	$1,767,835	10.5%	$—	N/A	%
Merchants Bank	2,165,193	12.9%	1,763,982	10.5%	1,679,983	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	2,234,658	13.3%	1,431,105	8.5%	—	N/A	%
Merchants Bank	2,065,372	12.3%	1,427,985	8.5%	1,343,986	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,562,524	9.3%	1,178,557	7.0%	—	N/A	%
Merchants Bank	2,065,372	12.3%	1,175,988	7.0%	1,091,989	6.5%
Tier I capital(1) (to average assets)
Company	2,234,658	12.1%	925,180	5.0%	—	N/A	%
Merchants Bank	2,065,372	11.2%	922,006	5.0%	922,006	5.0%

(1)	As defined by regulatory agencies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Merchants Bank to maintain minimum amounts and ratios (set forth in the table above). Management believes, as of March 31, 2025 and December 31, 2024, that the Company and Merchants Bank met all capital adequacy requirements to which they were subject. For additional information regarding dividend restrictions, see the Company’s 2024 Annual Report on Form 10–K.

As of March 31, 2025 and December 31, 2024, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or Merchants Bank’s category.

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

Merchants Bancorp

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

Merchants Bancorp

The following table presents NII at Risk for Merchants Bank as of March 31, 2025 and December 31, 2024.

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
March 31, 2025:
Dollar change	$(66,284)	$(35,378)	$36,422	$73,001
Percent change	(12.6)%	(6.7)%	6.9%	13.9%

December 31, 2024:
Dollar change	$(63,859)	$(34,202)	$34,088	$68,263
Percent change	(12.2)%	(6.5)%	6.5%	13.1%

Our interest rate risk management policy objective is to limit the change in our net interest income to 20% for a +/-100 basis point move in interest rates, and 30% for a +/-200 basis point move in rates. At March 31, 2025 we estimated that we were within policy limits set by our board of directors for the -200, -100, +100, and +200 basis point scenarios.

The EVE results for Merchants Bank included in the following table reflect the analysis used quarterly by management. It models immediate -200, -100, +100 and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
March 31, 2025:
Dollar change	$(1,762)	$8,370	$(5,088)	$(10,228)
Percent change	(0.1)%	0.4%	(0.2)%	(0.5)%

December 31, 2024:
Dollar change	$12,188	$14,762	$(1,118)	$(2,990)
Percent change	0.6%	0.7%	(0.1)%	(0.1)%

Our interest rate risk management policy objective is to limit the change in our EVE to 15% for a +/-100 basis point move in interest rates, and 20% for a +/-200 basis point move in rates. We are within policy limits set by our board of directors for the -200, -100, +100 and +200 basis point scenarios. The EVE reported at March 31, 2025 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

Non-GAAP Financial Measures

The Company’s accounting and reporting policies conform to GAAP and general practices within the banking industry. As a supplement to GAAP, the Company provides non-GAAP performance results, which the Company believes are useful because they assist users of the financial information in assessing the Company’s operating performance. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure, can be found in the following table.

Although intended to enhance understanding of the Company’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. In addition, these non-GAAP financial measures may differ from those used by other financial institutions to assess their business and performance.

Merchants Bancorp

	Three Months Ended
	March 31,	March 31,
	2025	2024

	(Dollars in thousands)
Noninterest expense	$ 61,664	$ 48,912

Net interest income (before provision for credit losses)	122,196	127,056
Noninterest income	23,693	40,874
Total income	$ 145,889	$ 167,930

Efficiency ratio	42.27%	29.13%

	March 31,
	2025	2024

	(Dollars in thousands)
Total equity	$ 2,160,735	$ 1,776,468
Less: goodwill and intangibles	(8,068)	(8,163)
Less: preferred stock	(551,291)	(499,608)
Tangible common shareholders' equity	$ 1,601,376	$ 1,268,697

Assets	$ 18,797,800	$ 17,822,576
Less: goodwill and intangibles	(8,068)	(8,163)
Tangible assets	$ 18,789,732	$ 17,814,413

Ending common shares	45,881,706	43,354,718

Tangible book value per common share	$ 34.90	$ 29.26

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective.

(b)        Changes in internal control.

There have been no changes in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Merchants Bancorp

Part II

Other Information

ITEM 1.     Legal Proceedings

None.

ITEM 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Merchants Bancorp

Date:	May 9, 2025	By:	/s/ Michael F. Petrie
Michael F. Petrie
Chairman & Chief Executive Officer

Date:	May 9, 2025	By:	/s/ Sean A. Sievers
Sean A. Sievers Chief Financial & Accounting Officer
(Principal Financial Officer)