Form 10-Q
period 2025-06-30
Merchants Bancorp
filed 2025-08-11
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 1, 2025, the latest practicable date, 45,885,458 shares of the registrant’s common stock, without par value, were issued and outstanding.

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

AFX: American Financial Exchange

Agency: government agency

AOCL: accumulated other comprehensive loss

ARM: adjustable-rate mortgage

ASC: Accounting Standards Codification

ASU: Accounting Standards Update

Bank: Merchants Bank of Indiana

CCO: Chief Credit Officer

CDS: credit default swap

CMT: constant maturity rate

CODM: chief operating decision maker

Company: Merchants Bancorp

DFI: Indiana Department of Financial Institutions

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

HUD: Department of Housing and Urban Development

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

MOU: Memorandum of Understanding

N/A: not applicable

NASDAQ: NASDAQ Capital Market

REMIC: real estate mortgage investment conduit

ROU: right of use

SBA: Small Business Administration

SEC: Securities and Exchange Commission

SOFR: Secured Overnight Financing Rate

SPE: Special Purpose Entity

Treasury: US Department of Treasury

TLM: troubled loan modification

VIE: variable interest entity

Part I – Financial Information

Item 1. Financial Statements

Merchants Bancorp

Condensed Consolidated Balance Sheets

June 30, 2025 (Unaudited) and December 31, 2024

(In thousands, except share data)

	June 30,	December 31,
	2025	2024*
Assets
Cash and due from banks	$15,419	$10,989
Interest-earning demand accounts	631,746	465,621
Cash and cash equivalents	647,165	476,610
Securities purchased under agreements to resell	1,539	1,559
Mortgage loans in process of securitization	402,427	428,206
Securities available for sale ($602,962 and $635,946 utilizing fair value option, respectively)	936,343	980,050
Securities held to maturity ($1,547,525 and $1,664,674 at fair value, respectively)	1,548,211	1,664,686
Federal Home Loan Bank (FHLB) stock and other equity securities	217,850	217,804
Loans held for sale (includes $91,930 and $78,170 at fair value, respectively)	4,105,765	3,771,510
Loans receivable, net of allowance for credit losses on loans of $91,811 and $84,386, respectively	10,432,117	10,354,002
Premises and equipment, net	71,050	58,617
Servicing rights	193,037	189,935
Interest receivable	82,391	83,409
Goodwill	8,014	8,014
Other assets and receivables	495,295	571,330
Total assets	$19,141,204	$18,805,732
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$315,523	$239,005
Interest-bearing	12,371,312	11,680,971
Total deposits	12,686,835	11,919,976
Borrowings	4,009,474	4,386,122
Deferred tax liabilities	29,228	25,289
Other liabilities	231,035	231,035
Total liabilities	16,956,572	16,562,422
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 75,000,000 shares
Issued and outstanding - 45,885,458 shares at June 30, 2025 and 45,767,166 shares at December 31, 2024	241,452	240,313
Preferred stock, without par value - 5,000,000 total shares authorized
6% Series B Preferred stock - $1,000 per share liquidation preference
Authorized - no shares at June 30, 2025 and 125,000 shares at December 31, 2024
Issued and outstanding - no shares at June 30, 2025 and 125,000 shares (equivalent to 5,000,000 depositary shares) at December 31, 2024	—	120,844
6% Series C Preferred stock - $1,000 per share liquidation preference
Authorized - 200,000 shares
Issued and outstanding - 196,181 shares (equivalent to 7,847,233 depositary shares)	191,084	191,084
8.25% Series D Preferred stock - $1,000 per share liquidation preference
Authorized - 300,000 shares
Issued and outstanding - 142,500 shares (equivalent to 5,700,000 depositary shares)	137,459	137,459
7.625% Series E Preferred stock - $1,000 per share liquidation preference
Authorized - 230,000 shares
Issued and outstanding - 230,000 shares (equivalent to 9,200,000 depositary shares)	222,748	222,748
Retained earnings	1,392,136	1,330,995
Accumulated other comprehensive loss	(247)	(133)
Total shareholders' equity	2,184,632	2,243,310
Total liabilities and shareholders' equity	$19,141,204	$18,805,732

*Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Income (Unaudited)

For the Three and Six Months Ended June 30, 2025 and 2024

(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest Income
Loans	$255,641	$284,421	$494,921	$556,419
Mortgage loans in process of securitization	5,304	3,044	9,047	4,764
Investment securities:
Available for sale	12,095	14,784	24,453	29,172
Held to maturity	23,166	19,799	47,524	40,321
FHLB stock and other equity securities (dividends)	4,641	1,277	9,013	2,121
Other	3,552	4,948	6,645	9,649
Total interest income	304,399	328,273	591,603	642,446
Interest Expense
Deposits	131,375	179,651	255,316	350,673
Short-term borrowings	36,981	11,612	70,345	18,834
Long-term borrowings	7,324	8,891	15,027	17,764
Total interest expense	175,680	200,154	340,688	387,271
Net Interest Income	128,719	128,119	250,915	255,175
Provision for credit losses	53,027	9,965	60,754	14,691
Net Interest Income After Provision for Credit Losses	75,692	118,154	190,161	240,484
Noninterest Income
Gain on sale of loans	23,342	11,168	34,961	20,524
Loan servicing fees, net	6,138	10,827	10,148	30,229
Mortgage warehouse fees	2,039	1,524	3,552	2,506
Losses on sale of investments available for sale (includes $0, $0, $0 and $(108), respectively, related to accumulated other comprehensive loss reclassifications)	—	—	—	(108)
Syndication and asset management fees	9,707	3,233	13,096	8,536
Other income	9,254	4,599	12,416	10,538
Total noninterest income	50,480	31,351	74,173	72,225
Noninterest Expense
Salaries and employee benefits	43,566	28,373	79,985	57,969
Loan expense	1,142	993	1,940	1,949
Occupancy and equipment	2,494	2,239	4,845	4,476
Professional fees	3,159	3,556	6,053	7,655
Deposit insurance expense	7,152	5,579	14,380	10,704
Technology expense	2,446	1,859	4,820	3,713
Credit risk transfer premium expense	4,767	2,294	8,629	2,294
Other expense	12,611	5,487	18,349	10,532
Total noninterest expense	77,337	50,380	139,001	99,292
Income Before Income Taxes	48,835	99,125	125,333	213,417
Provision for income taxes (includes $0, $0, $0 and $26, respectively, of income tax benefit related to accumulated other comprehensive loss reclassifications)	10,854	22,732	29,113	49,970
Net Income	$37,981	$76,393	$96,220	$163,447
Dividends on preferred stock	(10,266)	(7,757)	(20,531)	(16,424)
Impact of preferred stock redemption	—	(1,823)	(5,371)	(1,823)
Net Income Allocated to Common Shareholders	27,715	66,813	70,318	145,200
Basic Earnings Per Share	$0.60	$1.50	$1.53	$3.30
Diluted Earnings Per Share	$0.60	$1.49	$1.53	$3.29
Weighted-Average Shares Outstanding
Basic	45,883,644	44,569,345	45,853,998	43,937,665
Diluted	45,929,563	44,698,324	45,921,988	44,082,485

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three and Six Months Ended June 30, 2025 and 2024

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Income	$37,981	$76,393	$96,220	$163,447
Other Comprehensive Income:
Net unrealized (losses) gains on investment securities available for sale, net of tax (benefit) expense of $53, $(209), $36 and $(593), respectively	(170)	663	(114)	1,896
Add: Reclassification adjustment for losses included in net income, net of tax benefit of $0, $0, $0 and $26, respectively	—	—	—	82
Other comprehensive (loss) income for the period	(170)	663	(114)	1,978
Comprehensive Income	$37,811	$77,056	$96,106	$165,425

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three and Six Months Ended June 30, 2025 and 2024

(In thousands, except share data)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance beginning of period	45,881,706	$240,512	43,354,718	$139,950	45,767,166	$240,313	43,242,928	$140,365
Distribution to employee stock ownership plan	-	-	-	-	30,802	1,124	23,414	997
Issuance of common stock, net of $5.5 million in offering expenses	-	-	2,400,000	97,655	-	-	2,400,000	97,655
Shares issued for stock compensation plans, net of taxes withheld to satisfy tax obligations	3,752	940	2,849	887	87,490	15	91,225	(525)
Balance end of period	45,885,458	241,452	45,757,567	238,492	45,885,458	241,452	45,757,567	238,492

7% Series A Preferred Stock
Balance beginning of period	-	-	2,081,800	50,221	-	-	2,081,800	50,221
Redemption of 7% Series A preferred stock	-	-	(2,081,800)	(50,221)	-	-	(2,081,800)	(50,221)
Balance at beginning and end of period	-	-	-	-	-	-	-	-

6% Series B Preferred Stock
Balance beginning of period	-	-	125,000	120,844	125,000	120,844	125,000	120,844
Redemption of 6% Series B preferred stock	-	-	-	-	(125,000)	(120,844)	-	-
Balance at end of period	-	-	125,000	120,844	-	-	125,000	120,844

6% Series C Preferred Stock
Balance at beginning and end of period	196,181	191,084	196,181	191,084	196,181	191,084	196,181	191,084

8.25% Series D Preferred Stock
Balance at beginning and end of period	142,500	137,459	142,500	137,459	142,500	137,459	142,500	137,459

7.625% Series E Preferred Stock
Balance at beginning and end of period	230,000	222,748	-	-	230,000	222,748	-	-

Retained Earnings
Balance beginning of period		1,369,009		1,138,083		1,330,995		1,063,599
Net income		37,981		76,393		96,220		163,447
Dividends on 7% Series A preferred stock, $1.75 per share, annually		-		-		-		(910)
Dividends on 6% Series B preferred stock, $60.00 per share, annually		-		(1,875)		-		(3,750)
Dividends on 6% Series C preferred stock, $60.00 per share, annually		(2,943)		(2,943)		(5,886)		(5,886)
Dividends on 8.25% Series D preferred stock, $82.50 per share, annually		(2,939)		(2,939)		(5,878)		(5,878)
Dividends on 7.625% Series E preferred stock, $76.25 per share, annually		(4,384)		-		(8,767)		-
Dividends on common stock, $0.40 per share, annually in 2025 and $0.36 per share, annually in 2024		(4,588)		(4,118)		(9,177)		(8,021)
Impact of 7% Series A preferred stock redemption		-		(1,823)		-		(1,823)
Impact of 6% Series B preferred stock redemption		-		-		(4,156)		-
Excise tax on preferred stock redemption		-		-		(1,215)		-
Balance end of period		1,392,136		1,200,778		1,392,136		1,200,778

Accumulated Other Comprehensive Loss
Balance beginning of period		(77)		(1,173)		(133)		(2,488)
Other comprehensive (loss) income		(170)		663		(114)		1,978
Balance end of period		(247)		(510)		(247)		(510)

Total shareholders' equity		$2,184,632		$1,888,147		$2,184,632		$1,888,147

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2025 and 2024

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Operating activities:
Net income	$96,220	$163,447
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,540	1,471
Provision for credit losses	60,754	14,691
Loss on sale of securities	—	108
Gain on sale of loans	(34,961)	(20,524)
Proceeds from sales of loans	18,150,631	11,889,091
Loans and participations originated and purchased for sale	(18,254,897)	(12,260,927)
Proceeds from sale of low-income housing tax credits	9,777	27,564
Purchases of low-income housing tax credits for sale	(22,987)	(32,106)
Change in servicing rights for paydowns and fair value adjustments	5,550	(14,392)
Net change in:
Mortgage loans in process of securitization	25,779	(98,645)
Other assets and receivables	(14,219)	(8,493)
Other liabilities	(1,865)	5,592
Other	5,564	470
Net cash provided by (used in) operating activities	26,886	(332,653)
Investing activities:
Net change in securities purchased under agreements to resell	20	45
Purchases of securities available for sale	(344,503)	(302,783)
Purchases of securities held to maturity	—	(155,268)
Purchases of mortgage servicing rights	(70)	—
Proceeds from the sale of securities available for sale	—	9,983
Proceeds from calls, maturities and paydowns of securities available for sale	391,790	382,840
Proceeds from calls, maturities and paydowns of securities held to maturity	116,573	68,376
Purchases of loans	(30,408)	(68,468)
Net change in loans receivable	(503,358)	(745,744)
Proceeds from loans held for sale previously classified as loans receivable	386,604	1,600
Purchase of FHLB stock	(46)	(19,316)
Proceeds from sale of FHLB stock	—	395
Purchases of premises and equipment	(11,358)	(7,590)
Purchase of limited partnership interests	(35,210)	(10,488)
Net cash paid on sale of branches	—	(170,594)
Other investing activities	2,737	4,839
Net cash used in investing activities	(27,229)	(1,012,173)
Financing activities:
Net change in deposits	577,652	1,085,442
Proceeds from borrowings	141,830,587	47,606,878
Repayment of borrowings	(142,197,028)	(47,404,262)
Proceeds from notes payable	—	3,592
Proceeds from issuance of common stock	—	97,655
Payment of credit linked notes	(10,605)	(11,529)
Repurchase of preferred stock	—	(52,045)
Dividends	(29,708)	(24,445)
Net cash provided by financing activities	170,898	1,301,286
Net Change in Cash and Cash Equivalents	170,555	(43,540)
Cash and Cash Equivalents, Beginning of Period	476,610	584,422
Cash and Cash Equivalents, End of Period	$647,165	$540,882
Supplemental Cash Flows Information:
Interest paid	$344,939	$371,467
Income taxes paid, net of refunds	41,093	46,043
Change in payable for limited partnership interest of LLCs	2,752	—
Change in ROU assets due to lease renegotiation	—	(1,063)
Investments received in securitization of loans sold	3,583	—
Liabilities accrued for additions in premises and equipment	2,627	—
Beneficial interests received in exchange for LIHTC's sold	4,227	—
Liabilities accrued for excise tax on preferred stock repurchase	1,215	—
Change in prepaid assets for preferred stock repurchase	125,000	—
Deposits received upon loan origination	189,206	—
Transfer of loans from loans held for sale to loans receivable	18,429	47,850
Transfer of loans from loans receivable to loans held for sale	386,604	1,600

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

The accompanying unaudited condensed consolidated balance sheets of the Company as of December 31, 2024, which has been derived from audited consolidated financial statements, and unaudited condensed consolidated financial statements of the Company as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024, were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company as of and for the year ended December 31, 2024 in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report on Form 10-K.

All adjustments, which are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported, have been included in the accompanying unaudited condensed consolidated financial statements. All interim amounts have not been audited and the results of operations for the three and six months ended June 30, 2025, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of and for the period ended June 30, 2025 and 2024 include results from the Company, and its wholly owned subsidiaries, Merchants Bank, FMBI (until its branches were sold and its bank charter merged into Merchants Bank on January 26, 2024), and MAM. Also included are Merchants Bank’s primary operating subsidiaries, MCC, MCS, and MCI, as well as all direct and indirectly owned subsidiaries owned by Merchants Bancorp.

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

The Company holds a variable interest in an investment for which it is the primary beneficiary, and its results have been consolidated in all periods presented. Additionally, the Company has certain variable interest investments that it was deemed not to be a primary beneficiary of as of June 30, 2025 and December 31, 2024. These VIEs are not consolidated and the equity method or proportional amortization method of accounting has been applied. The Company will analyze whether the primary beneficiary designation has changed through triggering events on a prospective basis. Changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment. See Note 8: Variable Interest Entities (VIEs) for additional information about VIEs.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Restricted Cash

Included in cash equivalents is an account restricted as collateral for the potential risk of loss on senior credit linked notes issued by the Company in March 2023. The balance of the notes as of June 30, 2025 and December 31, 2024 was $76.9 million and $87.6 million, respectively. As of June 30, 2025 and December 31, 2024, there was $43.8 million and $33.5 million, respectively, in restricted cash held in a separate account included in the total of interest-earning demand accounts on the unaudited condensed consolidated balance sheets. Also see Note 10: Borrowings.

Reclassifications

Certain reclassifications have been made to the 2024 financial statements to conform to the financial statement presentation as of and for the three and six months ended June 30, 2025. These reclassifications had no effect on net income.

Other

The Company and its subsidiaries can be parties to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the contingent liabilities, if any, arising from such proceedings and claims will not be material to the Company’s consolidated financial position or results of operations.

Recent Accounting Pronouncements

The Company continually monitors for potential accounting standards updates and SEC releases. The following updates and releases have been deemed to have the most applicability to the Company’s financial statements:

FASB ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued an ASU that will require public business entity’s disclosures to include an enhanced tabular tax rate reconciliation. The update will also require all public entities disclose income tax expense and taxes paid broken down by federal, state, and foreign with a disaggregation for jurisdictions that exceed 5% of income for taxes paid.

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

The updates in ASU 2024-03 are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. An entity may apply the ASU on a prospective basis to financial statements for annual periods beginning after the effective date. The Company is continuing to evaluate the impact of adopting this new guidance.

Note 2:   Investment Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities available for sale and held to maturity were as follows:

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available for sale:
Treasury notes	$70,125	$4	$27	$70,102
Federal Agencies	260,000	9	310	259,699
Mortgage-backed - Government Agency (2) - multi-family	3,580	—	—	3,580
Mortgage-backed - Non-Agency - residential - fair value option (1)	407,539	—	—	407,539
Mortgage-backed - Agency - residential - fair value option (1)	195,423	—	—	195,423
Total securities available for sale	$936,667	$13	$337	$936,343
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$550,912	$—	$1,479	$549,433
Mortgage-backed - Non-Agency - residential	491,090	1,692	133	492,649
Mortgage-backed - Non-Agency - healthcare	494,439	3	—	494,442
Mortgage-backed - Agency - multi-family	11,770	—	769	11,001
Total securities held to maturity	$1,548,211	$1,695	$2,381	$1,547,525

FHLB and other equity securities (3)	$217,850
(1)	Fair value option securities represent securities which the Company has elected to carry at fair value with changes in the fair value recognized in earnings as they occur.
(2)	Agency includes government sponsored entities, such as Fannie Mae, Freddie Mac, Ginnie Mae, FHLB and FCB.
(3)	The Company reports the carrying value utilizing the measurement alternative election, reflecting any impairments or other adjustments if observable price changes occur for identical or similar investments of the same issuer.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available for sale:
Treasury notes	$89,898	$108	$—	$90,006
Federal Agencies	253,218	—	282	252,936
Mortgage-backed - Government Agency (2) - multi-family	1,162	—	—	1,162
Mortgage-backed - Non-Agency - residential - fair value option (1)	430,779	—	—	430,779
Mortgage-backed - Agency - residential - fair value option (1)	205,167	—	—	205,167
Total securities available for sale	$980,224	$108	$282	$980,050
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$592,053	$—	$1,162	$590,891
Mortgage-backed - Non-Agency - residential	526,242	1,871	75	528,038
Mortgage-backed - Non-Agency - healthcare	534,538	374	—	534,912
Mortgage-backed - Agency - multi-family	11,853	—	1,020	10,833
Total securities held to maturity	$1,664,686	$2,245	$2,257	$1,664,674

FHLB and other equity securities (3)	$217,804
(1)	Fair value option securities represent securities which the Company has elected to carry at fair value with changes in the fair value recognized in earnings as they occur.
(2)	Agency includes government sponsored entities, such as Fannie Mae, Freddie Mac, Ginnie Mae, FHLB, and FCB.
(3)

The Company reports the carrying value utilizing the measurement alternative election, reflecting any impairments or other adjustments if observable price changes occur for identical or similar investments of the same issuer.

Accrued interest on securities available for sale totaled $5.3 million at June 30, 2025 and $4.9 million at December 31, 2024, and is excluded from the estimate of credit losses.

Accrued interest on securities held to maturity totaled $4.7 million at June 30, 2025 and $5.8 million at December 31, 2024, and is excluded from the estimate of credit losses.

The amortized cost and fair value of securities available for sale at June 30, 2025 and December 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Securities available for sale:
Within one year	$70,125	$70,102	$89,898	$90,006
After one through five years	260,000	259,699	253,218	252,936
	330,125	329,801	343,116	342,942
Mortgage-backed - Agency - multi-family	3,580	3,580	1,162	1,162
Mortgage-backed - Non-Agency residential - fair value option	407,539	407,539	430,779	430,779
Mortgage-backed - Agency - residential - fair value option	195,423	195,423	205,167	205,167
	$936,667	$936,343	$980,224	$980,050
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$550,912	$549,433	$592,053	$590,891
Mortgage-backed - Non-Agency - residential	491,090	492,649	526,242	528,038
Mortgage-backed - Non-Agency - healthcare	494,439	494,442	534,538	534,912
Mortgage-backed - Agency - multi-family	11,770	11,001	11,853	10,833
	$1,548,211	$1,547,525	$1,664,686	$1,664,674

During the three and six months ended June 30, 2025, no securities available for sale were sold. During the three months ended June 30, 2024, no securities available for sale were sold. During the six months ended June 30, 2024, the Company received proceeds of $10.0 million and recognized a net loss of $108,000 from sales of securities available for sale, which consisted of $10,000 in gains and $118,000 of losses.

The following tables show the Company’s gross unrealized losses and fair value of the Company’s investment securities with unrealized losses for which an ACL has not been recorded, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025 and December 31, 2024:

	June 30, 2025
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Securities available for sale:
Treasury notes	$26,900	$27	$—	$—	$26,900	$27
Federal Agencies	234,690	310	—	—	234,690	310
	$261,590	$337	$—	$—	$261,590	$337

December 31, 2024
12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

(In thousands)
Securities available for sale:
Federal Agencies	$252,936	$282	$—	$—	$252,936	$282

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Allowance for Credit Losses

For securities available for sale with an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. Any expected loss that is not credit-related is recognized in accumulated other comprehensive loss, net of tax. Credit-related expected losses are recognized as an ACL for securities available for sale on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Accrued interest receivable is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company expects, or is required, to sell a security available for sale before recovering its amortized cost basis, the entire expected credit loss amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation.

In evaluating securities available for sale in unrealized loss positions for credit losses and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized losses on the Company’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. There were no credit-related factors underlying unrealized losses on available for sale debt securities at June 30, 2025 and December 31, 2024.

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

For non-Agency mortgage-backed senior securities, qualitative factors are evaluated, including the timeliness of principal and interest payments under the contractual terms of the securities, as well as the investment ratings assigned to the securities by third parties and their qualification to be pledged to FHLB as collateral. In the event credit stress in the underlying loans is identified in any single security, risk grades and collateral values are evaluated to determine whether the bank has exposure to credit losses.

The Company has a held to maturity mortgage-backed security with an amortized cost value of $550.9 million and fair value of $549.4 million at June 30, 2025, acquired via a mortgage securitization transaction facilitated by the Company, which has experienced delinquencies in some of the underlying loans. The underlying loans in the securitization have an average loan-to-value ratio of 61%. Additionally, the security is a senior tranche that has credit protection from the first 14.4% of losses. The company continues to receive timely interest payments on this security, which is current as of June 30, 2025. The asset is not expected to have credit losses based on the loan-to-value of the underlying loans, its credit protection and expected cash flows. However, given the delinquencies on some of the underlying loans, the Company has classified the security as Special Mention as of June 30, 2025. All other securities held to maturity were classified as Pass as of June 30, 2025. All securities held to maturity were classified as Pass as of December 31, 2024. No allowance for credit losses were recorded for this, or any other non-agency security, as of June 30, 2025 and December 31, 2024.

Note 3:   Mortgage Loans in Process of Securitization

Mortgage loans in process of securitization are recorded at fair value with changes in fair value recorded in earnings. These include multi-family rental real estate loan originations to be sold as Ginnie Mae mortgage-backed

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

securities and Fannie Mae and Freddie Mac participation certificates, all of which are pending settlement under firm investor commitments to purchase the securities, typically occurring within 30 days. The aggregate positive fair value adjustment recorded in mortgage loans in process of securitization was $3.0 million and $4.1 million as of June 30, 2025 and December 31, 2024, respectively.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest separately from the related loan balance on the unaudited condensed consolidated balance sheets. Accrued interest on loans totaled $47.5 million and $51.9 million at June 30, 2025 and December 31, 2024, respectively.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Loan Portfolio Summary

Loans receivable at June 30, 2025 and December 31, 2024 include:

	June 30,	December 31,
	2025	2024

	(In thousands)
Mortgage warehouse repurchase agreements	$1,843,742	$1,446,068
Residential real estate(1)	988,783	1,322,853
Multi-family financing	4,833,548	4,624,299
Healthcare financing	1,442,095	1,484,483
Commercial and commercial real estate(2)(3)	1,328,765	1,476,211
Agricultural production and real estate	82,425	77,631
Consumer and margin loans	4,570	6,843
Loans Receivable	10,523,928	10,438,388
Less:
ACL-Loans	91,811	84,386

Loans Receivable, net	$10,432,117	$10,354,002

(1)	Includes $0.8 billion and $1.2 billion of All-in-One© first-lien home equity lines of credit at June 30, 2025 and December 31, 2024, respectively.

(2)	Includes $0.8 billion and $0.9 billion revolving lines of credit collateralized primarily by single-family mortgage servicing rights as of June 30, 2025 and December 31, 2024, respectively.

(3)	Includes only $19.8 million and $18.7 million of non-owner occupied commercial real estate as of June 30, 2025 and December 31, 2024, respectively.

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

Residential Real Estate Loans (RES RE): Real estate loans are secured primarily by owner-occupied one-to-four family residences. Repayment of residential real estate loans is primarily dependent on the personal income and assets of the borrowers. Credit risk for these loans is driven by those factors, as well as the credit rating of the borrowers and property values. In addition to loans originated for sale, and some loans held for investment, included in this segment are All-in-One© first-lien HELOC products that integrate a borrower’s mortgage and deposit account into a single facility and have typically carried a base interest rate of One-Year CMT, plus a margin. New originations are tied to 30-day SOFR, plus a margin.

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

Commercial Lending and Commercial Real Estate Loans (CML & CRE): The commercial lending and commercial real estate portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions, as well as loans to commercial customers to finance land and improvements. It also includes lines of credit collateralized by mortgage servicing rights that are assessed for fair value quarterly at the Company’s request. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations. SBA loans are included in this category. An immaterial portion of commercial and commercial real estate loans are typically made up of non-owner occupied commercial real estate loans.

Agricultural Production and Real Estate Loans (AG & AGRE): Agricultural production loans are generally comprised of seasonal operating lines of credit to grain farmers to plant and harvest corn and soybeans and term loans to fund the purchase of equipment. The Company also offers long-term financing to purchase agricultural real estate. Specific underwriting standards have been established for agricultural-related loans including the establishment of projections for each operating-year based on industry-developed estimates of farm input costs and expected commodity yields and prices. Operating lines are typically written for one year and secured by the crop and other farm assets as considered necessary. The Company is approved to sell agricultural loans in the secondary market through Farmer Mac and uses this relationship to manage interest rate risk within the portfolio. Agricultural real estate loans included in this segment are typically structured with a one-year ARM, three-year ARM or five-year ARM indexed to CMT and a margin. Agriculture production, livestock, and equipment loans are structured with variable rates that are indexed to prime or fixed for terms not exceeding five years.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present, by loan portfolio segment, the activity in the ACL-Loans for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$3,747	$6,145	$53,416	$9,127	$10,295	$608	$75	$83,413
Provision for credit losses	1,167	(1,634)	48,364	4,714	1,822	29	(1)	54,461
Loans charged to the allowance	—	—	(38,309)	(7,497)	(257)	—	—	(46,063)
Recoveries of loans previously charged-off	—	—	—	—	—	—	—	—
Balance, end of period	$4,914	$4,511	$63,471	$6,344	$11,860	$637	$74	$91,811

	Three Months Ended June 30, 2024
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$3,022	$6,905	$28,664	$24,587	$11,990	$450	$94	$75,712
Provision for credit losses	594	(595)	9,097	(1,065)	702	39	(19)	8,753
Loans charged to the allowance	—	—	(3,349)	—	(103)	—	—	(3,452)
Recoveries of loans previously charged-off	—	13	—	—	2	—	—	15
Balance, end of period	$3,616	$6,323	$34,412	$23,522	$12,591	$489	$75	$81,028

The Company recorded a total provision for credit losses of $53.0 million for the three months ended June 30, 2025. The $53.0 million total provision for credit losses consisted of $54.5 million for the ACL-Loans as shown above, net of $1.1 million for the ACL-OBCE’s and $0.4 million for the release of reserves on the ACL-Guarantees, related to a loan securitization.

The Company recorded a total provision for credit losses of $10.0 million for the three months ended June 30, 2024. The $10.0 million total provision for credit losses consisted of $8.8 million for the ACL-Loans as shown above and $1.2 million for the ACL-OBCE’s.

	Six Months Ended June 30, 2025
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$3,816	$5,942	$55,126	$8,562	$10,293	$539	$108	$84,386
Provision for credit losses	1,098	(1,431)	57,048	5,279	1,909	98	(34)	63,967
Loans charged to the allowance	—	—	(48,703)	(7,497)	(370)	—	—	(56,570)
Recoveries of loans previously charged-off	—	—	—	—	28	—	—	28
Balance, end of period	$4,914	$4,511	$63,471	$6,344	$11,860	$637	$74	$91,811

	Six Months Ended June 30, 2024
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$2,070	$7,323	$26,874	$22,454	$12,243	$619	$169	$71,752
FMBI's ACL for loans sold	—	(55)	(186)	(2)	(92)	(246)	(12)	(593)
Provision for credit losses	1,546	(958)	11,073	1,070	1,465	116	(82)	14,230
Loans charged to the allowance	—	—	(3,349)	—	(1,028)	—	—	(4,377)
Recoveries of loans previously charged-off	—	13	—	—	3	—	—	16
Balance, end of period	$3,616	$6,323	$34,412	$23,522	$12,591	$489	$75	$81,028

The Company recorded a total provision for credit losses of $60.8 million for the six months ended June 30, 2025. The $60.8 million total provision for credit losses consisted of $64.0 million for the ACL-Loans as shown above,

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

net of $2.8 million for the ACL-OBCE’s and $0.4 million for the release of reserves on the ACL-Guarantees, related to a loan securitization.

The Company recorded a total provision for credit losses of $14.7 million for the six months ended June 30, 2024. The $14.7 million total provision for credit losses consisted of $14.2 million for the ACL-Loans as shown above, $1.1 million for the ACL-OBCE’s, net of $0.6 million for the release of FMBI’s ACL-Loans for loans sold.

The following table presents, by loan portfolio segment, the activity in the ACL-Loans, for the year-ended December 31, 2024:

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

The Company recorded a total provision for credit losses of $24.3 million for the year ended December 31, 2024. The $24.3 million provision for credit losses consisted of $23.7 million for the ACL-Loans as shown above, $2.2 million for the ACL-OBCEs, net of $1.0 million for the release of reserves on ACL-Guarantees, related to a loan securitization and $0.6 million for the release of FMBI’s ACL-Loans for loans sold.

The table below presents the amortized cost basis and ACL-Loans allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL-Loans Allocation

	(In thousands)
RES RE	$7,964	$—	$—	$7,964	$39
MF FIN	294,206	—	693	294,899	30,324
HC FIN	103,288	—	—	103,288	454
CML & CRE	8,813	1,447	1,060	11,320	2,226
AG & AGRE	181	5	—	186	2
Total collateral dependent loans	$414,452	$1,452	$1,753	$417,657	$33,045

There were no significant changes to the types of collateral securing the Company’s collateral dependent loans compared to December 31, 2024.

	December 31, 2024
	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL-Loans Allocation

	(In thousands)
RES RE	$6,153	$—	$—	$6,153	$31
MF FIN	227,054	—	693	227,747	22,265
HC FIN	73,225	—	—	73,225	2,569
CML & CRE	8,125	1,447	629	10,201	358
AG & AGRE	—	6	—	6	1
Total collateral dependent loans	$314,557	$1,453	$1,322	$317,332	$25,224

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

Substandard - Loans classified as Substandard are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. When a loan in the form of a line of credit is downgraded to Substandard, it is evaluated for credit losses and future draws under the line of credit require the approval of an officer of Senior Credit Officer or above.

Doubtful - Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal risk rating category and origination year as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	TOTAL

	(In thousands)
MTG WHRA
Pass	$—	$—	$—	$—	$—	$—	$1,843,742	$1,843,742
Total	$—	$—	$—	$—	$—	$—	$1,843,742	$1,843,742
RES RE
Pass	$24,996	$39,767	$28,692	$7,458	$5,152	$23,199	$851,555	$980,819
Substandard	—	—	—	22	—	129	7,813	7,964
Total	$24,996	$39,767	$28,692	$7,480	$5,152	$23,328	$859,368	$988,783
MF FIN
Pass	$726,822	$774,109	$320,907	$222,274	$41,803	$11,004	$2,336,075	$4,432,994
Special Mention	59,903	17,000	—	23,934	—	235	4,583	105,655
Substandard	13,545	14,601	160,419	78,486	—	—	27,848	294,899
Total	$800,270	$805,710	$481,326	$324,694	$41,803	$11,239	$2,368,506	$4,833,548
Charge-offs	$—	$—	$10,135	$34,917	$—	$3,651	$—	$48,703
HC FIN
Pass	$540,046	$78,920	$112,643	$241,655	$—	$—	$306,548	$1,279,812
Special Mention	17,368	30,237	—	5,450	—	—	5,940	58,995
Substandard	—	42,521	25,600	9,000	20,317	—	5,850	103,288
Total	$557,414	$151,678	$138,243	$256,105	$20,317	$—	$318,338	$1,442,095
Charge-offs	$—	$—	$—	$—	$5,296	$2,201	$—	$7,497
CML & CRE
Pass	$38,225	$52,569	$46,200	$103,145	$36,693	$29,685	$1,004,155	$1,310,672
Special Mention	3,310	—	442	1,616	1,283	47	75	6,773
Substandard	—	447	148	637	8,988	26	1,074	11,320
Total	$41,535	$53,016	$46,790	$105,398	$46,964	$29,758	$1,005,304	$1,328,765
Charge-offs	$—	$—	$147	$110	$113	$—	$—	$370
AG & AGRE
Pass	$8,813	$16,263	$7,264	$4,688	$2,858	$20,482	$21,782	$82,150
Special Mention	89	—	—	—	—	—	—	89
Substandard	—	—	5	181	—	—	—	186
Total	$8,902	$16,263	$7,269	$4,869	$2,858	$20,482	$21,782	$82,425
CON & MAR
Pass	$80	$250	$33	$11	$3	$—	$4,193	$4,570
Total	$80	$250	$33	$11	$3	$—	$4,193	$4,570

Total Pass	$1,338,982	$961,878	$515,739	$579,231	$86,509	$84,370	$6,368,050	$9,934,759
Total Special Mention	$80,670	$47,237	$442	$31,000	$1,283	$282	$10,598	$171,512
Total Substandard	$13,545	$57,569	$186,172	$88,326	$29,305	$155	$42,585	$417,657
Total Loans	$1,433,197	$1,066,684	$702,353	$698,557	$117,097	$84,807	$6,421,233	$10,523,928
Total Charge-offs	$—	$—	$10,282	$35,027	$5,409	$5,852	$—	$56,570

The table above excludes two multi-family loans, rated as Special Mention, totaling $41.6 million and classified as held for sale at June 30, 2025. The Company did not have any material revolving loans converted to term loans that were not re-underwritten at June 30, 2025.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	TOTAL

	(In thousands)
MTG WHRA
Pass	$—	$—	$—	$—	$—	$—	$1,446,068	$1,446,068
Total	$—	$—	$—	$—	$—	$—	$1,446,068	$1,446,068
RES RE
Pass	$40,363	$30,750	$8,212	$6,181	$18,712	$6,210	$1,206,272	$1,316,700
Substandard	—	—	22	—	—	203	5,928	6,153
Total	$40,363	$30,750	$8,234	$6,181	$18,712	$6,413	$1,212,200	$1,322,853
MF FIN
Pass	$1,028,288	$518,320	$419,723	$66,787	$5,460	$10,456	$2,109,707	$4,158,741
Special Mention	88,337	77,700	57,679	—	—	238	13,857	237,811
Substandard	18,884	105,553	76,093	2,550	—	—	24,667	227,747
Total	$1,135,509	$701,573	$553,495	$69,337	$5,460	$10,694	$2,148,231	$4,624,299
Charge-offs	$—	$870	$4,412	$—	$—	$—	$—	$5,282
HC FIN
Pass	$460,259	$112,223	$466,393	$—	$—	$—	$234,316	$1,273,191
Special Mention	32,547	—	8,900	—	—	—	96,620	138,067
Substandard	13,961	25,600	—	25,363	—	—	8,301	73,225
Total	$506,767	$137,823	$475,293	$25,363	$—	$—	$339,237	$1,484,483
Charge-offs	$—	$—	$—	$3,095	$—	$—	$—	$3,095
CML & CRE
Pass	$52,323	$45,999	$107,451	$48,903	$16,264	$18,216	$1,172,763	$1,461,919
Special Mention	—	—	2,331	1,633	—	52	75	4,091
Substandard	40	150	110	8,835	—	41	1,025	10,201
Total	$52,363	$46,149	$109,892	$59,371	$16,264	$18,309	$1,173,863	$1,476,211
Charge-offs	$—	$—	$253	$982	$—	$975	$—	$2,210
AG & AGRE
Pass	$17,328	$7,373	$4,676	$3,170	$8,790	$13,705	$22,583	$77,625
Substandard	—	6	—	—	—	—	—	6
Total	$17,328	$7,379	$4,676	$3,170	$8,790	$13,705	$22,583	$77,631
CON & MAR
Pass	$326	$75	$18	$9	$—	$4,151	$2,264	$6,843
Total	$326	$75	$18	$9	$—	$4,151	$2,264	$6,843

Total Pass	$1,598,887	$714,740	$1,006,473	$125,050	$49,226	$52,738	$6,193,973	$9,741,087
Total Special Mention	$120,884	$77,700	$68,910	$1,633	$—	$290	$110,552	$379,969
Total Substandard	$32,885	$131,309	$76,225	$36,748	$—	$244	$39,921	$317,332
Total Loans	$1,752,656	$923,749	$1,151,608	$163,431	$49,226	$53,272	$6,344,446	$10,438,388
Total Charge-offs	$—	$870	$4,665	$4,077	$—	$975	$—	$10,587

The table above excludes one multi-family loan, rated as Special Mention, totaling $17.4 million and classified as held for sale at December 31, 2024. The Company did not have any material revolving loans converted to term loans that were not re-underwritten at December 31, 2024.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Delinquent Loans

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(Dollars in thousands)
MTG WHRA	$—	$—	$—	$—	$1,843,742	$1,843,742
RES RE	4,720	90	6,279	11,089	977,694	988,783
MF FIN	11,370	—	174,926	186,296	4,647,252	4,833,548
HC FIN	16,101	—	61,416	77,517	1,364,578	1,442,095
CML & CRE	—	70	4,032	4,102	1,324,663	1,328,765
AG & AGRE	—	—	5	5	82,420	82,425
CON & MAR	—	—	—	—	4,570	4,570
	$32,191	$160	$246,658	$279,009	$10,244,919	$10,523,928
	—%	—%	3%	3%	97%	100%

The Company did not have any loans classified as held for sale that were past due as of June 30, 2025.

	December 31, 2024
	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(Dollars in thousands)
MTG WHRA	$—	$—	$—	$—	$1,446,068	$1,446,068
RES RE	1,294	3,797	2,339	7,430	1,315,423	1,322,853
MF FIN	8,497	11,148	201,508	221,153	4,403,146	4,624,299
HC FIN	—	—	59,264	59,264	1,425,219	1,484,483
CML & CRE	596	688	3,047	4,331	1,471,880	1,476,211
AG & AGRE	73	—	12	85	77,546	77,631
CON & MAR	—	—	—	—	6,843	6,843
	$10,460	$15,633	$266,170	$292,263	$10,146,125	$10,438,388
	—%	—%	3%	3%	97%	100%

The table above excludes one multi-family loan of $30.1 million and two residential real estate loans totaling $2.1 million, 30-59 days past due, and one residential real estate loan of $0.1 million, 90+ days past due, classified as held for sale at December 31, 2024.

Nonperforming Loans and Assets

Nonaccrual loans, including modified loans to borrowers experiencing financial difficulty that have not met the six-month minimum performance criterion, are reported as nonperforming loans. For all loan classes, it is the Company’s policy to have any modified loans which are on nonaccrual status prior to being modified, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is doubtful under the terms of the loan agreement. Generally, this is at 90 days or more past due. Interest income of $0 and $0.1 million for the three and six months ended June 30, 2025, respectively, and $0.9 million for both the three and six months ended June 30, 2024, was recognized on nonaccrual financial assets at the time of payoff.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s nonperforming loans and nonperforming assets at June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing

	(In thousands)
RES RE	$7,835	$129	$6,154	$—
MF FIN	177,530	585	201,508	—
HC FIN	61,416	—	69,001	—
CML & CRE	4,032	—	3,047	—
AG & AGRE	5	—	6	6
CON & MAR	—	—	—	—
	$250,818	$714	$279,716	$6

The Company did not have any loans classified as held for sale on nonaccrual or past due as of June 30, 2025. The table above excludes one residential real estate loan, classified as held for sale, on nonaccrual at December 31, 2024, totaling $0.1 million.

The Company did not have any nonaccrual loans without an estimated ACL at June 30, 2025 or December 31, 2024.

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

The following tables present the amortized cost basis of loans at June 30, 2025 and June 30, 2024 that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2025 and June 30, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

		Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
	Payment Delay	Term Extension	Combination - Term Extension and Payment Delay	Total Class of Financing Receivable	% of Total Class of Financing Receivable	Payment Delay	Term Extension	Combination - Term Extension and Payment Delay	Total Class of Financing Receivable	% of Total Class of Financing Receivable

	(In thousands)						(In thousands)
MF FIN	$—	$25,425	$—	$25,425	1%	$—	$25,425	$40,361	$65,786	1%
CML & CRE	—	—	—	—	—	—	—	177	177	—
Total	$—	$25,425	$—	$25,425	1%	$—	$25,425	$40,538	$65,963	1%

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30, 2024					Six Months Ended June 30, 2024
	Payment Delay	Term Extension	Combination - Term Extension and Payment Delay	Total Class of Financing Receivable	% of Total Class of Financing Receivable	Payment Delay	Term Extension	Combination - Term Extension and Payment Delay	Total Class of Financing Receivable	% of Total Class of Financing Receivable

	(In thousands)						(In thousands)
MF FIN	$35,137	$42,452	$—	$77,589	2%	$35,137	$42,452	$—	$77,589	2%
HC FIN	—	4,240	—	4,240	—%	—	4,240	—	4,240	—%
Total	$35,137	$46,692	$—	$81,829	1%	$35,137	$46,692	$—	$81,829	1%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty. Loans with risk classifications of Pass and Special Mention were part of the pooled loan ACL analysis. Loans classified as Substandard or worse were individually evaluated for credit losses and specific reserves were established, if applicable. During the three and six months ended June 30, 2025, there were no specific reserves recorded on troubled loan modifications disclosed herein. The Company has committed to lend no additional amounts to the borrowers included in the table below.

Three Months Ended June 30, 2025
	Term Extension	Combination - Term Extension and Forbearance
Loan Type	Financial Effect	Financial Effect
MF FIN	Added a weighted average 7 months.

Six Months Ended June 30, 2025
	Term Extension	Combination - Term Extension and Forbearance
Loan Type	Financial Effect	Financial Effect
MF FIN	Added a weighted average 7 months.	Term extension and forbearance added a weighted average of 6 months.
CML & CRE		Term extension added a weighted average of 61 months and forbearance added a weighted average of 12 months.

Three Months Ended June 30, 2024
	Term Extension	Payment Delay
Loan Type	Financial Effect	Financial Effect
MF FIN	Added a weighted average 28 months.	Forbearance average of 7 months.
HC FIN	Added a weighted average 12 months.

Six Months Ended June 30, 2024
	Term Extension	Payment Delay
Loan Type	Financial Effect	Financial Effect
MF FIN	Added a weighted average 28 months.	Forbearance average of 7 months.
HC FIN	Added a weighted average 12 months.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months as of June 30, 2025:

		30 - 89 Days	90+ Days	Total
	Current	Past Due	Past Due	Loans

	(In thousands)
MF FIN	$58,088	$—	$7,698	$65,786
HC FIN	—	—	9,649	9,649
CML & CRE	177	—	—	177
Total	$58,265	$—	$17,347	$75,612

Multi-family loans totaling $9.6 million that had prior forbearance modifications defaulted during the three and six months ended June 30, 2025.

Immaterial Revision of Prior Period Footnote Disclosures Regarding Troubled Loan Modifications

The Company revised amounts reported in the previously issued Form 10-Q for the period end June 30, 2024 related to TLMs in the above notes to the unaudited condensed consolidated financial statements due to incorrectly classifying eight loans totaling $104.6 million as TLMs that did not meet the Company’s definition of a TLM. For comparative purposes, the Company has made a revision to the applicable prior period notes in this section to reflect this correction. The impacts of the misclassification and subsequent revisions are contained entirely within these disclosures and had no impact to the unaudited condensed consolidated financial statements for the period ended June 30, 2024. The effect of this error was evaluated by the Company in accordance with SEC Staff Accounting Bulletins No. 99 and 108 and, based upon quantitative and qualitative factors, determined that the errors were not material to the previously issued financial statements and disclosures.

Foreclosures

There were $2.6 million in residential loans in the process of foreclosure as of June 30, 2025 and there were $1.9 million in process of foreclosure as of December 31, 2024.

Significant Loan Sales

On June 5, 2025, the Company completed a $373.3 million securitization of 18 multi-family mortgage loans through a Freddie Mac-sponsored Q-Series transaction. The transfer of these loans was accounted for as a sale for financial reporting purposes, in accordance with ASC 860, and a $5.9 million gain on sale was recognized. The Company was retained as the mortgage sub-servicer for Freddie Mac on the entire $373.3 million pool of loans. Beyond sub-servicing the loans, the Company’s ongoing involvement in this transaction is limited to customary obligations of loan sales, including any material breach in representation. In connection with this transaction, a mortgage servicing right of $1.6 million was established.

On June 27, 2025, the Company completed a $312.1 million sale of All-in-One©, first-lien home equity lines of credit through a sale to a related third party. The transfer of these loans was accounted for as a sale for financial reporting purposes, in accordance with ASC 860, and a $2.2 million gain on sale was recognized. The Company was retained as the mortgage sub-servicer on the entire $312.1 million pool of loans. Beyond sub-servicing the loans, the Company’s ongoing involvement in this transaction is limited to customary obligations of loan sales, including any material breach in representation. No mortgage servicing right was established in connection with this transaction.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Loans Purchased

The Company purchased $30.4 million and $68.5 million of loans during the six months ended June 30, 2025 and 2024, respectively.

Loan Guarantees

The Company issues instruments, in the normal course of business with customers, that are considered financial guarantees. Standby letters of credit guarantees are issued in connection with agreements made by customers to counterparties. Standby letters of credit are contingent upon failure of the customer to perform the terms of the underlying contract. Credit risk associated with the standby letters of credit is essentially the same as that associated with extending loans to customers and is subject to normal credit policies. The terms of these standby letters of credit range from less than one to eight years. These commitments are not recorded in the unaudited condensed consolidated financial statements. The total for these guarantees at June 30, 2025 and December 31, 2024 was $178.1 million and $204.7 million, respectively.

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

		June 30, 2025		December 31, 2024

		(In thousands)
Investment	Accounting Method	Investment	Unfunded Commitments	Investment	Unfunded Commitments
LIHTC	Proportional amortization	$153,596	$91,904	$123,574	$93,929
LIHTC (1)	Lower of cost or market	45,580	—	56,533	—
LIHTC subtotal		$199,176	$91,904	$180,107	$93,929
Joint Venture	Consolidated	10,937	—	10,937	—
Total		$210,113	$91,904	$191,044	$93,929
(1)	LIHTC projects held for future syndication.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the amortization expense and tax credits recognized for the Company’s low-income housing investments for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Amortization expense	$3,784	$2,305	$7,559	$5,145
Expected tax credits	$4,095	$2,391	$8,369	$5,418

The Company serves as a general partner for several syndicated low-income housing tax credit funds that are owned by one investor, holding 99.99% of the funds, as a limited partner. The Company, as general partner, provided services during 2024 and prior years, such as formation of the funds and identifying or acquiring tax credit investments, for which it expects to receive fees in the future, up to approximately $19.3 million. The amount of payments to be received as the general partner is contingent upon achieving certain performance obligations, including the stabilization of the properties and delivery of tax credits to the limited partner in the future, which could extend out until 2042. Due to the long-term nature of the agreement, amounts to be received, and the uncertainty of achieving the performance obligation, variable consideration and revenue recognition has been 100% constrained as of June 30, 2025. Revenue recognition will be continuously evaluated as facts and circumstances evolve. The Company has also advanced these LIHTC funds $81.4 million as of June 30, 2025 and $98.8 million as of December 31, 2024 to acquire its LIHTC investment projects, for which it expects repayment over a similar period. These advances have been recorded in other assets on the unaudited condensed consolidated balance sheets.

Note 6: Leases

The Company has operating leases for various locations with terms ranging from one to seven years. Some operating leases include options to extend. The extensions were included in the right-of-use asset if the likelihood of extension was reasonably certain. The Company elected not to separate non-lease components from lease components for its operating leases.

Supplemental balance sheet information related to leases is presented in the table below as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

	(In thousands)
Balance Sheet
Operating lease ROU asset (in other assets)	$7,429	$8,332
Operating lease liability (in other liabilities)	8,325	9,303

Weighted average remaining lease term (years)	4.1	4.6
Weighted average discount rate	3.44%	3.43%

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the components of lease expenses for the three and six months ended June 30, 2025 and 2024. Operating lease expenses are included in occupancy and equipment expense on the unaudited condensed consolidated income statement.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Statement of Income
Components of lease expense:
Operating lease cost	$738	$765	1,432	$1,369

Supplemental cash flow information related to leases is presented in the tables below.

Maturities of lease liabilities:	June 30, 2025
(In thousands)
One year or less	$2,354
Year two	2,273
Year three	1,989
Year four	1,312
Year five	707
Thereafter	299
Total future minimum lease payments	8,934
Less: imputed interest	609
Total	$8,325

	Six Months Ended
	June 30,
	2025	2024

	(In thousands)
Cash Flow Statement
Supplemental cash flow information:
Operating cash flows for operating leases	$1,133	$1,220

Note 7: Other Assets and Receivables

The following items are included in other assets and receivables on the consolidated balance sheets.

Joint Ventures

The Company has investments in various joint ventures totaling $50.9 million and $42.2 million at June 30, 2025 and December 31, 2024, respectively. These investments are primarily made up of investments in debt funds totaling $30.5 million and $31.8 million at June 30, 2025 and December 31, 2024, respectively. The Company was not a primary beneficiary in any of these joint venture investments. Results from the entities are not required to be consolidated and are accounted for under the equity method of accounting. The Company is obligated to make additional investments over the next several years. There was an obligation of $10.0 million and $3.8 million reflected in the investment balance and liabilities at June 30, 2025 and December 31, 2024, respectively. See Note 8: Variable Interest Entities (VIEs) for additional information about VIE’s.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Qualified Affordable Housing

Information regarding qualified affordable housing investments is disclosed elsewhere in Note 5: Qualified Affordable Housing and Other Tax Credits.

Freestanding Credit Enhancements

In December 2024, the Company executed a CDS on a reference pool of warehouse loans with an initial principal balance of $1.2 billion. The initial pool consisted of warehouse participation certificates, classified as loans held for sale, but could include warehouse repurchase agreements, classified as loans receivable. The protected tranche will cover the first 12.5% of losses on the notional amount. Annual CDS premium payments equal 0.8% of the portfolio notional amount and is recorded as noninterest expense. Merchants will continually replenish maturing or non-renewing loans with substantially similar loans subject to mutual agreement of buyer and seller during a replenishment period, subject to a minimum balance of $1.2 billion and a maximum balance of $2.0 billion. The risk transfer agreement has a replenishment period of 36 months but can be extended to a maximum of 48 months.

The CDS is not accounted for as a derivative. A scope exception within ASC 815 – Derivatives and Hedging for certain financial guarantees is utilized, as recovery payments are contingent on the failure of the debtor to pay their past due obligations, which are preconditions to the guarantee. Accordingly, the CDS has been accounted for as a freestanding credit enhancement and does not offset the Company’s estimate of expected credit losses. Therefore, the ACL-loans will continue to be recorded without considering potential recoveries from freestanding credit enhancement contracts. Upon initial execution, there was no CDS recovery asset established because the loans in the pool were participation certificates that were classified as loans held for sale and carry no ACL-loans. When repurchase agreements are in the pool, they are classified as loans receivable, and a CDS recovery asset would be established in other assets, with an equal benefit to CDS recovery income in other noninterest income for the protected portion of the amounts included in the ACL-loans. The recovery asset and recovery income accounts are adjusted as the ACL-loans is adjusted for changes in loss expectations.

As of June 30, 2025 and December 31, 2024, a CDS recovery asset of $445,000 and $0, respectively, was established based on the repurchase agreements included in loans receivable. The total loan pool balances were $2.0 billion and $1.2 billion as of June 30, 2025 and December 31, 2024, respectively.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At June 30, 2025 the Company determined it was not the primary beneficiary for most of its VIEs, primarily because the Company did not have control or the obligation to absorb losses or the rights to receive benefits from the VIE that could potentially be significant to the VIE. Evaluation and reassessment of VIEs for consolidation is performed on an ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing reassessment.

The table below reflects the assets of the VIEs, as well as the maximum exposure to loss in connection with unconsolidated VIEs and liabilities for binding, unfunded commitments at June 30, 2025 and December 31, 2024. The Company’s maximum exposure to loss associated with its unconsolidated VIEs consists of the capital invested plus any unfunded equity commitments. These investments are recorded in other assets and other liabilities on the unaudited condensed consolidated balance sheets. Also included in the maximum loss exposure are loans to VIEs that are included in loans receivable. Although the REMIC trusts are not recognized on the balance sheet, the maximum exposure to loss is the carrying value of the securities acquired as part of the securitization transactions.

	Investments	Loans	Securities	Maximum	Liabilities
Assets	in VIEs	to VIEs	for VIEs	Exposure to Loss	for VIEs

	(In thousands)
June 30, 2025
Low-income housing tax credit investments	$236,005	$343,398	$—	$579,403	$81,606
Debt funds	30,536	241,367	—	271,903	—
Mortgage-backed securitizations (1)	—	21,924	1,536,441	1,558,365	—
Total Unconsolidated VIEs	$266,541	$606,689	$1,536,441	$2,409,671	$81,606
December 31, 2024
Low-income housing tax credit investments	$225,727	$282,584	$—	$508,311	$89,956
Debt funds	31,772	109,480	—	141,252	2,752
Mortgage-backed securitizations (1)	—	23,564	1,652,833	1,676,397	—
Total Unconsolidated VIEs	$257,499	$415,628	$1,652,833	$2,325,960	$92,708
(1)	Amounts include involvement with securitization SPEs where the Company transferred to and/or service loans for an SPE and hold securities issued by that SPE. Values disclosed in the table above represent the Company’s maximum exposure to loss for those securities’ holdings.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9: Deposits

Deposits were comprised of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

	(In thousands)
Noninterest-bearing deposits
Core demand deposits	$315,523	$239,005

Interest-bearing deposits
Demand deposits:
Core demand deposits	$6,066,933	$4,319,512
Brokered demand deposits	250,000	—
Total interest-earning demand deposits	6,316,933	4,319,512
Savings deposits:
Core savings deposits	3,703,270	3,442,111
Brokered savings deposits	358	859
Total savings deposits	3,703,628	3,442,970
Certificates of deposit:
Core certificates of deposits	1,346,630	1,385,270
Brokered certificates of deposits	1,004,121	2,533,219
Total certificates of deposits	2,350,751	3,918,489
Total interest-bearing deposits	12,371,312	11,680,971
Total deposits	$12,686,835	$11,919,976

Total core deposits	$11,432,356	$9,385,898
Total brokered deposits	$1,254,479	$2,534,078
Total deposits	$12,686,835	$11,919,976

Maturities for certificates of deposit are as follows:

June 30, 2025
(In thousands)
Due within one year	$2,294,984
Due in one year to two years	45,459
Due in two years to three years	10,308
Due in three years to four years	—
Due in four years to five years	—
Due in five years to six years	—
$2,350,751

Certificates of deposit of $250,000 or more totaled $671.6 million and $694.8 million at June 30, 2025 and December 31, 2024, respectively.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10: Borrowings

Borrowings comprised the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

	(In thousands)
Federal Reserve discount window borrowings	$175,000	$50,000
Subordinated debt	71,800	71,800
FHLB advances	3,680,588	4,172,030
Credit linked notes, net of debt discount	74,152	84,358
Other borrowings	7,934	7,934
Total borrowings	$4,009,474	$4,386,122

On May 27, 2025, the Company entered into an interest free, fixed-rate community development advance debt agreement with the FHLB. The balance of the advance was $2.5 million as of June 30, 2025, and the full principal balance matures on May 24, 2030.

On June 24, 2025, the Company entered into a new variable-rate debt agreement with the FHLB for an advance that has put and call options attached to it. The balance of the advance was $2.0 billion as of June 30, 2025, and matures on September 22, 2025. The variable interest rate is based on the Federal Funds effective rate, plus 15 basis points, which was 4.48% on June 30, 2025. The FHLB has a put option to cancel the agreement 60 days after the initial execution date and the Company has a call option to cancel the agreement at any time, with one day’s notice.

On June 30, 2025, the Company entered into a new variable-rate debt agreement with the FHLB for an advance that has put and call options attached to it. The balance of the advance was $1.7 billion as of June 30, 2025, and matures on September 29, 2025. The variable interest rate is based on the Federal Funds effective rate, plus 15 basis points, which was 4.48% on June 30, 2025. The FHLB has a put option to cancel the agreement 60 days after the initial execution date and the Company has a call option to cancel the agreement at any time, with one day’s notice.

Note 11: Derivative Financial Instruments

The Company uses non-hedging designated, derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities.

Internal Interest Rate Risk Management

The Company enters into interest rate lock commitments with potential borrowers to fund specific mortgage loans that will be sold into the secondary market and enters into forward contracts for the future delivery of mortgage loans to third party investors. The forward contracts are entered into in order to economically hedge the effect of changes in interest rates resulting from the Company’s commitment to fund the loans. Forward contracts and interest rate lock agreements are accounted for as derivatives at fair value with changes in fair value reflected in other income on the unaudited condensed consolidated statements of income.

Interest rate swaps are also used by the Company to reduce the risk that significant increases in interest rates may have on the value of certain fixed-rate loans held for sale and the respective loan payments received from borrowers. All changes in the fair market value of these interest rate swaps and associated loans held for sale have been

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

included in gain on sale of loans. Any difference between the fixed and floating interest rate components of these transactions have also been included in gain on sale.

The Company entered into a contract containing put options and interest rate floors on securities it acquired from a warehouse customer. These provide protection and offset losses in value of certain securities accounted for under the fair value option. The gain (loss) on the put options is substantially equal and offsetting to the fair market value adjustment of securities available for sale, resulting in an inconsequential net gain or loss in other noninterest income. This helps mitigate interest rate risk and minimizes impacts of market fluctuations on the securities available for sale that the Company elected to account for under the fair value option with changes in fair value reflected in earnings. The Company also entered into interest rate floor contracts with two warehouse loan customers to minimize interest rate risk. All changes in the fair market value of these options and floors have been included in other noninterest income.

Credit Risk Management

In March 2024, the Company entered into a contract as the buyer of credit protection through the credit derivative market. A CDS was purchased to manage credit risk associated with specific multi-family mortgage loans. Under the terms of the contract, the Company will be compensated for certain credit-related losses on a pool of multi-family mortgage loans. The protection seller has posted aggregate collateral of $64.8 million related to their obligations under the contract. The collateral is not included on the Company’s unaudited condensed consolidated balance sheets. There was no gain or loss associated with the credit default swap valuation as of June 30, 2025 and June 30, 2024. Any future changes in the fair market value of this instrument will be included in other noninterest expense.

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

The following table presents the notional amount and fair value of interest rate locks, forward contracts, interest rate swaps, put options, interest rate floors, and credit derivatives utilized by the Company at June 30, 2025 and December 31, 2024. These tables exclude the fair market value adjustment on loans commonly hedged with these derivatives.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)
June 30, 2025
Interest rate lock commitments	$48,949	Other assets/liabilities	$270	$8
Forward contracts	51,847	Other assets/liabilities	—	427
Interest rate swaps	49,734	Other assets/liabilities	2,484	—
Put options	648,016	Other assets	45,055	—
Interest rate floors	1,144,335	Other assets	6,118	—
Credit derivatives	64,184	Other assets/liabilities	—	—
			$53,927	$435

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)
December 31, 2024
Interest rate lock commitments	$24,609	Other assets/liabilities	$30	$176
Forward contracts	33,000	Other assets/liabilities	229	1
Interest rate swaps	49,891	Other assets/liabilities	4,199	—
Put options	680,354	Other assets	43,777	—
Interest rate floors	1,228,274	Other assets	4,043	—
Credit derivatives	58,526	Other assets/liabilities	—	—
			$52,278	$177

The following table summarizes the periodic changes in the fair value of the above derivative financial instruments on the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Derivative (loss) gain included in gain on sale of loans:
Interest rate lock commitments	$224	$(109)	$408	$(93)
Forward contracts (includes pair-off settlements)	(168)	285	(518)	379
Interest rate swaps	(438)	247	(1,280)	1,622
Net (loss) gain	$(382)	$423	$(1,390)	$1,908

Derivative gain included in other income:
Put options (1)	7,522	3,467	1,277	11,080
Interest rate floors	4,333	214	2,075	2,548
Net gain	$11,855	$3,681	$3,352	$13,628

___________________________

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair values of derivative assets and liabilities related to back-to-back derivatives on behalf of customers with back-to-back interest rate swap, cap or floor arrangements were recorded on the unaudited condensed consolidated balance sheets as follows:

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)
June 30, 2025	$983,600	Other assets/liabilities	$10,015	$10,015
December 31, 2024	$724,224	Other assets/liabilities	$309	$309

The gross gains and losses on these derivative assets and liabilities were recorded in other noninterest income and other noninterest expense in the unaudited condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Gross swap gains	$5,162	$5,371	$9,706	$2,538
Gross swap losses	5,162	5,371	9,706	2,538
Net swap gains (losses)	$—	$—	$—	$—

The Company pledged $7.5 million and $263,000 in collateral to secure its obligations under swap contracts at June 30, 2025 and December 31, 2024, respectively.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized on the accompanying unaudited condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2025 and December 31, 2024:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2025
Mortgage loans in process of securitization	$402,427	$—	$402,427	$—
Securities available for sale:
Treasury notes	70,102	70,102	—	—
Federal Agencies	259,699	—	259,699	—
Mortgage-backed - Agency	3,580	—	3,580	—
Mortgage-backed - Non-Agency residential - fair value option	407,539	—	407,539	—
Mortgage-backed - Agency - fair value option	195,423	—	195,423	—
Loans held for sale	91,930	—	91,930	—
Servicing rights	193,037	—	—	193,037
Derivative assets:
Interest rate lock commitments	270	—	—	270
Interest rate swaps	2,484	—	2,484	—
Interest rate swaps, caps and floors (back-to-back)	10,015	—	10,015	—
Put options	45,055	—	8,845	36,210
Interest rate floors	6,118	—	—	6,118
Derivative liabilities:
Interest rate lock commitments	8	—	—	8
Forward contracts	427	—	427	—
Interest rate swaps, caps and floors (back-to-back)	10,015	—	10,015	—

December 31, 2024
Mortgage loans in process of securitization	$428,206	$—	$428,206	$—
Securities available for sale:
Treasury notes	90,006	90,006	—	—
Federal Agencies	252,936	—	252,936	—
Mortgage-backed - Agency	1,162	—	1,162	—
Mortgage-backed - Non-Agency residential - fair value option	430,779	—	430,779	—
Mortgage-backed - Agency - fair value option	205,167	—	205,167	—
Loans held for sale	78,170	—	78,170	—
Servicing rights	189,935	—	—	189,935
Derivative assets:
Interest rate lock commitments	30	—	—	30
Forward contracts	229	—	229	—
Interest rate swaps	4,199	—	4,199	—
Interest rate swaps, caps and floors (back-to-back)	309	—	309	—
Put options	43,777	—	12,481	31,296
Interest rate floors	4,043	—	—	4,043
Derivative liabilities:
Interest rate lock commitments	176	—	—	176
Forward contracts	1	—	1	—
Interest rate swaps, caps and floors (back-to-back)	309	—	309	—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized on the accompanying unaudited condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the six months ended June 30, 2025 and the year ended December 31, 2024. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Credit Default Swap – The fair value of the CDS is linked to the value of its underlying mortgage loans. The Company estimates the fair value based on estimated discounted cash flows that are derived from inputs, including credit spreads that are not readily observable and, thus, are classified as Level 3 on the hierarchy. These valuations are estimated by a third party.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized on the accompanying unaudited condensed consolidated balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Servicing rights
Balance, beginning of period	$189,711	$172,200	$189,935	$158,457
Purchased servicing	70		70	—
Originated servicing	5,244	3,761	8,582	5,927
Paydowns	(2,246)	(2,252)	(5,054)	(4,639)
Changes in fair value	258	5,067	(496)	19,031
Balance, end of period	$193,037	$178,776	$193,037	$178,776

Securities available for sale - Mortgage-backed - Non-Agency residential - fair value option
Balance, beginning of period	$—	$472,192	$—	$485,500
Paydowns	—	(7,884)	—	(16,870)
Changes in fair value	—	(1,681)	—	(6,003)
Balance, end of period	$—	$462,627	$—	$462,627

Derivative assets - put options
Balance, beginning of period	$28,295	$22,976	$31,296	$18,654
Changes in fair value	7,915	1,681	4,914	6,003
Balance, end of period	$36,210	$24,657	$36,210	$24,657

Derivative assets - interest rate floors
Balance, beginning of period	$1,785	$8,910	$4,043	$6,576
Changes in fair value	4,333	214	2,075	2,548
Balance, end of period	$6,118	$9,124	$6,118	$9,124

Derivative assets - interest rate lock commitments
Balance, beginning of period	$126	$174	$30	$140
Gain (loss) recognized	144	(4)	240	30
Balance, end of period	$270	$170	$270	$170

Derivative liabilities - interest rate lock commitments
Balance, beginning of period	$88	$22	$176	$4
Gain (loss) recognized	(80)	105	(168)	123
Balance, end of period	$8	$127	$8	$127

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2025 and December 31, 2024.

	Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2025
Collateral dependent loans	$194,337	$—	$—	$194,337
December 31, 2024
Collateral dependent loans	$59,915	$—	$—	$59,915
Other real estate owned	$7,313	$—	$—	$7,313

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

		Valuation			Weighted
	Fair Value	Technique	Unobservable Inputs	Range	Average

	(In thousands)
At June 30, 2025:
Collateral dependent loans	$194,337	Market comparable properties	Marketability discount and costs to sell	0% - 100%	14%
Servicing rights - Multi-family	$152,100	Discounted cash flow	Discount rate	8% - 15%	9%
			Constant prepayment rate	0% - 100%	9%
			Earnings rate on escrows	3%	3%
Servicing rights - Single-family	$33,595	Discounted cash flow	Discount rate	10% - 11%	10%
			Constant prepayment rate	6% - 15%	7%
Servicing rights - Healthcare	$3,214	Discounted cash flow	Discount rate	13%	13%
			Constant prepayment rate	2% - 7%	4%
			Earnings rate on escrows	3%	3%
Servicing rights - SBA	$4,128	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	5% - 21%	14%
Derivative assets:
Interest rate lock commitments	$270	Discounted cash flow	Loan closing rates	59% - 100%	82%
Put options	$36,210	Intrinsic value	Market credit spread	4%	4%
Interest rate floors	$6,118	Discounted cash flow	Discount rate	6% - 7%	7%
Derivative liabilities - interest rate lock commitments	$8	Discounted cash flow	Loan closing rates	59% - 100%	82%

At December 31, 2024:
Collateral dependent loans	$59,915	Market comparable properties	Marketability discount and costs to sell	0% - 90%	29%
Other real estate owned	$7,313	Market comparable properties	Marketability discount and costs to sell	2% - 8%	5%
Servicing rights - Multi-family	$146,483	Discounted cash flow	Discount rate	8% - 15%	9%
			Constant prepayment rate	0% - 100%	7%
			Earnings rate on escrows	3%	3%
Servicing rights - Single-family	$34,986	Discounted cash flow	Discount rate	10% - 11%	10%
			Constant prepayment rate	6% - 14%	7%
Servicing rights - Healthcare	$4,207	Discounted cash flow	Discount rate	13%	13%
			Constant prepayment rate	1% - 2%	1%
			Earnings rate on escrows	3%	3%
Servicing rights - SBA	$4,259	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	4% - 24%	14%
Derivative assets:
Interest rate lock commitments	$30	Discounted cash flow	Loan closing rates	71% - 99%	87%
Put options	$31,296	Intrinsic value	Market credit spread	4%	4%
Interest rate floors	$4,043	Discounted cash flow	Discount rate	6% - 8%	7%
Derivative liabilities - interest rate lock commitments	$176	Discounted cash flow	Loan closing rates	71% - 99%	87%

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2025 and December 31, 2024.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Value	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2025
Financial assets:
Cash and cash equivalents	$647,165	$647,165	$647,165	$—	$—
Securities purchased under agreements to resell	1,539	1,539	—	1,539	—
Securities held to maturity	1,548,211	1,547,525	—	503,650	1,043,875
FHLB stock and other equity securities	217,850	217,850	—	187,850	30,000
Loans held for sale	4,013,835	4,013,835	—	4,013,835	—
Loans receivable, net	10,432,117	10,361,673	—	—	10,361,673
Interest receivable	82,391	82,391	—	82,391	—
Financial liabilities:
Deposits	12,686,835	12,689,577	10,336,084	2,353,493	—
Subordinated debt	71,800	71,800	—	71,800	—
FHLB advances	3,680,588	3,680,257	—	3,680,257	—
Other borrowing	182,934	182,934	—	182,934	—
Credit linked notes	74,152	74,151	—	74,151	—
Interest payable	30,225	30,225	—	30,225	—

December 31, 2024
Financial assets:
Cash and cash equivalents	$476,610	$476,610	$476,610	$—	$—
Securities purchased under agreements to resell	1,559	1,559	—	1,559	—
Securities held to maturity	1,664,686	1,664,674	—	538,871	1,125,803
FHLB stock and other equity securities	217,804	217,804	—	187,804	30,000
Loans held for sale	3,693,340	3,693,340	—	3,693,340	—
Loans receivable, net	10,354,002	10,297,439	—	—	10,297,439
Interest receivable	83,409	83,409	—	83,409	—
Financial liabilities:
Deposits	11,919,976	11,923,961	8,001,487	3,922,474	—
Subordinated debt	71,800	71,800	—	71,800	—
FHLB advances	4,172,030	4,171,843	—	4,171,843	—
Other borrowing	57,934	57,934	—	57,934	—
Credit linked notes	84,358	84,357	—	84,357	—
Interest payable	34,475	34,475	—	34,475	—

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

The $1.8 million expenses associated with the original issuance, which were capitalized in 2019, were recognized through retained earnings upon redemption, thus reducing net income available to common shareholders.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Series C Preferred Stock has no voting rights with respect to matters that generally require the approval of common shareholders. Dividends on the Series C Preferred Stock, to the extent declared by the Company’s board, are payable quarterly. The Company may redeem the Series C Preferred Stock, in whole or in part, at its option, on any dividend payment date on or after April 1, 2026, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

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

The Series D Preferred Stock has no voting rights with respect to matters that generally require the approval of common shareholders. Dividends on the Series D Preferred Stock, to the extent declared by the Company’s board, are payable quarterly. The Company may redeem the Series D Preferred Stock, in whole or in part, at its option, on any dividend payment date on or after October 1, 2027, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

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

The Series E Preferred Stock has no voting rights with respect to matters that generally require the approval of common shareholders. Dividends on the Series E Preferred Stock, to the extent declared by the Company’s board, are payable quarterly. The Company may redeem the Series E Preferred Stock, in whole or in part, at its option, on any dividend payment date on or after January 1, 2030, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15:   Share-Based Payment Plans

Equity-based incentive awards for Company officers are currently issued pursuant to the 2017 Equity Incentive Plan. The Company did not issue any shares during the three months ended June 30, 2025 and 2024. The Company issued 80,875 and 85,212 shares during the six months ended June 30, 2025 and 2024, respectively.

The Compensation Committee of the Board of Directors also approved a plan for non-executive directors to receive a portion of their annual retainer fees in the form of shares of common stock. As of January 1, 2024, they are to receive a portion of their annual fees, issued quarterly, in the form of restricted common stock equal to $70,000 per member, rounded up to the nearest whole share. Accordingly, there were 3,752 and 2,849 shares, issued to non-executive directors during the three months ended June 30, 2025 and 2024, respectively and there were 6,615 and 6,013 shares, issued to non-executive directors during the six months ended June 30, 2025 and 2024, respectively.

The Company also established an ESOP to provide shares of stock for all employees who meet certain requirements. There was no contribution to the ESOP during the three months ended June 30, 2025 and 2024. Expenses recognized for the contribution to the ESOP totaled $389,000 and $286,000 for the three months ended June 30, 2025 and 2024, respectively and totaled $726,000 and $573,000 for the six months ended June 30, 2025 and 2024, respectively. The Company contributed 30,802 shares and 23,414 shares to the ESOP for the six months ended June 30, 2025 and 2024, respectively.

Note 16:   Earnings Per Share

Earnings per share were computed as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025			2024
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount

	(In thousands, except share data)
Net income	$37,981			$76,393
Dividends on preferred stock	(10,266)			(7,757)
Impact of preferred stock redemption	—			(1,823)
Net income allocated to common shareholders	$27,715			$66,813
Basic earnings per share		45,883,644	$0.60		44,569,345	$1.50
Effect of dilutive securities-restricted stock awards		45,919			128,979
Diluted earnings per share		45,929,563	$0.60		44,698,324	$1.49

	Six Months Ended June 30,
	2025			2024
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount

	(In thousands, except share data)
Net income	$96,220			$163,447
Dividends on preferred stock	(20,531)			(16,424)
Impact of preferred stock redemption	(5,371)			(1,823)
Net income allocated to common shareholders	$70,318			$145,200
Basic earnings per share		45,853,998	$1.53		43,937,665	$3.30
Effect of dilutive securities-restricted stock awards		67,990			144,820
Diluted earnings per share		45,921,988	$1.53		44,082,485	$3.29

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 17:   Segment Information

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

The Company’s CODM is the president and chief operating officer. The CODM evaluates performance for all reportable segments based on net interest income, noninterest income, noninterest expense, and net income (loss). The CODM uses the above-mentioned metrics along with total assets in deciding how to allocate capital as well as human and financial resources among the segments. Major decisions are also made with input from segment leadership, the Board of Directors, and various management committees, as appropriate.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present selected business segment financial information for the three and six months ended June 30, 2025 and 2024.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Three Months Ended June 30, 2025
Interest income	$1,138	$100,770	$198,542	$3,949	$304,399
Interest expense	20	67,819	108,647	(806)	175,680
Net interest income	1,118	32,951	89,895	4,755	128,719
Provision for credit losses	(345)	1,785	51,587	—	53,027
Net interest income after provision for credit losses	1,463	31,166	38,308	4,755	75,692
Noninterest income	44,752	6,820	3,283	(4,375)	50,480
Noninterest expense	33,569	8,395	23,363	12,010	77,337
Income (loss) before income taxes	12,646	29,591	18,228	(11,630)	48,835
Income taxes	3,377	6,605	3,654	(2,782)	10,854
Net income (loss)	$9,269	$22,986	$14,574	$(8,848)	$37,981
Total assets	$487,853	$6,999,701	$11,404,488	$249,162	$19,141,204

Significant non-cash items:
Included in other noninterest income:
Servicing rights fair value adjustments	$745	$—	$(487)	$—	$258
Derivative fair value adjustments	—	4,333	—	—	4,333

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Three Months Ended June 30, 2024
Interest income	$1,135	$101,164	$222,785	$3,189	$328,273
Interest expense	20	68,184	132,742	(792)	200,154
Net interest income	1,115	32,980	90,043	3,981	128,119
Provision for credit losses	—	995	8,970	—	9,965
Net interest income after provision for credit losses	1,115	31,985	81,073	3,981	118,154
Noninterest income	31,983	1,746	1,194	(3,572)	31,351
Noninterest expense	20,651	4,674	14,985	10,070	50,380
Income (loss) before income taxes	12,447	29,057	67,282	(9,661)	99,125
Income taxes	3,410	6,787	14,904	(2,369)	22,732
Net income (loss)	$9,037	$22,270	$52,378	$(7,292)	$76,393
Total assets	$428,299	$5,626,055	$11,885,484	$272,584	$18,212,422

Significant non-cash items:
Included in other noninterest income:
Servicing rights fair value adjustments	$4,516	$—	$551	$—	$5,067
Derivative fair value adjustments	—	215	—	—	215

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Six Months Ended June 30, 2025
Interest income	$2,318	$186,887	$394,586	$7,812	$591,603
Interest expense	40	125,488	216,754	(1,594)	340,688
Net interest income	2,278	61,399	177,832	9,406	250,915
Provision for credit losses	(393)	1,359	59,788	—	60,754
Net interest income after provision for credit losses	2,671	60,040	118,044	9,406	190,161
Noninterest income	73,648	6,080	2,216	(7,771)	74,173
Noninterest expense	58,129	16,416	40,673	23,783	139,001
Income (loss) before income taxes	18,190	49,704	79,587	(22,148)	125,333
Income taxes	5,508	11,320	17,906	(5,621)	29,113
Net income (loss)	$12,682	$38,384	$61,681	$(16,527)	$96,220
Total assets	$487,853	$6,999,701	$11,404,488	$249,162	$19,141,204

Significant non-cash items:
Included in other noninterest income:
Servicing rights fair value adjustments	$1,194	$—	$(1,690)	$—	$(496)
Derivative fair value adjustments	—	2,075	—	—	2,075

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Six Months Ended June 30, 2024
Interest income	$2,881	$186,065	$447,073	$6,427	$642,446
Interest expense	40	124,324	264,465	(1,558)	387,271
Net interest income	2,841	61,741	182,608	7,985	255,175
Provision for credit losses	—	1,935	12,756	—	14,691
Net interest income after provision for credit losses	2,841	59,806	169,852	7,985	240,484
Noninterest income	72,450	5,063	1,623	(6,911)	72,225
Noninterest expense	40,222	9,472	30,563	19,035	99,292
Income (loss) before income taxes	35,069	55,397	140,912	(17,961)	213,417
Income taxes	9,423	12,937	32,109	(4,499)	49,970
Net income (loss)	$25,646	$42,460	$108,803	$(13,462)	$163,447
Total assets	$428,299	$5,626,055	$11,885,484	$272,584	$18,212,422

Significant non-cash items:
Included in other noninterest income:
Servicing rights fair value adjustments	$17,697	$—	$1,334	$—	$19,031
Derivative fair value adjustments	—	2,549	—	—	2,549

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 18:   Regulatory Matters

The Company and Merchants Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by federal and state banking regulators that, if undertaken, could have a direct material effect on the Company’s unaudited condensed consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Merchants Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Merchants Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Merchants Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, and other factors. Furthermore, the Company’s and Merchants Bank’s regulators could require adjustments to regulatory capital not reflected in these unaudited condensed consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Merchants Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of June 30, 2025 and December 31, 2024, that the Company and Merchants Bank met all capital adequacy requirements. For additional information regarding dividend restrictions, see the Company’s 2024 Annual Report on Form 10–K.

As of June 30, 2025 and December 31, 2024, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or Merchants Bank’s category.

The Company’s and Merchants Bank’s actual capital amounts and ratios are presented in the following tables.

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
June 30, 2025
Total capital(1) (to risk-weighted assets)
Company	$2,280,183	13.4%	$1,788,568	10.5%	$—	N/A	%
Merchants Bank	2,233,591	13.1%	1,787,326	10.5%	1,702,216	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	2,176,150	12.8%	1,447,889	8.5%	—	N/A	%
Merchants Bank	2,129,558	12.5%	1,446,883	8.5%	1,361,772	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,624,860	9.5%	1,192,379	7.0%	—	N/A	%
Merchants Bank	2,129,558	12.5%	1,191,551	7.0%	1,106,440	6.5%
Tier I capital(1) (to average assets)
Company	2,176,150	11.5%	948,810	5.0%	—	N/A	%
Merchants Bank	2,129,558	11.3%	945,850	5.0%	945,850	5.0%
(1)	As defined by regulatory agencies.

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

Memorandum of Understanding

On June 30, 2025, the Bank entered into a confidential MOU with the FDIC and DFI. While the contents of the MOU are confidential under DFI and FDIC regulations, certain provisions, with the authorization of the DFI and FDIC, are summarized below. The MOU is an informal administrative agreement among the Bank, FDIC, and DFI pursuant to which the Bank has agreed to take various actions and enhance specific areas of the Bank’s operations. In particular, the Bank has agreed to maintain certain capital thresholds, manage asset concentrations, and implement certain plans regarding the Bank’s operations and strategy to mitigate risk of certain assets, which it has already implemented. As of the date of this report, and as of each of the periods ending March 31, 2025 and December 31, 2024, the Bank’s capital exceeded the levels agreed to in the MOU and the Bank was within the asset concentration limits agreed to in the MOU. The MOU will remain in effect until modified or terminated by the FDIC and DFI.

The Company’s principal source of funds for dividend payments to shareholders is dividends received from the Bank. Banking statutes and regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under Indiana law, the Bank may not pay a dividend if such dividend would be greater than retained net income (as defined) for the current year plus those for the previous two years. Additionally, under the MOU, if the Bank’s capital ratios fall below the minimums agreed to, the Bank may not pay dividends without the FDIC and DFI’s prior consent.

Management does not expect the actions called for by these regulatory actions to have a material adverse impact on the Company’s financial performance or the Bank’s ongoing day-to-day operations, although they may have the effect of limiting or delaying the Company’s or the Bank’s ability or plans to expand.

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

Merchants Bancorp

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at June 30, 2025 and results of operations for the three and six months ended June 30, 2025 and 2024, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this Form 10-Q.

The words “the Company,” “we,” “our” and “us” refer to Merchants Bancorp and its consolidated subsidiaries, unless we indicate otherwise.

Regulatory Developments Regarding the Bancorp and Bank

Memorandum of Understanding. On June 30, 2025, the Bank entered into a confidential MOU with the FDIC and DFI. While the contents of the MOU are confidential under DFI and FDIC regulations, certain provisions, with the authorization of the DFI and FDIC, are summarized below. The MOU is an informal administrative agreement among the Bank, FDIC, and DFI pursuant to which the Bank has agreed to take various actions and enhance specific areas of the Bank’s operations. In particular, the Bank has agreed to maintain certain capital thresholds, manage asset concentrations, and implement certain plans regarding the Bank’s operations and strategy to mitigate risk of certain assets, which it has already implemented. As of the date of this report, and as of each of the periods ending March 31, 2025 and December 31, 2024, the Bank’s capital exceeded the levels agreed to in the MOU and the Bank was within the asset concentration limits agreed to in the MOU. The MOU will remain in effect until modified or terminated by the FDIC and DFI.

Management does not expect the actions called for by these regulatory actions to have a material adverse impact on the Company’s financial performance or the Bank’s ongoing day-to-day operations, although they may have the effect of limiting or delaying the Company’s or the Bank’s ability or plans to expand.

Financial Highlights for the Three Months Ended June 30, 2025

●	Net income of $38.0 million decreased $38.4 million, or 50%, compared to the three months ended June 30, 2024.
●	Diluted earnings per share of $0.60 decreased 60% compared to the three months ended June 30, 2024.
●	The $38.4 million decrease in net income compared to the three months ended June 30, 2024, reflected an increase in provision for credit losses of $43.1 million. The increase in provision for credit losses was primarily associated with estimated declines on multi-family property values, after receiving new appraisals, and the ongoing investigation of borrowers involved in mortgage fraud or suspected fraud.
●	Tangible book value per common share of $35.42 increased 13% compared to $31.27 for the three months ended June 30, 2024. See Non-GAAP Financial Measures section at the end of Item 2.
●	As of June 30, 2025, the Company had $5.0 billion in unused borrowing capacity with the Federal Home Loan Bank and the Federal Reserve Discount window based on available collateral, compared to $4.3 billion at December 31, 2024.
●	Total assets of $19.1 billion increased 2% compared to both March 31, 2025 and December 31, 2024.
●	Loans receivable of $10.4 billion, net of allowance for credit losses on loans, increased $88.4 million, or 1%, compared to March 31, 2025, and increased $78.1 million, or 1%, compared to December 31, 2024.

Merchants Bancorp

●	Core deposits of $11.4 billion increased $744.6 million, or 7%, compared to March 31, 2025 and increased $2.0 billion, or 22%, compared to December 31, 2024. Core deposits now represent 90% of total deposits, reaching the highest level the Company has reported since March 2022.
●	Brokered deposits of $1.3 billion decreased $463.9 million, or 27%, compared to March 31, 2025 and decreased $1.3 billion, or 50%, compared to December 31, 2024.
●	As of June 30, 2025, approximately 95% of loans reprice within three months, which reduces the risk of market rate increases.
●	Net interest margin was 2.83% compared to 2.99% for the three months ended June 30, 2024.
●	Efficiency ratio was 43.16% compared to 31.59% for the three months ended June 30, 2024.
●	On June 5, 2025, the Company completed a $373.3 million securitization of 18 multi-family mortgage loans through a Freddie Mac-sponsored Q-Series transaction.
●	The volume of warehouse loans funded during the three months ended June 30, 2025 amounted to $16.3 billion, an increase of $5.4 billion, or 49%, compared to the three months ended June 30, 2024. This compared to the 28% industry increase in single-family residential loan volumes for the three months ended June 30, 2025 compared to the same period in 2024, according to an estimate of industry volume by the Mortgage Bankers Association.
●	The total volume of loans originated and acquired through our multi-family business was $1.4 billion, an increase of $352.8 million, or 33%, compared to $1.1 billion for the three months ended June 30, 2024. It includes construction loans coupled with agreements for future permanent loan refinancing, as well as bridge loans housed in our Banking segment, while borrowers await conversion to permanent financing. It also includes loans originated and acquired for sale in the secondary market.

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

Our business consists of funding low risk, multi-family, residential, and SBA loans meeting underwriting standards of government programs under an originate to sell model, and retaining adjustable-rate loans as held for investment to reduce interest rate risk. The gain on sale of these loans and servicing fees contribute to noninterest income. The funding source is primarily from mortgage custodial, municipal, retail, commercial, brokered deposits, and short-term borrowing. We believe that the combination of net interest income and noninterest income from the sale of low risk profile assets results in lower than industry charge-offs and a lower expense base, which serves to maximize net income and provide higher than industry shareholder return.

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

Financial Condition

As of June 30, 2025, we had approximately $19.1 billion in total assets, $12.7 billion in deposits and $2.2 billion in total shareholders’ equity. Total assets as of June 30, 2025 included $10.4 billion of loans receivable, net of ACL-Loans, and $4.1 billion of loans held for sale. There were also $1.5 billion in securities classified as held to maturity. We had $936.3 million in securities available for sale, the majority of which were acquired from a warehouse customer, and others are match funded with related custodial deposits or required to collateralize our credit-linked notes. There are some restrictions on the types of securities we hold, particularly for those that are funded by certain multi-family custodial deposits where we set the cost of deposits based on the yield of the related security. Additionally, we had $647.2 million of cash and cash equivalents, other assets of $495.3 million, which primarily related to low-income housing tax credits, and $402.4 million of mortgage loans in process of securitization that represent pre-sold multi-family rental real estate loan originations in primarily Ginnie Mae, Fannie Mae, and Freddie Mac mortgage-backed securities pending settlements that typically occur within 30 days. Servicing rights at June 30, 2025 were $193.0 million based on the fair value of the loan servicing, which primarily includes Ginnie Mae multi-family servicing rights with 10-year call protection.

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

Total Assets. Total assets of $19.1 billion at June 30, 2025 increased $335.5 million, or 2%, compared to $18.8 billion at December 31, 2024. The increase was due primarily to growth in loans held for sale and in the warehouse and multi-family loan portfolios. Total loan balances grew by 2% even after two loan sales during the three months ended June 30, 2025 totaling over $685.4 million related to securitizations.

Cash and Cash Equivalents. Cash and cash equivalents of $647.2 million at June 30, 2025 increased $170.6 million, or 36%, compared to $476.6 million at December 31, 2024. Included in cash equivalents was $43.8 million in restricted cash associated with senior credit linked notes described in Note 1: Basis of Presentation in this Form 10-Q and Note 1: Basis of Presentation and Note 10: Borrowings and the Company’s 2024 Annual Report on Form 10–K.

Mortgage Loans in Process of Securitization. Mortgage loans in process of securitization of $402.4 million at June 30, 2025 decreased $25.8 million, or 6%, compared to $428.2 million at December 31, 2024. These represent loans that our banking subsidiary, Merchants Bank, has originated or funded and are held in the loan portfolio pending settlement, as primarily Ginnie Mae, Fannie Mae, and Freddie Mac mortgage-backed securities with a firm investor commitment to purchase the securities.

Securities Available for Sale. Securities available for sale of $936.3 million at June 30, 2025 decreased $43.7 million, or 4%, compared to December 31, 2024. The decrease in securities available for sale was primarily due to

Merchants Bancorp

$391.8 million in calls, maturities, repayments and other adjustments, partially offset by purchases of $348.1 million during the period.

Included in securities available for sale were $603.0 million and $635.9 million of investments at June 30, 2025 and December 31, 2024, respectively, for which a fair value option was elected. Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the unaudited condensed consolidated balance sheets with changes in the fair value recognized in earnings as they occur.

As of June 30, 2025, AOCL of $0.2 million, related to securities available for sale, increased $0.1 million, or 86%, compared to accumulated losses of $0.1 million at December 31, 2024. The $0.2 million of AOCL as of June 30, 2025 represented less than 1% of total equity and 1% of total securities available for sale, reflecting our interest rate risk policy of maintaining short duration on assets and liabilities.

Securities Held to Maturity. Securities held to maturity of $1.5 billion at June 30, 2025 decreased $116.5 million, or 7%, compared to $1.7 billion at December 31, 2024. The decrease was due to repayments and amortization during the period.

Loans Held for Sale. Loans held for sale of $4.1 billion at June 30, 2025 increased $334.3 million, or 9%, compared to $3.8 billion at December 31, 2024. The increase in loans held for sale was due primarily to an increase in warehouse participations, as we experienced higher volume. Loans held for sale are comprised primarily of single-family residential real estate loan participations that meet Fannie Mae, Freddie Mac, or Ginnie Mae eligibility. It also includes some multi-family loans that are expected to be sold or securitized in the future.

Loans Receivable, Net. Loans receivable, net of ACL-Loans, of $10.4 billion at June 30, 2025, increased $78.1 million, or 1%, compared to December 31, 2024. The increase in net loans was comprised primarily of:

●	an increase of $397.7 million, or 28%, in mortgage warehouse repurchase agreements, which totaled $1.8 billion at June 30, 2025, reflecting higher loan volume from increased sales efforts and market exits or reductions by competitors.
●	an increase of $209.2 million, or 5%, in multi-family financing loans, which totaled $4.8 billion at June 30, 2025, reflecting higher origination volume for construction and other loans generated through multi-family segment that will remain on our balance sheet until they convert to permanent financing or are otherwise paid off over an average of one to three years.
●	a decrease of $334.1 million, or 25%, in residential real estate loans, which totaled $988.8 million at June 30, 2025, primarily due to a loan sale.

As of June 30, 2025, approximately 95% of total loans reprice within three months, which reduces the risk of market rate increases.

Merchants Bancorp

The Company is a nationwide lender, especially in our largest portfolios of multi-family and healthcare financing. The table below provides loan receivable data for these two portfolios, including the five highest geographic concentrations.

	June 30, 2025
	Multi-family			Healthcare
State	Amount	% of Total	State	Amount	% of Total

	(Dollars in thousands)			(Dollars in thousands)
Indiana	$1,244,946	26%	Michigan	$347,464	24%
New York	650,800	13%	Ohio	254,783	18%
Ohio	251,923	5%	Texas	124,152	9%
Georgia	233,565	5%	South Carolina	102,500	7%
California	233,409	5%	New Jersey	88,668	6%
Other states (1)	2,218,905	46%	Other states (1)	524,528	36%
Total	$4,833,548	100%		$1,442,095	100%
(1)	No state included in the “Other states” group has an individual percentage more than the next highest concentration percentage for the specific portfolio of loans.

	December 31, 2024
	Multi-family			Healthcare
State	Amount	% of Total	State	Amount	% of Total

	(Dollars in thousands)			(Dollars in thousands)
Indiana	$1,446,658	31%	Michigan	$395,867	27%
New York	482,873	10%	Ohio	314,475	21%
Ohio	274,738	6%	South Carolina	102,500	7%
California	215,134	5%	Indiana	102,338	7%
Texas	185,133	4%	New Jersey	89,793	6%
Other states (1)	2,019,763	44%	Other states (1)	479,510	32%
Total	$4,624,299	100%		$1,484,483	100%
(1)	No state included in the “Other states” group has an individual percentage more than the next highest concentration percentage for the specific portfolio of loans.

ACL-Loans. The ACL-Loans of $91.8 million at June 30, 2025 increased $7.4 million, or 9%, compared to $84.4 million at December 31, 2024. The increase compared to December 31, 2024 was driven by $64.0 million increase in provision expense that was partially offset by $56.6 million in charge-offs, primarily related to the multi-family portfolio. The increases in provision expenses and charge-offs were primarily associated with estimated declines on multi-family property values, after receiving new appraisals, and the ongoing investigation of borrowers involved in mortgage fraud or suspected fraud. The increases were also attributable to certain types of subordinated loans that the Company no longer offers to borrowers. These subordinated loans have been largely identified and evaluated for potential losses that have either been included in the provision for credit losses as specific reserves or charged off.

Goodwill. Goodwill of $8.0 million at June 30, 2025 was unchanged compared to December 31, 2024.

Servicing Rights. Servicing rights of $193.0 million at June 30, 2025 increased $3.1 million, or 2%, compared to $189.9 million at December 31, 2024. During the six months ended June 30, 2025, originated and purchased servicing of $8.7 million was partially offset by paydowns of $5.1 million and a negative fair market value adjustment of $0.5 million. The $0.5 million negative fair market value adjustment reflected a positive fair market value adjustment of $1.2 million for multi-family mortgages and a negative fair market value adjustment of $1.7 million for single-family mortgages and SBA loans during the six months ended June 30, 2025.

Merchants Bancorp

Servicing rights are recognized in connection with sales of loans when we retain servicing of the sold loans. The servicing rights are recorded and carried at fair value. The fair value decrease recorded during the six months ended June 30, 2025 was driven by lower interest rates that impacted fair market value adjustments. The value of servicing rights generally increases in rising interest rate environments and declines in falling interest rate environments due to expected prepayments and is also influenced by earnings rates on escrow deposits.

Other Assets and Receivables. Other assets and receivables of $495.3 million at June 30, 2025 decreased $76.0 million, or 13%, compared to $571.3 million at December 31, 2024. The decrease was primarily due to a $125.0 million prepaid asset at December 31, 2024 that was released for the January 2, 2025 redemption of Series B Preferred Stock, partially offset by the increase in low income housing tax credits.

Deposits. Deposits of $12.7 billion at June 30, 2025 increased $766.9 million, or 6%, compared to $11.9 billion at December 31, 2024. The increase was primarily due to an increase of $2.1 billion in demand deposits and $260.7 million in savings deposits, partially offset by a decrease of $1.6 billion in certificates of deposit. As of June 30, 2025, approximately 83% of the total deposits reprice within three months.

Core deposits increased by $2.0 billion, or 22%, to $11.4 billion at June 30, 2025 compared to $9.4 billion at December 31, 2024. Core deposits represented 90% of total deposits at June 30, 2025 compared to 79% of total deposits at December 31, 2024.

We have decreased our use of brokered deposits by 50%, to $1.3 billion at June 30, 2025 compared to $2.5 billion at December 31, 2024. Brokered deposits represented 10% of total deposits at June 30, 2025 compared to 21% of total deposits at December 31, 2024. As of June 30, 2025, brokered certificates of deposit had a weighted average remaining duration of 48 days.

●	Brokered certificates of deposit accounts of $1.0 billion at June 30, 2025 decreased by $1.5 billion, or 60%, compared to December 31, 2024.
●	Brokered demand deposit accounts increased by $250.0 million, or 100%, compared to December 31, 2024.

Compared to December 31, 2024, interest-bearing deposits increased $690.3 million, or 6%, to $12.4 billion at June 30, 2025, and noninterest-bearing deposits increased $76.5 million, or 32%, to $315.5 million at June 30, 2025.

Uninsured deposits totaled approximately $3.1 billion as of June 30, 2025, representing 24% of total Bank deposits. Since 2018, the Company has offered its customers an opportunity to insure balances in excess of $250,000 through our insured cash sweep program that extends FDIC protection up to $100 million. The balance of deposits in this program was $1.4 billion and $1.6 billion as of June 30, 2025 and December 31, 2024, respectively.

Borrowings. Borrowings of $4.0 billion at June 30, 2025 decreased $376.6 million, or 9%, compared to $4.4 billion at December 31, 2024. The decrease was primarily due to a reduction of $491.4 million in FHLB advances, partially offset by an increase of $125.0 million in the usage of the Federal Reserve’s discount window. The Company primarily utilizes borrowing facilities from the FHLB, the Federal Reserve’s discount window, and AFX, using the most cost-effective options available. See Note 10: Borrowings for further information.

The Company continues to have significant borrowing capacity based on available collateral. As of June 30, 2025, unused lines of credit totaled $5.0 billion, compared to $4.3 billion at December 31, 2024. The Company’s ratio of total collateralized borrowing capacity to total assets remained at 46% from December 31, 2024 compared to June 30, 2025.

Other Liabilities. Other Liabilities of $231.0 million at June 30, 2025 were essentially unchanged compared to December 31, 2024.

Merchants Bancorp

Total Shareholders’ Equity. Total shareholders’ equity of $2.2 billion at June 30, 2025, decreased $58.7 million, or 3%, compared to December 31, 2024. The decrease resulted primarily from the redemption of 6% Series B Preferred Stock for $125.0 million and dividends paid on common and preferred shares of $29.7 million during the period, which were partially offset by net income of $96.2 million. See Note 14: Preferred Stock for more details on the Series B redemption.

Asset Quality

Loans are underwritten to strict Freddie Mac, Fannie Mae, HUD, or other Agency guidelines. We continually strive to strengthen our various levels of credit and risk management.

The allowance for credit losses on loans of $91.8 million, as of June 30, 2025, increased by $7.4 million, or 9%, compared to December 31, 2024. The $7.4 million increase compared to December 31, 2024 was driven by $64.0 million increase in provision expense that was partially offset by $56.6 million in loan charge-offs. The increases in provision expenses and charge-offs compared to the period was primarily associated with estimated declines on multi-family property values, after receiving new appraisals, and the ongoing investigation of borrowers involved in mortgage fraud or suspected fraud. The increases were also attributable to certain types of subordinated loans that the Company no longer offers to borrowers. These subordinated loans have been largely identified and evaluated for potential losses that have either been included in the provision for credit losses as specific reserves or charged off.

During the three months ended June 30, 2025 there were $46.1 million of charge-offs and no recoveries, compared to $3.5 million of charge-offs and $15,000 recoveries for the three months ended June 30, 2024.

For the six months ended June 30, 2025, there were $56.6 million of charge-offs and $28,000 of recoveries, compared to $4.4 million of charge-offs and $16,000 of recoveries for the six months ended June 30, 2024.

During the three months ended June 30, 2025, after months of seeking legal remedies, the Company obtained additional access and information, such as through court appointed receivers, to assess the collateral supporting its challenged loans. The evaluation of this information contributed to an increase in loans classified as substandard, bringing the total to $417.7 million compared to $317.3 million as of December 31, 2024.

Loans receivable classified as Special Mention totaled $171.5 million at June 30, 2025, compared to $380.0 million at December 31, 2024 and $244.0 million at June 30, 2024. These declines reinforce the view that the frequency of migration to criticized status has subsided.

Total loans receivable greater than 30 days past due were $279.0 million at June 30, 2025, $292.3 million at December 31, 2024, and $234.8 million at June 30, 2024.

As of June 30, 2025, all substandard loans have been evaluated for credit losses and these loans have specific reserves of $30.8 million, of which $9.9 million was added during the three months ended June 30, 2025, net of charge-offs. The Company believes that its loan portfolio remains well collateralized.

Total nonperforming loans (nonaccrual and greater than 90 days past due but still accruing) were $251.5 million, or 2.39%, of total loans receivable at June 30, 2025, compared to $279.7 million, or 2.68%, of total loans at December 31, 2024 and $143.5 million, or 1.30%, at June 30, 2024. After six months of consecutive loan performance, the loans are placed back on accrual status.

As a percentage of nonperforming loans, the ACL-Loans was 37% at June 30, 2025 compared to 30% at December 31, 2024 and 56% at June 30, 2024. The changes compared to both periods were primarily due to a decrease in nonperforming loans and an increase in ACL-Loans.

Merchants Bancorp

The Company has been making additional efforts to reduce its credit risk through loan sale and securitization activities since 2019. In March of 2023, as well as March and December of 2024, the Company strategically executed credit protection arrangements through a credit linked note and credit default swaps. The Company also upsized an existing credit default swap in June 2025 by $800.0 million. These credit protection arrangements totaled $3.7 billion in loans to reduce risk of losses, with incremental coverage ranging from 13-14% of the unpaid principal balances for each arrangement. Despite having credit protection on these loans, the Company also continues to carry an allowance for credit losses on loans held for investment. As of June 30, 2025, the balance of loans subject to credit protection arrangements was $2.8 billion, compared to $2.3 billion as of December 31, 2024. For additional information see Note 11: Derivative Financial Instruments and the Company’s 2024 Annual Report on Form 10–K

The percentage of commercial real estate loans as a percentage of total Tier I risk-based capital, including the ACL-Loans, has declined from 348% to 328% from December 31, 2024 to June 30, 2025, respectively.

Comparison of Operating Results for the Three Months Ended June 30, 2025 and 2024

General. Net income of $38.0 million for the three months ended June 30, 2025 decreased by $38.4 million, or 50%, compared to the three months ended June 30, 2024, reflecting a $43.1 million, or 432%, increase in provision for credit losses. The increase in provision for credit losses was primarily associated with estimated declines on multi-family property values, after receiving new appraisals, and the ongoing investigation of borrowers involved in mortgage fraud or suspected fraud. The decrease in net income also reflected a $27.0 million, or 54%, increase in noninterest expense that was partially offset by a $19.1 million, or 61%, increase in noninterest income, and an $11.9 million, or 52%, decrease in provision for income tax. Of the $38.4 million decrease in net income, $691,000, or $0.01 per diluted common share, was attributable to changes in valuation adjustments. Noninterest income included positive fair market value adjustments of $258,000 to servicing rights and $4.3 million to derivatives, which compared to positive fair market value adjustments of $5.1 million to servicing rights and $215,000 to derivatives, in the three months ended June 30, 2024.

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

	Three Months Ended June 30,
	2025			2024
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-earning deposits, and other interest or dividends	$539,357	$8,193	6.09%	$438,445	$6,225	5.71%
Securities available for sale	955,186	12,095	5.08%	1,039,388	14,784	5.72%
Securities held to maturity	1,572,186	23,166	5.91%	1,160,170	19,799	6.86%
Mortgage loans in process of securitization	376,904	5,304	5.64%	234,706	3,044	5.22%
Loans and loans held for sale	14,826,151	255,641	6.92%	14,347,165	284,421	7.97%
Total interest-earning assets	18,269,784	304,399	6.68%	17,219,874	328,273	7.67%
Allowance for credit losses on loans	(90,860)			(76,456)
Noninterest-earning assets	806,001			670,773
Total assets	$18,984,925			$17,814,191
Liabilities/Equity:
Interest-bearing checking	$6,161,736	$60,845	3.96%	$4,935,123	$58,128	4.74%
Savings deposits	145,162	8	0.02%	145,262	19	0.05%
Money market	3,354,820	35,137	4.20%	2,788,335	33,207	4.79%
Certificates of deposit	3,090,250	35,385	4.59%	6,535,651	88,297	5.43%
Total interest-bearing deposits	12,751,968	131,375	4.13%	14,404,371	179,651	5.02%
Borrowings	3,453,960	44,305	5.15%	1,031,180	20,503	8.00%
Total interest-bearing liabilities	16,205,928	175,680	4.35%	15,435,551	200,154	5.22%
Noninterest-bearing deposits	376,217			331,246
Noninterest-bearing liabilities	200,944			222,664
Total liabilities	16,783,089			15,989,461
Equity	2,201,836			1,824,730
Total liabilities and equity	$18,984,925			$17,814,191
Net interest income		$128,719			$128,119
Interest rate spread			2.33%			2.45%
Net interest-earning assets	$2,063,856			$1,784,323
Net interest margin			2.83%			2.99%
Average interest-earning assets to average interest-bearing liabilities			112.74%			111.56%

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

Merchants Bancorp

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Three Months Ended June 30, 2025
	compared to June 30, 2024
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(In thousands)
Interest income
Interest-earning deposits, and other interest or dividends	$1,433	$535	$1,968
Securities available for sale	(1,198)	(1,491)	(2,689)
Securities held to maturity	7,031	(3,664)	3,367
Mortgage loans in process of securitization	1,844	416	2,260
Loans and loans held for sale	9,496	(38,276)	(28,780)
Total interest income	18,606	(42,480)	(23,874)
Interest expense
Deposits
Interest-bearing checking	14,448	(11,731)	2,717
Savings deposits	—	(11)	(11)
Money market deposits	6,746	(4,816)	1,930
Certificates of deposit	(46,548)	(6,364)	(52,912)
Total Deposits	(25,354)	(22,922)	(48,276)
Borrowings	48,172	(24,370)	23,802
Total interest expense	22,818	(47,292)	(24,474)
Net interest income	$(4,212)	$4,812	$600

Net Interest Income. Net interest income of $128.7 million for the three months ended June 30, 2025 increased $0.6 million, compared with $128.1 million for the three months ended June 30, 2024. The increase reflected lower interest expense on deposits that was partially offset by lower interest income and higher interest expense on borrowings.

The interest rate spread of 2.33% for the three months ended June 30, 2025 decreased 12 basis points compared to 2.45% for the three months ended June 30, 2024. Our net interest margin decreased 16 basis points, to 2.83% for the three months ended June 30, 2025 compared to 2.99% for the three months ended June 30, 2024. The margin was negatively impacted by a significant shift in business mix, as highly profitable but lower-margin loans held for sale balances, consisting of primarily warehouse loans, grew by $622.7 million, or 18%, and warehouse repurchase agreements grew by $473.8 million, or 35%, while other higher-margin loans receivable balances contracted by a net of $964.1 million.

Interest Income. Interest income of $304.4 million for the three months ended June 30, 2025 decreased $23.9 million, or 7%, compared with $328.3 million for the three months ended June 30, 2024. This decrease primarily reflected lower average yields on higher average balances on loans and loans held for sale.

Interest income of $255.6 million on loans and loans held for sale for the three months ended June 30, 2025, decreased $28.8 million, or 10%, compared to $284.4 million for the three months ended June 30, 2024. The average loan balance of $14.8 billion for the three months ended June 30, 2025 increased $479.0 million, or 3%, compared to $14.3 billion for the three months ended June 30, 2024. The average yield on loans and loans held for sale decreased 105 basis points, to 6.92% for the three months ended June 30, 2025, compared to 7.97% for the three months ended June 30, 2024.

Interest income of $12.1 million on securities available for sale for the three months ended June 30, 2025, decreased $2.7 million, or 18%, compared to $14.8 million for the three months ended June 30, 2024. The average balance of $955.2 million decreased $84.2 million, or 8%, compared to $1.0 billion for the three months ended

Merchants Bancorp

June 30, 2024. The average yield decreased 64 basis points, to 5.08% for the three months ended June 30, 2025, compared to 5.72% for the three months ended June 30, 2024.

Interest income of $23.2 million on securities held to maturity for the three months ended June 30, 2025, increased $3.4 million, or 17%, compared to $19.8 million for the three months ended June 30, 2024. The average balance of $1.6 billion increased $412.0 million, or 36%, compared to $1.2 billion for the three months ended June 30, 2024. The average yield decreased 95 basis points, to 5.91% for the three months ended June 30, 2025, compared to 6.86% for the three months ended June 30, 2024. The increase in average balances was primarily due to purchases of senior investment securities backed by residential and healthcare loans retained as part of credit risk transfer securitization transactions originated by the Company.

Interest income of $5.3 million on mortgage loans in process of securitization for the three months ended June 30, 2025, increased $2.3 million, or 74%, compared to $3.0 million for the three months ended June 30, 2024. The average balance of $376.9 million increased $142.2 million, or 61%, compared to $234.7 million for the three months ended June 30, 2024. The average yield increased 42 basis points, to 5.64% for the three months ended June 30, 2025, compared to 5.22% for the three months ended June 30, 2024. The increase in average balance was primarily due to a higher origination volume of loans pending settlement for sale on the secondary market.

Interest Expense. Total interest expense of $175.7 million for the three months ended June 30, 2025, decreased $24.5 million, or 12%, compared to $200.2 million for the three months ended June 30, 2024. The decrease reflected lower average balances at lower average rates on certificates of deposit that were partially offset by higher average balances at lower average rates on borrowings.

Interest expense on deposits of $131.4 million decreased $48.3 million, or 27%, for the three months ended June 30, 2025, compared to $179.7 million for the three months ended June 30, 2024. The decrease primarily reflected lower average balances at lower average rates on certificates of deposit.

Interest expense of $35.4 million on certificates of deposit for the three months ended June 30, 2025, decreased $52.9 million, or 60%, compared to $88.3 million for the three months ended June 30, 2024. The decrease reflected lower average balances at lower rates. The average balance of $3.1 billion for the three months ended June 30, 2025, decreased $3.4 billion or 53%, compared to $6.5 billion for the three months ended June 30, 2024. The average interest rate decreased 84 basis points to 4.59% for the three months ended June 30, 2025, compared to 5.43% for three months ended June 30, 2024.

Interest expense of $60.8 million on interest-bearing checking accounts for the three months ended June 30, 2025, increased $2.7 million, or 5%, compared to $58.1 million for the three months ended June 30, 2024. The increase reflected higher average balances at lower rates. The average balance of $6.2 billion for the three months ended June 30, 2025, increased $1.2 billion, or 25%, compared to the three months ended June 30, 2024. The average interest rate decreased 78 basis points to 3.96% for the three months ended June 30, 2025, compared to 4.74% for three months ended June 30, 2024.

Interest expense of $44.3 million on borrowings for the three months ended June 30, 2025, increased $23.8 million, or 116%, compared to $20.5 million for the three months ended June 30, 2024. The increase was primarily due to higher average balances at lower rates of FHLB borrowings. There was a $2.4 billion, or 235%, increase in overall average borrowings to $3.5 billion at June 30, 2025, compared to $1.0 billion for the three months ended June 30, 2024. The average interest rate decreased 285 basis points to 5.15% for the three months ended June 30, 2025, compared to 8.00% for the three months ended June 30, 2024.

Included in interest expense on borrowings, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 4.92% and 7.53%, to an effective rate of 5.15% and 8.00% for the three months ended June 30, 2025 and 2024, respectively.

Merchants Bancorp

Provision for Credit Losses. We recorded a provision for credit losses of $53.0 million for the three months ended June 30, 2025, an increase of $43.1 million, or 432%, over the three months ended June 30, 2024.

The $53.0 million provision for credit losses consisted of $54.5 million for the ACL-Loans, net of a release of $1.1 million for the ACL-OBCE’s and $0.3 million for the release of reserves on the ACL-Guarantees, related to a loan securitization.

The ACL-Loans was $91.8 million, or 0.87% of total loans, at June 30, 2025, compared to $84.4 million, or 0.81% of total loans, at December 31, 2024, and $81.0 million, or 0.74%, at June 30, 2024. The increase compared to December 31, 2024 was driven by a $64.0 million increase in provision expense, primarily related to the multi-family portfolio, which was offset by $56.6 million in charge-offs. The increase compared to June 30, 2024 was primarily related an increase in provision expense for loans in the multi-family portfolio, which were partially offset by charge-offs. Additional details are provided in the Asset Quality portion of the Comparison of Financial Condition at June 30, 2025 and December 31, 2024 and in Note 4: Loans and Allowance for Credit Losses on Loans.

Noninterest Income.

	Three Months Ended June 30,
	2025	2024	Change Amount	Change %

	(Dollars in thousands)
Noninterest income:
Gain on sale of loans	$ 23,342	$ 11,168	$ 12,174	109%
Loan servicing fees, net	6,138	10,827	(4,689)	(43)%
Mortgage warehouse fees	2,039	1,524	515	34%
Syndication and asset management fees	9,707	3,233	6,474	200%
Other income	9,254	4,599	4,655	101%
Total noninterest income	$ 50,480	$ 31,351	$ 19,129	61%

Noninterest income of $50.5 million for the three months ended June 30, 2025 increased $19.1 million, or 61%, compared to $31.4 million for the three months ended June 30, 2024. The increase was primarily due to a $12.2 million, or 109%, increase in gain on sale of loans, a $6.5 million, or 200%, increase in syndication and asset management fees, and a $4.7 million, or 101%, increase in other income, partially offset by a $4.7 million, or 43%, decrease in loan servicing fees.

The $12.2 million, or 109%, increase in gain on sale of loans resulted from higher volume in the multi-family loan portfolio.

A summary of the gain on sale of loans for the three months ended June 30, 2025 and 2024 is below:

	Gain on Sale of Loans
	Three Months Ended June 30,
	2025	2024	Change Amount	Change %

	(In thousands)
Loan Type:
Multi-family	$19,815	$9,083	$10,732	118%
Single-family	2,428	524	1,904	363%
SBA	1,099	1,561	(462)	(30)%
Total	$23,342	$11,168	$12,174	109%

Merchants Bancorp

Syndication and asset management fees of $9.7 million for the three months ended June 30, 2025, increased $6.5 million, or 200%, compared to $3.2 million for the three months ended June 30, 2024. The increase was attributable to an increase in the amount of projects and funds managed in combination with new equity raises by our LIHTC syndication platform during the three months ended June 30, 2025 than the prior year.

Other noninterest income of $9.3 million for the three months ended June 30, 2025 increased $4.7 million, or 101%, compared to $4.6 million for the three months ended June 30, 2024. Other noninterest income included a $4.3 million positive adjustment to the fair value of floor derivatives for the three months ended June 30, 2025 compared to a $0.2 million positive fair value adjustment for the three months ended June 30, 2024. The floor derivatives are associated with arrangements whereby there is a guaranteed minimum interest rate the Company will receive on certain assets bearing variable interest rates. The change in value was driven largely by the change in market interest rates during the period. Also included in other noninterest income were changes in fair value on certain securities available for sale that the Company elected to account for under the fair value option, with changes in fair value reflected in earnings. The Company also has put options associated with these securities that provide protection against any change in value. By design, the fair value adjustments of the securities and the put options should be substantially equal and offsetting. For the three months ended June 30, 2025 there was a $7.5 million negative fair value adjustment on the securities that were offset by a $7.5 million positive fair value adjustment on the put options, hence having no net gain or loss recognized. Also see Note 2: Investment Securities, Note 11: Derivative Financial Instruments, and Note 12: Disclosures about Fair Value of Assets and Liabilities.

Loan servicing fees included a $0.3 million positive fair market value adjustment to servicing rights for the three months ended June 30, 2025, compared to a $5.1 million positive fair market value adjustment to servicing rights for the three months ended June 30, 2024.

Noninterest Expense.

	Three Months Ended June 30,
	2025	2024	Change Amount	Change %

	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$ 43,566	$ 28,373	$ 15,193	54%
Loan expense	1,142	993	149	15%
Occupancy and equipment	2,494	2,239	255	11%
Professional fees	3,159	3,556	(397)	(11)%
Deposit insurance expense	7,152	5,579	1,573	28%
Technology expense	2,446	1,859	587	32%
Credit risk transfer premium expense	4,767	2,294	2,473	108%
Other expense	12,611	5,487	7,124	130%
Total noninterest expense	$ 77,337	$ 50,380	$ 26,957	54%

Noninterest expense of $77.3 million for the three months ended June 30, 2025 increased $27.0 million, or 54%, compared to the three months ended June 30, 2024. The increase was due primarily to a due to a $15.2 million, or 54%, increase in salaries and employee benefits to support business growth, including $5.8 million for expenses associated with the addition of production staff, which is expected to continue to elevate production, gain on sale, and expenses in future quarters as well. A significant contributor to the increased expenses during the period was a $7.1 million rise in other expenses, primarily related to taxes, insurance, receiver expenses, and legal fees tied to preserving collateral for nonperforming loans. Additionally, noninterest expenses rose due to a $2.5 million increase in credit risk transfer premium expenses, stemming from credit default swaps executed in March and December 2024, and a swap upsize in June 2025. Deposit insurance expenses also grew by $1.6 million, or 28%, driven by a rise in underperforming assets and overall asset growth.

Merchants Bancorp

The efficiency ratio was at 43.16% for the three months ended June 30, 2025, compared with 31.59% for the three months ended June 30, 2024. The $16.9 million in total expenses associated with credit default swap premiums, the collateral preservation of nonperforming loans, and the addition of production staff had a negative 941 basis point impact on the efficiency ratio for the three months ended June 30, 2025.

Income Taxes. Income tax expense of $10.9 million for the three months ended June 30, 2025 decreased $11.9 million, or 52%, compared to the three months ended June 30, 2024, primarily due to a 51% decrease in pretax income period to period. The effective tax rate was 22.2% for the three months ended June 30, 2025 and 22.9% for the three months ended June 30, 2024.

Comparison of Operating Results for the Six Months Ended June 30, 2025 and 2024

General. Net income of $96.2 million for the six months ended June 30, 2025 decreased $67.2 million, or 41%, compared to the six months ended June 30, 2024. The decrease was primarily due to a $46.1 million increase in the provision for credit losses, a $39.7 million increase in noninterest expense, and a $4.3 million decrease in net interest income, partially offset by a $20.9 million decrease in the provision for income taxes and a $1.9 million increase in noninterest income.

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

	Six Months Ended June 30,
	2025			2024
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-bearing deposits, and other	$525,295	$15,658	6.01%	$392,297	$11,770	6.03%
Securities available for sale	958,109	24,453	5.15%	1,062,251	29,172	5.52%
Securities held to maturity	1,607,747	47,524	5.96%	1,178,401	40,321	6.88%
Mortgage loans in process of securitization	327,440	9,047	5.57%	186,298	4,764	5.14%
Loans and loans held for sale	14,291,643	494,921	6.98%	13,921,063	556,419	8.04%
Total interest-earning assets	17,710,234	591,603	6.74%	16,740,310	642,446	7.72%
Allowance for credit losses on loans	(88,797)			(74,000)
Noninterest-earning assets	790,186			637,322
Total assets	$18,411,623			$17,303,632

Liabilities/Equity:

Interest-bearing checking	$5,644,414	$111,454	3.98%	$5,002,758	$118,816	4.78%
Savings deposits	145,757	23	0.03%	173,561	238	0.28%
Money market	3,376,524	69,643	4.16%	2,802,859	66,850	4.80%
Certificates of deposit	3,228,989	74,196	4.63%	6,115,292	164,769	5.42%
Total interest-bearing deposits	12,395,684	255,316	4.15%	14,094,470	350,673	5.00%
Borrowings	3,290,854	85,372	5.23%	874,017	36,598	8.42%
Total interest-bearing liabilities	15,686,538	340,688	4.38%	14,968,487	387,271	5.20%
Noninterest-bearing deposits	335,459			331,709
Noninterest-bearing liabilities	208,509			217,241
Total liabilities	16,230,506			15,517,437
Equity	2,181,117			1,786,195
Total liabilities and equity	$18,411,623			$17,303,632
Net interest income		$250,915			$255,175
Interest rate spread			2.36%			2.52%
Net interest-earning assets	$2,023,696			$1,771,823
Net interest margin			2.86%			3.07%
Average interest-earning assets to average interest-bearing liabilities			112.90%			111.84%

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

Merchants Bancorp

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Six Months Ended June 30, 2025
	compared to June 30, 2024
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(In thousands)
Interest income
Interest-bearing deposits, and other	$3,990	$(102)	$3,888
Securities available for sale	(2,860)	(1,859)	(4,719)
Securities held to maturity	14,691	(7,488)	7,203
Mortgage loans in process of securitization	3,609	674	4,283
Loans and loans held for sale	14,812	(76,310)	(61,498)
Total interest income	34,242	(85,085)	(50,843)
Interest expense
Deposits
Interest-bearing checking	15,239	(22,601)	(7,362)
Savings deposits	(38)	(177)	(215)
Money market deposits	13,682	(10,889)	2,793
Certificates of deposit	(77,768)	(12,805)	(90,573)
Total Deposits	(48,885)	(46,472)	(95,357)
Borrowings	101,201	(52,427)	48,774
Total interest expense	52,316	(98,899)	(46,583)
Net interest income	$(18,074)	$13,814	$(4,260)

Net Interest Income. Net interest income of $250.9 million for the six months ended June 30, 2025 decreased $4.3 million, or 2%, compared to $255.2 million for the six months ended June 30, 2024. The decrease reflected lower interest income and higher interest expense on borrowings that was partially offset by lower interest expense on deposits.

The interest rate spread of 2.36% for the six months ended June 30, 2025, decreased 16 basis points compared to 2.52% for the six months ended June 30, 2024. Our net interest margin decreased 21 basis points, to 2.86% for the six months ended June 30, 2025 from 3.07% for the six months ended June 30, 2024. The margin was negatively impacted by a significant shift in business mix, as highly profitable but lower-margin loans held for sale balances, consisting of primarily warehouse loans, grew by $622.7 million, or 18%, and warehouse repurchase agreements grew by $473.8 million, or 35%, while other higher-margin loans receivable balances contracted by a net of $964.1 million.

Interest Income. Interest income of $591.6 million for the six months ended June 30, 2025 decreased $50.8 million, or 8%, compared to $642.4 million for the six months ended June 30, 2024. This decrease was primarily attributable to lower average yields on higher average balances on loans and loans held for sale, partially offset by higher average balances at lower average yields on securities held to maturity.

Interest income of $494.9 million on loans and loans held for sale for the six months ended June 30, 2025, decreased $61.5 million , or 11%, compared to $556.4 million for the six months ended June 30, 2024. The average loan balance during the six months ended June 30, 2025 increased $370.6 million, or 3%, to $14.3 billion compared to $13.9 billion for the six months ended June 30, 2024, and the average yield on loans decreased 106 basis points, to 6.98% for the six months ended June 30, 2025, compared to 8.04% for the six months ended June 30, 2024.

Interest income of $24.5 million on securities available for sale for the six months ended June 30, 2025, decreased $4.7 million, or 16%, compared to $29.2 million for the six months ended June 30, 2024. The average balance of securities available for sale decreased $104.1 million, or 10%, to $1.0 billion compared to $1.1 billion for the six

Merchants Bancorp

months ended June 30, 2025, and the average yield decreased 37 basis points, to 5.15% for the for the six months ended June 30, 2025, compared to 5.52% for the six months ended June 30, 2024.

Interest income of $47.5 million on securities held to maturity for the six months ended June 30, 2025, increased $7.2 million, or 18%, compared to $40.3 million for the six months ended June 30, 2024. The average balance of securities held to maturity for the six months ended June 30, 2025 increased $429.3 million, or 36%, to $1.6 billion compared to $1.2 billion for the six months ended June 30, 2024. The average yield on securities held to maturity decreased 92 basis points, to 5.96%, for the six months ended June 30, 2025, reflecting lower variable rates, compared to 6.88% for the six months ended June 30, 2024.

Interest income of $15.7 million on interest-bearing deposits, and other for the six months ended June 30, 2025, increased $3.9 million, or 33%, compared to $11.8 million for the six months ended June 30, 2024. The average balance of interest-earning deposits and other increased $133.0 million, or 34%, to $525.3 million for the six months ended June 30, 2025, from $392.3 million for the six months ended June 30, 2024, and the average yield decreased 2 basis points, to 6.01%, for the six months ended June 30, 2025, compared to 6.03% for the six months ended June 30, 2024.

Interest Expense. Total interest expense of $340.7 million for the six months ended June 30, 2025 decreased $46.6 million, or 12%, compared to $387.3 million for the six months ended June 30, 2024. The lower interest expense reflects a shift towards borrowings that has become a more cost-effective option than utilizing brokered certificates of deposit, in addition to growth in lower-cost, interest-bearing checking accounts.

Interest expense on deposits of $255.3 million for the six months ended June 30, 2025 decreased $95.4 million, or 27%, compared to $350.7 million for the six months ended June 30, 2024. The decrease was primarily due to lower average balances and lower average rates for certificate of deposit accounts and higher average balances at lower average rates on interest-bearing checking accounts.

Interest expense of $74.2 million on certificates of deposit for the six months ended June 30, 2025, decreased $90.6 million, or 55%, compared to $164.8 million for the six months ended June 30, 2024. The average balance of certificate of deposit accounts was $3.2 billion for the six months ended June 30, 2025, a decrease of $2.9 billion, compared to $6.1 billion for the six months ended June 30, 2024. The average rate on certificate of deposit accounts was 4.63% for the six months ended June 30, 2025, which was a 79 basis point decrease compared to 5.42% for the six months ended June 30, 2024.

Interest expense of $111.5 million on interest-bearing checking accounts for the six months ended June 30, 2025, decreased $7.4 million, or 6%, compared to the six months ended June 30, 2024. The average balance of interest-bearing checking accounts of $5.6 billion for the six months ended June 30, 2025 increased $641.7 million, or 13%, compared to $5.0 billion for the six months ended June 30, 2024. The average rate on interest-bearing checking accounts was 3.98% for the six months ended June 30, 2025, which was an 80 basis point decrease compared to 4.78% for the six months ended June 30, 2024.

Interest expense of $69.6 million on money market accounts for the six months ended June 30, 2025, increased $2.8 million, or 4%, compared to the six months ended June 30, 2024. The average balance of money market accounts of $3.4 billion for the six months ended June 30, 2025 increased $573.7 million compared to $2.8 billion for the six months ended June 30, 2024. The average rate on money market accounts was 4.16% for the six months ended June 30, 2025, which was a 64 basis point decrease compared to 4.80% for the six months ended June 30, 2024.

Interest expense of $85.4 million on borrowings for the six months ended June 30, 2025, increased $48.8 million, or 133%, compared to $36.6 million for the six months ended June 30, 2024. The increase was primarily due to a $2.4 billion, or 277%, increase in average balances, partially offset by a decrease of 319 basis points in the average rate of borrowings, to 5.23% compared to 8.42% for the six months ended June 30, 2024.

Merchants Bancorp

Included in interest expense on borrowings, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earning generated. As a result, the cost of borrowings increased from a base rate of 5.00% and 7.93%, to an effective rate of 5.23% and 8.42% for the six months ended June 30, 2025 and 2024, respectively.

Provision for Credit Losses. We recorded a provision for credit losses of $60.8 million for the six months ended June 30, 2025, an increase of $46.1 million, or 314%, compared to $14.7 million for the six months ended June 30, 2024. The increases in provision expenses and charge-offs compared to both periods were primarily associated with estimated declines on multi-family property values, after receiving new appraisals, and the ongoing investigation of borrowers involved in mortgage fraud or suspected fraud. The increases were also attributable to certain types of subordinated loans that the Company no longer offers to borrowers. The subordinated loans have been largely identified and evaluated for potential losses that have either been included in the provision for credit losses as specific reserves or charged off.

The $60.8 million provision for credit losses consisted of $64.0 million for the ACL-Loans, net of a release of $2.8 million for the ACL-OBCE’s and $0.4 million for the release of reserves on the ACL-Guarantees, related to a loan securitization.

Noninterest Income.

	Six Months Ended June 30,
	2025	2024	Change Amount	Change %

	(Dollars in thousands)
Noninterest income:
Gain on sale of loans	$ 34,961	$ 20,524	$ 14,437	70%
Loan servicing fees, net	10,148	30,229	(20,081)	(66)%
Mortgage warehouse fees	3,552	2,506	1,046	42%
Loss on sale of investments available for sale	-	(108)	108	(100)%
Syndication and asset management fees	13,096	8,536	4,560	53%
Other income	12,416	10,538	1,878	18%
Total noninterest income	$ 74,173	$ 72,225	$ 1,948	3%

Noninterest income of $74.2 million for the six months ended June 30, 2025 increased $1.9 million, or 3%, compared to the six months ended June 30, 2024. The increase was primarily due to a $14.4 million, or 70%, increase in gain on sale of loans, a $4.6 million, or 53%, increase in syndication and asset management fees, and a $1.9 million, or 18%, increase in other noninterest income, partially offset by a decrease of $20.1 million, or 66% in loan servicing fees compared to the six months ended June 30, 2024.

The $14.4 million, or 70%, increase in gain on sale of loans resulted from higher volume in the multi-family loan portfolio.

Merchants Bancorp

A summary of the gain on sale of loans for the six months ended June 30, 2025 and 2024 is below:

	Gain on Sale of Loans
	Six Months Ended June 30,
	2025	2024	Change Amount	Change %

	(In thousands)
Loan Type:
Multi-family	$29,940	$17,506	$12,434	71%
Single-family	2,634	804	1,830	228%
Small Business Association (SBA)	2,387	2,214	173	8%
Total	$34,961	$20,524	$14,437	70%

Syndication and asset management fees of $13.1 million for the six months ended June 30, 2025, increased $4.6 million, or 53%, compared to $8.5 million for the six months ended June 30, 2024. The increase was attributable to an increase in the amount of projects and funds managed in combination with new equity raises by our LIHTC syndication platform during the six months ended June 30, 2025 than the prior year.

Other noninterest income of $12.4 million for the six months ended June 30, 2025 increased $1.9 million, or 18%, compared to $10.5 million for the six months ended June 30, 2024. Other noninterest income included a $2.1 million positive fair value adjustment to the floor derivatives for the six months ended June 30, 2025 compared to a $2.5 million positive fair value adjustment for the six months ended June 30, 2024. The floor derivatives are associated with arrangements whereby there is a guaranteed minimum interest rate the Company will receive on certain assets bearing variable interest rates. The change in value was driven largely by the change in market interest rates during the period. Also included in other noninterest income were changes in fair value on certain securities available for sale that the Company elected to account for under the fair value option, with changes in fair value reflected in earnings. The Company also has put options associated with these securities that provide protection against any change in value. By design, the fair value adjustments of the securities and the put options should be substantially equal and offsetting. For the six months ended June 30, 2025 there was a $1.3 million negative fair value adjustment on the securities that were offset by a $1.3 million positive fair value adjustment on the put options, hence having no net gain or loss recognized. Also see Note 2: Investment Securities, Note 11: Derivative Financial Instruments, and Note 12: Disclosures about Fair Value of Assets and Liabilities.

Loan servicing fees included a $0.5 million negative fair market value adjustment to servicing rights for the six months ended June 30, 2025, compared to a $19.0 million positive fair market value adjustment to servicing rights for the six months ended June 30, 2024.

Noninterest Expense.

	Six Months Ended June 30,
	2025	2024	Change Amount	Change %

	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$ 79,985	$ 57,969	$ 22,016	38%
Loan expense	1,940	1,949	(9)	—
Occupancy and equipment	4,845	4,476	369	8%
Professional fees	6,053	7,655	(1,602)	(21)%
Deposit insurance expense	14,380	10,704	3,676	34%
Technology expense	4,820	3,713	1,107	30%
Credit risk transfer premium expense	8,629	2,294	6,335	276%
Other expense	18,349	10,532	7,817	74%
Total noninterest expense	$ 139,001	$ 99,292	$ 39,709	40%

Merchants Bancorp

Noninterest expense of $139.0 million for the six months ended June 30, 2025 increased $39.7 million, or 40%, compared to $99.3 million for the six months ended June 30, 2024. The increase was due primarily to a due to a $22.0 million, or 38%, increase in salaries and employee benefits to support business growth, including $8.3 million for expenses associated with the addition of production staff, which is expected to continue to elevate production, gain on sale, and expenses in future quarters as well. A significant contributor to the increased expenses during the period was a $7.8 million rise in other expenses, primarily related to taxes, insurance, receiver expenses, and legal fees tied to preserving collateral for nonperforming loans. Additionally, noninterest expenses rose due to a $6.3 million increase in credit risk transfer premium expenses, stemming from credit default swaps executed in March and December 2024, and a swap upsize in June 2025. Deposit insurance expenses also grew by $3.7 million, or 34%, driven by a rise in underperforming assets and overall asset growth.

The efficiency ratio was at 42.76% for the six months ended June 30, 2025, compared with 30.33% for the six months ended June 30, 2024. The $23.2 million in total expenses associated with credit default swap premiums, the collateral preservation of nonperforming loans, and the addition of production staff had a negative 714 basis point impact on the efficiency ratio for the six months ended June 30, 2025.

Income Taxes. Income tax expense of $29.1 million for the six months ended June 30, 2025 decreased $20.9 million, or 42%, compared to $50.0 million for the six months ended June 30, 2024. The decrease reflected a 41% lower pre-tax income during the six months ended June 30, 2025. The effective tax rate was 23.2% for the six months ended June 30, 2025 and 23.4% for the six months ended June 30, 2024.

Our Segments

We operate in three primary segments: Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. The reportable segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company.

The Multi-family Mortgage Banking segment originates and services government sponsored mortgages for multi-family and healthcare facilities through Merchants Capital. Merchants Capital is also a fully integrated syndicator of low-income housing tax credit and debt funds. As one of the top ranked agency affordable lenders in the nation, our licenses with Fannie Mae, Freddie Mac, and FHA, coupled with our bank financing products, provide sponsors with custom beginning-to-end financing solutions that adapt to an ever-changing market. We are also one of the largest Ginnie Mae servicers in the country based on aggregate loan principal value. As of June 30, 2025 the Company’s total servicing portfolio had an unpaid principal balance of $31.0 billion, primarily managed in the Multi-family Mortgage Banking segment. Included in this amount was an unpaid principal balance of loans serviced for others of $18.7 billion, an unpaid principal balance of loans sub-serviced for others of $4.2 billion, and other servicing balances of $0.7 billion at June 30, 2025. These loans are not included in the accompanying balance sheets. The Company also manages $7.4 billion of loans for customers that have loans on the balance sheet at June 30, 2025. The servicing portfolio primarily consists of Ginnie Mae, Fannie Mae, and Freddie Mac loans and is a significant source of our noninterest income and deposits.

Our Mortgage Warehousing segment funds agency eligible loans for non-depository financial institutions from the date of origination or purchase until the date of sale to an investor, which typically takes less than 30 days and is a significant source of our net interest income, loans, and deposits. Mortgage Warehousing has grown to fund over $33.0 billion in 2023, $45.6 billion in 2024, and $28.1 billion for the six months ended June 30, 2025. Mortgage Warehousing also provides commercial loans and collects deposits related to the mortgage escrow accounts of its customers.

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

For the three months ended June 30, 2025 and 2024, we had total net income of $38.0 million and $76.4 million, respectively. For the six months ended June 30, 2025 and 2024, we had total net income of $96.2 million and $163.4 million, respectively. Net income for our three segments for the respective periods was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Multi-family Mortgage Banking	$9,269	$9,037	$12,682	$25,646
Mortgage Warehousing	22,986	22,270	38,384	42,460
Banking	14,574	52,378	61,681	108,803
Other	(8,848)	(7,292)	(16,527)	(13,462)

Total	$37,981	$76,393	$96,220	$163,447

Multi-family Mortgage Banking.

Comparison of results for the three months ended June 30, 2025 and 2024:

The Multi-family Mortgage Banking segment reported net income of $9.3 million for the three months ended June 30, 2025, an increase of $0.2 million, or 3%, compared to the three months ended June 30, 2024. The increase in net income was primarily due to a $9.0 million increase in gain on sale of loans, $6.5 million increase in syndication and asset management fees, partially offset by an increase of $12.9 million in noninterest expense that included $5.8 million

Merchants Bancorp

associated with the addition of production staff, who are expected to elevate production, gain on sale, and expenses in future quarters as well.

Loan servicing fees included a $0.7 million positive fair market value adjustment to servicing rights for the three months ended June 30, 2025 compared to a $4.5 million positive fair market value adjustment for the three months ended June 30, 2024.

The total volume of loans originated and acquired through our Multi-family business increased by $352.8 million, or 33%, to $1.4 billion, for the three months ended June 30, 2025, compared to $1.1 billion for the three months ended June 30, 2024. It includes construction loans coupled with agreements for future permanent loan refinancing, as well as bridge loans housed in our Banking segment, while borrowers await conversion to permanent financing. It also includes loans originated and acquired for sale in the secondary market.

Comparison of results for the six months ended June 30, 2025 and 2024:

The Multi-family Mortgage Banking segment reported net income of $12.7 million for the six months ended June 30, 2025, a decrease of $13.0 million or 51%, from the $25.6 million of net income reported for the six months ended June 30, 2024. The decrease in net income was primarily due to a $17.9 million increase in noninterest expense that included $8.3 million associated with the addition of production staff, who are expected to elevate production, gain on sale, and expenses in future quarters as well, as well a $15.3 million decrease in loan servicing fees. These increases were partially offset by increases of $9.6 million in gain on sale of loans and $5.5 million in syndication and asset management fees.

Loan servicing fees for the six months ended June 30, 2025 included a positive fair market value adjustment of $1.2 million on servicing rights, compared to a positive fair market value adjustment of $17.7 million for the six months ended June 30, 2024.

The volume of loans originated and acquired through our Multi-family business increased by $390.5 million, or 20%, to $2.4 billion, for the six months ended June 30, 2025, compared to $2.0 billion for the six months ended June 30, 2024. It includes construction loans coupled with agreements for future permanent loan refinancing, as well as bridge loans housed in our Banking segment, while borrowers await conversion to permanent financing. It also includes loans originated and acquired for sale in the secondary market.

Mortgage Warehousing.

Comparison of results for the three months ended June 30, 2025 and 2024:

The Mortgage Warehousing segment reported net income of $23.0 million for the three months ended June 30, 2025, an increase of $0.7 million, or 3%, compared to $22.3 million for the three months ended June 30, 2024. The increase in net income reflected an increase in other noninterest income partially offset by an increase in noninterest expense related to premiums for credit risk transfers, and an increase in provision for credit losses.

Noninterest income included a $4.3 million positive fair market value adjustment to derivatives for the three months ended June 30, 2025, compared to a $0.2 million positive fair market value adjustment to derivatives for the three months ended June 30, 2024.

The volume of loans funded during the three months ended June 30, 2025 amounted to $16.3 billion, an increase of $5.4 billion, or 49%, compared to the three months ended June 30, 2024. This compared to the 28% industry increase in single-family residential loan volumes for the three months ended June 30, 2025 compared to the same period in 2024, according to an estimate of industry volume by the Mortgage Bankers Association.

Merchants Bancorp

Comparison of results for the six months ended June 30, 2025 and 2024:

The Mortgage Warehousing segment reported net income for the six months ended June 30, 2025 of $38.4 million, a decrease of $4.1 million, or 10%, compared to $42.5 million for the six months ended June 30, 2024. The decrease in net income primarily reflects an increase in noninterest expense reflecting premiums related to credit risk transfers.

Noninterest income included a $2.1 million positive fair market value adjustment to derivatives for the six months ended June 30, 2025, compared to a $2.5 million positive fair market value adjustment to derivatives for the six months ended June 30, 2024.

The volume of loans funded during the six months ended June 30, 2025 amounted to $28.1 billion, an increase of $9.3 billion, or 49%, compared to the six months ended June 30, 2024. This compared to the 16% industry increase in single-family residential loan volumes for the six months ended June 30, 2025 compared to the same period in 2024, according to an estimate of industry volume by the Mortgage Bankers Association.

Banking.

Comparison of results for the three months ended June 30, 2025 and 2024:

The Banking segment reported net income of $14.6 million for the three months ended June 30, 2025, a decrease of $37.8 million, or 72%, compared to $52.4 million for the three months ended June 30, 2024. The decrease in net income was primarily due to the increase in provision for credit losses, partially offset by an increase in gain on sale of loans.

Noninterest income for the three months ended June 30, 2025 included a $0.5 million negative fair market value adjustment on servicing rights, compared to a $0.6 million positive fair market value adjustment for the three months ended June 30, 2024.

Comparison of results for the six months ended June 30, 2025 and 2024:

The Banking segment reported net income of $61.7 million for the six months ended June 30, 2025, a decrease of $47.1 million, or 43%, compared to $108.8 million for the six months ended June 30, 2024. The decrease in net income was primarily due to the increase in provision for credit losses.

Noninterest income for the six months ended June 30, 2025 included a negative fair market value adjustment of $1.7 million on servicing rights, compared to a positive fair market value adjustment of $1.3 million for the six months ended June 30, 2024.

The Bank has established a limit with respect to its commercial real estate loans whereby it will not increase its commercial real estate portfolio at any time during a calendar year by more than 10% from the balance at its prior calendar year-end.

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

Merchants Bancorp

At June 30, 2025, based on collateral, we had $5.0 billion in available unused borrowing capacity with the FHLB and the Federal Reserve discount window. This compared to $4.3 billion at December 31, 2024. While the amounts available fluctuate daily, we also had available capacity lines through our membership in the AFX. This liquidity enhances the Company’s ability to effectively manage interest expense and asset levels in the future.

The Company’s most liquid assets are in cash, short-term investments, including interest-bearing demand deposits, mortgage loans in process of securitization, loans held for sale, and warehouse lines of credit included in loans receivable. Taken together with its unused borrowing capacity of $5.0 billion described above, these totaled $11.9 billion, or 62%, of its $19.1 billion total assets at June 30, 2025. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our liquid assets and borrowing capacity significantly exceed our uninsured deposits. Uninsured deposits represent 24% of total Bank deposits. Our line of credit with the Federal Reserve Bank of Chicago, alone, could fund 106% of uninsured deposits. Since 2018, the Company has offered its customers an opportunity to insure balances in excess of $250,000 through our insured cash sweep program that extends FDIC protection up to $100 million. The balance of deposits in this program was $1.4 billion and $1.6 billion as of June 30, 2025 and December 31, 2024, respectively.

The Company’s investment portfolio has minimal levels of unrealized losses and management does not anticipate a need to sell securities for liquidity purposes at a loss. As of June 30, 2025, AOCL of $0.2 million, related to securities available for sale increased $0.1 million, or 86%, compared to AOCL of $0.1 million as of December 31, 2024. The $0.2 million of AOCL as of June 30, 2025 represented less than 1% of total equity and 1% of total securities available for sale

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $26.9 million and $(332.7) million for the six months ended June 30, 2025 and 2024, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities and loans, was $ (27.2) million and $(1.0) billion for the six months ended June 30, 2025 and 2024, respectively. Net cash provided by financing activities, which is comprised primarily of net change in borrowings and deposits was $170.9 million and $1.3 billion for the six months ended June 30, 2025 and 2024, respectively. Most variability within our cash flow comes from loan growth and sale activity. As discussed in detail throughout this section and Capital Resources, the Company has numerous funding sources to cover volatility in cash flow for operating and financing needs through our cash, investments, borrowing capacity, deposit base and capital resources.

Certificates of deposit that are scheduled to mature in less than one year from June 30, 2025 totaled $2.3 billion, or 98%, of total certificates of deposit. Of the $2.3 billion in total, there were $1.3 billion classified as core deposits. Management expects that a substantial portion of the maturing core certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances, the Federal Reserve discount window, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

At June 30, 2025, we had $3.9 billion in outstanding commitments to extend credit that are subject to credit risk and $3.6 billion outstanding commitments subject to certain performance criteria and cancellation by the Company, including loans pending closing, unfunded construction draws, and unfunded lines of warehouse credit. We anticipate

Merchants Bancorp

that we will have sufficient funds available to meet our current loan origination commitments. Additionally, the Company’s business model is designed to continuously sell a significant portion of its loans, which provides flexibility in managing its liquidity.

Capital Resources.

The access to and cost of funding new business initiatives, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs and the level and nature of regulatory oversight depend, in part, on our capital position. The Company filed a shelf registration statement on Form S-3 with the SEC on May 23, 2025, which was declared effective on June 4, 2025, under which we can issue up to $500 million aggregate offering amount of registered securities to finance our growth objectives.  The Company has demonstrated its ability to raise capital or utilize securitization transactions to free up capital as needed.

The assessment of capital adequacy depends on a number of factors, including asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to our current operations and to promote public confidence in our Company.

Shareholders’ Equity. Total shareholders’ equity was $2.2 billion as of June 30, 2025. The $58.7 million or 3%, decrease compared to December 31, 2024 resulted primarily from the redemption of 6% Series B Preferred Stock for $125.0 million and dividends paid on common and preferred shares of $29.7 million during the period, which were partially offset by net income of $96.2 million. See Note 14: Preferred Stock for more details on the Series B redemption.

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

Dividends declared to preferred shareholders for the six months ended June 30, 2025, totaled $10.3 million. For more information, see Note 14: Preferred Stock.

Common Shares/Dividends. As of June 30, 2025, the Company had 45,885,458 common shares issued and outstanding. The Board declared a quarterly dividend of $0.10 per share for the first two quarters of 2025.

Capital Adequacy.

The following tables present the Company’s capital ratios at June 30, 2025 and December 31, 2024:

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2025
Total capital(1) (to risk-weighted assets)
Company	$2,280,183	13.4%	$1,788,568	10.5%	$—	N/A	%
Merchants Bank	2,233,591	13.1%	1,787,326	10.5%	1,702,216	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	2,176,150	12.8%	1,447,889	8.5%	—	N/A	%
Merchants Bank	2,129,558	12.5%	1,446,883	8.5%	1,361,772	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,624,860	9.5%	1,192,379	7.0%	—	N/A	%
Merchants Bank	2,129,558	12.5%	1,191,551	7.0%	1,106,440	6.5%
Tier I capital(1) (to average assets)
Company	2,176,150	11.5%	948,810	5.0%	—	N/A	%
Merchants Bank	2,129,558	11.3%	945,850	5.0%	945,850	5.0%
(1)	As defined by regulatory agencies.

Merchants Bancorp

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2024
Total capital(1) (to risk-weighted assets)
Company	$2,334,479	13.9%	$1,767,835	10.5%	$—	N/A	%
Merchants Bank	2,165,193	12.9%	1,763,982	10.5%	1,679,983	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	2,234,658	13.3%	1,431,105	8.5%	—	N/A	%
Merchants Bank	2,065,372	12.3%	1,427,985	8.5%	1,343,986	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,562,524	9.3%	1,178,557	7.0%	—	N/A	%
Merchants Bank	2,065,372	12.3%	1,175,988	7.0%	1,091,989	6.5%
Tier I capital(1) (to average assets)
Company	2,234,658	12.1%	925,180	5.0%	—	N/A	%
Merchants Bank	2,065,372	11.2%	922,006	5.0%	922,006	5.0%

(1)	As defined by regulatory agencies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Merchants Bank to maintain minimum amounts and ratios (set forth in the table above). Management believes, as of June 30, 2025 and December 31, 2024, that the Company and Merchants Bank met all capital adequacy requirements to which they were subject. For additional information regarding dividend restrictions, see the Company’s 2024 Annual Report on Form 10–K.

As of June 30, 2025 and December 31, 2024, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or Merchants Bank’s category and as of June 30, 2025, the Bank’s capital exceeded the levels agreed to in the MOU.

Additionally, the Bank has established a minimum leverage ratio of 9.0% and a minimum total capital ratio of 12.5%.

The Company’s principal source of funds for dividend payments to shareholders is dividends received from the Bank. Banking statutes and regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under Indiana law, the Bank may not pay a dividend if such dividend would be greater than retained net income (as defined) for the current year plus those for the previous two years. Additionally,

Merchants Bancorp

under the MOU, if the Bank’s capital ratios fall below the minimums described above, the Bank may not pay dividends without the FDIC and DFI’s prior consent.

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

Merchants Bancorp

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

The following table presents NII at Risk for Merchants Bank as of June 30, 2025 and December 31, 2024.

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
June 30, 2025:
Dollar change	$(84,289)	$(44,357)	$42,895	$85,982
Percent change	(15.9)%	(8.3)%	8.1%	16.2%

December 31, 2024:
Dollar change	$(63,859)	$(34,202)	$34,088	$68,263
Percent change	(12.2)%	(6.5)%	6.5%	13.1%

Our interest rate risk management policy objective is to limit the change in our net interest income to 20% for a +/- 100 basis point move in interest rates, and 30% for a +/- 200 basis point move in rates. At June 30, 2025 we estimated that we were within policy limits set by our board of directors for the -200, -100, +100, and +200 basis point scenarios.

The EVE results for Merchants Bank included in the following table reflect the analysis used quarterly by management. It models immediate -200, -100, +100 and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
June 30, 2025:
Dollar change	$54,849	$36,112	$2,604	$4,897
Percent change	2.6%	1.7%	0.1%	0.2%

December 31, 2024:
Dollar change	$12,188	$14,762	$(1,118)	$(2,990)
Percent change	0.6%	0.7%	(0.1)%	(0.1)%

Our interest rate risk management policy objective is to limit the change in our EVE to 15% for a +/- 100 basis point move in interest rates, and 20% for a +/- 200 basis point move in rates. We are within policy limits set by our board of directors for the -200, -100, +100 and +200 basis point scenarios. The EVE reported at June 30, 2025 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

Non-GAAP Financial Measures

Merchants Bancorp

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

	June 30,
	2025	2024

	(Dollars in thousands)
Total equity	$ 2,184,632	$ 1,888,147
Less: goodwill and intangibles	(8,062)	(8,108)
Less: preferred stock	(551,291)	(449,387)
Tangible common shareholders' equity	$ 1,625,279	$ 1,430,652

Assets	$ 19,141,204	$ 18,212,422
Less: goodwill and intangibles	(8,062)	(8,108)
Tangible assets	$ 19,133,142	$ 18,204,314

Ending common shares	45,885,458	45,757,567

Tangible book value per common share	$ 35.42	$ 31.27

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective.

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

Merchants Bancorp

Date:	August 11, 2025	By:	/s/ Michael F. Petrie
Michael F. Petrie
Chairman & Chief Executive Officer

Date:	August 11, 2025	By:	/s/ Sean A. Sievers
Sean A. Sievers Chief Financial Officer
(Principal Financial Officer)