Form 10-Q
period 2025-09-30
Merchants Bancorp
filed 2025-11-07
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October 31, 2025, the latest practicable date, 45,889,238 shares of the registrant’s common stock, without par value, were issued and outstanding.

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

ACL-OBCE: allowance for credit losses-off-balance sheet credit exposures

AFX: American Financial Exchange

Agency: government agency

AOCL: accumulated other comprehensive loss

ARM: adjustable-rate mortgage

ASC: FASB’s Accounting Standards Codification

ASU: FASB Accounting Standards Update

Bank: Merchants Bank of Indiana

CCO: Chief Credit Officer

CDS: credit default swap(s)

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

MOU: Memorandum of Understanding

N/A: not applicable

NASDAQ: NASDAQ Capital Market

REMIC: real estate mortgage investment conduit

ROU: right of use

SBA: Small Business Administration

SEC: Securities and Exchange Commission

SOFR: Secured Overnight Financing Rate

SPE: Special Purpose Entity

Treasury: US Department of Treasury

TLM: troubled loan modification

VIE: variable interest entity

Part I – Financial Information

Item 1. Financial Statements

Merchants Bancorp

Condensed Consolidated Balance Sheets

September 30, 2025 (Unaudited) and December 31, 2024

(In thousands, except share data)

	September 30,	December 31,
	2025	2024*
Assets
Cash and due from banks	$11,566	$10,989
Interest-earning demand accounts	586,470	465,621
Cash and cash equivalents	598,036	476,610
Securities purchased under agreements to resell	1,529	1,559
Mortgage loans in process of securitization	414,786	428,206
Securities available for sale ($591,379 and $635,946 utilizing fair value option, respectively)	885,070	980,050
Securities held to maturity (fair value of $1,670,306 and $1,664,674, respectively)	1,670,555	1,664,686
Federal Home Loan Bank (FHLB) stock and other equity securities	217,850	217,804
Loans held for sale (includes $112,832 and $78,170 at fair value, respectively)	4,129,329	3,771,510
Loans receivable, net of allowance for credit losses on loans of $93,330 and $84,386, respectively	10,515,221	10,354,002
Premises and equipment, net	75,148	58,617
Servicing rights	213,156	189,935
Interest receivable	82,445	83,409
Goodwill	8,014	8,014
Other assets and receivables	543,508	571,330
Total assets	$19,354,647	$18,805,732
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$399,814	$239,005
Interest-bearing	13,534,891	11,680,971
Total deposits	13,934,705	11,919,976
Borrowings	2,902,631	4,386,122
Deferred tax liabilities	28,973	25,289
Other liabilities	262,904	231,035
Total liabilities	17,129,213	16,562,422
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 75,000,000 shares
Issued and outstanding - 45,889,238 shares at September 30, 2025 and 45,767,166 shares at December 31, 2024	242,371	240,313
Preferred stock, without par value - 5,000,000 total shares authorized
6% Series B Preferred stock - $1,000 per share liquidation preference
Authorized - no shares at September 30, 2025 and 125,000 shares at December 31, 2024
Issued and outstanding - no shares at September 30, 2025 and 125,000 shares (equivalent to 5,000,000 depositary shares) at December 31, 2024	—	120,844
6% Series C Preferred stock - $1,000 per share liquidation preference
Authorized - 200,000 shares
Issued and outstanding - 196,181 shares (equivalent to 7,847,233 depositary shares)	191,084	191,084
8.25% Series D Preferred stock - $1,000 per share liquidation preference
Authorized - 300,000 shares
Issued and outstanding - 142,500 shares (equivalent to 5,700,000 depositary shares)	137,459	137,459
7.625% Series E Preferred stock - $1,000 per share liquidation preference
Authorized - 230,000 shares
Issued and outstanding - 230,000 shares (equivalent to 9,200,000 depositary shares)	222,748	222,748
Retained earnings	1,431,983	1,330,995
Accumulated other comprehensive loss	(211)	(133)
Total shareholders' equity	2,225,434	2,243,310
Total liabilities and shareholders' equity	$19,354,647	$18,805,732

*Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Income (Unaudited)

For the Three and Nine Months Ended September 30, 2025 and 2024

(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest Income
Loans	$254,101	$290,259	$749,022	$846,678
Mortgage loans in process of securitization	5,308	4,062	14,355	8,826
Investment securities:
Available for sale	11,880	14,855	36,333	44,027
Held to maturity	22,427	22,081	69,951	62,402
FHLB stock and other equity securities (dividends)	4,265	3,128	13,278	5,249
Other	3,798	4,543	10,443	14,192
Total interest income	301,779	338,928	893,382	981,374
Interest Expense
Deposits	139,744	165,675	395,060	516,348
Short-term borrowings	25,926	31,601	96,271	50,435
Long-term borrowings	8,051	8,831	23,078	26,595
Total interest expense	173,721	206,107	514,409	593,378
Net Interest Income	128,058	132,821	378,973	387,996
Provision for credit losses	29,239	6,898	89,993	21,589
Net Interest Income After Provision for Credit Losses	98,819	125,923	288,980	366,407
Noninterest Income
Gain on sale of loans	24,671	16,731	59,632	37,255
Loan servicing fees, net	7,986	(1,509)	18,134	28,720
Mortgage warehouse fees	1,736	1,620	5,288	4,126
Losses on sale of investments available for sale (includes $0, $0, $0 and $(108), respectively, related to accumulated other comprehensive loss reclassifications)	—	—	—	(108)
Syndication and asset management fees	4,864	1,834	17,960	10,370
Other income	3,757	(1,934)	16,173	8,604
Total noninterest income	43,014	16,742	117,187	88,967
Noninterest Expense
Salaries and employee benefits	44,152	35,218	124,137	93,187
Loan expense	1,263	1,114	3,203	3,063
Occupancy and equipment	2,453	2,231	7,298	6,707
Professional fees	3,371	3,439	9,424	11,094
Deposit insurance expense	9,376	8,981	23,756	19,685
Technology expense	2,608	2,068	7,428	5,781
Credit risk transfer premium expense	4,194	2,079	12,823	4,373
Other expense	9,833	6,188	28,182	16,720
Total noninterest expense	77,250	61,318	216,251	160,610
Income Before Income Taxes	64,583	81,347	189,916	294,764
Provision for income taxes (includes $0, $0, $0 and $26, respectively, of income tax benefit related to accumulated other comprehensive loss reclassifications)	9,882	20,074	38,995	70,044
Net Income	$54,701	$61,273	$150,921	$224,720
Dividends on preferred stock	(10,265)	(7,757)	(30,796)	(24,181)
Impact of preferred stock redemption	—	—	(5,371)	(1,823)
Net Income Allocated to Common Shareholders	44,436	53,516	114,754	198,716
Basic Earnings Per Share	$0.97	$1.17	$2.50	$4.46
Diluted Earnings Per Share	$0.97	$1.17	$2.50	$4.45
Weighted-Average Shares Outstanding
Basic	45,887,143	45,759,667	45,865,167	44,549,432
Diluted	45,950,216	45,910,052	45,931,518	44,696,107

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three and Nine Months Ended September 30, 2025 and 2024

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Income	$54,701	$61,273	$150,921	$224,720
Other Comprehensive Income:
Net unrealized gains (losses) on investment securities available for sale, net of tax (expense) benefit of $(11), $(191), $25 and $(784), respectively	36	606	(78)	2,502
Add: Reclassification adjustment for losses included in net income, net of tax benefit of $0, $0, $0 and $26, respectively	—	—	—	82
Other comprehensive income (loss) for the period	36	606	(78)	2,584
Comprehensive Income	$54,737	$61,879	$150,843	$227,304

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three and Nine Months Ended September 30, 2025 and 2024

(In thousands, except share data)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025		2024		2025		2024
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance beginning of period	45,885,458	$241,452	45,757,567	$238,492	45,767,166	$240,313	43,242,928	$140,365
Distribution to employee stock ownership plan	-	-	-	-	30,802	1,124	23,414	997
Issuance of common stock, net of $5.5 million in offering expenses	-	-	-	-	-	-	2,400,000	97,655
Shares issued for stock compensation plans, net of taxes withheld to satisfy tax obligations	3,780	919	6,456	956	91,270	934	97,681	431
Balance end of period	45,889,238	242,371	45,764,023	239,448	45,889,238	242,371	45,764,023	239,448

7% Series A Preferred Stock
Balance beginning of period	-	-	-	-	-	-	2,081,800	50,221
Redemption of 7% Series A preferred stock	-	-	-	-	-	-	(2,081,800)	(50,221)
Balance at beginning and end of period	-	-	-	-	-	-	-	-

6% Series B Preferred Stock
Balance beginning of period	-	-	125,000	120,844	125,000	120,844	125,000	120,844
Redemption of 6% Series B preferred stock	-	-	-	-	(125,000)	(120,844)	-	-
Balance at end of period	-	-	125,000	120,844	-	-	125,000	120,844

6% Series C Preferred Stock
Balance at beginning and end of period	196,181	191,084	196,181	191,084	196,181	191,084	196,181	191,084

8.25% Series D Preferred Stock
Balance at beginning and end of period	142,500	137,459	142,500	137,459	142,500	137,459	142,500	137,459

7.625% Series E Preferred Stock
Balance at beginning and end of period	230,000	222,748	-	-	230,000	222,748	-	-

Retained Earnings
Balance beginning of period		1,392,136		1,200,778		1,330,995		1,063,599
Net income		54,701		61,273		150,921		224,720
Dividends on 7% Series A preferred stock, $1.75 per share, annually		-		-		-		(910)
Dividends on 6% Series B preferred stock, $60.00 per share, annually		-		(1,875)		-		(5,625)
Dividends on 6% Series C preferred stock, $60.00 per share, annually		(2,942)		(2,943)		(8,828)		(8,829)
Dividends on 8.25% Series D preferred stock, $82.50 per share, annually		(2,939)		(2,939)		(8,817)		(8,817)
Dividends on 7.625% Series E preferred stock, $76.25 per share, annually		(4,384)		-		(13,151)		-
Dividends on common stock, $0.40 per share, annually in 2025 and $0.36 per share, annually in 2024		(4,589)		(4,118)		(13,766)		(12,139)
Impact of 7% Series A preferred stock redemption		-		-		-		(1,823)
Impact of 6% Series B preferred stock redemption		-		-		(4,156)		-
Excise tax on preferred stock redemption		-		-		(1,215)		-
Balance end of period		1,431,983		1,250,176		1,431,983		1,250,176

Accumulated Other Comprehensive Loss
Balance beginning of period		(247)		(510)		(133)		(2,488)
Other comprehensive (loss) income		36		606		(78)		2,584
Balance end of period		(211)		96		(211)		96

Total shareholders' equity		$2,225,434		$1,939,107		$2,225,434		$1,939,107

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2025 and 2024

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities:
Net income	$150,921	$224,720
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,305	2,254
Provision for credit losses	89,993	21,589
Loss on sale of securities	—	108
Gain on sale of loans	(59,632)	(37,255)
Proceeds from sales of loans	30,313,269	20,431,500
Loans and participations originated and purchased for sale	(30,418,390)	(21,133,175)
Proceeds from sale of low-income housing tax credits	3,106	53,043
Purchases of low-income housing tax credits for sale	(42,736)	(56,006)
Change in servicing rights for paydowns and fair value adjustments	5,877	(5,573)
Net change in:
Mortgage loans in process of securitization	13,420	(320,367)
Other assets and receivables	(30,791)	(16,512)
Other liabilities	20,600	7,647
Other	8,709	2,726
Net cash provided by (used in) operating activities	56,651	(825,301)
Investing activities:
Net change in securities purchased under agreements to resell	30	70
Purchases of securities available for sale	(544,282)	(501,610)
Purchases of securities held to maturity	(259,580)	(155,268)
Purchases of equity securities	—	(30,000)
Purchases of mortgage servicing rights	(12,928)	—
Proceeds from the sale of securities available for sale	—	9,983
Proceeds from calls, maturities and paydowns of securities available for sale	649,948	663,756
Proceeds from calls, maturities and paydowns of securities held to maturity	253,852	139,045
Purchases of loans	(50,071)	(84,963)
Net change in loans receivable	(599,152)	(646,304)
Proceeds from loans held for sale previously classified as loans receivable	386,604	70,431
Purchase of FHLB stock	(46)	(105,866)
Proceeds from sale of FHLB stock	—	394
Purchases of premises and equipment	(17,139)	(12,116)
Purchase of limited partnership interests	(19,604)	(13,009)
Net cash paid on sale of branches	—	(170,594)
Other investing activities	4,012	5,288
Net cash used in investing activities	(208,356)	(830,763)
Financing activities:
Net change in deposits	1,802,482	(939,738)
Proceeds from borrowings	216,447,587	108,976,878
Repayment of borrowings	(217,921,771)	(106,356,226)
Proceeds from notes payable	—	6,878
Proceeds from issuance of common stock	—	97,655
Payment of credit linked notes	(10,605)	(23,535)
Repurchase of preferred stock	—	(52,044)
Dividends	(44,562)	(36,320)
Net cash provided by financing activities	273,131	1,673,548
Net Change in Cash and Cash Equivalents	121,426	17,484
Cash and Cash Equivalents, Beginning of Period	476,610	584,422
Cash and Cash Equivalents, End of Period	$598,036	$601,906
Supplemental Cash Flows Information:
Interest paid	$516,161	$582,091
Income taxes paid, net of refunds	47,731	58,763
Reduction in commitment payable for limited partnership interest of LLCs	2,752	—
Liabilities accrued for additions in premises and equipment	1,714	2,436
Liabilities accrued for excise tax on preferred stock repurchase	1,215	—
Change in prepaid assets for preferred stock repurchase	125,000	—

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

The accompanying unaudited condensed consolidated balance sheets of the Company as of December 31, 2024, which has been derived from audited consolidated financial statements, and unaudited condensed consolidated financial statements of the Company as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024, were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company as of and for the year ended December 31, 2024 in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report on Form 10-K.

All adjustments, which are of a normal recurring nature and are in the opinion of management necessary for a fair statement of the results for the periods reported, have been included in the accompanying unaudited condensed consolidated financial statements. All interim amounts have not been audited and the results of operations for the three and nine months ended September 30, 2025, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of and for the period ended September 30, 2025 and 2024 include results from the Company, and its wholly owned subsidiaries, Merchants Bank, FMBI (until its branches were sold and its bank charter merged into Merchants Bank on January 26, 2024), and MAM. Also included are Merchants Bank’s primary operating subsidiaries, MCC, MCS, and MCI, as well as all direct and indirectly owned subsidiaries owned by Merchants Bancorp.

The results of Merchants Foundation, Inc., a nonprofit corporation, are consolidated with the Company’s unaudited condensed consolidated financial statements in all periods presented.

In addition, when the Company makes an equity investment in or has a relationship with an entity for which it holds a variable interest, it is evaluated for consolidation requirements under ASC Topic 810. Accordingly, the Company assesses the entities for potential consolidation as a VIE and would only consolidate those entities for which it is the primary beneficiary. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the entity, and an interest that could be significant to the entity. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size and form of the Company’s involvement with the entity are evaluated. Alternatively, under the voting interest model, it would only consolidate those entities for which it has a controlling interest.

The Company holds a variable interest in an investment for which it is the primary beneficiary, and its results have been consolidated in all periods presented. The investment is recorded on the unaudited condensed consolidated balance sheets in other assets and the significant liabilities in borrowings. Additionally, the Company has certain variable interest investments that it was deemed not to be the primary beneficiary of as of September 30, 2025 and December 31, 2024. These VIEs are not consolidated and the equity method or proportional amortization method of accounting has been applied. The Company will analyze whether the primary beneficiary designation has changed through triggering events on a prospective basis. Changes in facts and circumstances occurring since the previous

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

primary beneficiary determination will be considered as part of this ongoing assessment. See Note 8: Variable Interest Entities (VIEs) for additional information about VIEs.

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

Restricted Cash

Included in cash equivalents is an account restricted as collateral for the potential risk of loss on senior credit linked notes issued by the Company in March 2023. The balance of the notes as of September 30, 2025 and December 31, 2024 was $76.9 million and $87.6 million, respectively. As of September 30, 2025 and December 31, 2024, there was $83.8 million and $33.5 million, respectively, in restricted cash held in a separate account included in the total of interest-earning demand accounts on the unaudited condensed consolidated balance sheets. Also see Note 10: Borrowings.

Reclassifications

Certain reclassifications have been made to the 2024 unaudited condensed consolidated financial statements to conform to the unaudited condensed consolidated financial statement presentation as of and for the three and nine months ended September 30, 2025. These reclassifications had no effect on net income.

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

FASB ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued an ASU that will require a public business entity’s disclosures to include an enhanced tabular tax rate reconciliation. The update will also require all public entities disclose income tax expense

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

and taxes paid broken down by federal, state, and foreign with a disaggregation for jurisdictions that exceed 5% of income for taxes paid.

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

Note 2:   Investment Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities available for sale and held to maturity were as follows:

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available for sale:
Treasury notes	$30,578	$22	$—	$30,600
Federal Agencies	259,819	4	296	259,527
Mortgage-backed - Government Agency (2) - multi-family	3,571	—	7	3,564
Mortgage-backed - Non-Agency - residential - fair value option (1)	399,567	—	—	399,567
Mortgage-backed - Agency - residential - fair value option (1)	191,812	—	—	191,812
Total securities available for sale	$885,347	$26	$303	$885,070
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$460,623	$—	$1,154	$459,469
Mortgage-backed - Non-Agency - residential	733,208	1,677	104	734,781
Mortgage-backed - Non-Agency - healthcare	464,997	—	5	464,992
Mortgage-backed - Agency - multi-family	11,727	—	663	11,064
Total securities held to maturity	$1,670,555	$1,677	$1,926	$1,670,306

FHLB and other equity securities (3)	$217,850
(1)	Fair value option securities represent securities which the Company has elected to carry at fair value with changes in the fair value recognized in earnings as they occur.
(2)	Agency includes government sponsored entities, such as Fannie Mae, Freddie Mac, Ginnie Mae, FHLB and FCB.
(3)	The Company reports the carrying value utilizing the measurement alternative election, reflecting any impairments or other adjustments if observable price changes occur for identical or similar investments of the same issuer.

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

Accrued interest on securities available for sale totaled $4.7 million at September 30, 2025 and $4.9 million at December 31, 2024, and is excluded from the estimate of credit losses.

Accrued interest on securities held to maturity totaled $5.6 million at September 30, 2025 and $5.8 million at December 31, 2024, and is excluded from the estimate of credit losses.

The amortized cost and fair value of securities available for sale at September 30, 2025 and December 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Securities available for sale:
Within one year	$55,397	$55,422	$89,898	$90,006
After one through five years	235,000	234,705	253,218	252,936
	290,397	290,127	343,116	342,942
Mortgage-backed - Agency - multi-family	3,571	3,564	1,162	1,162
Mortgage-backed - Non-Agency residential - fair value option	399,567	399,567	430,779	430,779
Mortgage-backed - Agency - residential - fair value option	191,812	191,812	205,167	205,167
	$885,347	$885,070	$980,224	$980,050
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$460,623	$459,469	$592,053	$590,891
Mortgage-backed - Non-Agency - residential	733,208	734,781	526,242	528,038
Mortgage-backed - Non-Agency - healthcare	464,997	464,992	534,538	534,912
Mortgage-backed - Agency - multi-family	11,727	11,064	11,853	10,833
	$1,670,555	$1,670,306	$1,664,686	$1,664,674

During the three and nine months ended September 30, 2025, no securities available for sale were sold. During the three months ended September 30, 2024, no securities available for sale were sold. During the nine months ended September 30, 2024, the Company received proceeds of $10.0 million and recognized a net loss of $108,000 from sales of securities available for sale, which consisted of $10,000 in gains and $118,000 of losses.

The following tables show the Company’s gross unrealized losses and fair value of the Company’s investment securities with unrealized losses for which an ACL has not been recorded, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025 and December 31, 2024:

	September 30, 2025
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Securities available for sale:
Federal Agencies	$234,704	$296	$—	$—	$234,704	$296
Mortgage-backed - Agency	3,564	7	—	—	3,564	7
	$238,268	$303	$—	$—	$238,268	$303

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

In evaluating securities available for sale in unrealized loss positions for credit losses and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized losses on the Company’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. There were no credit-related factors underlying unrealized losses on available for sale debt securities at September 30, 2025 and December 31, 2024.

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

The Company has a held to maturity mortgage-backed security with an amortized cost value of $460.6 million and fair value of $459.5 million at September 30, 2025, acquired via a mortgage securitization transaction facilitated by the Company, which has experienced delinquencies in some of the underlying loans. As of September 30, 2025, 24% of the portfolio was delinquent. The underlying loans in the securitization have an average loan-to-value ratio of 63%. Additionally, the security is a senior tranche that has credit protection from the first 15.9% of losses. The Company continues to receive timely interest payments on this security, which is current as of September 30, 2025. The Company is not expected to have credit losses based on the loan-to-value of the underlying loans, its credit protection and expected cash flows. However, given the delinquencies on some of the underlying loans, the Company has classified the security

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

as Special Mention as of September 30, 2025. All other securities held to maturity were classified as Pass as of September 30, 2025. All securities held to maturity were classified as Pass as of December 31, 2024. No allowance for credit losses were recorded for this, or any other non-agency security, as of September 30, 2025 and December 31, 2024.

Note 3:   Mortgage Loans in Process of Securitization

Mortgage loans in process of securitization are recorded at fair value with changes in fair value recorded in earnings. These include multi-family rental real estate loan originations to be sold as Ginnie Mae mortgage-backed securities and Fannie Mae and Freddie Mac participation certificates, all of which are pending settlement under firm investor commitments to purchase the securities, typically occurring within 30 days. The aggregate positive fair value adjustment recorded in mortgage loans in process of securitization was $3.9 million and $4.1 million as of September 30, 2025 and December 31, 2024, respectively.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest separately from the related loan balance on the unaudited condensed consolidated balance sheets. Accrued interest on loans totaled $49.5 million and $51.9 million at September 30, 2025 and December 31, 2024, respectively.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Typical investors are large financial institutions or government agencies. Interest earned from the time of funding to the time of sale is recognized as interest income as accrued. Warehouse fees are accrued as noninterest income.

Loan Portfolio Summary

Loans receivable at September 30, 2025 and December 31, 2024 include:

	September 30,	December 31,
	2025	2024

	(In thousands)
Mortgage warehouse repurchase agreements(4)	$1,645,884	$1,446,068
Residential real estate(1)	1,008,979	1,322,853
Multi-family financing	4,877,477	4,624,299
Healthcare financing	1,476,046	1,484,483
Commercial and commercial real estate(2)(3)(4)	1,514,445	1,476,211
Agricultural production and real estate	84,824	77,631
Consumer and margin loans	896	6,843
Loans Receivable	10,608,551	10,438,388
Less:
ACL-Loans	93,330	84,386

Loans Receivable, net	$10,515,221	$10,354,002

(1)	Includes $0.8 billion and $1.2 billion of All-in-One© first-lien home equity lines of credit at September 30, 2025 and December 31, 2024, respectively.

(2)	Includes $0.9 billion and $0.9 billion revolving lines of credit collateralized primarily by single-family mortgage servicing rights as of September 30, 2025 and December 31, 2024, respectively.

(3)	Includes only $19.6 million and $18.7 million of non-owner occupied commercial real estate as of September 30, 2025 and December 31, 2024, respectively.

(4)	The warehouse portfolio is exclusively made up of loans to residential and multi-family mortgage bankers that are funding agency-eligible mortgages and commercial loans, which represent all of the Company’s loans to non-depository institutions.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Multi-Family Financing (MF FIN): The Company specializes in originating multi-family financing that can be Market Rate or Affordable. The portfolio includes loans for construction, acquisition, refinance, or permanent financing. Loans are typically secured by real estate mortgages, assignment of LIHTCs, and/or equity interest in the underlying properties. All loans are assessed and reviewed at a minimum based on borrower strength/experience, historical property performance, market trends, projected financial performance with regards to intended strategy, and source of repayment. Independent third-party reports are used to ensure legal conformity and support valuations of the assets. Exit strategies and sources of repayment are provided through the secondary market via governmental programs, strategic refinances, LIHTC equity installments, and cashflow from the properties. Repayment of these loans may include refinancing to a permanent loan or sale of the property, as well as successful operation of a business or property and the borrower’s cash flows. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economy in the related market area. Interest rate risk is mitigated by borrower purchased rate caps, interest reserves, liquidity covenants, and forward commitments from GSEs. These loans are well-collateralized and underwritten to agency guidelines. Loans included in this segment typically carry a base rate of 30-day SOFR that adjusts on a monthly basis, and a margin. The Company focuses on loan classes that are government backed or can be sold in the secondary market.

Healthcare Financing (HC FIN): The healthcare financing portfolio includes customized loan products for independent living, assisted living, memory care and skilled nursing projects. A variety of loan products are available to accommodate rehabilitation, acquisition, and refinancing of healthcare properties. Credit risk in these loans is primarily driven by local demographics and the expertise of the operators of the facilities. Repayment of these loans may include refinancing to a permanent loan or sale of the property, as well as successful operation of a business or property and the borrower’s cash flows. These loans are well-collateralized and underwritten to agency guidelines. Loans included in this segment typically carry a base rate of 30-day SOFR that adjusts on a monthly basis, and a margin. The Company focuses on loan classes that are government backed or can be sold in the secondary market.

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

The following tables present, by loan portfolio segment, the activity in the ACL-Loans for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$4,914	$4,511	$63,471	$6,344	$11,860	$637	$74	$91,811
Provision for credit losses	(479)	220	22,653	6,812	1,836	17	(63)	30,996
Loans charged to the allowance	—	—	(27,630)	—	(1,870)	—	—	(29,500)
Recoveries of loans previously charged-off	—	—	—	—	23	—	—	23
Balance, end of period	$4,435	$4,731	$58,494	$13,156	$11,849	$654	$11	$93,330

	Three Months Ended September 30, 2024
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$3,616	$6,323	$34,412	$23,522	$12,591	$489	$75	$81,028
Provision for credit losses	(414)	129	12,745	(7,119)	209	13	11	5,574
Loans charged to the allowance	—	—	(1,933)	—	(127)	—	—	(2,060)
Recoveries of loans previously charged-off	—	2	—	—	5	—	—	7
Balance, end of period	$3,202	$6,454	$45,224	$16,403	$12,678	$502	$86	$84,549

The Company recorded a total provision for credit losses of $29.2 million for the three months ended September 30, 2025. The $29.2 million total provision for credit losses consisted of $31.0 million for the ACL-Loans as shown above, net of $1.8 million for the release on reserves on the ACL-OBCE’s.

The Company recorded a total provision for credit losses of $6.9 million for the three months ended September 30, 2024. The $6.9 million total provision for credit losses consisted of $5.6 million for the ACL-Loans as shown above and $2.1 million for the ACL-OBCE’s, net of $0.7 million for the release of reserves on the ACL-Guarantees, related to a loan securitization.

	Nine Months Ended September 30, 2025
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$3,816	$5,942	$55,126	$8,562	$10,293	$539	$108	$84,386
Provision for credit losses	619	(1,211)	79,701	12,091	3,745	115	(97)	94,963
Loans charged to the allowance	—	—	(76,333)	(7,497)	(2,240)	—	—	(86,070)
Recoveries of loans previously charged-off	—	—	—	—	51	—	—	51
Balance, end of period	$4,435	$4,731	$58,494	$13,156	$11,849	$654	$11	$93,330

	Nine Months Ended September 30, 2024
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$2,070	$7,323	$26,874	$22,454	$12,243	$619	$169	$71,752
FMBI's ACL for loans sold	—	(55)	(186)	(2)	(92)	(246)	(12)	(593)
Provision for credit losses	1,132	(829)	23,818	(6,049)	1,674	129	(71)	19,804
Loans charged to the allowance	—	—	(5,282)	—	(1,155)	—	—	(6,437)
Recoveries of loans previously charged-off	—	15	—	—	8	—	—	23
Balance, end of period	$3,202	$6,454	$45,224	$16,403	$12,678	$502	$86	$84,549

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recorded a total provision for credit losses of $90.0 million for the nine months ended September 30, 2025. The $90.0 million total provision for credit losses consisted of $95.0 million for the ACL-Loans as shown above, net of $4.6 million for the release of reserves on the ACL-OBCE’s and $0.4 million for the release of reserves on the ACL-Guarantees, related to a loan securitization.

The Company recorded a total provision for credit losses of $21.6 million for the nine months ended September 30, 2024. The $21.6 million total provision for credit losses consisted of $19.8 million for the ACL-Loans as shown above, $3.1 million for the ACL-OBCE’s, net of $0.7 million for the release of reserves on the ACL-Guarantees, related to a loan securitization, and $0.6 million for the release of FMBI’s ACL-Loans for loans sold.

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

The table below presents the amortized cost basis and ACL-Loans allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL-Loans Allocation

	(In thousands)
RES RE	$7,303	$—	$—	$7,303	$37
MF FIN	307,977	—	—	307,977	25,460
HC FIN	101,363	—	—	101,363	7,017
CML & CRE	8,770	—	883	9,653	685
AG & AGRE	181	4	—	185	2
Total collateral dependent loans	$425,594	$4	$883	$426,481	$33,201

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the credit risk profile of the Company’s loans receivable portfolio based on internal risk rating category and origination or extension year as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	TOTAL

	(In thousands)
MTG WHRA
Pass	$—	$—	$—	$—	$—	$—	$1,645,884	$1,645,884
Total	$—	$—	$—	$—	$—	$—	$1,645,884	$1,645,884
RES RE
Pass	$43,270	$34,729	$26,198	$7,369	$4,969	$21,829	$863,312	$1,001,676
Substandard	—	—	—	22	—	129	7,152	7,303
Total	$43,270	$34,729	$26,198	$7,391	$4,969	$21,958	$870,464	$1,008,979
MF FIN
Pass	$916,026	$717,584	$294,311	$54,361	$21,178	$8,590	$2,469,270	$4,481,320
Special Mention	26,896	57,566	—	—	—	2,309	1,409	88,180
Substandard	35,425	13,666	140,354	91,203	—	—	27,329	307,977
Total	$978,347	$788,816	$434,665	$145,564	$21,178	$10,899	$2,498,008	$4,877,477
Charge-offs	$—	$—	$25,069	$47,614	$—	$3,650	$—	$76,333
HC FIN
Pass	$768,087	$15,009	$46,263	$63,088	$—	$—	$421,691	$1,314,138
Special Mention	38,505	16,100	—	—	—	—	5,940	60,545
Substandard	18,057	31,539	25,600	—	20,317	—	5,850	101,363
Total	$824,649	$62,648	$71,863	$63,088	$20,317	$—	$433,481	$1,476,046
Charge-offs	$—	$—	$—	$—	$5,296	$2,201	$—	$7,497
CML & CRE
Pass	$51,415	$50,462	$45,215	$61,529	$36,070	$31,466	$1,221,732	$1,497,889
Special Mention	3,297	—	827	1,384	1,176	143	76	6,903
Substandard	—	250	226	621	8,533	23	—	9,653
Total	$54,712	$50,712	$46,268	$63,534	$45,779	$31,632	$1,221,808	$1,514,445
Charge-offs	$—	$266	$254	$160	$1,560	$—	$—	$2,240
AG & AGRE
Pass	$10,929	$15,731	$7,129	$4,581	$2,851	$20,241	$23,088	$84,550
Special Mention	89	—	—	—	—	—	—	89
Substandard	—	—	4	181	—	—	—	185
Total	$11,018	$15,731	$7,133	$4,762	$2,851	$20,241	$23,088	$84,824
CON & MAR
Pass	$120	$226	$17	$6	$1	$—	$526	$896
Total	$120	$226	$17	$6	$1	$—	$526	$896

Total Pass	$1,789,847	$833,741	$419,133	$190,934	$65,069	$82,126	$6,645,503	$10,026,353
Total Special Mention	$68,787	$73,666	$827	$1,384	$1,176	$2,452	$7,425	$155,717
Total Substandard	$53,482	$45,455	$166,184	$92,027	$28,850	$152	$40,331	$426,481
Total Loans	$1,912,116	$952,862	$586,144	$284,345	$95,095	$84,730	$6,693,259	$10,608,551
Total Charge-offs	$—	$266	$25,323	$47,774	$6,856	$5,851	$—	$86,070

The table above excludes two multi-family loans, rated as Special Mention, totaling $14.4 million and classified as held for sale at September 30, 2025. The Company did not have any material revolving loans converted to term loans that were not re-underwritten at September 30, 2025.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Delinquent Loans

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans receivable as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(Dollars in thousands)
MTG WHRA	$—	$—	$—	$—	$1,645,884	$1,645,884
RES RE	3,006	2,831	3,048	8,885	1,000,094	1,008,979
MF FIN	8,391	11,850	203,870	224,111	4,653,366	4,877,477
HC FIN	21,248	—	67,867	89,115	1,386,931	1,476,046
CML & CRE	—	—	2,434	2,434	1,512,011	1,514,445
AG & AGRE	—	31	4	35	84,789	84,824
CON & MAR	—	—	—	—	896	896
	$32,645	$14,712	$277,223	$324,580	$10,283,971	$10,608,551
	—%	—%	3%	3%	97%	100%

The table above excludes one multi-family loan of $11.7 million, 30-59 days past due, classified as held for sale that was past due as of September 30, 2025.

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

Nonperforming Loans and Assets

Nonaccrual loans, including modified loans to borrowers experiencing financial difficulty that have not met the six-month minimum performance criterion, are reported as nonperforming loans. For all loan classes, it is the Company’s policy to have any modified loans which are on nonaccrual status prior to being modified, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is doubtful under the terms of the loan agreement. Generally, this is at 90 days or more past due. Interest income of $0 and $0.1 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

and $1.0 million for the three and nine months ended September 30, 2024, respectively, which was collected when a loan paid off and was recognized on nonaccrual financial assets at the time of payoff.

The following table presents the Company’s nonperforming loans and nonperforming assets at September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing

	(In thousands)
RES RE	$7,303	$—	$6,154	$—
MF FIN	211,567	—	201,508	—
HC FIN	60,824	16,100	69,001	—
CML & CRE	2,470	—	3,047	—
AG & AGRE	4	—	6	6
	$282,168	$16,100	$279,716	$6

The Company did not have any loans classified as held for sale on nonaccrual or past due as of September 30, 2025. The table above excludes one residential real estate loan, classified as held for sale, on nonaccrual at December 31, 2024, totaling $0.1 million.

The Company did not have any nonaccrual loans without an estimated ACL at September 30, 2025 or December 31, 2024.

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

The following tables present the amortized cost basis of loans at September 30, 2025 and 2024 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2025 and 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

		Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
	Payment Delay	Term Extension	Combination - Term Extension and Payment Delay	Total Class of Financing Receivable	% of Total Class of Financing Receivable	Payment Delay	Term Extension	Combination - Term Extension and Payment Delay	Total Class of Financing Receivable	% of Total Class of Financing Receivable

	(In thousands)						(In thousands)
MF FIN	$—	$33,453	$7,698	$41,151	1%	$—	$58,695	$40,235	$98,930	2%
HC FIN	—	37,305	9,057	46,362	3%	—	37,305	9,057	46,362	3%
CML & CRE	—	595	—	595	—%	—	595	178	773	—%
Total	$—	$71,353	$16,755	$88,108	1%	$—	$96,595	$49,470	$146,065	1%

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30, 2024					Nine Months Ended September 30, 2024
	Payment Delay	Term Extension	Combination - Term Extension and Payment Delay	Total Class of Financing Receivable	% of Total Class of Financing Receivable	Payment Delay	Term Extension	Combination - Term Extension and Payment Delay	Total Class of Financing Receivable	% of Total Class of Financing Receivable

	(In thousands)						(In thousands)
MF FIN	$4,346	$13,400	$—	$17,746	—%	$38,545	$55,853	$—	$94,398	2%
HC FIN	10,114	—	—	10,114	1%	10,114	4,235	—	14,349	1%
Total	$14,460	$13,400	$—	$27,860	—%	$48,659	$60,088	$—	$108,747	1%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty. Loans with risk classifications of Pass and Special Mention were part of the pooled loan ACL analysis. Loans classified as Substandard or worse were individually evaluated for credit losses and specific reserves were established, if applicable. During the three and nine months ended September 30, 2025, there were no specific reserves recorded on troubled loan modifications disclosed herein. The Company has committed to lend no additional amounts to the borrowers included in the table below.

Three Months Ended September 30, 2025
	Term Extension	Combination - Term Extension and Payment Delay
Loan Type	Financial Effect	Financial Effect
MF FIN	Added a weighted average 11 months.	Term extension and forbearance added a weighted average of 4 months.
HC FIN	Added a weighted average 8 months.	Term extension and forbearance added a weighted average of 14 months.
CML & CRE	Added a weighted average 60 months.

Nine Months Ended September 30, 2025
	Term Extension	Combination - Term Extension and Payment Delay
Loan Type	Financial Effect	Financial Effect
MF FIN	Added a weighted average 10 months.	Term extension and forbearance added a weighted average of 5 months.
HC FIN	Added a weighted average 8 months.	Term extension and forbearance added a weighted average of 14 months.
CML & CRE	Added a weighted average 60 months.	Term extension added a weighted average of 61 months and forbearance added a weighted average of 12 months.

Three Months Ended September 30, 2024
	Term Extension	Payment Delay
Loan Type	Financial Effect	Financial Effect
MF FIN	Added a weighted average 4 months.	Forbearance average of 5 months.
HC FIN		Forbearance average of 6 months.

Nine Months Ended September 30, 2024
	Term Extension	Payment Delay
Loan Type	Financial Effect	Financial Effect
MF FIN	Added a weighted average 22 months.	Forbearance average of 7 months.
HC FIN	Added a weighted average 12 months.	Forbearance average of 6 months.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months as of September 30, 2025:

		30 - 89 Days	90+ Days	Total
	Current	Past Due	Past Due	Loans

	(In thousands)
MF FIN	$98,930	$—	$—	$98,930
HC FIN	46,362	—	—	46,362
CML & CRE	773	—	—	773
Total	$146,065	$—	$—	$146,065

During the nine months ended September 30, 2025, there were no payment defaults on loans to borrowers whose loans were modified due to financial difficulties within the previous twelve months.

Foreclosures

There were $3.0 million in residential loans in the process of foreclosure as of September 30, 2025 and there were $1.9 million in process of foreclosure as of December 31, 2024.

Significant Loan Sales

On July 31, 2025, the Company completed a $237.0 million securitization of one multi-family mortgage loan through a Freddie Mac-sponsored Q-Series transaction. The transfer of this loan was accounted for as a sale for financial reporting purposes, in accordance with ASC 860, and a $300,000 gain on sale was recognized. The Company was retained as the mortgage sub-servicer for Freddie Mac for the single loan. Beyond sub-servicing the loan, the Company’s ongoing involvement in this transaction is limited to customary obligations of loan sales, including any material breach in representation. In connection with this transaction, a mortgage servicing right of $497,000 was established.

Loans Purchased

The Company purchased $50.1 million and $85.0 million of loans during the nine months ended September 30, 2025 and 2024, respectively.

Loan Guarantees

The Company issues instruments, in the normal course of business with customers, that are considered financial guarantees. Standby letters of credit guarantees are issued in connection with agreements made by customers to counterparties. Standby letters of credit are contingent upon failure of the customer to perform the terms of the underlying contract. Credit risk associated with the standby letters of credit is essentially the same as that associated with extending loans to customers and is subject to normal credit policies. The terms of these standby letters of credit range from less than one to eight years. These commitments are not recorded in the unaudited condensed consolidated financial statements. The total for these guarantees at September 30, 2025 and December 31, 2024 was $193.4 million and $204.7 million, respectively.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental Cash Flow Information

Supplemental cash flow information related to loans is presented in the table below.

	Nine Months Ended September 30,
	2025	2024

	(In thousands)
Cash Flow Statement
Supplemental cash flow information:
Transfer of loans to other real estate owned	$—	$90
Investments received in securitization of loans sold	3,583	534,538
Deposits received upon loan origination	189,206	—
Transfer of loans from loans held for sale to loans receivable	18,429	61,500
Transfer of loans from loans receivable to loans held for sale	386,604	604,969

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

The Company also has a pool of investments that are held for sale and are accounted for at the lower of cost or market. These investments include projects that are awaiting syndication in LIHTC funds through the Company’s MCI subsidiary. The investments are included in other assets on the unaudited condensed consolidated balance sheets.

The Company is the primary beneficiary in one of its joint venture investments, therefore the results of this entity are consolidated and the benefits of the new market fund are recognized through tax credits as a component of income tax expense.

		September 30, 2025		December 31, 2024

		(In thousands)
Investment	Accounting Method	Investment	Unfunded Commitments	Investment	Unfunded Commitments
LIHTC	Proportional amortization	$184,485	$103,405	$123,574	$93,929
LIHTC (1)	Lower of cost or market	46,882	—	56,533	—
LIHTC subtotal		$231,367	$103,405	$180,107	$93,929
Joint Venture	Consolidated	10,991	—	10,937	—
Total		$242,358	$103,405	$191,044	$93,929
(1)	LIHTC projects held for future syndication.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the amortization expense and tax credits recognized for the Company’s low-income housing investments for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Amortization expense	$4,420	$3,406	$11,979	$8,551
Expected tax credits	$4,860	$3,789	$13,229	$10,032

The Company serves as a general partner for several syndicated low-income housing tax credit funds that are owned by one investor, holding 85.00-99.99% of the funds, as a limited partner. The Company, as general partner, provided services during 2025 and prior years, such as formation of the funds and identifying or acquiring tax credit investments, for which it expects to receive fees in the future, up to approximately $29.7 million. The amount of payments to be received as the general partner is contingent upon achieving certain performance obligations, including the stabilization of the properties and delivery of tax credits to the limited partner in the future, which could extend out until 2043. Due to the long-term nature of the agreement, amounts to be received, and the uncertainty of achieving the performance obligation, variable consideration and revenue recognition has been 100% constrained as of September 30, 2025. Revenue recognition will be continuously evaluated as facts and circumstances evolve. The Company has also advanced these LIHTC funds $106.5 million as of September 30, 2025 and $98.8 million as of December 31, 2024 to acquire its LIHTC investment projects, for which it expects repayment over a similar period. These advances have been recorded in other assets on the unaudited condensed consolidated balance sheets.

Supplemental Cash Flow Information

Supplemental cash flow information related to qualified affordable housing investments is presented in the table below.

	Nine Months Ended September 30,
	2025	2024

	(In thousands)
Cash Flow Statement
Supplemental cash flow information:
Qualified affordable housing investments obtained in exchange for funding commitments	$42,516	$—
Deposits received upon reduction of funding commitments	23,040	—
Beneficial interests received in exchange for LIHTC's sold	12,969	—

Note 6: Leases

The Company has operating leases for various locations with terms ranging from one to six years. Some operating leases include options to extend. The extensions were included in the right-of-use asset if the likelihood of extension was reasonably certain. The Company elected not to separate non-lease components from lease components for its operating leases.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental balance sheet information related to leases is presented in the table below as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

	(In thousands)
Balance Sheet
Operating lease ROU asset (in other assets)	$6,969	$8,332
Operating lease liability (in other liabilities)	7,797	9,303

Weighted average remaining lease term (years)	3.9	4.6
Weighted average discount rate	3.44%	3.43%

The table below presents the components of lease expenses for the three and nine months ended September 30, 2025 and 2024. Operating lease expenses are included in occupancy and equipment expense on the unaudited condensed consolidated income statement.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Statement of Income
Components of lease expense:
Operating lease cost	$811	$652	$2,243	$2,021

Supplemental cash flow information related to leases is presented in the tables below.

Maturities of lease liabilities:	September 30, 2025
(In thousands)
One year or less	$2,323
Year two	2,283
Year three	1,748
Year four	1,212
Year five	558
Thereafter	214
Total future minimum lease payments	8,338
Less: imputed interest	541
Total	$7,797

	Nine Months Ended
	September 30,
	2025	2024

	(In thousands)
Cash Flow Statement
Supplemental cash flow information:
Operating cash flows for operating leases	$1,729	$1,881
Change in ROU assets due to lease renegotiation	—	(1,063)
ROU assets obtained in exchange for new operating lease liabilities	—	789

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7: Other Assets and Receivables

The following items are included in other assets and receivables on the consolidated balance sheets.

Joint Ventures

The Company has investments in various joint ventures totaling $53.0 million and $42.2 million at September 30, 2025 and December 31, 2024, respectively. These investments are primarily made up of investments in debt funds totaling $31.4 million and $31.8 million at September 30, 2025 and December 31, 2024, respectively. The Company was not a primary beneficiary in any of these joint venture investments. Results from the entities are not required to be consolidated and are accounted for under the equity method of accounting. The Company is obligated to make additional investments over the next several years. There was an obligation of $10.0 million and $3.8 million reflected in the investment balance and liabilities at September 30, 2025 and December 31, 2024, respectively. See Note 8: Variable Interest Entities (VIEs) for additional information about VIE’s.

Qualified Affordable Housing

Information regarding qualified affordable housing investments is disclosed elsewhere in Note 5: Qualified Affordable Housing and Other Tax Credits.

Freestanding Credit Enhancements

In December 2024, the Company executed a CDS on a reference pool of warehouse loans with an initial principal balance of $1.2 billion. The initial pool consisted of warehouse participation certificates, classified as loans held for sale, but could include warehouse repurchase agreements, classified as loans receivable. The CDS covers a protected tranche of the first 12.5% of losses on the notional amount. Annual CDS premium payments equal 0.8% of the portfolio notional amount and is recorded as noninterest expense. Merchants will continually replenish maturing or non-renewing loans with substantially similar loans subject to mutual agreement with the CDS seller during a replenishment period, subject to a minimum balance of $1.2 billion and a maximum balance of $2.0 billion. The risk transfer agreement has a replenishment period of 36 months but can be extended to a maximum of 48 months.

The CDS is not accounted for as a derivative. A scope exception within ASC 815 for certain financial guarantees is utilized, as recovery payments are contingent on the failure of the debtor to pay their past due obligations, which are preconditions to the guarantee. Accordingly, the CDS has been accounted for as a freestanding credit enhancement and does not offset the Company’s estimate of expected credit losses. Therefore, the ACL-loans will continue to be recorded without considering potential recoveries from freestanding credit enhancement contracts. Upon initial execution, there was no CDS recovery asset established because the loans in the pool were participation certificates that were classified as loans held for sale and carry no ACL-loans. When repurchase agreements are in the pool, they are classified as loans receivable, and a CDS recovery asset would be established in other assets, with an equal benefit to CDS recovery income in other noninterest income.

As of September 30, 2025 and December 31, 2024, there were no CDS recovery assets established. The total loan pool balance was $1.2 billion as of September 30, 2025 and December 31, 2024.

Note 8:   Variable Interest Entities

A VIE is a corporation, partnership, limited liability company, or any other legal structure used to conduct activities or hold assets generally that either:

●	Does not have equity investors with voting rights that can directly or indirectly make decisions about the entity’s activities through those voting rights or similar rights; or

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

●	Has equity investors that do not provide sufficient equity for the entity to finance its activities without additional subordinated financial support.

The Company has invested in single-family, multi-family, and healthcare debt financing entities, as well as low-income housing syndicated funds that are deemed to be VIEs. The Company also has deemed certain mortgage-backed securitizations (REMIC trusts) as VIEs that were established in conjunction with multi-family and healthcare loan sales and securitization transactions. Accordingly, the entities were assessed for potential consolidation under the VIE model that requires primary beneficiaries to consolidate the entity’s results. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the entity, and an interest that could be significant to the entity. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size and form of involvement with the entity are evaluated.

At September 30, 2025 the Company determined it was not the primary beneficiary for most of its VIEs, primarily because the Company did not have control or the obligation to absorb losses or the rights to receive benefits from the VIE that could potentially be significant to the VIE. Evaluation and reassessment of VIEs for consolidation is performed on an ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing reassessment.

The table below reflects the assets of the VIEs, as well as the maximum exposure to loss in connection with unconsolidated VIEs and liabilities for binding, unfunded commitments at September 30, 2025 and December 31, 2024. The Company’s maximum exposure to loss associated with its unconsolidated VIEs consists of the capital invested plus any unfunded equity commitments. These investments and unfunded commitments are recorded in other assets and other liabilities, respectively, on the unaudited condensed consolidated balance sheets. Also included in the maximum loss exposure are loans to VIEs that are included in loans receivable. Although the REMIC trusts are not recognized on the balance sheet, the maximum exposure to loss is the carrying value of the securities acquired as part of the securitization transactions.

	Investments	Loans	Securities	Maximum	Liabilities
Assets	in VIEs	to VIEs	for VIEs	Exposure to Loss	for VIEs

	(In thousands)
September 30, 2025
Low-income housing tax credit investments	$285,317	$331,758	$—	$617,075	$93,107
Debt funds	31,416	264,103	—	295,519	—
Mortgage-backed securitizations (1)	—	26,967	1,658,828	1,685,795	—
Total Unconsolidated VIEs	$316,733	$622,828	$1,658,828	$2,598,389	$93,107
December 31, 2024
Low-income housing tax credit investments	$225,727	$282,584	$—	$508,311	$89,956
Debt funds	31,772	109,480	—	141,252	2,752
Mortgage-backed securitizations (1)	—	23,564	1,652,833	1,676,397	—
Total Unconsolidated VIEs	$257,499	$415,628	$1,652,833	$2,325,960	$92,708
(1)	Amounts include involvement with securitization SPEs where the Company transferred to and/or service loans for an SPE and hold securities issued by that SPE. Values disclosed in the table above represent the Company’s maximum exposure to loss for those securities’ holdings.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9: Deposits

Deposits were comprised of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

	(In thousands)
Noninterest-bearing deposits
Core demand deposits	$399,814	$239,005

Interest-bearing deposits
Demand deposits:
Core demand deposits	7,681,422	4,319,512
Brokered demand deposits	—	—
Total interest-earning demand deposits	7,681,422	4,319,512
Savings deposits:
Core savings deposits	3,788,707	3,442,111
Brokered savings deposits	660	859
Total savings deposits	3,789,367	3,442,970
Certificates of deposit:
Core certificates of deposits	920,689	1,385,270
Brokered certificates of deposits	1,143,413	2,533,219
Total certificates of deposits	2,064,102	3,918,489
Total interest-bearing deposits	13,534,891	11,680,971
Total deposits	$13,934,705	$11,919,976

Total core deposits	$12,790,632	$9,385,898
Total brokered deposits	$1,144,073	$2,534,078
Total deposits	$13,934,705	$11,919,976

Maturities for certificates of deposit are as follows:

September 30, 2025
(In thousands)
Due within one year	$2,012,913
Due in one year to two years	42,728
Due in two years to three years	8,461
Due in three years to four years	—
Due in four years to five years	—
Due in five years to six years	—
$2,064,102

Certificates of deposit of $250,000 or more totaled $486.8 million and $694.8 million at September 30, 2025 and December 31, 2024, respectively.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10: Borrowings

Borrowings comprised the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

	(In thousands)
Federal Reserve discount window borrowings	$—	$50,000
Subordinated debt	71,800	71,800
FHLB advances	2,747,845	4,172,030
Credit linked notes, net of debt discount	75,052	84,358
Other borrowings	7,934	7,934
Total borrowings	$2,902,631	$4,386,122

On September 18, 2025, the Company entered into a new variable-rate debt agreement with the FHLB for an advance that has put and call options. The balance of the advance was $2.0 billion as of September 30, 2025, and matures on December 17, 2025. The variable interest rate is based on the Federal Funds effective rate, plus 15 basis points, which was 4.24% on September 30, 2025. The FHLB has a put option to cancel the agreement 60 days after the initial execution date and the Company has a call option to cancel the agreement at any time, with one day’s notice.

On September 30, 2025, the Company entered into a new variable-rate debt agreement with the FHLB for an advance that has put and call options. The balance of the advance was $725.0 million as of September 30, 2025, and matures on December 29, 2025. The variable interest rate is based on the Federal Funds effective rate, plus 15 basis points, which was 4.24% on September 30, 2025. The FHLB has a put option to cancel the agreement 60 days after the initial execution date and the Company has a call option to cancel the agreement at any time, with one day’s notice.

See the notes to the financial statements contained in the Annual Report on Form 10-K for additional details.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Credit Risk Management

In 2024 and 2025, the Company entered into contracts as the buyer of credit protection through credit derivative markets. These contracts were purchased to manage credit risk associated with specific multi-family and healthcare mortgage loans. Under the terms of the contracts, the Company will be compensated for certain credit-related losses on a pools of covered loans. The protection sellers have posted aggregate collateral of $146.0 million related to their obligations under the contracts. The collateral is not included on the Company’s unaudited condensed consolidated balance sheets. There were no gains or losses associated with the credit default swap valuations as of September 30, 2025 and 2024. Any future changes in the fair market value of these instruments will be included in other noninterest expense.

A CDS is considered a derivative, but is not designated as an accounting hedge, and is recorded at fair value, with changes in fair value reflected in noninterest expense on the unaudited condensed consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in other assets on the unaudited condensed consolidated balance sheets while derivative instruments with a negative fair value are reported in other liabilities on the unaudited condensed consolidated balance sheets.

The following table presents the notional amount and fair value of interest rate locks, forward contracts, interest rate swaps, put options, interest rate floors, and credit derivatives utilized by the Company at September 30, 2025 and December 31, 2024. These tables exclude the fair market value adjustment on loans economically hedged with these derivatives.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)
September 30, 2025
Interest rate lock commitments	$124,490	Other assets/liabilities	$232	$276
Forward contracts	134,685	Other assets/liabilities	249	146
Interest rate swaps	49,634	Other assets/liabilities	2,251	—
Put options	629,868	Other assets	38,489	—
Interest rate floors	1,142,236	Other assets	5,348	—
Credit derivatives	138,797	Other assets/liabilities	—	—
			$46,569	$422

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)
December 31, 2024
Interest rate lock commitments	$24,609	Other assets/liabilities	$30	$176
Forward contracts	33,000	Other assets/liabilities	229	1
Interest rate swaps	49,891	Other assets/liabilities	4,199	—
Put options	680,354	Other assets	43,777	—
Interest rate floors	1,228,274	Other assets	4,043	—
Credit derivatives	58,526	Other assets/liabilities	—	—
			$52,278	$177

The following table summarizes the periodic changes in the fair value of the above derivative financial instruments on the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Derivative (loss) gain included in gain on sale of loans:
Interest rate lock commitments	$(306)	$47	$102	$(46)
Forward contracts (includes pair-off settlements)	(243)	(1,161)	(761)	(782)
Interest rate swaps	(22)	(2,082)	(1,302)	(460)
Net (loss) gain	$(571)	$(3,196)	$(1,961)	$(1,288)

Derivative (loss) gain included in other income:
Put options (1)	(6,565)	(16,078)	(5,288)	(4,998)
Interest rate floors	(770)	(7,693)	1,305	(5,145)
Net (loss) gain	$(7,335)	$(23,771)	$(3,983)	$(10,143)

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

The fair values of derivative assets and liabilities related to back-to-back derivatives on behalf of customers with back-to-back interest rate swap, cap or floor arrangements were recorded on the unaudited condensed consolidated balance sheets as follows:

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)
September 30, 2025	$1,138,484	Other assets/liabilities	$9,438	$9,438
December 31, 2024	$724,224	Other assets/liabilities	$309	$309

The gross gains and losses on these derivative assets and liabilities were recorded in other noninterest income and other noninterest expense in the unaudited condensed consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Gross swap gains	$577	$9,211	$9,129	$11,749
Gross swap losses	577	9,211	9,129	11,749
Net swap gains (losses)	$—	$—	$—	$—

The Company pledged $9.9 million and $263,000 in collateral to secure its obligations under swap contracts at September 30, 2025 and December 31, 2024, respectively.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized on the accompanying unaudited condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2025 and December 31, 2024:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2025
Mortgage loans in process of securitization	$414,786	$—	$414,786	$—
Securities available for sale:
Treasury notes	30,600	30,600	—	—
Federal Agencies	259,527	—	259,527	—
Mortgage-backed - Agency	3,564	—	3,564	—
Mortgage-backed - Non-Agency residential - fair value option	399,567	—	399,567	—
Mortgage-backed - Agency - fair value option	191,812	—	191,812	—
Loans held for sale	112,832	—	112,832	—
Servicing rights	213,156	—	—	213,156
Derivative assets:
Interest rate lock commitments	232	—	—	232
Forward contracts	249	—	249	—
Interest rate swaps	2,251	—	2,251	—
Interest rate swaps, caps and floors (back-to-back)	9,438	—	9,438	—
Put options	38,489	—	6,372	32,117
Interest rate floors	5,348	—	—	5,348
Derivative liabilities:
Interest rate lock commitments	276	—	—	276
Forward contracts	146	—	146	—
Interest rate swaps, caps and floors (back-to-back)	9,438	—	9,438	—

December 31, 2024
Mortgage loans in process of securitization	$428,206	$—	$428,206	$—
Securities available for sale:
Treasury notes	90,006	90,006	—	—
Federal Agencies	252,936	—	252,936	—
Mortgage-backed - Agency	1,162	—	1,162	—
Mortgage-backed - Non-Agency residential - fair value option	430,779	—	430,779	—
Mortgage-backed - Agency - fair value option	205,167	—	205,167	—
Loans held for sale	78,170	—	78,170	—
Servicing rights	189,935	—	—	189,935
Derivative assets:
Interest rate lock commitments	30	—	—	30
Forward contracts	229	—	229	—
Interest rate swaps	4,199	—	4,199	—
Interest rate swaps, caps and floors (back-to-back)	309	—	309	—
Put options	43,777	—	12,481	31,296
Interest rate floors	4,043	—	—	4,043
Derivative liabilities:
Interest rate lock commitments	176	—	—	176
Forward contracts	1	—	1	—
Interest rate swaps, caps and floors (back-to-back)	309	—	309	—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized on the accompanying unaudited condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the nine months ended September 30, 2025 and the year ended December 31, 2024. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Credit default swaps – The fair value CDSs is linked to the value of the underlying mortgage loans. The Company estimates the fair value based on estimated discounted cash flows that are derived from inputs, including credit spreads that are not readily observable and, thus, are classified as Level 3 on the hierarchy. These valuations are estimated by a third party.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized on the accompanying unaudited condensed consolidated balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)
Servicing rights
Balance, beginning of period	$193,037	$178,776	$189,935	$158,457
Purchased servicing	12,858	—	12,928	—
Originated servicing	7,588	7,370	16,170	13,297
Paydowns	(2,450)	(2,090)	(7,504)	(6,729)
Changes in fair value	2,123	(6,729)	1,627	12,302
Balance, end of period	$213,156	$177,327	$213,156	$177,327

Securities available for sale - Mortgage-backed - Non-Agency residential - fair value option
Balance, beginning of period	$—	$462,627	$—	$485,500
Paydowns	—	(9,773)	—	(26,643)
Changes in fair value	—	8,660	—	2,657
Balance, end of period	$—	$461,514	$—	$461,514

Derivative assets - put options
Balance, beginning of period	$36,210	$24,657	$31,296	$18,654
Changes in fair value	(4,093)	(8,660)	821	(2,657)
Balance, end of period	$32,117	$15,997	$32,117	$15,997

Derivative assets - interest rate floors
Balance, beginning of period	$6,118	$9,124	$4,043	$6,576
Changes in fair value	(770)	(7,693)	1,305	(5,145)
Balance, end of period	$5,348	$1,431	$5,348	$1,431

Derivative assets - interest rate lock commitments
Balance, beginning of period	$270	$170	$30	$140
Gain (loss) recognized	(38)	(29)	202	1
Balance, end of period	$232	$141	$232	$141

Derivative liabilities - interest rate lock commitments
Balance, beginning of period	$8	$127	$176	$4
Gain (loss) recognized	268	(76)	100	47
Balance, end of period	$276	$51	$276	$51

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2025 and December 31, 2024.

	Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2025
Collateral dependent loans	$234,571	$—	$—	$234,571
Other real estate owned	$4,347	$—	$—	$4,347
December 31, 2024
Collateral dependent loans	$59,915	$—	$—	$59,915
Other real estate owned	$7,313	$—	$—	$7,313

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

		Valuation			Weighted
	Fair Value	Technique	Unobservable Inputs	Range	Average

	(In thousands)
At September 30, 2025:
Collateral dependent loans	$234,571	Market comparable properties	Marketability discount and costs to sell	0% - 81%	15%
Other real estate owned	$4,347	Market comparable properties	Marketability discount and costs to sell	6%	6%
Servicing rights - Multi-family	$160,934	Discounted cash flow	Discount rate	8% - 15%	9%
			Constant prepayment rate	0% - 100%	8%
			Earnings rate on escrows	3%	3%
Servicing rights - Single-family	$33,281	Discounted cash flow	Discount rate	9% - 12%	9%
			Constant prepayment rate	3% - 100%	8%
Servicing rights - Healthcare	$14,625	Discounted cash flow	Discount rate	10% - 13%	11%
			Constant prepayment rate	1% - 100%	6%
			Earnings rate on escrows	3%	3%
Servicing rights - SBA	$4,316	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	5% - 23%	15%
Derivative assets:
Interest rate lock commitments	$232	Discounted cash flow	Loan closing rates	54% - 100%	70%
Put options	$32,117	Intrinsic value	Market credit spread	4%	4%
Interest rate floors	$5,348	Discounted cash flow	Discount rate	6% - 7%	7%
Derivative liabilities - interest rate lock commitments	$276	Discounted cash flow	Loan closing rates	54% - 100%	70%

At December 31, 2024:
Collateral dependent loans	$59,915	Market comparable properties	Marketability discount and costs to sell	0% - 90%	29%
Other real estate owned	$7,313	Market comparable properties	Marketability discount and costs to sell	2% - 8%	5%
Servicing rights - Multi-family	$146,483	Discounted cash flow	Discount rate	8% - 15%	9%
			Constant prepayment rate	0% - 100%	7%
			Earnings rate on escrows	3%	3%
Servicing rights - Single-family	$34,986	Discounted cash flow	Discount rate	10% - 11%	10%
			Constant prepayment rate	6% - 14%	7%
Servicing rights - Healthcare	$4,207	Discounted cash flow	Discount rate	13%	13%
			Constant prepayment rate	1% - 2%	1%
			Earnings rate on escrows	3%	3%
Servicing rights - SBA	$4,259	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	4% - 24%	14%
Derivative assets:
Interest rate lock commitments	$30	Discounted cash flow	Loan closing rates	71% - 99%	87%
Put options	$31,296	Intrinsic value	Market credit spread	4%	4%
Interest rate floors	$4,043	Discounted cash flow	Discount rate	6% - 8%	7%
Derivative liabilities - interest rate lock commitments	$176	Discounted cash flow	Loan closing rates	71% - 99%	87%

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2025 and December 31, 2024.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Value	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2025
Financial assets:
Cash and cash equivalents	$598,036	$598,036	$598,036	$—	$—
Securities purchased under agreements to resell	1,529	1,529	—	1,529	—
Securities held to maturity	1,670,555	1,670,306	—	745,845	924,461
FHLB stock and other equity securities	217,850	217,850	—	187,850	30,000
Loans held for sale	4,016,497	4,016,497	—	4,016,497	—
Loans receivable, net	10,515,221	10,441,238	—	—	10,441,238
Interest receivable	82,445	82,445	—	82,445	—
Financial liabilities:
Deposits	13,934,705	13,936,641	11,870,603	2,066,038	—
Subordinated debt	71,800	71,800	—	71,800	—
FHLB advances	2,747,845	2,737,887	—	2,737,887	—
Other borrowing	7,934	7,934	—	7,934	—
Credit linked notes	75,052	75,051	—	75,051	—
Interest payable	32,724	32,724	—	32,724	—

December 31, 2024
Financial assets:
Cash and cash equivalents	$476,610	$476,610	$476,610	$—	$—
Securities purchased under agreements to resell	1,559	1,559	—	1,559	—
Securities held to maturity	1,664,686	1,664,674	—	538,871	1,125,803
FHLB stock and other equity securities	217,804	217,804	—	187,804	30,000
Loans held for sale	3,693,340	3,693,340	—	3,693,340	—
Loans receivable, net	10,354,002	10,297,439	—	—	10,297,439
Interest receivable	83,409	83,409	—	83,409	—
Financial liabilities:
Deposits	11,919,976	11,923,961	8,001,487	3,922,474	—
Subordinated debt	71,800	71,800	—	71,800	—
FHLB advances	4,172,030	4,171,843	—	4,171,843	—
Other borrowing	57,934	57,934	—	57,934	—
Credit linked notes	84,358	84,357	—	84,357	—
Interest payable	34,475	34,475	—	34,475	—

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15:   Share-Based Payment Plans

Equity-based incentive awards for Company officers are currently issued pursuant to the 2017 Equity Incentive Plan. The Company issued 0 and 3,446 shares during the three months ended September 30, 2025 and 2024, respectively. The Company issued 80,875 and 88,658 shares during the nine months ended September 30, 2025 and 2024, respectively.

The Compensation Committee of the Board of Directors also approved a plan for non-executive directors to receive a portion of their annual retainer fees in the form of shares of common stock. As of January 1, 2024, they are to receive a portion of their annual fees, issued quarterly, in the form of restricted common stock equal to $70,000 per member, rounded up to the nearest whole share. Accordingly, there were 3,780 and 3,010 shares, issued to non-executive directors during the three months ended September 30, 2025 and 2024, respectively and there were 10,395 and 9,023 shares, issued to non-executive directors during the nine months ended September 30, 2025 and 2024, respectively.

The Company also established an ESOP to provide shares of stock for all employees who meet certain requirements. There was no contribution to the ESOP during the three months ended September 30, 2025 and 2024. Expenses recognized for the contribution to the ESOP totaled $376,000 and $270,000 for the three months ended September 30, 2025 and 2024, respectively and totaled $1.1 million and $843,000 for the nine months ended September 30, 2025 and 2024, respectively. The Company contributed 30,802 shares and 23,414 shares to the ESOP for the nine months ended September 30, 2025 and 2024, respectively.

Note 16:   Earnings Per Share

Earnings per share were computed as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025			2024
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount

	(In thousands, except share data)
Net income	$54,701			$61,273
Dividends on preferred stock	(10,265)			(7,757)
Net income allocated to common shareholders	$44,436			$53,516
Basic earnings per share		45,887,143	$0.97		45,759,667	$1.17
Effect of dilutive securities-restricted stock awards		63,073			150,385
Diluted earnings per share		45,950,216	$0.97		45,910,052	$1.17

	Nine Months Ended September 30,
	2025			2024
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount

	(In thousands, except share data)
Net income	$150,921			$224,720
Dividends on preferred stock	(30,796)			(24,181)
Impact of preferred stock redemption	(5,371)			(1,823)
Net income allocated to common shareholders	$114,754			$198,716
Basic earnings per share		45,865,167	$2.50		44,549,432	$4.46
Effect of dilutive securities-restricted stock awards		66,351			146,675
Diluted earnings per share		45,931,518	$2.50		44,696,107	$4.45

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present selected business segment financial information for the three and nine months ended September 30, 2025 and 2024.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Three Months Ended September 30, 2025
Interest income	$1,122	$109,538	$187,464	$3,655	$301,779
Interest expense	20	73,778	100,742	(819)	173,721
Net interest income	1,102	35,760	86,722	4,474	128,058
Provision for credit losses	(5)	1,343	27,901	—	29,239
Net interest income after provision for credit losses	1,107	34,417	58,821	4,474	98,819
Noninterest income	45,257	523	775	(3,541)	43,014
Noninterest expense	30,962	7,398	25,425	13,465	77,250
Income (loss) before income taxes	15,402	27,542	34,171	(12,532)	64,583
Income taxes	3,326	3,978	4,620	(2,042)	9,882
Net income (loss)	$12,076	$23,564	$29,551	$(10,490)	$54,701
Total assets	$513,039	$6,993,817	$11,522,375	$325,416	$19,354,647

Significant non-cash items:
Included in other noninterest income:
Servicing rights fair value adjustments	$2,517	$—	$(394)	$—	$2,123
Derivative fair value adjustments	—	(770)	—	—	(770)

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Three Months Ended September 30, 2024
Interest income	$1,159	$103,770	$229,586	$4,413	$338,928
Interest expense	20	70,727	136,158	(798)	206,107
Net interest income	1,139	33,043	93,428	5,211	132,821
Provision for credit losses	(741)	(709)	8,348	—	6,898
Net interest income after provision for credit losses	1,880	33,752	85,080	5,211	125,923
Noninterest income	35,439	(6,073)	(8,916)	(3,708)	16,742
Noninterest expense	25,747	6,591	16,964	12,016	61,318
Income (loss) before income taxes	11,572	21,088	59,200	(10,513)	81,347
Income taxes	3,504	5,148	14,217	(2,795)	20,074
Net income (loss)	$8,068	$15,940	$44,983	$(7,718)	$61,273
Total assets	$453,281	$5,842,489	$12,035,581	$321,625	$18,652,976

Significant non-cash items:
Included in other noninterest income:
Servicing rights fair value adjustments	$(5,122)	$—	$(1,607)	$—	$(6,729)
Derivative fair value adjustments	—	(7,693)	—	—	(7,693)

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Nine Months Ended September 30, 2025
Interest income	$3,440	$296,425	$582,050	$11,467	$893,382
Interest expense	60	199,266	317,496	(2,413)	514,409
Net interest income	3,380	97,159	264,554	13,880	378,973
Provision for credit losses	(398)	2,702	87,689	—	89,993
Net interest income after provision for credit losses	3,778	94,457	176,865	13,880	288,980
Noninterest income	118,905	6,603	2,991	(11,312)	117,187
Noninterest expense	89,091	23,814	66,098	37,248	216,251
Income (loss) before income taxes	33,592	77,246	113,758	(34,680)	189,916
Income taxes	8,834	15,298	22,526	(7,663)	38,995
Net income (loss)	$24,758	$61,948	$91,232	$(27,017)	$150,921
Total assets	$513,039	$6,993,817	$11,522,375	$325,416	$19,354,647

Significant non-cash items:
Included in other noninterest income:
Servicing rights fair value adjustments	$3,711	$—	$(2,084)	$—	$1,627
Derivative fair value adjustments	—	1,305	—	—	1,305

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Nine Months Ended September 30, 2024
Interest income	$4,040	$289,835	$676,659	$10,840	$981,374
Interest expense	60	195,051	400,623	(2,356)	593,378
Net interest income	3,980	94,784	276,036	13,196	387,996
Provision for credit losses	(741)	1,226	21,104	—	21,589
Net interest income after provision for credit losses	4,721	93,558	254,932	13,196	366,407
Noninterest income	107,889	(1,010)	(7,293)	(10,619)	88,967
Noninterest expense	65,969	16,063	47,527	31,051	160,610
Income (loss) before income taxes	46,641	76,485	200,112	(28,474)	294,764
Income taxes	12,927	18,085	46,326	(7,294)	70,044
Net income (loss)	$33,714	$58,400	$153,786	$(21,180)	$224,720
Total assets	$453,281	$5,842,489	$12,035,581	$321,625	$18,652,976

Significant non-cash items:
Included in other noninterest income:
Servicing rights fair value adjustments	$12,575	$—	$(273)	$—	$12,302
Derivative fair value adjustments	—	(5,145)	—	—	(5,145)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Merchants Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of September 30, 2025 and December 31, 2024, that the Company and Merchants Bank met all capital adequacy requirements. For additional information regarding dividend restrictions, see the Company’s 2024 Annual Report on Form 10–K.

As of September 30, 2025 and December 31, 2024, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or Merchants Bank’s category.

The Company’s and Merchants Bank’s actual capital amounts and ratios are presented in the following tables.

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
September 30, 2025
Total capital(1) (to risk-weighted assets)
Company	$2,320,759	13.6%	$1,788,780	10.5%	$—	N/A	%
Merchants Bank	2,274,675	13.4%	1,787,525	10.5%	1,702,405	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	2,216,963	13.0%	1,448,060	8.5%	—	N/A	%
Merchants Bank	2,170,879	12.8%	1,447,044	8.5%	1,361,924	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,665,673	9.8%	1,192,520	7.0%	—	N/A	%
Merchants Bank	2,170,879	12.8%	1,191,683	7.0%	1,106,563	6.5%
Tier I capital(1) (to average assets)
Company	2,216,963	11.8%	940,224	5.0%	—	N/A	%
Merchants Bank	2,170,879	11.6%	937,309	5.0%	937,309	5.0%
(1)	As defined by regulatory agencies.

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

Memorandum of Understanding

On June 30, 2025, the Bank entered into a confidential MOU with the FDIC and DFI. While the contents of the MOU are confidential under DFI and FDIC regulations, certain provisions, with the authorization of the DFI and FDIC, are summarized below. The MOU is an informal administrative agreement among the Bank, FDIC, and DFI pursuant to which the Bank has agreed to take various actions and enhance specific areas of the Bank’s operations. In particular, the Bank has agreed to maintain certain capital thresholds, manage asset concentrations, and implement certain plans regarding the Bank’s operations and strategy to mitigate risk of certain assets, which it has already implemented. As of September 30, 2025, and as of each of the reporting periods beginning on or after December 31, 2024, the Bank’s capital exceeded the levels agreed to in the MOU and the Bank was within the asset concentration limits agreed to in the MOU. The MOU will remain in effect until modified or terminated by the FDIC and DFI.

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

Merchants Bancorp

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at September 30, 2025 and results of operations for the three and nine months ended September 30, 2025 and 2024, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this Form 10-Q.

The words “the Company,” “we,” “our” and “us” refer to Merchants Bancorp and its consolidated subsidiaries, unless we indicate otherwise.

Financial Highlights for the Three Months Ended September 30, 2025

●	Net income of $54.7 million decreased $6.6 million, or 11%, compared to the three months ended September 30, 2024.
●	Diluted earnings per share of $0.97 decreased 17% compared to the three months ended September 30, 2024.
●	Tangible book value per common share of $36.31 increased 12% compared to $32.38 for the three months ended September 30, 2024. See Non-GAAP Financial Measures section at the end of Item 2.
●	As of September 30, 2025, the Company had $5.9 billion in unused borrowing capacity with the Federal Home Loan Bank and the Federal Reserve Discount window based on available collateral, an increase of 37%, compared to $4.3 billion at December 31, 2024.
●	Total assets of $19.4 billion increased 1% compared to June 30, 2025 and $548.9 million, or 3%, compared to December 31, 2024.
●	Loans receivable of $10.5 billion, net of allowance for credit losses on loans, increased $83.1 million, or 1%, compared to June 30, 2025, and increased $161.2 million, or 2%, compared to December 31, 2024.
●	Core deposits of $12.8 billion increased $1.4 billion, or 12%, compared to June 30, 2025 and increased $3.4 billion, or 36%, compared to December 31, 2024. Core deposits now represent 92% of total deposits, reaching the highest level the Company has reported since March 2022.
●	Brokered deposits of $1.1 billion decreased $110.4 million, or 9%, compared to June 30, 2025 and decreased $1.4 billion, or 55%, compared to December 31, 2024.
●	As of September 30, 2025, approximately 96% of loans reprice within three months, which reduces the risk of market rate increases.
●	Net interest margin was 2.82% compared to 2.99% for the three months ended September 30, 2024.
●	Efficiency ratio was 45.16% compared to 41.00% for the three months ended September 30, 2024.
●	On September 17, 2025, the Company executed a credit default swap on a $557.1 million pool of healthcare mortgage loans, to provide credit protection for the loan pool and reduce risk-based capital requirements.
●	The volume of warehouse loans funded during the three months ended September 30, 2025 amounted to $17.4 billion, an increase of $4.3 billion, or 33%, compared to the three months ended September 30, 2024. This compared to the 20% industry increase in single-family residential loan volumes for the three months ended

Merchants Bancorp

September 30, 2025 compared to the same period in 2024, according to an estimate of industry volume by the Mortgage Bankers Association.
●	The total volume of loans originated and acquired through our multi-family business was $2.0 billion, an increase of $218.8 million, or 12%, compared to $1.8 billion for the three months ended September 30, 2024. It includes construction loans coupled with agreements for future permanent loan refinancing, as well as bridge loans housed in our Banking segment, while borrowers await conversion to permanent financing. It also includes loans originated and acquired for sale in the secondary market.

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

Our business consists of funding low risk multi-family, residential, and SBA loans meeting underwriting standards of government programs under an originate to sell model, and retaining adjustable-rate loans as held for investment to reduce interest rate risk. The gain on sale of these loans and servicing fees contribute to noninterest income. The funding source is primarily from mortgage custodial, municipal, retail, commercial and brokered deposits, as well as short-term borrowing. We believe that the combination of net interest income and noninterest income from the sale of low risk profile assets results in lower than industry charge-offs and a lower expense base, which serves to maximize net income and provide higher than industry shareholder return.

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

Financial Condition

As of September 30, 2025, we had approximately $19.4 billion in total assets, $13.9 billion in deposits and $2.2 billion in total shareholders’ equity. Total assets as of September 30, 2025 included $10.5 billion of loans receivable, net of ACL-Loans, and $4.1 billion of loans held for sale. There were also $1.7 billion in securities classified as held to maturity. We had $885.1 million in securities available for sale, the majority of which were acquired from a warehouse customer, and others are match funded with related custodial deposits or required to collateralize our credit linked notes. There are some restrictions on the types of securities we hold, particularly for those that are funded by certain multi-family custodial deposits where we set the cost of deposits based on the yield of the related security. Additionally, we

Merchants Bancorp

had $598.0 million of cash and cash equivalents, other assets of $543.5 million, which primarily related to low-income housing tax credits, and $414.8 million of mortgage loans in process of securitization that represent pre-sold multi-family rental real estate loan originations in primarily Ginnie Mae, Fannie Mae, and Freddie Mac mortgage-backed securities pending settlements that typically occur within 30 days. Servicing rights at September 30, 2025 were $213.2 million based on the fair value of the loan servicing, which primarily includes Ginnie Mae multi-family servicing rights with 10-year call protection.

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Total Assets. Total assets of $19.4 billion at September 30, 2025 increased $548.9 million, or 3%, compared to $18.8 billion at December 31, 2024. The increase was due primarily to growth in loans held for sale and in the warehouse and multi-family loan portfolios, which were partially offset by lower balances in the residential loan portfolio. The warehouse portfolio is exclusively made up of loans to residential and multi-family mortgage bankers that are funding agency-eligible mortgages and commercial loans, which represent all of the Company’s loans to non-depository institutions.

Cash and Cash Equivalents. Cash and cash equivalents of $598.0 million at September 30, 2025 increased $121.4 million, or 25%, compared to $476.6 million at December 31, 2024. Included in cash equivalents was $83.8 million in restricted cash associated with senior credit linked notes described in Note 1: Basis of Presentation in this Form 10-Q and Note 10: Borrowings and the Company’s 2024 Annual Report on Form 10–K.

Mortgage Loans in Process of Securitization. Mortgage loans in process of securitization of $414.8 million at September 30, 2025 decreased $13.4 million, or 3%, compared to $428.2 million at December 31, 2024. These represent loans that our banking subsidiary, Merchants Bank, has originated or funded and are held in the loan portfolio pending settlement, primarily into Ginnie Mae, Fannie Mae, and Freddie Mac mortgage-backed securities with a firm investor commitment to purchase the securities.

Securities Available for Sale. Securities available for sale of $885.1 million at September 30, 2025 decreased $95.0 million, or 10%, compared to $980.1 million at December 31, 2024. The decrease in securities available for sale was primarily due to $642.8 million in calls, maturities, repayments and other adjustments, partially offset by purchases of $547.9 million during the period.

Included in securities available for sale were $591.4 million and $635.9 million of investments at September 30, 2025 and December 31, 2024, respectively, for which a fair value option was elected. Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the unaudited condensed consolidated balance sheets with changes in the fair value recognized in earnings as they occur.

As of September 30, 2025, AOCL of $0.2 million, related to securities available for sale, increased $0.1 million, or 59%, compared to accumulated losses of $0.1 million at December 31, 2024. The $0.2 million of AOCL as of September 30, 2025 represented 0.01% of total equity and 0.02% of total securities available for sale, reflecting our interest rate risk policy of maintaining short duration on assets and liabilities.

Securities Held to Maturity. Securities held to maturity of $1.7 billion at September 30, 2025 increased $5.9 million compared to December 31, 2024. The increase was due to purchases net of repayments and amortization during the period.

Loans Held for Sale. Loans held for sale of $4.1 billion at September 30, 2025 increased $357.8 million, or 9%, compared to $3.8 billion at December 31, 2024. The increase in loans held for sale was due primarily to an increase in warehouse participations, as we experienced higher volume. Loans held for sale are comprised primarily of single-family residential real estate loan participations that meet Fannie Mae, Freddie Mac, or Ginnie Mae eligibility. It also includes some multi-family loans that are expected to be sold or securitized in the future.

Merchants Bancorp

Loans Receivable, Net. Loans receivable, net of ACL-Loans, of $10.5 billion at September 30, 2025, increased $161.2 million, or 2%, compared to $10.4 billion at December 31, 2024. The increase in net loans was comprised primarily of:

●	an increase of $253.2 million, or 5%, in multi-family financing loans, which totaled $4.9 billion at September 30, 2025, reflecting higher origination volume for construction and other loans generated through multi-family segment that will remain on our balance sheet until they convert to permanent financing or are otherwise paid off over an average of one to three years.
●	an increase of $199.8 million, or 14%, in mortgage warehouse repurchase agreements, which totaled $1.6 billion at September 30, 2025, reflecting higher loan volume from increased sales efforts and market exits or reductions by competitors.
●	a decrease of $313.9 million, or 24%, in residential real estate loans, which totaled $1.0 billion at September 30, 2025, primarily due to loan sales.

As of September 30, 2025, approximately 96% of total loans reprice within three months, which reduces the risk of market rate increases.

The Company is a nationwide lender, especially in our largest portfolios of multi-family and healthcare financing. The table below provides loan receivable data for these two portfolios, including the five highest geographic concentrations.

	September 30, 2025
	Multi-family			Healthcare
State	Amount	% of Total	State	Amount	% of Total

	(Dollars in thousands)			(Dollars in thousands)
Indiana	$1,289,240	26%	Michigan	$255,817	17%
New York	670,847	14%	Ohio	217,053	15%
Texas	265,672	6%	Texas	215,216	14%
Ohio	252,768	5%	Indiana	142,070	10%
Georgia	238,967	5%	South Carolina	102,500	7%
Other states (1)	2,159,983	44%	Other states (1)	543,390	37%
Total	$4,877,477	100%		$1,476,046	100%
(1)	No state included in the “Other states” group has an individual percentage more than the next highest concentration percentage for the specific portfolio of loans.

	December 31, 2024
	Multi-family			Healthcare
State	Amount	% of Total	State	Amount	% of Total

	(Dollars in thousands)			(Dollars in thousands)
Indiana	$1,446,658	31%	Michigan	$395,867	27%
New York	482,873	10%	Ohio	314,475	21%
Ohio	274,738	6%	South Carolina	102,500	7%
California	215,134	5%	Indiana	102,338	7%
Texas	185,133	4%	New Jersey	89,793	6%
Other states (1)	2,019,763	44%	Other states (1)	479,510	32%
Total	$4,624,299	100%		$1,484,483	100%
(1)	No state included in the “Other states” group has an individual percentage more than the next highest concentration percentage for the specific portfolio of loans.

Merchants Bancorp

ACL-Loans. The ACL-Loans of $93.3 million at September 30, 2025 increased $8.9 million, or 11%, compared to $84.4 million at December 31, 2024. The increase compared to December 31, 2024 was driven by $95.0 million in provision expense that was partially offset by $86.1 million in charge-offs, primarily related to the multi-family portfolio. These changes were primarily associated with declines on multi-family property values, after receiving new appraisals, and the ongoing investigation of borrowers involved in mortgage fraud or suspected fraud. Additionally, the increases were attributable to certain types of subordinated loans that the Company no longer offers to borrowers. These underperforming loans have been largely identified and evaluated for potential losses that have either been included in the provision for credit losses as specific reserves or charged off.

Goodwill. Goodwill of $8.0 million at September 30, 2025 was unchanged compared to December 31, 2024.

Servicing Rights. Servicing rights of $213.2 million at September 30, 2025 increased 12%, compared to December 31, 2024. The increase during the nine months ended September 30, 2025, was primarily due to originated and purchased servicing of $29.1 million and a positive fair market value adjustment of $1.6 million partially offset by paydowns of $7.5 million. The $1.6 million positive fair market value adjustment reflected a positive adjustment of $3.7 million for multi-family mortgages and a negative adjustment of $2.1 million for single-family mortgages and SBA loans during the nine months ended September 30, 2025.

Servicing rights are recognized in connection with sales of loans when we retain servicing of the sold loans. The servicing rights are recorded and carried at fair value based on the expected future cash flows. The fair value increase recorded during the nine months ended September 30, 2025 was driven by higher escrow earnings rates in multi-family servicing, which was partially offset by lower interest rates that impacted single-family servicing. The value of servicing rights generally increases in rising interest rate environments and declines in falling interest rate environments due to expected prepayments.

Other Assets and Receivables. Other assets and receivables of $543.5 million at September 30, 2025 decreased $27.8 million, or 5%, compared to $571.3 million at December 31, 2024. The decrease was primarily due to a $125.0 million prepaid asset at December 31, 2024 that was released for the January 2, 2025 redemption of Series B Preferred Stock, partially offset by the increase in low income housing tax credits.

Deposits. Deposits of $13.9 billion at September 30, 2025 increased $2.0 billion, or 17%, compared to $11.9 billion at December 31, 2024. The increase was primarily due to an increase of $3.5 billion in demand deposits and $346.4 million in savings deposits, partially offset by a decrease of $1.9 billion in certificates of deposit. As of September 30, 2025, approximately 83% of the total deposits reprice within three months.

Core deposits increased by $3.4 billion, or 36%, to $12.8 billion at September 30, 2025 compared to $9.4 billion at December 31, 2024. Core deposits represented 92% of total deposits at September 30, 2025 compared to 79% of total deposits at December 31, 2024. The increases were attributable primarily to growth in custodial deposits from warehouse customers as well as strategic initiatives focused on delivering innovative liquidity solutions in expanded markets.

We have decreased our use of brokered deposits by 55%, which totaled $1.1 billion at September 30, 2025 compared to $2.5 billion at December 31, 2024. Brokered deposits represented 8% of total deposits at September 30, 2025 compared to 21% of total deposits at December 31, 2024. As of September 30, 2025, brokered certificates of deposit had a weighted average remaining duration of 49 days.

Compared to December 31, 2024, interest-bearing deposits increased $1.9 billion, or 16%, to $13.5 billion at September 30, 2025, and noninterest-bearing deposits increased $160.8 million, or 67%, to $399.8 million at September 30, 2025.

Uninsured deposits totaled approximately $3.7 billion as of September 30, 2025, representing 27% of total Bank deposits. Since 2018, the Company has offered its customers an opportunity to insure balances in excess of

Merchants Bancorp

$250,000 through our insured cash sweep program that extends FDIC protection up to $100 million. The balance of deposits in this program was $1.4 billion and $1.6 billion as of September 30, 2025 and December 31, 2024, respectively.

Borrowings. Borrowings of $2.9 billion at September 30, 2025 decreased $1.5 billion, or 34%, compared to $4.4 billion at December 31, 2024. The decrease was primarily due to a reduction of $1.4 billion in FHLB advances in addition to the increase in core deposits available. The Company primarily utilizes borrowing facilities from the FHLB, the Federal Reserve’s discount window, and AFX, using the most cost-effective options available. See Note 10: Borrowings for further information.

The Company continues to have significant borrowing capacity based on available collateral. As of September 30, 2025, unused lines of credit totaled $5.9 billion, an increase of 37%, compared to $4.3 billion at December 31, 2024. The Company’s ratio of total collateralized borrowing capacity to total assets was 45% at September 30, 2025 compared to 46% at December 31, 2024.

Other Liabilities. Other Liabilities of $262.9 million increased $31.9 million, or 14%, compared to $231.0 million at December 31, 2024 largely due to increased funding commitments for equity investments and joint ventures.

Total Shareholders’ Equity. Total shareholders’ equity of $2.2 billion at September 30, 2025, decreased $17.9 million, or 1%, compared to December 31, 2024. The decrease resulted primarily from the redemption of 6% Series B Preferred Stock for $125.0 million and dividends paid on common and preferred shares of $44.6 million during the period, which were partially offset by net income of $150.9 million. See Note 14: Preferred Stock for more details on the Series B redemption.

Asset Quality

Loans are underwritten to strict Freddie Mac, Fannie Mae, HUD, or other Agency guidelines. We continually strive to strengthen our various levels of credit and risk management.

The allowance for credit losses on loans of $93.3 million, as of September 30, 2025, increased by $8.9 million, or 11%, compared to $84.4 million as of December 31, 2024. The $8.9 million increase compared to December 31, 2024 driven by $95.0 million in provision expense that was partially offset by $86.1 million in charge-offs, primarily related to the multi-family portfolio. These changes were primarily associated with declines on multi-family property values, after receiving new appraisals, and the ongoing investigation of borrowers involved in mortgage fraud or suspected fraud. Additionally, the increases were attributable to certain types of subordinated loans that the Company no longer offers to borrowers. These underperforming loans have been largely identified and evaluated for potential losses that have either been included in the provision for credit losses as specific reserves or charged off.

During the three months ended September 30, 2025 there were $29.5 million of charge-offs for nine relationships, primarily in the multi-family loan portfolio, and $23,000 in recoveries, compared to $2.1 million of charge-offs and $7,000 recoveries for the three months ended September 30, 2024.

For the nine months ended September 30, 2025, there were $86.1 million of charge-offs and $51,000 of recoveries, compared to $6.4 million of charge-offs and $23,000 of recoveries for the nine months ended September 30, 2024.

Loans receivable classified as Special Mention totaled $155.7 million at September 30, 2025, declined $224.3 million, or 59%, compared to $380.0 million at December 31, 2024 and declined by $195.7 million, or 56%, compared to $351.4 million at September 30, 2024. These declines reinforce the view that the frequency of migration to criticized status would subside, driven by favorable market conditions and the Company’s efforts with proactive portfolio management.

Merchants Bancorp

Loans receivable classified as Substandard totaled $426.5 million at September 30, 2025, compared to $317.3 million as of December 31, 2024 and $287.8 million at September 30, 2024.

As of September 30, 2025, all Substandard loans have been evaluated for impairment and these loans have specific reserves of $31.1 million, of which $0.3 million was added during the three months ended September 30, 2025, net of charge-offs. The Company believes that the remaining loans are well collateralized.

Total nonperforming loans (nonaccrual and greater than 90 days past due but still accruing) were $298.3 million, or 2.81%, of total loans receivable at September 30, 2025, compared to $279.7 million, or 2.68%, of total loans at December 31, 2024 and $210.9 million, or 2.04%, at September 30, 2024. After six months of consecutive loan performance, the loans are placed back on accrual status.

Total loans receivable greater than 30 days past due were $324.6 million at September 30, 2025, $292.3 million at December 31, 2024, and $257.5 million at September 30, 2024. Of the $324.6 million in delinquent loans, $45.7 million are partially protected under credit risk transfer transactions.

The increase in non-performing loans was primarily attributable to one multi-family relationship that was partially offset by charge-offs. This relationship drove the increase in total delinquent loans.

As a percentage of nonperforming loans, the ACL-Loans was 31% at September 30, 2025 compared to 30% at December 31, 2024 and 40% at September 30, 2024. The change compared to September 30, 2024, was primarily due to an increase in nonperforming loans.

The Company has been making additional efforts to reduce its credit risk through loan sale and securitization activities since 2019. Since 2023, the Company has strategically executed several credit protection arrangements through a credit linked note and credit default swaps. At their inception, these credit protection arrangements addressed $4.2 billion in loans to reduce risk of losses, with coverage ranging from 13-15% of the unpaid principal balances for each arrangement. Despite having credit protection on these loans, the Company also continues to carry an allowance for credit losses on loans held for investment. As of September 30, 2025, the balance of loans subject to credit protection arrangements was $2.4 billion, compared to $2.3 billion as of December 31, 2024. For additional information see Note 11: Derivative Financial Instruments and the Company’s 2024 Annual Report on Form 10–K

The percentage of commercial real estate loans as a percentage of total Tier I risk-based capital, including the ACL-Loans, has declined from 348% to 328% from December 31, 2024 to September 30, 2025, respectively.

Comparison of Operating Results for the Three Months Ended September 30, 2025 and 2024

General. Net income of $54.7 million for the three months ended September 30, 2025 decreased by $6.6 million, or 11%, compared to the three months ended September 30, 2024, reflecting a $27.1 million, or 22%, decrease in net interest income after provision for credit losses, reflecting higher provision expenses. This decline was nearly offset by a $26.3 million, or 157%, increase in noninterest income, driven by growth in gains on loan sales and loan servicing fees. Results also reflected a $15.9 million, or 26%, increase in noninterest expense, largely attributable to higher salaries and employee benefits, and a $10.2 million, or 51%, decrease in the provision for income taxes, which reflect benefits from the utilization of tax credits and lower pre-tax income. Noninterest income included a positive fair market value adjustment of $2.1 million to servicing rights and a negative fair market value adjustment of $770,000 to derivatives, which compared to negative fair market value adjustments of $6.7 million to servicing rights and $7.7 million to derivatives, in the three months ended September 30, 2024.

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

	Three Months Ended September 30,
	2025			2024
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-earning deposits, and other interest or dividends	$556,894	$8,063	5.74%	$484,712	$7,671	6.30%
Securities available for sale	923,603	11,880	5.10%	1,011,146	14,855	5.84%
Securities held to maturity	1,510,857	22,427	5.89%	1,288,466	22,081	6.82%
Mortgage loans in process of securitization	395,388	5,308	5.33%	308,362	4,062	5.24%
Loans and loans held for sale	14,654,535	254,101	6.88%	14,603,750	290,259	7.91%
Total interest-earning assets	18,041,277	301,779	6.64%	17,696,436	338,928	7.62%
Allowance for credit losses on loans	(105,347)			(81,178)
Noninterest-earning assets	877,235			696,135
Total assets	$18,813,165			$18,311,393
Liabilities/Shareholders' Equity:
Interest-bearing checking	$7,451,868	$75,415	4.02%	$5,297,908	$62,603	4.70%
Savings deposits	145,086	5	0.01%	145,305	17	0.05%
Money market	3,661,645	38,542	4.18%	2,816,906	33,858	4.78%
Certificates of deposit	2,238,401	25,782	4.57%	5,032,159	69,197	5.47%
Total interest-bearing deposits	13,497,000	139,744	4.11%	13,292,278	165,675	4.96%
Borrowings	2,476,365	33,977	5.44%	2,518,405	40,432	6.39%
Total interest-bearing liabilities	15,973,365	173,721	4.31%	15,810,683	206,107	5.19%
Noninterest-bearing deposits	392,569			327,930
Noninterest-bearing liabilities	225,554			231,754
Total liabilities	16,591,488			16,370,367
Shareholders' equity	2,221,677			1,941,026
Total liabilities and shareholders' equity	$18,813,165			$18,311,393
Net interest income		$128,058			$132,821
Interest rate spread			2.33%			2.43%
Net interest-earning assets	$2,067,912			$1,885,753
Net interest margin			2.82%			2.99%
Average interest-earning assets to average interest-bearing liabilities			112.95%			111.93%

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

Merchants Bancorp

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Three Months Ended September 30, 2025
	compared to September 30, 2024
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(In thousands)
Interest income
Interest-earning deposits, and other interest or dividends	$1,142	$(750)	$392
Securities available for sale	(1,286)	(1,689)	(2,975)
Securities held to maturity	3,811	(3,465)	346
Mortgage loans in process of securitization	1,146	100	1,246
Loans and loans held for sale	1,009	(37,167)	(36,158)
Total interest income	5,822	(42,971)	(37,149)
Interest expense
Deposits
Interest-bearing checking	25,452	(12,640)	12,812
Savings deposits	—	(12)	(12)
Money market deposits	10,153	(5,469)	4,684
Certificates of deposit	(38,417)	(4,998)	(43,415)
Total Deposits	(2,812)	(23,119)	(25,931)
Borrowings	(675)	(5,780)	(6,455)
Total interest expense	(3,487)	(28,899)	(32,386)
Net interest income	$9,309	$(14,072)	$(4,763)

Net Interest Income. Net interest income of $128.1 million for the three months ended September 30, 2025 decreased $4.8 million, compared with the three months ended September 30, 2024. The decrease reflected lower interest income partially offset by lower interest expense on deposits and borrowings.

The interest rate spread of 2.33% for the three months ended September 30, 2025 decreased 10 basis points compared to 2.43% for the three months ended September 30, 2024. Our net interest margin decreased 17 basis points, to 2.82% for the three months ended September 30, 2025 compared to 2.99% for the three months ended September 30, 2024. The margin was negatively impacted by a significant shift in business mix, as highly profitable but lower-margin loans held for sale balances, consisting of primarily warehouse loans, grew by $321.1 million, or 8%, and warehouse repurchase agreements grew by $432.5 million, or 36%, while other higher-margin loans receivable balances, such as the healthcare financing portfolio, contracted by a net of $170.3 million.

Interest Income. Interest income of $301.8 million for the three months ended September 30, 2025 decreased $37.1 million, or 11%, compared with $338.9 million for the three months ended September 30, 2024. The decrease primarily reflected lower average yields on loans and loans held for sale, primarily in the warehouse portfolio.

Interest income of $254.1 million on loans and loans held for sale for the three months ended September 30, 2025, decreased $36.2 million, or 12%, compared to $290.3 million for the three months ended September 30, 2024. The average loan balance of $14.7 billion for the three months ended September 30, 2025 increased $50.8 million compared to $14.6 billion for the three months ended September 30, 2024. The average yield on loans and loans held for sale decreased 103 basis points, to 6.88% for the three months ended September 30, 2025, compared to 7.91% for the three months ended September 30, 2024.

Interest income of $11.9 million on securities available for sale for the three months ended September 30, 2025, decreased $3.0 million, or 20%, compared to $14.9 million for the three months ended September 30, 2024. The average balance of $923.6 million decreased $87.5 million, or 9%, compared to $1.0 billion for the three months ended

Merchants Bancorp

September 30, 2024. The average yield decreased 74 basis points, to 5.10% for the three months ended September 30, 2025, compared to 5.84% for the three months ended September 30, 2024.

Interest income of $5.3 million on mortgage loans in process of securitization for the three months ended September 30, 2025, increased $1.2 million, or 31%, compared to $4.1 million for the three months ended September 30, 2024. The average balance of $395.4 million increased $87.0 million, or 28%, compared to $308.4 million for the three months ended September 30, 2024. The average yield increased 9 basis points, to 5.33% for the three months ended September 30, 2025, compared to 5.24% for the three months ended September 30, 2024. The increase in average balance was primarily due to a higher origination volume of loans pending settlement for sale on the secondary market.

Interest income of $8.1 million on interest-earning deposits, and other interest or dividends for the three months ended September 30, 2025, increased $0.4 million, or 5%, compared to $7.7 million for the three months ended September 30, 2024. The average balance of $556.9 million increased $72.2 million, or 15%, compared to $484.7 million for the three months ended September 30, 2024. The average yield decreased 56 basis points, to 5.74% for the three months ended September 30, 2025, compared to 6.30% for the three months ended September 30, 2024.

Interest Expense. Total interest expense of $173.7 million for the three months ended September 30, 2025, decreased $32.4 million, or 16%, compared to $206.1 million for the three months ended September 30, 2024. The decrease reflected lower average balances at lower average rates on certificates of deposit, which were partially offset by higher average balances at lower average rates on interest-bearing checking accounts.

Interest expense on deposits of $139.7 million decreased $25.9 million, or 16%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Interest expense of $25.8 million on certificates of deposit for the three months ended September 30, 2025, decreased $43.4 million, or 63%, compared to $69.2 million for the three months ended September 30, 2024. The decrease reflected lower average balances at lower rates. The average balance of $2.2 billion for the three months ended September 30, 2025, decreased $2.8 billion or 56%, compared to $5.0 billion for the three months ended September 30, 2024. The average interest rate decreased 90 basis points, to 4.57%, for the three months ended September 30, 2025, compared to 5.47% for three months ended September 30, 2024.

Interest expense of $75.4 million on interest-bearing checking accounts for the three months ended September 30, 2025, increased $12.8 million, or 20%, compared to $62.6 million for the three months ended September 30, 2024. The increase reflected higher average balances at lower rates. The average balance of $7.5 billion for the three months ended September 30, 2025, increased $2.2 billion, or 41%, compared to $5.3 billion for the three months ended September 30, 2024. The average interest rate decreased 68 basis points to 4.02% for the three months ended September 30, 2025, compared to 4.70% for three months ended September 30, 2024.

Interest expense of $34.0 million on borrowings for the three months ended September 30, 2025, decreased $6.5 million, or 16%, compared to the three months ended September 30, 2024. The decrease was primarily due to lower average rates on lower average FHLB borrowings. The average interest rate decreased 95 basis points to 5.44% for the three months ended September 30, 2025, compared to 6.39% for the three months ended September 30, 2024.

Included in interest expense on borrowings, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated from the interest-earning assets. As a result, the cost of borrowings increased from a base rate of 5.14% and 6.18%, to an effective rate of 5.44% and 6.39% for the three months ended September 30, 2025 and 2024, respectively.

Provision for Credit Losses. We recorded a provision for credit losses of $29.2 million for the three months ended September 30, 2025, an increase of $22.3 million, or 324%, over the three months ended September 30, 2024. The increases in provision expenses and charge-offs were primarily associated with declines on multi-family property values,

Merchants Bancorp

after receiving new appraisals, and the ongoing investigation of borrowers involved in mortgage fraud or suspected fraud. The increases were also attributable to certain types of subordinated loans that the Company no longer offers to borrowers. The underperforming loans have been largely identified and evaluated for potential losses that have either been included in the provision for credit losses as specific reserves or charged off.

The $29.2 million provision for credit losses consisted of $31.0 million for the ACL-Loans, net of a release of $1.8 million for the ACL-OBCE’s.

The ACL-Loans was $93.3 million, or 0.88% of total loans, at September 30, 2025, compared to $84.4 million, or 0.81% of total loans, at December 31, 2024, and $84.5 million, or 0.82%, at September 30, 2024. The increase compared to December 31, 2024 was driven by a $95.0 million in provision expense, primarily related to the multi-family portfolio, which was offset by $86.1 million in charge-offs. The increase compared to September 30, 2024 was primarily related an increase in provision expense for loans in the multi-family portfolio, which were partially offset by charge-offs. Additional details are provided in the Asset Quality portion of the Comparison of Financial Condition at September 30, 2025 and December 31, 2024 and in Note 4: Loans and Allowance for Credit Losses on Loans.

Noninterest Income.

	Three Months Ended September 30,
	2025	2024	Change Amount	Change %

	(Dollars in thousands)
Noninterest income:
Gain on sale of loans	$ 24,671	$ 16,731	$ 7,940	47%
Loan servicing fees, net	7,986	(1,509)	9,495	(629)%
Mortgage warehouse fees	1,736	1,620	116	7%
Syndication and asset management fees	4,864	1,834	3,030	165%
Other income	3,757	(1,934)	5,691	(294)%
Total noninterest income	$ 43,014	$ 16,742	$ 26,272	157%

Noninterest income of $43.0 million for the three months ended September 30, 2025 increased $26.3 million, or 157%, compared to $16.7 million for the three months ended September 30, 2024. The increase was primarily due to a $9.5 million, or 629%, increase in loan servicing fees, a $7.9 million, or 47%, increase in gain on sale of loans, a $5.7 million, or 294%, increase in other income, and a $3.0 million, or 165%, increase in syndication and asset management fees.

Loan servicing fees included a $2.1 million positive fair market value adjustment to servicing rights for the three months ended September 30, 2025, compared to a $6.7 million negative fair market value adjustment to servicing rights for the three months ended September 30, 2024.

The $7.9 million, or 47%, increase in gain on sale of loans resulted from higher volume in the multi-family loan portfolio, including a securitization through a Freddie Mac sponsored Q-Series transaction.

Merchants Bancorp

A summary of the gain on sale of loans for the three months ended September 30, 2025 and 2024 is below:

	Gain on Sale of Loans
	Three Months Ended September 30,
	2025	2024	Change Amount	Change %

	(Dollars in thousands)
Loan Type:
Multi-family	$22,458	$15,302	$7,156	47%
Single-family	775	690	85	12%
SBA	1,438	739	699	95%
Total	$24,671	$16,731	$7,940	47%

Other noninterest income of $3.8 million for the three months ended September 30, 2025 increased 294%, compared to the three months ended September 30, 2024. Other noninterest income included a $770,000 negative adjustment to the fair value of floor derivatives for the three months ended September 30, 2025 compared to a $7.7 million negative fair value adjustment for the three months ended September 30, 2024. The floor derivatives are associated with arrangements whereby there is a guaranteed minimum interest rate the Company will receive on certain assets bearing variable interest rates. The change in value was driven largely by the change in market interest rates during the period. Also included in other noninterest income were changes in fair value on certain securities available for sale that the Company elected to account for under the fair value option, with changes in fair value reflected in earnings. The Company also has put options associated with these securities that provide protection against any change in value. By design, the fair value adjustments of the securities and the put options should be substantially equal and offsetting. For the three months ended September 30, 2025 there was a $6.6 million positive fair value adjustment on the securities that were offset by a $6.6 million negative fair value adjustment on the put options, hence having no net gain or loss recognized. Also see Note 2: Investment Securities, Note 11: Derivative Financial Instruments, and Note 12: Disclosures about Fair Value of Assets and Liabilities.

Syndication and asset management fees of $4.9 million for the three months ended September 30, 2025, increased $3.0 million, or 165%, compared to the three months ended September 30, 2024. The increase was attributable to an increase in the amount of projects and funds managed in combination with new equity raises by our LIHTC syndication platform during the three months ended September 30, 2025 than the prior year.

Noninterest Expense.

	Three Months Ended September 30,
	2025	2024	Change Amount	Change %

	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$ 44,152	$ 35,218	$ 8,934	25%
Loan expense	1,263	1,114	149	13%
Occupancy and equipment	2,453	2,231	222	10%
Professional fees	3,371	3,439	(68)	(2)%
Deposit insurance expense	9,376	8,981	395	4%
Technology expense	2,608	2,068	540	26%
Credit risk transfer premium expense	4,194	2,079	2,115	102%
Other expense	9,833	6,188	3,645	59%
Total noninterest expense	$ 77,250	$ 61,318	$ 15,932	26%

Merchants Bancorp

Noninterest expense of $77.3 million for the three months ended September 30, 2025 increased $15.9 million, or 26%, compared to the three months ended September 30, 2024. The increase was primarily due to a $8.9 million, or 25%, increase in salaries and employee benefits that primarily reflected higher commissions on higher production volume and noninterest income, as well as $2.0 million for expenses associated with the addition of production staff, which is expected to be accretive to earnings, while continuing to elevate production, gain on sale, and expenses in future quarters. Also contributing to the higher expenses during the quarter was a $3.8 million increase in other expenses primarily associated with taxes, insurance, property expenses, and legal fees for collateral preservation of nonperforming loans and a $2.1 million increase in credit risk transfer premium expense associated credit default swaps.

The efficiency ratio was at 45.16% for the three months ended September 30, 2025, compared with 41.00% for the three months ended September 30, 2024. The $10.0 million in total expenses associated with credit default swap premiums, the collateral preservation of nonperforming loans, and the addition of production staff had a negative 584 basis point impact on the efficiency ratio for the three months ended September 30, 2025.

Income Taxes. Income tax expense of $9.9 million for the three months ended September 30, 2025 decreased $10.2 million, or 51%, compared to the three months ended September 30, 2024, reflecting benefits from the utilization of tax credits and lower pretax income. The effective tax rate was 15.3% for the three months ended September 30, 2025 and 24.7% for the three months ended September 30, 2024.

Comparison of Operating Results for the Nine Months Ended September 30, 2025 and 2024

General. Net income of $150.9 million for the nine months ended September 30, 2025 decreased $73.8 million, or 33%, compared to the nine months ended September 30, 2024. The decrease was primarily due to a $68.4 million increase in the provision for credit losses, a $55.6 million increase in noninterest expense, and a $9.0 million decrease in net interest income, partially offset by a $31.0 million decrease in the provision for income taxes and a $28.2 million increase in noninterest income.

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

	Nine Months Ended September 30,
	2025			2024
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-earning deposits, and other interest or dividends	$535,944	$23,721	5.92%	$423,327	$19,441	6.13%
Securities available for sale	946,481	36,333	5.13%	1,045,092	44,027	5.63%
Securities held to maturity	1,575,095	69,951	5.94%	1,215,357	62,402	6.86%
Mortgage loans in process of securitization	350,338	14,355	5.48%	227,283	8,826	5.19%
Loans and loans held for sale	14,413,936	749,022	6.95%	14,150,287	846,678	7.99%
Total interest-earning assets	17,821,794	893,382	6.70%	17,061,346	981,374	7.68%
Allowance for credit losses on loans	(94,374)			(76,410)
Noninterest-earning assets	819,521			657,068
Total assets	$18,546,941			$17,642,004

Liabilities/Shareholders' Equity:

Interest-bearing checking	$6,253,519	$186,869	4.00%	$5,101,859	$181,419	4.75%
Savings deposits	145,531	28	0.03%	164,074	255	0.21%
Money market	3,472,609	108,185	4.17%	2,807,575	100,708	4.79%
Certificates of deposit	2,895,164	99,978	4.62%	5,751,613	233,966	5.43%
Total interest-bearing deposits	12,766,823	395,060	4.14%	13,825,121	516,348	4.99%
Borrowings	3,016,375	119,349	5.29%	1,426,146	77,030	7.21%
Total interest-bearing liabilities	15,783,198	514,409	4.36%	15,251,267	593,378	5.20%
Noninterest-bearing deposits	354,705			330,440
Noninterest-bearing liabilities	214,252			222,115
Total liabilities	16,352,155			15,803,822
Shareholders' equity	2,194,786			1,838,182
Total liabilities and shareholders' equity	$18,546,941			$17,642,004
Net interest income		$378,973			$387,996
Interest rate spread			2.34%			2.48%
Net interest-earning assets	$2,038,596			$1,810,079
Net interest margin			2.84%			3.04%
Average interest-earning assets to average interest-bearing liabilities			112.92%			111.87%

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

Merchants Bancorp

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Nine Months Ended September 30, 2025
	compared to September 30, 2024
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(In thousands)
Interest income
Interest-earning deposits, and other interest or dividends	$5,172	$(892)	$4,280
Securities available for sale	(4,154)	(3,540)	(7,694)
Securities held to maturity	18,471	(10,922)	7,549
Mortgage loans in process of securitization	4,779	750	5,529
Loans and loans held for sale	15,775	(113,431)	(97,656)
Total interest income	40,043	(128,035)	(87,992)
Interest expense
Deposits
Interest-bearing checking	40,952	(35,502)	5,450
Savings deposits	(29)	(198)	(227)
Money market deposits	23,855	(16,378)	7,477
Certificates of deposit	(116,196)	(17,792)	(133,988)
Total Deposits	(51,418)	(69,870)	(121,288)
Borrowings	85,893	(43,574)	42,319
Total interest expense	34,475	(113,444)	(78,969)
Net interest income	$5,568	$(14,591)	$(9,023)

Net Interest Income. Net interest income of $379.0 million for the nine months ended September 30, 2025 decreased $9.0 million, or 2%, compared to $388.0 million for the nine months ended September 30, 2024. The decrease reflected lower interest income, primarily on loans and loans held for sale, and higher interest expense on borrowings partially offset by lower interest expense on deposits.

The interest rate spread of 2.34% for the nine months ended September 30, 2025, decreased 14 basis points compared to 2.48% for the nine months ended September 30, 2024. Our net interest margin decreased 20 basis points, to 2.84% for the nine months ended September 30, 2025 from 3.04% for the nine months ended September 30, 2024. The margin was negatively impacted by a significant shift in business mix, as highly profitable but lower-margin loans held for sale balances, consisting of primarily warehouse loans, grew by $357.8 million, or 9%, and warehouse repurchase agreements grew by $199.8 million, or 14%, while other higher-margin loans receivable balances, such as the healthcare financing portfolio, contracted by a net of $29.7 million.

Interest Income. Interest income of $893.4 million for the nine months ended September 30, 2025 decreased $88.0 million, or 9%, compared to $981.4 million for the nine months ended September 30, 2024. This decrease was primarily attributable to lower average yields on higher average balances on loans and loans held for sale.

Interest income of $749.0 million on loans and loans held for sale for the nine months ended September 30, 2025, decreased $97.7 million, or 12%, compared to $846.7 million for the nine months ended September 30, 2024. The average loan balance during the nine months ended September 30, 2025 increased $263.6 million, or 2%, to $14.4 billion compared to $14.2 billion for the nine months ended September 30, 2024, and the average yield on loans decreased 104 basis points, to 6.95% for the nine months ended September 30, 2025, compared to 7.99% for the nine months ended September 30, 2024.

Merchants Bancorp

Interest income of $36.3 million on securities available for sale for the nine months ended September 30, 2025, decreased $7.7 million, or 17%, compared to $44.0 million for the nine months ended September 30, 2024. The average balance of securities available for sale decreased $98.6 million, or 9%, to $946.5 million compared to $1.0 billion for the nine months ended September 30, 2024, and the average yield decreased 50 basis points, to 5.13% for the for the nine months ended September 30, 2025, compared to 5.63% for the nine months ended September 30, 2024.

Interest income of $70.0 million on securities held to maturity for the nine months ended September 30, 2025, increased $7.5 million, or 12%, compared to the nine months ended September 30, 2024. The average balance of securities held to maturity for the nine months ended September 30, 2025 increased $359.7 million, or 30%, to $1.6 billion compared to $1.2 billion for the nine months ended September 30, 2024. The average yield on securities held to maturity decreased 92 basis points, to 5.94%, for the nine months ended September 30, 2025, reflecting lower variable rates, compared to 6.86% for the nine months ended September 30, 2024.

Interest income of $14.4 million on mortgage loans in process of securitization for the nine months ended September 30, 2025, increased $5.5 million, or 63%, compared to $8.8 million for the nine months ended September 30, 2024. The average balance of $350.3 million increased $123.1 million, or 54%, compared to the nine months ended September 30, 2024. The average yield increased 29 basis points, to 5.48% for the nine months ended September 30, 2025, compared to 5.19% for the nine months ended September 30, 2024. The increase in average balance was primarily due to higher origination volume of loans pending settlement for sale on the secondary market.

Interest income of $23.7 million on interest-earning deposits, and other interest or dividends for the nine months ended September 30, 2025, increased $4.3 million, or 22%, compared to $19.4 million for the nine months ended September 30, 2024. The average balance of interest-earning deposits and other increased $112.6 million, or 27%, to $535.9 million for the nine months ended September 30, 2025, from $423.3 million for the nine months ended September 30, 2024, and the average yield decreased 21 basis points, to 5.92%, for the nine months ended September 30, 2025, compared to 6.13% for the nine months ended September 30, 2024.

Interest Expense. Total interest expense of $514.4 million for the nine months ended September 30, 2025 decreased $79.0 million, or 13%, compared to $593.4 million for the nine months ended September 30, 2024. The lower interest expense reflects a shift towards borrowings that have become a more cost-effective option than utilizing brokered certificates of deposit, in addition to growth in lower-cost, interest-bearing checking accounts.

Interest expense on deposits of $395.1 million for the nine months ended September 30, 2025 decreased $121.3 million, or 23%, compared to the nine months ended September 30, 2024. The decrease was primarily due to lower average balances and lower average rates for certificate of deposit accounts and higher average balances at lower average rates on interest-bearing checking and money market accounts.

Interest expense of $100.0 million on certificates of deposit for the nine months ended September 30, 2025, decreased $134.0 million, or 57%, compared to $234.0 million for the nine months ended September 30, 2024. The average balance of certificate of deposit accounts was $2.9 billion for the nine months ended September 30, 2025, a decrease of $2.9 billion, or 50%, compared to $5.8 billion for the nine months ended September 30, 2024. The average rate on certificate of deposit accounts was 4.62% for the nine months ended September 30, 2025, which was a 81 basis point decrease compared to 5.43% for the nine months ended September 30, 2024.

Interest expense of $108.2 million on money market accounts for the nine months ended September 30, 2025, increased $7.5 million, or 7%, compared to $100.7 million for the nine months ended September 30, 2024. The average balance of money market accounts of $3.5 billion for the nine months ended September 30, 2025 increased $665.0 million, or 24%, compared to $2.8 billion for the nine months ended September 30, 2024. The average rate on money market accounts was 4.17% for the nine months ended September 30, 2025, which was a 62 basis point decrease compared to 4.79% for the nine months ended September 30, 2024.

Merchants Bancorp

Interest expense of $186.9 million on interest-bearing checking accounts for the nine months ended September 30, 2025, increased $5.5 million, or 3%, compared to $181.4 million for the nine months ended September 30, 2024. The average balance of interest-bearing checking accounts of $6.3 billion for the nine months ended September 30, 2025 increased $1.2 billion, or 23%, compared to $5.1 billion for the nine months ended September 30, 2024. The average rate on interest-bearing checking accounts was 4.00% for the nine months ended September 30, 2025, which was an 75 basis point decrease compared to 4.75% for the nine months ended September 30, 2024.

Interest expense of $119.3 million on borrowings for the nine months ended September 30, 2025, increased $42.3 million, or 55%, compared to $77.0 million for the nine months ended September 30, 2024. The increase was primarily due to a $1.6 billion, or 112%, increase in average balances, partially offset by a decrease of 192 basis points in the average rate of borrowings, to 5.29% compared to 7.21% for the nine months ended September 30, 2024.

Included in interest expense on borrowings, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated from the interest-earning assets. As a result, the cost of borrowings increased from a base rate of 5.04% and 6.89%, to an effective rate of 5.29% and 7.21% for the nine months ended September 30, 2025 and 2024, respectively.

Provision for Credit Losses. We recorded a provision for credit losses of $90.0 million for the nine months ended September 30, 2025, an increase of $68.4 million, or 317%, compared to $21.6 million for the nine months ended September 30, 2024. The increases in provision expenses and charge-offs compared to both periods were primarily associated with declines on multi-family property values, after receiving new appraisals, and the ongoing investigation of borrowers involved in mortgage fraud or suspected fraud. The increases were also attributable to certain types of underperforming loans that the Company no longer offers to borrowers. The subordinated loans have been largely identified and evaluated for potential losses that have either been included in the provision for credit losses as specific reserves or charged off.

The $90.0 million provision for credit losses consisted of $95.0 million for the ACL-Loans, net of a release of $4.6 million for the ACL-OBCE’s and $0.4 million for the release of reserves on the ACL-Guarantees, related to a loan securitization.

The ACL-Loans was $93.3 million, or 0.88% of total loans, at September 30, 2025, compared to $84.4 million, or 0.81% of total loans, at December 31, 2024, and $84.5 million, or 0.82%, at September 30, 2024. The increase compared to December 31, 2024 was driven by a $95.0 million in provision expense, primarily related to the multi-family portfolio, which was offset by $86.1 million in charge-offs. The increase compared to September 30, 2024 was primarily related an increase in provision expense for loans in the multi-family portfolio, which were partially offset by charge-offs. Additional details are provided in the Asset Quality portion of the Comparison of Financial Condition at September 30, 2025 and December 31, 2024 and in Note 4: Loans and Allowance for Credit Losses on Loans.

Merchants Bancorp

Noninterest Income.

	Nine Months Ended September 30,
	2025	2024	Change Amount	Change %

	(Dollars in thousands)
Noninterest income:
Gain on sale of loans	$ 59,632	$ 37,255	$ 22,377	60%
Loan servicing fees, net	18,134	28,720	(10,586)	(37)%
Mortgage warehouse fees	5,288	4,126	1,162	28%
Loss on sale of investments available for sale	-	(108)	108	(100)%
Syndication and asset management fees	17,960	10,370	7,590	73%
Other income	16,173	8,604	7,569	88%
Total noninterest income	$ 117,187	$ 88,967	$ 28,220	32%

Noninterest income of $117.2 million for the nine months ended September 30, 2025 increased $28.2 million, or 32%, compared to the nine months ended September 30, 2024. The increase was primarily due to a $22.4 million, or 60%, increase in gain on sale of loans, a $7.6 million, or 73%, increase in syndication and asset management fees, and a $7.6 million, or 88%, increase in other noninterest income, partially offset by a decrease of $10.6 million, or 37% in loan servicing fees compared to the nine months ended September 30, 2024.

The $22.4 million, or 60%, increase in gain on sale of loans resulted from higher volume in the multi-family loan portfolio.

A summary of the gain on sale of loans for the nine months ended September 30, 2025 and 2024 is below:

	Gain on Sale of Loans
	Nine Months Ended September 30,
	2025	2024	Change Amount	Change %

	(Dollars in thousands)
Loan Type:
Multi-family	$52,398	$32,808	$19,590	60%
Single-family	3,409	1,494	1,915	128%
Small Business Association (SBA)	3,825	2,953	872	30%
Total	$59,632	$37,255	$22,377	60%

Syndication and asset management fees of $18.0 million for the nine months ended September 30, 2025, increased $7.6 million, or 73%, compared to $10.4 million for the nine months ended September 30, 2024. The increase was attributable to an increase in the amount of projects and funds managed in combination with new equity raises by our LIHTC syndication platform during the nine months ended September 30, 2025 than the prior year.

Other noninterest income of $16.2 million for the nine months ended September 30, 2025 increased $7.6 million, or 88%, compared to $8.6 million for the nine months ended September 30, 2024. Other noninterest income included a $1.3 million positive fair value adjustment to the floor derivatives for the nine months ended September 30, 2025 compared to a $5.1 million negative fair value adjustment for the nine months ended September 30, 2024. The floor derivatives are associated with arrangements whereby there is a guaranteed minimum interest rate the Company will receive on certain assets bearing variable interest rates. The change in value was driven largely by the change in market interest rates during the period. Also included in other noninterest income were changes in fair value on certain securities available for sale that the Company elected to account for under the fair value option, with changes in fair value reflected in earnings. The Company also has put options associated with these securities that provide protection against any change in value. By design, the fair value adjustments of the securities and the put options

Merchants Bancorp

should be substantially equal and offsetting. For the nine months ended September 30, 2025 there was a $5.3 million positive fair value adjustment on the securities that were offset by a $5.3 million negative fair value adjustment on the put options, hence having no net gain or loss recognized. Also see Note 2: Investment Securities, Note 11: Derivative Financial Instruments, and Note 12: Disclosures about Fair Value of Assets and Liabilities.

Loan servicing fees included a $1.6 million positive fair market value adjustment to servicing rights for the nine months ended September 30, 2025, compared to a $12.3 million positive fair market value adjustment to servicing rights for the nine months ended September 30, 2024.

Noninterest Expense.

	Nine Months Ended September 30,
	2025	2024	Change Amount	Change %

	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$ 124,137	$ 93,187	$ 30,950	33%
Loan expense	3,203	3,063	140	5%
Occupancy and equipment	7,298	6,707	591	9%
Professional fees	9,424	11,094	(1,670)	(15)%
Deposit insurance expense	23,756	19,685	4,071	21%
Technology expense	7,428	5,781	1,647	28%
Credit risk transfer premium expense	12,823	4,373	8,450	193%
Other expense	28,182	16,720	11,462	69%
Total noninterest expense	$ 216,251	$ 160,610	$ 55,641	35%

Noninterest expense of $216.3 million for the nine months ended September 30, 2025 increased $55.6 million, or 35%, compared to the nine months ended September 30, 2024. The increase was due primarily to a $31.0 million, or 33%, increase in salaries and employee benefits to support business growth, including $10.2 million for expenses associated with the addition of production staff, which is expected to be accretive to earnings, while continuing to elevate production, gain on sale, and expenses in future quarters as well. A significant contributor to the increased expenses during the period was a $11.5 million rise in other expenses, primarily related to taxes, insurance, receiver expenses, and legal fees tied to preserving collateral for nonperforming loans. Additionally, noninterest expenses rose due to a $8.5 million increase in credit risk transfer premium expenses, stemming from several credit default swap transactions executed since March 2024. Deposit insurance expenses also grew by $4.1 million, or 21%, driven by a rise in underperforming assets and overall asset growth.

The efficiency ratio was at 43.58% for the nine months ended September 30, 2025, compared with 33.67% for the nine months ended September 30, 2024. The $33.2 million in total expenses associated with credit default swap premiums, the collateral preservation of nonperforming loans, and the addition of production staff had a negative 669 basis point impact on the efficiency ratio for the nine months ended September 30, 2025.

Income Taxes. Income tax expense of $39.0 million for the nine months ended September 30, 2025 decreased $31.0 million, or 44%, compared to $70.0 million for the nine months ended September 30, 2024. The decrease was primarily due to a 36% lower pre-tax income during the nine months ended September 30, 2025. Also contributing to the reduction were benefits from the utilization of tax credits. The effective tax rate was 20.5% for the nine months ended September 30, 2025 and 23.8% for the nine months ended September 30, 2024.

Merchants Bancorp

Our Segments

We operate in three primary segments: Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. The reportable segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company.

The Multi-family Mortgage Banking segment originates and services government sponsored mortgages for multi-family and healthcare facilities through Merchants Capital. Merchants Capital is also a fully integrated syndicator of low-income housing tax credit and debt funds. As one of the top ranked agency affordable lenders in the nation, our licenses with Fannie Mae, Freddie Mac, and FHA, coupled with our bank financing products, provide sponsors with custom beginning-to-end financing solutions that adapt to an ever-changing market. We are also one of the largest Ginnie Mae servicers in the country based on aggregate loan principal value. As of September 30, 2025 the Company’s total servicing portfolio had an unpaid principal balance of $32.0 billion, primarily managed in the Multi-family Mortgage Banking segment. Included in this amount was an unpaid principal balance of loans serviced for others of $20.5 billion, an unpaid principal balance of loans sub-serviced for others of $3.4 billion, and other servicing balances of $0.8 billion at September 30, 2025. These loans are not included in the accompanying balance sheets. The Company also manages $7.3 billion of loans for customers that have loans on the balance sheet at September 30, 2025. The servicing portfolio primarily consists of Ginnie Mae, Fannie Mae, and Freddie Mac loans and is a significant source of our noninterest income and deposits.

Our Mortgage Warehousing segment funds agency eligible loans for non-depository financial institutions from the date of origination or purchase until the date of sale to an investor, which typically takes less than 30 days and is a significant source of our net interest income, loans, and deposits. Mortgage Warehousing has grown to fund over $33.0 billion in 2023, $45.6 billion in 2024, and $45.6 billion for the nine months ended September 30, 2025. Mortgage Warehousing also provides commercial loans and collects deposits related to the mortgage escrow accounts of its customers.

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

For the three months ended September 30, 2025 and 2024, we had total net income of $54.7 million and $61.3 million, respectively. For the nine months ended September 30, 2025 and 2024, we had total net income of $150.9 million and $224.7 million, respectively. Net income for our three segments for the respective periods was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Multi-family Mortgage Banking	$12,076	$8,068	$24,758	$33,714
Mortgage Warehousing	23,564	15,940	61,948	58,400
Banking	29,551	44,983	91,232	153,786
Other	(10,490)	(7,718)	(27,017)	(21,180)

Total	$54,701	$61,273	$150,921	$224,720

Multi-family Mortgage Banking.

Comparison of results for the three months ended September 30, 2025 and 2024:

The Multi-family Mortgage Banking segment reported net income of $12.1 million for the three months ended September 30, 2025, an increase of $4.0 million, or 50%, compared to the three months ended September 30, 2024. The increase in net income was primarily due to a $6.9 million increase in loan servicing fees, a $3.0 million increase in syndication and asset management fees, partially offset by an increase of $5.2 million in noninterest expense that included $2.0 million associated with the addition of production staff, who are expected to elevate production, gain on sale, and expenses in future quarters as well.

Loan servicing fees included a $2.5 million positive fair market value adjustment to servicing rights for the three months ended September 30, 2025 compared to a $5.1 million negative fair market value adjustment for the three months ended September 30, 2024.

The total volume of loans originated and acquired through our Multi-family business increased by $218.8 million, or 12%, to $2.0 billion, for the three months ended September 30, 2025, compared to $1.8 billion for the three months ended September 30, 2024. It includes construction loans coupled with agreements for future permanent loan refinancing, as well as bridge loans housed in our Banking segment, while borrowers await conversion to permanent financing. It also includes loans originated and acquired for sale in the secondary market.

Comparison of results for the nine months ended September 30, 2025 and 2024:

The Multi-family Mortgage Banking segment reported net income of $24.8 million for the nine months ended September 30, 2025, a decrease of $9.0 million or 27%, from the $33.7 million of net income reported for the nine months ended September 30, 2024. The decrease in net income was primarily due to a $23.1 million increase in noninterest expense that included $10.2 million associated with the addition of production staff, who are expected to elevate production, gain on sale, and expenses in future quarters also, as well as a $8.4 million decrease in loan servicing fees. These were partially offset by increases of $8.6 million in gain on sale of loans and $8.6 million in syndication and asset management fees.

Merchants Bancorp

Loan servicing fees for the nine months ended September 30, 2025 included a positive fair market value adjustment of $3.7 million on servicing rights, compared to a positive fair market value adjustment of $12.6 million for the nine months ended September 30, 2024.

The volume of loans originated and acquired through our Multi-family business increased by $609.3 million, or 16%, to $4.4 billion, for the nine months ended September 30, 2025, compared to $3.8 billion for the nine months ended September 30, 2024. It includes construction loans coupled with agreements for future permanent loan refinancing, as well as bridge loans housed in our Banking segment, while borrowers await conversion to permanent financing. It also includes loans originated and acquired for sale in the secondary market.

Mortgage Warehousing.

Comparison of results for the three months ended September 30, 2025 and 2024:

The Mortgage Warehousing segment reported net income of $23.6 million for the three months ended September 30, 2025, an increase of 48%, compared to $15.9 million for the three months ended September 30, 2024. The increase in net income reflected an increase in other noninterest income partially offset by an increase in noninterest expense related to premiums for credit risk transfers, and an increase in provision for credit losses.

Noninterest income included a $770,000 negative fair market value adjustment to derivatives for the three months ended September 30, 2025, compared to a $7.7 million negative fair market value adjustment to derivatives for the three months ended September 30, 2024.

The volume of loans funded during the three months ended September 30, 2025 amounted to $17.4 billion, an increase of $4.3 billion, or 33%, compared to the three months ended September 30, 2024. This compared to the 20% industry increase in single-family residential loan volumes for the three months ended September 30, 2025 compared to the same period in 2024, according to an estimate of industry volume by the Mortgage Bankers Association.

Comparison of results for the nine months ended September 30, 2025 and 2024:

The Mortgage Warehousing segment reported net income for the nine months ended September 30, 2025 of $61.9 million, an increase of $3.5 million, or 6%, compared to $58.4 million for the nine months ended September 30, 2024. The increase in net income primarily reflects an increase in other noninterest income and net interest income. The increase was further supported by a reduction in provision for income taxes, attributable to $1.8 million associated with benefits from the utilization of tax credits. These increases were partially offset by noninterest expense reflecting premiums related to credit risk transfers.

Noninterest income included a $1.3 million positive fair market value adjustment to derivatives for the nine months ended September 30, 2025, compared to a $5.1 million negative fair market value adjustment to derivatives for the nine months ended September 30, 2024.

The volume of loans funded during the nine months ended September 30, 2025 amounted to $45.6 billion, an increase of $13.6 billion, or 42%, compared to the nine months ended September 30, 2024. This compared to the 20% industry increase in single-family residential loan volumes for the nine months ended September 30, 2025 compared to the same period in 2024, according to an estimate of industry volume by the Mortgage Bankers Association.

Merchants Bancorp

Banking.

Comparison of results for the three months ended September 30, 2025 and 2024:

The Banking segment reported net income of $29.6 million for the three months ended September 30, 2025, decrease of $15.4 million, or 34%, compared to $45.0 million for the three months ended September 30, 2024. The decrease in net income was primarily due to the increase in provision for credit losses.

Noninterest income for the three months ended September 30, 2025 included a $394,000 negative fair market value adjustment on servicing rights, compared to a $1.6 million negative fair market value adjustment for the three months ended September 30, 2024.

Comparison of results for the nine months ended September 30, 2025 and 2024:

The Banking segment reported net income of $91.2 million for the nine months ended September 30, 2025, a decrease of $62.6 million, or 41%, compared to $153.8 million for the nine months ended September 30, 2024. The decrease in net income was primarily due to the increase in provision for credit losses.

Noninterest income for the nine months ended September 30, 2025 included a negative fair market value adjustment of $2.1 million on servicing rights, compared to a negative fair market value adjustment of $273,000 for the nine months ended September 30, 2024.

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

At September 30, 2025, based on pledged collateral, we had $5.9 billion in available unused borrowing capacity with the FHLB and the Federal Reserve discount window, an increase of 37%, compared to $4.3 billion at December 31, 2024. While the amounts available fluctuate daily, we also had available capacity lines through our membership in the AFX. This liquidity enhances the Company’s ability to effectively manage interest expense and asset levels in the future.

The Company’s most liquid assets are in cash, short-term investments, including interest-earning demand deposits, mortgage loans in process of securitization, loans held for sale, and warehouse lines of credit included in loans receivable. Taken together with its unused borrowing capacity of $5.9 billion described above, these totaled $12.6 billion, or 65%, of its $19.4 billion total assets at September 30, 2025. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

The Company’s investment portfolio has minimal levels of unrealized losses and management does not anticipate a need to sell securities for liquidity purposes at a loss. As of September 30, 2025, AOCL of $0.2 million, related to securities available for sale increased $0.1 million, or 59%, compared to AOCL of $0.1 million as of December 31, 2024. The $0.2 million of AOCL as of September 30, 2025 represented 0.01% of total equity and 0.02%

Merchants Bancorp

of total securities available for sale, reflecting our interest rate risk policy of maintaining short duration on assets and liabilities.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $56.7 million and $(825.3) million for the nine months ended September 30, 2025 and 2024, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities and loans, was $208.4 million and $830.8 million for the nine months ended September 30, 2025 and 2024, respectively. Net cash provided by financing activities, which is comprised primarily of net change in borrowings and deposits was $273.1 million and $1.7 billion for the nine months ended September 30, 2025 and 2024, respectively. Most variability within our cash flows comes from loan growth and sale activity. As discussed in detail throughout this section and Capital Resources, the Company has numerous funding sources to cover volatility in cash flows for operating and financing needs through our cash, investments, borrowing capacity, deposit base and capital resources.

Certificates of deposit that are scheduled to mature in less than one year from September 30, 2025 totaled $2.0 billion, or 98%, of total certificates of deposit. Of the $2.0 billion in total, there were $869.5 million classified as core deposits. Management expects that a substantial portion of the maturing core certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances, the Federal Reserve discount window, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

At September 30, 2025, we had $3.8 billion in outstanding commitments to extend credit that are subject to credit risk and $3.7 billion outstanding commitments subject to certain performance criteria and cancellation by the Company, including loans pending closing, unfunded construction draws, and unfunded lines of warehouse credit. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Additionally, the Company’s business model is designed to continuously sell a significant portion of its loans, which provides flexibility in managing its liquidity.

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

Shareholders’ Equity. Total shareholders’ equity was $2.2 billion as of September 30, 2025. The $17.9 million or 1%, decrease compared to December 31, 2024 resulted primarily from the redemption of 6% Series B Preferred Stock for $125.0 million and dividends paid on common and preferred shares of $44.6 million during the period, which were

Merchants Bancorp

partially offset by net income of $150.9 million. See Note 14: Preferred Stock for more details on the Series B redemption.

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

6% Series C Preferred Stock. Dividends on the Series C Preferred Stock, to the extent declared by the Company’s board, are payable quarterly. The Company may redeem the Series C Preferred Stock, in whole or in part, at our option, on any dividend payment date on or after April 1, 2026, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

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

Dividends declared to preferred shareholders for the nine months ended September 30, 2025, totaled $30.8 million. For more information, see Note 14: Preferred Stock.

Merchants Bancorp

Common Shares/Dividends. As of September 30, 2025, the Company had 45,889,238 common shares issued and outstanding. The Board declared a quarterly dividend of $0.10 per share for the first three quarters of 2025.

Capital Adequacy.

The following tables present the Company’s capital ratios at September 30, 2025 and December 31, 2024:

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
September 30, 2025
Total capital(1) (to risk-weighted assets)
Company	$2,320,759	13.6%	$1,788,780	10.5%	$—	N/A	%
Merchants Bank	2,274,675	13.4%	1,787,525	10.5%	1,702,405	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	2,216,963	13.0%	1,448,060	8.5%	—	N/A	%
Merchants Bank	2,170,879	12.8%	1,447,044	8.5%	1,361,924	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,665,673	9.8%	1,192,520	7.0%	—	N/A	%
Merchants Bank	2,170,879	12.8%	1,191,683	7.0%	1,106,563	6.5%
Tier I capital(1) (to average assets)
Company	2,216,963	11.8%	940,224	5.0%	—	N/A	%
Merchants Bank	2,170,879	11.6%	937,309	5.0%	937,309	5.0%
(1)	As defined by regulatory agencies.

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2024
Total capital(1) (to risk-weighted assets)
Company	$2,334,479	13.9%	$1,767,835	10.5%	$—	N/A	%
Merchants Bank	2,165,193	12.9%	1,763,982	10.5%	1,679,983	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	2,234,658	13.3%	1,431,105	8.5%	—	N/A	%
Merchants Bank	2,065,372	12.3%	1,427,985	8.5%	1,343,986	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,562,524	9.3%	1,178,557	7.0%	—	N/A	%
Merchants Bank	2,065,372	12.3%	1,175,988	7.0%	1,091,989	6.5%
Tier I capital(1) (to average assets)
Company	2,234,658	12.1%	925,180	5.0%	—	N/A	%
Merchants Bank	2,065,372	11.2%	922,006	5.0%	922,006	5.0%
(1)	As defined by regulatory agencies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Merchants Bank to maintain minimum amounts and ratios (set forth in the table above). Management believes, as of

Merchants Bancorp

September 30, 2025 and December 31, 2024, that the Company and Merchants Bank met all capital adequacy requirements to which they were subject. For additional information regarding dividend restrictions, see the Company’s 2024 Annual Report on Form 10–K.

As of September 30, 2025 and December 31, 2024, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or Merchants Bank’s category and as of September 30, 2025, the Bank’s capital exceeded the levels agreed to in the MOU.

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

Our business consists of funding low risk multi-family, residential, SBA loans, and warehouse repurchase agreements, meeting underwriting standards of government programs under an originate to sell model, and retaining adjustable-rate loans as held for investment to reduce interest rate risk.

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

Merchants Bancorp

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

The following table presents NII at Risk for Merchants Bank as of September 30, 2025 and December 31, 2024.

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
September 30, 2025:
Dollar change	$(85,985)	$(43,544)	$44,510	$89,216
Percent change	(15.3)%	(7.7)%	7.9%	15.8%

December 31, 2024:
Dollar change	$(63,859)	$(34,202)	$34,088	$68,263
Percent change	(12.2)%	(6.5)%	6.5%	13.1%

Our interest rate risk management policy objective is to limit the change in our net interest income to 20% for a +/- 100 basis point move in interest rates, and 30% for a +/- 200 basis point move in rates. At September 30, 2025 we estimated that we were within policy limits set by our board of directors for the -200, -100, +100, and +200 basis point scenarios.

Merchants Bancorp

The EVE results for Merchants Bank included in the following table reflect the analysis used quarterly by management. It models immediate -200, -100, +100 and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
September 30, 2025:
Dollar change	$48,147	$32,031	$3,128	$5,998
Percent change	2.3%	1.5%	0.1%	0.3%

December 31, 2024:
Dollar change	$12,188	$14,762	$(1,118)	$(2,990)
Percent change	0.6%	0.7%	(0.1)%	(0.1)%

Our interest rate risk management policy objective is to limit the change in our EVE to 15% for a +/- 100 basis point move in interest rates, and 20% for a +/- 200 basis point move in rates. We are within policy limits set by our board of directors for the -200, -100, +100 and +200 basis point scenarios. The EVE reported at September 30, 2025 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

	September 30,
	2025	2024

	(Dollars in thousands)
Total equity	$2,225,434	$1,939,107
Less: goodwill and intangibles	(8,056)	(8,079)
Less: preferred stock	(551,291)	(449,387)
Tangible common shareholders' equity	$1,666,087	$1,481,641

Assets	$19,354,647	$18,652,976
Less: goodwill and intangibles	(8,056)	(8,079)
Tangible assets	$19,346,591	$18,644,897

Ending common shares	45,889,238	45,764,023

Tangible book value per common share	$36.31	$32.38

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective.

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

Merchants Bancorp

Date:	November 7, 2025	By:	/s/ Michael F. Petrie
Michael F. Petrie
Chairman & Chief Executive Officer

Date:	November 7, 2025	By:	/s/ Sean A. Sievers
Sean A. Sievers Chief Financial Officer
(Principal Financial Officer)