Form 10-K
period 2025-12-31
Merchants Bancorp
filed 2026-02-27
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-38258

MERCHANTS BANCORP

(Exact name of Registrant as specified in its charter)

INDIANA	20-5747400
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

410 Monon Blvd. Carmel, Indiana	46032
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (317) 569-7420

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value Depositary Shares, each representing a 1/40th interest in a share of Series C Preferred Stock, without par value	MBIN MBINN	NASDAQ NASDAQ
Depositary Shares, each representing a 1/40th interest in a share of Series D Preferred Stock, without par value	MBINM	NASDAQ
Depositary Shares, each representing a 1/40th interest in a share of Series E Preferred Stock, without par value	MBINL	NASDAQ

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

At June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”) was $990.6 million.

As of February 18, 2026, the Registrant had 45,962,065 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement, for its 2026 annual meeting of shareholders to be held May 21, 2026, to be filed within 120 days after December 31, 2025, are incorporated by reference into Part III of this Form 10-K.

MERCHANTS BANCORP

Annual Report on Form 10-K

For Year Ended December 31, 2025

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

ACL: allowance for credit losses

ACL-Guarantees: allowance for credit losses on guarantees

ACL-Loans: allowance for credit losses on loans

ACL-OBCE: allowance for credit losses on off-balance sheet credit exposures

AFX: American Financial Exchange

Agency: government sponsored entities, including Fannie Mae, Freddie Mac, Ginnie Mae, FHLB, and FCB

ALCO: Asset-Liability Committee

AI: Artificial Intelligence

AOCL: accumulated other comprehensive loss

ARM: adjustable-rate mortgage

ASC: FASB’s Accounting Standards Codification

ASU: FASB Accounting Standards Update

BHC: bank holding company

BHC Act: Bank Holding Company Act of 1956

Board: Board of Directors of Merchants Bancorp

BSA: Bank Secrecy Act

CBLR: community bank leverage ratio

CCO: Chief Credit Officer

COO: Chief Operating Officer

CDS: Credit Default Swap

CFPB: Consumer Financial Protection Bureau

CECL: FASB Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments adopted by the Corporation on January 1, 2022, as amended

CISSP: Certified Information Systems Security Professional

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

HELOC: home equity line of credit

HUD: Department of Housing and Urban Development

IDFI: Indiana Department of Financial Institutions

IDFPR: Illinois Department of Financial and Professional Regulation

ISC2: International Information System Security Certification Consortium

ISP: Information Security Program

IT: information technology

LIHTC: low-income housing tax credits

LLC: limited liability companies

MBA: Mortgage Bankers Association

MCC: Merchants Capital Corporation, a wholly owned subsidiary of Merchants Bank

MCI: Merchants Capital Investments, LLC, a wholly owned subsidiary of Merchants Bank

MCS: Merchants Capital Servicing, LLC, a wholly owned subsidiary of Merchants Bank

Merchants Bank: Merchants Bank of Indiana

MIP: Merchants Investment Partners, LLC, formerly known as Merchants Asset Management, LLC, a wholly owned subsidiary of Merchants Bancorp

MOU: Memorandum of Understanding

N/A: not applicable

NASDAQ: NASDAQ Capital Market

OCC: Office of the Comptroller of the Currency

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

SOFR: Secured Overnight Financing Rate

SPE: special purpose entity

Treasury: US Department of the Treasury

USDA: United States Department of Agriculture

VA: Veterans Affairs

VIE: variable interest entity

Information included in or incorporated by reference in this Annual Report on Form 10-K, our other filings with the Securities and Exchange Commission, and our press releases or other public statements, contain or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to a discussion of our forward-looking statements and associated risks in Item 1, “Special Note Regarding Forward-Looking statements” and our discussion of risk factors in Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

PART I

Item 1. Business.

Company Overview

Merchants Bancorp (the “Company,” “Merchants,” “we,” “our,” or “us”), an Indiana corporation formed in 2006, is a diversified bank holding company headquartered in Carmel, Indiana and registered under the Bank Holding Company Act of 1956, as amended. We currently operate in multiple business segments, including Multi-family Mortgage Banking that offers multi-family housing and healthcare facility financing and servicing (through this segment we also serve as a syndicator of low-income housing tax credit and debt funds); Mortgage Warehousing that offers mortgage warehouse financing, commercial loans, and deposit services; and Banking that offers portfolio lending for multi-family and healthcare facility loans, retail and correspondent residential mortgage banking, agricultural lending, SBA lending, and traditional community banking. As of December 31, 2025, we had $19.4 billion in assets, $13.0 billion of deposits and $2.3 billion of shareholders’ equity.

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

Merchants Bank, our wholly owned banking subsidiary, operates under an Indiana charter and provides national and traditional community banking services, as well as portfolio lending for multi-family and healthcare facility loans, retail and correspondent residential mortgage banking, warehouse lending, SBA lending, and agricultural lending. Merchants Bank has seven depository branches located in Carmel, Indianapolis, Lynn, Spartanburg, and Richmond, Indiana.

Our business consists primarily of funding fixed rate, low risk loans meeting underwriting standards of government programs, under an originate-to-sell model, while retaining adjustable-rate loans as held for investment to reduce interest rate risk. Loans are funded primarily from mortgage custodial, municipal, retail, commercial, and brokered deposits, as well as short-term borrowings. The gain on sale of loans and servicing fees generated from the multi-family rental real estate, residential, and SBA loans, as well as fees and fair market value adjustments to servicing related assets, contribute to noninterest income. Tax syndication and asset management fees have also become a growing source of noninterest income. We believe that the combination of net interest income based on short duration assets and liabilities and noninterest income from the sale of low risk profile assets has traditionally resulted in lower than industry charge-offs and a lower expense base, which serves to maximize net income and higher than industry shareholder return.

Our Business Segments

We have several lines of business and provide various banking and financial services through our subsidiaries. Our business segments are defined as Multi-family Mortgage Banking, Mortgage Warehousing, and Banking.

Multi-family Mortgage Banking

MCC and MCS, subsidiaries of Merchants Bank, are primarily engaged in mortgage banking, specializing in originating and servicing loans for affordable multi-family rental housing and healthcare facility financing. Our mortgage servicing portfolio consists primarily of Merchants Bank’s balance sheet loans, referred to as bridge financing, FHA loans, and affordable Fannie Mae and Freddie Mac loans. Our origination platform and servicing portfolio are significant sources of our noninterest income and deposits. Other originations are referred to the Banking segment, including bridge financing products to refinance, acquire, or reposition multi-family housing projects, as well as construction lending for market rate and affordable housing developments, and financing of need-based healthcare facilities. The originations referred to the Banking segment can represent a significant portion of the Multi-family Mortgage Banking total origination volume.

Consistently one of the top ranked agency affordable lenders in the nation, our licenses with FHA, Fannie Mae, and Freddie Mac, coupled with our bank financing products, and tax credit syndication platform, provide sponsors custom beginning-to-end financing solutions that adapt to an ever-changing market. We are also an approved USDA Rural Housing 538 lender. This cost-effective, reliable funding source for borrowers is a powerful tool in expanding the availability of affordable housing in rural markets that often have the greatest need. We also offer customized loan products for need-based skilled nursing facilities, including independent living, assisted living, and memory care. A variety of loan products are available to accommodate acquisition, rehabilitation, and refinancing of healthcare properties throughout the country. These loans are underwritten with the intent to convert to FHA permanent loans within three years.

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

Additionally, through MIP, we serve as a registered investment advisor that deploys third party investor capital into high quality assets originated by MCC. These debt investment vehicles exist to serve a global institutional investor base – including university endowments, private charitable foundations, pensions, insurance companies and sovereign wealth funds. MIP, operating as a subsidiary but with its own distinct investment criteria, ultimately supports the mission of MCC by creating additional lending capacity and competitive loan terms for clients. MIP also serves as a facilitator of various capital markets transactions to optimize our capital position and manage our balance sheet through credit risk transfer vehicles and securitizations.

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

One of the segment’s primary sources of funding is the national secondary mortgage market of federally chartered agencies and the federal government. Another primary source of funding is our Banking segment. Investors in the secondary market are primarily large financial institutions, brokerage companies, insurance companies, real estate investment trusts, private equity, and debt funds. These programs facilitate secondary market activities in order to provide funding for the multi-family mortgage market.

Mortgage Warehousing

We started the warehouse lending business in 2009 because of dislocation in the market. Merchants Bank currently has warehouse repurchase agreements, loan participations, operating lines of credit collateralized by servicing rights, and custodial deposits with some of the largest Fannie Mae and Freddie Mac Seller/Servicers as well as Ginnie Mae Issuer/Servicers in the country. In addition, it provides financing to small to medium sized independent mortgage bankers engaged primarily in the origination of Fannie Mae, Freddie Mac, FHA and VA eligible loans. Merchants is one of the largest warehouse lenders in the country.

Our Mortgage Warehousing segment provides asset-based financing in the form of warehouse facilities to eligible non-depository financial institutions and mortgage bankers, which enables them to fund and inventory residential and multi-family mortgage loans until they are sold and purchased in the secondary market by an approved investor. The warehouse financing facilities are secured by residential and multi-family mortgage loans underwritten to standards approved by Merchants Bank and those established by Fannie Mae, Freddie Mac, FHA and VA.

Mortgage Warehousing funded $66.3 billion of loan principal in 2025, $45.6 billion in 2024, and $33.0 billion in 2023. The primary source of liquidity is provided by custodial and corporate deposits of its customers.

Banking

The Banking segment includes retail banking, commercial lending, agricultural lending, retail and correspondent residential mortgage banking, and SBA lending. Retail banking operates primarily in central Indiana and Richmond but has grown its national footprint through online and mobile banking. Our correspondent mortgage banking business, like Multi-family Mortgage Banking and Mortgage Warehousing, is a national business. Our SBA lending is currently a regional business with offices in four states. The Banking segment has a well-diversified customer and borrower base and has experienced significant growth over the past three years.

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

Agricultural Lending

Merchants Bank’s Lynn and Richmond, Indiana offices primarily offer agricultural loans within its designated CRA assessment area of Randolph and Wayne counties in Eastern Indiana and nearby Darke County, Ohio. The Company expanded its agricultural business in 2024 with the addition of an office in Carmel, Indiana. Merchants Bank offers operating lines of credit for crop and livestock production, intermediate term financing to purchase agricultural equipment and breeding livestock and long-term financing to purchase agricultural real estate. Merchants Bank is approved to sell agricultural loans in the secondary market through Farmer Mac and uses this relationship to manage interest rate risk within the agricultural loan portfolio. Merchants Bank is also a Certified Preferred Lender with the Farm Service Agency, allowing us to offer lower risk loans for the agriculture loan portfolio.

Single-Family Mortgage Lending, Correspondent Lending and Servicing

Merchants Mortgage is the branded division of Merchants Bank that is a single-family mortgage origination and servicing platform. Merchants Mortgage is both a retail and correspondent mortgage lender. Merchants Mortgage is an approved originator of FHA, VA, and USDA loans and an approved Seller/Servicer by Ginnie Mae, Fannie Mae and Freddie Mac, as well as a Fitch rated servicer. Merchants Mortgage offers agency eligible, jumbo fixed and hybrid adjustable-rate mortgages for purchase or refinancing of single-family residences. Other products include construction, bridge and lot financing, and first-lien HELOC. Loans held for sale generate revenues from fees charged to borrowers, interest income during the warehouse period, gain on sale of loans to investors, and servicing fee income. There are multiple investor outlets, including direct sale capability to Fannie Mae, Freddie Mac, FHLB, and other third-party investors to allow Merchants Mortgage a best execution at sale. Merchants Mortgage also originates loans held for investment and earns interest income over the life of the loan.

SBA Lending

Merchants Bank participates in the SBA’s 7(a), 504 and Express programs to meet the needs of our small business communities and help diversify our retail revenue stream. Merchants Bank has Preferred Lender Program status, the SBA’s highest level of approval that a lender can hold. This designation provides us delegated loan approval, closing and servicing authority that enables loan decisions to be made more rapidly. The Company has originators located in Illinois, Indiana, Ohio, and Texas to help serve small business owners in and around these states.

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

See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Operating Segment Analysis for the years ended December 31, 2025 and 2024” and Note 23: Segment Information for further information about our segments.

Competition

We compete in several areas, including commercial and retail banking, SBA, residential mortgages, warehouse lending, and multi-family FHA, Fannie Mae, and Freddie Mac affordable loan originations in the multi-family and healthcare sectors. These industries are highly competitive, and the Company faces strong direct competition for deposits, loans, loan originations, and other financial-related services. We compete with other non-depository financial institutions and community banks, thrifts and credit unions. Although some of these competitors are situated locally, others have statewide or regional presence. In addition, we compete with large banks and other financial intermediaries, such as consumer finance companies, brokerage firms, mortgage banking companies, business leasing and finance companies, insurance companies, multi-family loan origination businesses, securities firms, mutual funds and certain government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. Additionally, we face growing competition from online businesses with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, as well as automated retirement and investment service providers. We believe that the range and quality of products that we offer, the knowledge of our personnel, and our emphasis on building long-lasting relationships, along with our diversified business model, sets us apart from our competitors.

Human Capital

As of December 31, 2025, we had approximately 735 employees located in multiple states, including 424 employees in central Indiana. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement.

We regularly solicit feedback from our employees to gain a better understanding of why they may enjoy working at Merchants and what areas of improvement there may be. Feedback from such surveys is reviewed by senior management, including our Chief Executive Officer and the leader of each of our business units, and is generally used to develop ways in which our employees’ experiences can be improved and/or work can become more efficient. We believe that our relations with employees are positive. For example, we were named to the list of “Best Places to Work in Indiana” by the Indiana Chamber of Commerce every year from 2016 to 2022, Top Workplaces USA in 2024-2026, and were named as a “Top Workplace” by The Indianapolis Star in 2023 to 2026. Our employee turnover rate in 2025 was only 8%. Additionally, in order to reward employees for their contributions towards our success and to help ensure that our employees are more aligned with our shareholders, in 2020 we established an ESOP. Under the ESOP, from time to time we may make a contribution of newly issued shares of our common stock or cash to purchase shares of our common stock, which is then allocated to eligible employees. The ESOP contribution is completely funded by the Company and is in addition to all other wages, incentives, and benefits, and requires nothing from our employees other than their ongoing hard work and dedication. We make a discretionary contribution equal to 3% of an employee’s eligible compensation under our 401(k) plan each pay period regardless of whether such employee also contributed. Our contribution is in the form of cash and is invested according to the employee’s current investment allocation.

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

As one of the largest GSE multi-family lenders in the country, a significant portion of our business has been centered on supporting the financing needs of affordable housing projects as well as need-based skilled nursing for seniors and related healthcare facilities.

            To further demonstrate our ESG commitment to sustainable cities and communities, Merchants Bank has acquired private equity interests in affordable housing projects that generate low-income housing tax credits through its tax credit equity funds. The affordable housing projects target low-income individuals. MCC has a commitment to environmental and social risk mitigation, disclosures around project selection and evaluation, management of proceeds, and reporting on allocation and impact metrics. In 2022, the Company received a second-party opinion from Sustainalytics stating that our ESG focused Tax Credit Equity Fund framework is credible, impactful and will deliver overall positive social impacts.

            A foundation of our culture is our approach to employee engagement. We embrace inclusion and opportunity (“IO”) initiatives, which we believe fosters creativity, innovation and thought leadership through the infusion of new ideas and perspectives. Our commitment to IO also led to the creation of an employee level committee focused on IO and our hiring of an individual who leads our IO efforts, including chairing such committee. Some activities that have been launched include regular educational events for all employees and an open forum for IO topics of discussion. We are committed to providing opportunities to all of our employees, such as career advancement, and equipping our employees, including through education and training, to seize upon those opportunities. We also have highly engaged leadership in our Board that is made up of diverse members and demonstrates our dedication to this area of focus in our company.

Corporate Information

Our principal executive offices are located at 410 Monon Blvd., Carmel, Indiana 46032, and our telephone number at that address is (317) 569-7420. Through our website at www.bankmerchants.com under “Investors,” we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Those filings can also be obtained on the SEC’s website at www.sec.gov. Additionally, from time to time we may post other press releases, news, investor presentations and stories regarding our business on the News and Presentation sections of our website’s Investor page. The information contained on our website is not a part of, or incorporated by reference into, this report.

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

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than their shareholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends. The Company has been subject to continuous monitoring since 2021.

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

If the Company elects to repurchase or redeem its equity securities, it will generally incur a 1% excise tax on the fair market value of any stock of the corporation that is repurchased, as required in the Inflation Reduction Act of 2022. However, the Company may not be subject to such excise tax to the extent it issues an equal to or greater than amount of stock (based on fair market value) in the same calendar year. Additionally, in 2025 the IRS enacted regulations that clarify that the excise tax does not apply to the redemption of preferred stock that qualifies as additional Tier 1 capital under bank capital rules. The Company’s currently outstanding and previously redeemed classes of preferred stock qualified as additional Tier 1 capital.

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

Merchants Bank established an anti-money laundering program pursuant to the BSA and a customer identification program pursuant to the Patriot Act. Merchants Bank also maintains records of cash purchases of negotiable instruments, files reports of certain cash transactions exceeding $10,000 (daily aggregate amount), and reports suspicious activity that might signify money laundering, tax evasion, or other criminal activities pursuant to the BSA. Merchants Bank otherwise has implemented policies and procedures to comply with the foregoing requirements.

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

“Undercapitalized” banks are subject to growth limitations and are required to submit a capital restoration plan. Merchants Bank’s BHC would be required to guarantee that Merchants Bank would comply with such a plan and provide appropriate assurances of performance. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. “Significantly undercapitalized” banks are subject to one or more restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks, and restrictions on compensation of executive officers. “Critically undercapitalized” institutions may not, beginning 60 days after becoming “critically undercapitalized,” make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any transaction outside the ordinary course of business. In addition, “critically undercapitalized” institutions are subject to appointment of a receiver or conservator. Any bank that is not “well capitalized” is subject to limitations, and a prohibition in the case of any bank that is “undercapitalized,” on the acceptance, renewal, or roll over of any brokered deposit.

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

At December 31, 2025, Merchants Bank was well capitalized, and also well capitalized with the Basel III capital conservation buffer, as defined by applicable regulations.

Capital Requirements and Basel III

Apart from the capital levels for insured depository institutions that were established by FDICIA for the prompt corrective action regime discussed above, the federal regulators have issued rules that impose minimum capital requirements on both insured depository institutions and their holding companies. Although the rules contain certain standards applicable only to large, internationally active banks, many of them apply to all banking organizations, including Merchants Bank. The institutions and companies subject to the rules are referred to collectively herein as “covered” banking organizations. By virtue of a provision in the Dodd-Frank Act known as the Collins Amendment, the requirements must be the same at both the institution level and the holding company level. The minimum capital rules have undergone several revisions over the years. The current requirements are based on the international Basel III capital framework and apply to all covered banking organizations (including us). In 2023, the federal banking regulators proposed material revisions to their capital requirements and associated regulations (commonly referred to as Basel III Endgame). However, the Basel III Endgame regulations have not be finalized and the current administration announced in 2025 that it expects to propose revisions to Basel III Endgame at some point in 2026.

As of December 31, 2025, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or Merchants Bank’s category and as of December 31, 2025, Merchants Bank’s capital exceeded the levels agreed to in its MOU. See Part 7 – “Management’s Discussion and Analysis – “Recent Developments and Material Trends – Memorandum of Understanding” and “Liquidity and Capital Resources - Capital Adequacy.”

Deposit Insurance Fund and Financing Corporation Assessments

The FDIC insures the deposits of Merchants Bank up to $250,000 per depositor, qualifying joint accounts, and certain other accounts. The FDIC funds its DIF by assessing depository institutions an insurance premium. The FDIC’s risk-based assessment system requires insured institutions to pay deposit insurance premiums based on the risk that each institution poses to the DIF. The rate is applied to the institution’s total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital).

In 2022, the FDIC adopted a final rule, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by two basis points, beginning in the first quarterly assessment period of 2023. The FDIC maintained the DRR for the DIF at 2% for 2025. The increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum of 1.35% by the statutory deadline of September 30, 2028. The new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds 2% in order to support growth in the DIF in progressing toward the FDIC’s long-term goal of a 2% DRR. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2%, and again when it reaches 2.5%.

Large banks (generally, those with $10 billion or more in assets, and including Merchants Bank) are assigned an individual rate based on a scorecard. The scorecard combines the following measures to produce a score that is converted to an assessment rate:

•	CAMELS component ratings that evaluate six critical elements of Merchants Bank’s operations: (C)apital adequacy, (A)sset quality, (M)anagement capabilities, (E)arnings sufficiency, (L)iquidity position, and (S)ensitivity to market risk,
•	financial measures used to measure Merchants Bank's ability to withstand asset-related and funding-related stress, and
•	a measure of loss severity that estimates the relative magnitude of potential losses to the DIF in the event of the Merchants Bank's failure.

In December 2023, the FDIC also imposed a special assessment on banks with assets over $5 billion to replenish the DIF, which was depleted with the collapses of several banks in March 2023. Merchants Bank has not been subject to this special assessment, as it has less than $5 billion in uninsured deposits.

Dividends

We are a legal entity separate and distinct from Merchants Bank. There are various legal limitations on the extent to which Merchants Bank can supply funds to us. Our principal source of funds consists of dividends from Merchants Bank. State and federal law restrict the amount of dividends that a bank may pay to its shareholders or BHC. The specific limits depend on a number of factors, including the bank’s type of charter, recent earnings, recent dividends, level of capital and liquidity, and regulatory status. The regulators are authorized, and under certain circumstances are required, to prohibit the payment of dividends or other distributions if the regulators determine that making such payments would be an unsafe or unsound practice. For example, a bank is generally prohibited from making any capital distribution (including payment of a dividend) to its BHC if the distribution would cause the bank to become undercapitalized.

In addition, under Indiana law, Merchants Bank must obtain the approval of the IDFI prior to the payment of any dividend if the total of all dividends declared by Merchants Bank during the calendar year, including any proposed dividend, would exceed the sum of its net income for the year to date combined with its retained net income for the previous two years. Additionally, under its MOU, if Merchants Bank’s capital ratios fall below certain minimums Merchants Bank may not pay dividends without the FDIC and IDFI’s prior consent. See Part 7 – “Management’s Discussion and Analysis – “Recent Developments and Material Trends – Memorandum of Understanding” and “Liquidity and Capital Resources - Capital Adequacy.”

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

Community Reinvestment Act

The CRA requires that the federal banking regulators evaluate the record of a financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. Regulators also consider these factors in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on Merchants Bank. The Company is currently operating under an approved CRA strategic plan through 2028.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

Upon enactment, the Dodd-Frank Act represented a sweeping reform of the U.S. supervisory and regulatory framework applicable to financial institutions and capital markets in the wake of the global financial crisis, certain aspects of which are described below in more detail. In particular, and among other things, the Dodd-Frank Act: (i) created a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; (ii) created the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; (iii) narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; (iv) imposed more stringent capital requirements on bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions; (v) with respect to mortgage lending, (a) significantly expanded requirements applicable to loans secured by one-to-four family residential real property, (b) imposed strict rules on mortgage servicing, and (c) required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards; (vi) repealed the prohibition on the payment of interest on business checking accounts; (vii) restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; (viii) in the so-called “Volcker Rule,” subject to numerous exceptions, prohibited depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading; (ix) provided for enhanced regulation of advisers to private funds and of the derivatives markets; (x) enhanced oversight of credit rating agencies; and (xi) prohibited banking agency requirements tied to credit ratings. These statutory changes shifted the regulatory framework for financial institutions, impacted the way in which they do business and have the potential to constrain revenues. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to smaller institutions over time.

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

Consumer Financial Services

The CFPB is authorized to oversee and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including Merchants Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over insured depository institutions and their holding companies that have more than $10 billion in assets for at least four consecutive quarters. Merchants Bank became subject to the CFPB’s oversight in 2023.

Since its creation, and as required by the Dodd-Frank Act, the CFPB has issued rules to address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act imposes significant underwriting and disclosure requirements for loans secured by one-to-four family residential real property and supplements and enhances other laws combating predatory lending practices and its standards strongly encourage lenders to verify a borrower’s ability to repay, establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans do not comply with the “ability to pay” rule described below. The risk retention requirement generally is 5%, but could be increased or decreased by regulation. Merchants Bank does not currently expect the CFPB’s rules to have a significant impact on its operations, except for higher compliance costs.

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

Mortgage Origination

The CFPB’s “ability to repay” rule, among other things, requires lenders to consider a consumer’s ability to repay a mortgage loan before extending credit to the consumer, and limits prepayment penalties. The rule also establishes certain protections from liability for mortgage lenders with regard to the “qualified mortgages” they originate. This rule includes within the definition of a “qualified mortgage” a loan having a rate under a CFPB established limit, but still generally requires consideration of the debt to income ratio. Additionally, a qualified mortgage may not: (i) contain excess upfront points and fees; (ii) have a term greater than 30 years; or (iii) include interest−only or negative amortization payments. The rule has not had a significant impact on our mortgage production operations since most of the loans Merchants Bank currently originates would constitute “qualified mortgages” under the rule.

Mortgage Servicing

Additionally, since its creation, the CFPB has issued a series of final rules as part of an ongoing effort to address mortgage servicing reforms and create uniform standards for the mortgage servicing industry. The rules increase requirements for communications with borrowers, address requirements around the maintenance of customer account records, govern procedural requirements for responding to written borrower requests and complaints of errors, and provide guidance around servicing of delinquent loans, foreclosure proceedings and loss mitigation efforts, among other measures. Since becoming effective in 2014, these rules have increased the costs to service loans across the mortgage industry, including our mortgage servicing operations.

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

Future Legislation and Executive Orders

In addition to the specific legislation described above, the administration may sign executive orders or memoranda that could directly impact the regulation of the banking industry. The current administration is considering, among other things, reforms to certain GSEs, including ending the federal government’s conservatorship of Fannie Mae and Freddie Mac, making significant changes in the size and operation of the federal government, including reductions in certain agencies’ staffing levels and budgets, and modifying the applicability of certain banking regulations, including modifying the total asset thresholds for certain regulations and changing the way certain examinations of financing institutions are conducted. The orders and legislation may change banking statutes and our operating environment in substantial and unpredictable ways by increasing or decreasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance among banks, savings associations, credit unions, and other financial institutions.

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

Mortgage production, especially refinancing activity, declines in rising interest rate environments. Interest rates had been historically low in recent years, but the market experienced interest rate increases throughout 2023 and most of 2024 but began to decrease or stabilize during 2025. If interest rates increase, there can be no assurance that our mortgage production will continue at current levels. Because we sell a substantial portion of the mortgage loans we originate and purchase, the profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them at a gain in the secondary market. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market. If our level of mortgage production declines, the profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations. The Company also maintains a servicing rights asset for which changes in valuation serve as a natural hedge against the impact that rates have on production volume.

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

Our business and operations are sensitive to general business and economic conditions in the United States. If the national, regional or local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Additionally, our ability to assess the credit worthiness of our customers is made more complex by uncertain business and economic conditions. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, increases in nonperforming assets and foreclosures, lower home sales and commercial activity, and fluctuations in the multi-family FHA financing sector. Interest rates had been historically low in recent years, but the market experienced interest rate increases throughout 2023 and most of 2024 but began to decrease or stabilize during 2025. If inflation and interest rates increase, it could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.

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

If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2025, our goodwill totaled $8.0 million. While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.

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

We are required to comply with the SEC's rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal controls over financial reporting.

If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors, counterparties and customers may lose confidence in the accuracy and completeness of our financial statements and reports; our liquidity, access to capital markets and perceptions of our creditworthiness could be adversely affected; and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, Federal Reserve, FDIC, IDFI, CFPB or other regulatory authorities, which could require additional financial and management resources. These events could have an adverse effect on our business, financial condition and results of operations.

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

Downgrades of the Company’s, or its subsidiaries’ credit rating, and its perceived creditworthiness, could affect our ability to borrow funds and/or access capital markets on favorable terms. Such downgrades could adversely affect the future borrowings or capital raised, including substantially raising the costs and could cause creditors and business counterparties to raise collateral requirements. A downgrade of the credit rating may also adversely affect the market value of such instruments and, further, exacerbate the other risks to which we are subject and any related adverse effects on our business, financial condition, or results of operations. Downgrades could result from general industry-wide or regulatory factors not solely related to the Company, including conditions and factors caused by events that the Company has little or no control over.

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

Our business and growth strategies are built primarily upon our ability to retain employees with experience and business relationships within their respective market areas. We seek to manage the continuity of our executive management team through regular succession planning. As part of such succession planning, other executives and high performing individuals have been identified and are provided certain training in order to be prepared to assume particular management roles and responsibilities in the event of the departure of a member of our executive management team. However, the loss of Mr. Petrie or Mr. Dunlap, or any of our other key personnel could have an adverse impact on our business and growth because of their skills, years of industry experience, and knowledge of our market areas, our failure to develop and implement a viable succession plan, the difficulty of finding qualified replacement personnel, or any difficulties associated with transitioning of responsibilities to any new members of the executive management team. While certain executive officers (other than Mr. Petrie) are subject to non-competition and non-solicitation provisions as part of change in control agreements entered into with them and many of our multi-family mortgage originators and loan officers are subject to non-solicitation provisions as part of their employment, our ability to enforce such agreements may not fully mitigate the injury to our business from the breach of such agreements, as such employees could leave us and immediately begin soliciting our customers. The departure of any of our personnel who are not subject to enforceable non-competition and/or non-solicitation agreements could have a material adverse impact on our business, results of operations and growth prospects.

Our management depends on the use of data and modeling in decision-making, and faulty data or modeling approaches could negatively impact decision-making or possibly subject us to regulatory scrutiny in the future.

The use of statistical and quantitative models and other quantitative analyses is endemic to bank decision-making, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, allowance for credit losses computations, servicing rights valuations, and the identification of possible violations of anti-money laundering regulations are all examples of areas in which we are dependent on models and the data that underlies them. The use of statistical and quantitative models is also becoming more prevalent in regulatory compliance. While we are not currently subject to annual Dodd-Frank Act stress testing (DFAST) and the Comprehensive Capital Analysis and Review (CCAR) submissions, we anticipate that model-derived testing may become more extensively implemented by regulators in the future. We anticipate data-based modeling will penetrate further into bank decision-making, particularly risk management efforts, as the capacities developed to meet rigorous stress testing requirements are able to be employed more widely and in differing applications. While we believe these quantitative techniques and approaches improve our decision-making, they also create the possibility that faulty data or flawed quantitative approaches could negatively impact our decision-making ability or, if we become subject to regulatory stress-testing in the future, adverse regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making.

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

Messrs. Petrie and Rogers and their immediate families, collectively owned approximately 57% of our outstanding common stock as of December 31, 2025. Therefore Messrs. Petrie and Rogers, together with their immediate families, have the ability to substantially influence the outcome of matters submitted to our shareholders for approval, and this position may conflict with the interests of some or all of our other shareholders.

Our operations could be adversely affected by extraordinary events beyond our control.

We cannot predict the occurrence and potential impact of power or utility failures or loss of access to technology and operational systems; natural disasters, effects of climate change, or severe weather; pandemics or health crises; shutdowns of mass transit; physical security incidents; damage to or loss of property or collateral; key personnel unavailability; civil or political unrest; international hostilities; terrorist acts; or other extraordinary events beyond our control. These events may impair our ability to serve customers, transact with counterparties, or access market infrastructure, may require significant resources to remediate, may result in losses or liabilities, expose us to litigation, regulatory actions, or penalties, and may harm our reputation.

We maintain a business continuity plan designed to mitigate the impact of these unexpected incidents and to ensure limited reputational and financial losses. However, not every disruption can be anticipated or mitigated, and there can be no assurance our measures will be effective, particularly during simultaneous, prolonged, or widespread events, or where response is hindered by the dispersion or concentration of our workforce, assets, or vendors, or by the preparedness of public and private parties. Indirect effects could increase delinquencies, bankruptcies, defaults, charge-offs, and required credit loss provisions, reduce demand for our products and services, and otherwise adversely affect our business, financial condition, and results of operations.

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

As a financial institution over $10 billion in total assets, we are subject to increased regulatory scrutiny and expectations imposed by the Dodd-Frank Act, including the direct oversight and examination authority of the CFPB. Compliance with the standards imposed by our regulators because of such scrutiny and expectations could increase our operational costs. Our regulators may also consider our compliance with their standards when examining our operations generally or considering any request for regulatory approval we may make.

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

The federal banking regulations impose certain minimum capital requirements on financial institutions, including definitions of what capital constitutes Tier 1 and Tier 2 capital and establish a capital conservation buffer, and categorize financial institutions based on the institution’s capital levels in comparison to such minimum and buffer. In order to be categorized as “well-capitalized” under such regulations, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of common equity Tier 1 capital.

The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect customer and investor confidence, our costs of funds and FDIC insurance costs, our ability to pay dividends on our common stock, our ability to make acquisitions, our ability to hold certain types of deposits, such as brokered deposits, and our business, results of operations and financial conditions, generally.

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

The Federal Reserve, FDIC, IDFI, Fannie Mae, Freddie Mac, FHA, USDA, and Ginnie Mae periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

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

We are subject to a complex set of laws relating to our processing and safeguarding of personal information.

As a financial institution, we necessarily collect, use, store, and share substantial amounts of personal data belonging to our customers, prospective customers, employees, job applicants, and other individuals. Many U.S. federal and state governmental authorities have adopted and are considering adopting legislative and regulatory initiatives relating to data privacy. These evolving requirements increase the complexity and cost of compliance, may limit our ability to develop or offer certain products or services, require changes to our business practices or system architecture, and may demand ongoing management attention. In addition, we depend on third-party vendors and other external parties to maintain appropriate safeguards when exchanging information, and deficiencies in their controls could expose us to additional risk. Failure to comply with these requirements, or litigation and enforcement actions relating to them, could result in financial losses, remediation costs, heightened regulatory scrutiny, loss of customers or employees, and reputational harm.

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

Standards over information security are Board-approved and various types of control testing is conducted throughout the year, by internal and external parties. Recommendations are implemented and reported to various committees. These security and privacy policies and procedures, aimed at protecting personal and confidential information, are in effect across all businesses and geographic locations. Board-approved policies are in place to effectively mitigate risks linked to third-party service providers, encompassing factors such as availability, confidentiality, governance and compliance. As part of this risk mitigation, the Company actively monitors vendors’ cybersecurity practices through periodic assessments and contractual security requirements. This ensures that vendors adhere to our security standards and promptly address emerging threats or vulnerabilities.

The Company employs a defense in depth posture, designed to safeguard information, prevent unauthorized access, detect, and respond to threats, and maintain the confidentiality, integrity, and availability of data. The ISP establishes controls across many domains, including but not limited to: information security governance, inventory and control of enterprise assets and software, data protection, secure configuration of enterprise assets and software, account and access control management, continuous vulnerability management, audit log management, email and web browser protections, malware defenses, data recovery, network infrastructure management, network monitoring and defense, security awareness and skills training, service provider management, application software security, incident response management, and penetration testing.

Recognizing people as a key component of an effective information security program, the Merchants Information Security Program strives to enhance education and awareness at all levels of the Company. One critical component of education and awareness is an internal Cyber Champions program, comprised of employees from all levels and departments, who act as embedded security representatives for their business units.

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

Governance

The Board established an IT Committee to assist executive management and the board of Merchants Bank in fulfilling their oversight responsibilities related to information security for all Merchants Bancorp entities. The IT committee membership includes the President & COO and senior management from business units, as well as information security risk experts such as the Information Security Officer, experts from Enterprise Risk Management, Internal Audit, and Information Technology Leaders. At the quarterly IT Committee meetings, security-related policies and standards are reviewed and approved, annual risk assessment results and action plans are noted, annual penetration test reports shared, current security incidents discussed, emerging threats reported on, and relevant cyber risks and trends are presented. The IT Committee is responsible for governing the assessment and treatment of cyber risks. The Committee reports its activities, key conclusions, and recommendations to Merchants Bank‘s board on a quarterly basis.

The Chief Administrative Officer is responsible for the appointment of the Information Security Officer. The Information Security Officer serves as the focal point for the information security program and is responsible and accountable for its implementation and monitoring, and management of the Information Security team. The current Information Security Officer has over a decade of experience in the cyber security field, including critical roles in security operations, security governance, risk, and compliance, and cyber threat intelligence. They have multiple industry leading certifications, including eleven GIAC certifications and the CISSP from the ISC2 and a Master of Engineering in Cybersecurity Policy and Compliance.

The Information Security Officer presents an Annual Information Security Review to Merchants Bank’s
board which summarizes the previous year’s threat landscape, risk assessment, service provider, and audit testing activities, results of security incidents, information security program changes, and future strategies and recommendations.

Item 2. Properties.

The Company owns its headquarters building, which includes a Bank branch at 410 Monon Blvd. in Carmel, Indiana. Employees of all three of our segments have operations in these locations. There are also several other branches and small offices in Indiana and other states. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

The Company also owns the Merchants Capital headquarters, opened in 2025, at 420 3rd Ave. SW in Carmel, Indiana.

Item 3. Legal Proceedings.

There are no material pending legal proceedings other than ordinary routine litigation incidental to the business which we operate.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq under the symbol “MBIN”. On February 18, 2026, the closing price of our common stock was $46.45. As of February 18, 2026, there were 45,962,065 shares of our common stock outstanding and 33 shareholders of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

Dividend Policy

It has been our policy to pay quarterly dividends to holders of our common stock, and we intend to continue paying dividends. Our dividend policy and practice may change in the future, however, and our Board may change or eliminate the payment of future dividends at its discretion, without notice to our shareholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, payment of dividends on our preferred stock, contractual restrictions and any other factors that our Board may deem relevant.

Dividend Restrictions

Under the terms of each class of our preferred stock, we are not permitted to declare or pay any dividends on our common stock unless the dividends have been declared and paid on the shares of all our classes of preferred stock for the period since the last payment of dividends.

As a BHC, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. In addition, because we are a BHC, we are dependent upon the payment of dividends by subsidiaries, and primarily Merchants Bank, to us as our principal source of funds to pay dividends in the future, if any, and to make other payments. Merchants Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us. Additionally, under its MOU, if Merchants Bank’s capital ratios fall below certain minimum levels, Merchants Bank may not pay dividends without the FDIC and IDFI’s prior consent. See Part I, Item 1 - “Supervision and Regulation—Merchants Bank – Dividends and Part 7 – “Management’s Discussion and Analysis – “Recent Developments and Material Trends – Memorandum of Understanding” and “Liquidity and Capital Resources - Capital Adequacy.”

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from December 31, 2020 through December 31, 2025. The graph compares our common stock with the Nasdaq Composite Index and the Nasdaq Bank Index. The graph assumes an investment of $100.00 in our common stock and each index on December 31, 2020 and reinvestment of all quarterly dividends. Measurement points are December 31, 2020 and the last trading day of each subsequent quarter through December 31, 2025. There is no assurance that our common stock performance will continue in the future with the same or similar results as shown in the graph.

Cumulative Total Return Performance
Index Value
$250
$200
$150
$100
$50
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Merchants Bancorp
Nasdaq Composite
Nasdaq Bank

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

Unregistered Sales and Repurchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and the Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the accompanying notes included elsewhere in this report.

Discussion and Analysis of the Company’s financial condition and the results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is contained in Item 7 of Form 10-K for the year ended December 31, 2024 filed with the SEC on February 28, 2025.

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

Financial Highlights for the Year Ended December 31, 2025

●	Total assets of $19.4 billion increased $643.2 million, or 3%, compared to December 31, 2024, setting a new Company milestone.
●	Tangible book value per common share of $37.51 increased 10% compared to $34.15 at December 31, 2024.
●	Asset quality improved meaningfully, as criticized loans receivable of $508.2 million decreased by 27% compared to December 31, 2024.
●	As of December 31, 2025, the Company had $5.3 billion in unused borrowing capacity with the Federal Home Loan Bank and Federal Reserve Discount Window, based on available collateral, an increase of 23%, compared to $4.3 billion at December 31, 2024.
●	Loans receivable of $11.0 billion, net of allowance for credit losses on loans, increased $597.4 million, or 6%, compared to December 31, 2024.
●	As of December 31, 2025, approximately 96% of loans reprice within three months, which reduces the risk of market rate increases.
●	Core deposits of $11.3 billion increased $1.9 billion, or 20%, compared to December 31, 2024, and now represent 87% of total deposits.
●	Brokered deposits of $1.8 billion decreased $776.8 million, or 31%, compared to December 31, 2024.
●	Net income of $218.8 million decreased $101.6 million, or 32%, compared to December 31, 2024.
●	Diluted earnings per share of $3.78 decreased 40% compared to December 31, 2024.
●	The $101.6 million, or 32% decrease in net income compared to the year ended December 31, 2024 was primarily driven by a $93.5 million, or 385%, increase in provision for credit losses, a $76.1 million, or 34%, increase in noninterest expense, and a $5.6 million, or 1%, decrease in net interest income, partially offset by a $57.2 million decrease in provision for income taxes and a $16.3 million, or 11% increase in noninterest income.
●	Gain on sale of $85.4 million increased $23.1 million, or 37%, compared to December 31, 2024.
●	Net interest margin was 2.86% compared to 3.03% at December 31, 2024. Factors impacting net interest margin were the decline in interest rate spread, along with shifts in balance sheet mix.

●	Efficiency ratio of 44.01% increased compared to 33.37% at December 31, 2024. Expenses associated with credit default swap premiums, the collateral preservation of nonperforming loans, and the addition of production staff had a 680 basis point negative impact on the efficiency ratio for the year ended December 31, 2025.
●	Our LIHTC syndications business raised $700.7 million in equity, closing six new multi-investor and proprietary funds during 2025. A total of $2.8 billion in equity has been raised since its inception in 2020.
●	We redeemed all outstanding shares of the Series B Preferred Stock for approximately $125.0 million on January 2, 2025, at the liquidation preference of $1,000 per share (equivalent to $25 per depositary share).
●	In June 2025, the Company completed a $373.3 million securitization of 18 multi-family mortgage loans through a Freddie Mac-sponsored Q-Series transaction.
●	In July 2025, the Company completed a $237.0 million securitization of one multi-family mortgage loan through a Freddie Mac-sponsored Q-Series transaction.
●	In September 2025, the Company executed a credit default swap on a $557.1 million pool of healthcare mortgage loans, to provide credit protection for the loan pool and reduce risk-based capital requirements.
●	In December 2025, the Company fully repaid its credit-linked notes issued in March 2023, resulting in a release of $33.5 million of restricted cash collateral and reducing borrowing balances of $87.6 million compared to December 31, 2024.
●	In December 2025, the Company completed a $172.8 million securitization of five multi-family mortgage loans through a Freddie Mac-sponsored Q-Series transaction.
●	The volume of warehouse loans funded during the year ended December 31, 2025, amounted to $66.3 billion, an increase of $20.7 billion, or 46%, compared to the same period in 2024. This compared to the 22% industry increase in single-family residential loan volumes from the year ended December 31, 2025 compared to the same period in 2024, according to an estimate of industry volume by the Mortgage Bankers Association.
●	The total volume of loans originated and acquired through our multi-family business was $6.5 billion, an increase of $272.9 million, or 4%, compared to the year ended December 31, 2024. It included construction loans coupled with agreements for future permanent loan refinancing, as well as bridge loans housed in our Banking segment, while borrowers awaited conversion to permanent financing. It also included loans originated and acquired for sale in the secondary market.

Company and Business Segment Overview

We are a diversified bank holding company headquartered in Carmel, Indiana and registered under the Bank Holding Company Act of 1956, as amended. We currently operate in multiple business segments, including Multi-family Mortgage Banking that offers multi-family housing and healthcare facility financing and servicing, as well as syndicated low-income housing tax credit and debt funds; Mortgage Warehousing that offers mortgage warehouse financing, commercial loans, and deposit services; and Banking that offers portfolio lending for multi-family and healthcare facility loans, retail and correspondent residential mortgage banking, jumbo lending, agricultural lending, SBA lending, and traditional community banking.

Our business consists of funding low risk, multi-family, residential, and SBA loans meeting underwriting standards of government programs under an originate-to-sell model, and retaining adjustable-rate loans as held for investment to reduce interest rate risk. The gain on sale of these loans and servicing fees contribute to noninterest income. The funding source is primarily from mortgage custodial, retail, commercial and brokered deposits, as well as short-term borrowing. We believe that the combination of net interest income and noninterest income from the sale of low risk profile assets has traditionally resulted in lower than industry charge-offs and a lower expense base, which serves to maximize net income and higher than industry shareholder return.

See “Company Overview and Our Business Segments,” in Item 1 “Business”, “Operating Segment Analysis for the Years Ended December 31, 2025 and 2024” in Item 7 “Management’s Discussion and Analysis of Financial Condition and the Results of Operations”, and “Segment Information,” in Note 23: Segment Information for further information about our segments.

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

Net interest income. Net interest income represents interest income less interest expense. We generate interest income from interest (net of deferred origination fees received and costs paid, which are amortized over the expected life of the loans) and fees received on interest-earning assets, including loans, investment securities, cash, and dividends on FHLB stock and other equity securities we own. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits and borrowings. Net interest income is the most significant contributor to our revenues and net income. To evaluate net interest income, we measure and monitor: (a) yields on our loans and other interest-earning assets; (b) duration on our loans, deposits, and borrowings; (c) the costs of our deposits and other funding sources; (d) our net interest margin; and (e) the regulatory risk weighting associated with the assets. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin, and net interest income during a reporting period.

Noninterest Income. Noninterest income consists of, among other things: (a) gain on sale of loans; (b) loan servicing fees; (c) fair value adjustments to the value of servicing rights, derivatives, and certain loans; (d) mortgage warehouse fees; and (e) syndication and asset management fees; and (f) other noninterest income.

Gain on sale of loans includes origination fees, capitalized servicing rights, trading gains and losses, exit and extension fees, gains and losses on certain derivatives and other related income. Loan servicing fees are collected as payments are received for loans in the servicing portfolio and reduced by amortization on servicing rights. Fair value adjustments to the value of servicing rights are also included in noninterest income. Mortgage warehouse fees are accrued at the time of funding. Syndication fee income is generally recognized at the point in time when investor equity capital is obtained primarily to acquire qualifying investments in LIHTC projects for its funds. Related asset management fees for syndicated LIHTC or debt funds are recognized over time. Other noninterest income includes the recognition and changes in value to protective derivatives associated with certain investment securities and certain loans, as well as income earned on joint ventures.

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

Loan origination and servicing expenses include third party processing for financing activities and loan-related origination expenses. Occupancy expense includes depreciation expense on our owned properties, lease expense on our leased properties and other occupancy-related expenses. Equipment expense includes furniture, fixtures and equipment related expenses. Professional fees include legal, accounting, consulting and other outsourcing arrangements. FDIC insurance expense represents the assessments that we pay to the FDIC for deposit insurance. Technology expense includes data processing fees paid to our third-party data processing system provider, cybersecurity fees, and other data service providers. Credit risk transfer premium expense includes premiums paid for our credit default swap arrangements. Other general and administrative expenses include those associated with collateral preservation activities associated with nonperforming loans, servicing, advertising, marketing, sponsorships, insurance, certain derivatives, travel, meals, training, supplies, and postage, among other miscellaneous fees and costs.

Noninterest expenses generally increase as we grow our business. Noninterest expenses have increased significantly over the past few years as we have grown organically and also experienced challenges with nonperforming loans. Additionally, we have built out and modernized our operational infrastructure and implemented our plan to build an efficient, technology-driven mortgage banking operation with significant operational capacity for growth.

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

Asset Levels. We manage our asset levels based upon forecasted closings within our business segments to ensure we have the necessary liquidity and capital to meet the required regulatory capital ratios. Each segment evaluates its funding needs by forecasting the fundings and sales of loans, communicating with customers on their projected funding needs, and reviewing its opportunities to add new customers.

Liquidity. We manage our liquidity based upon factors that include: (a) the amount of custodial and brokered deposits as a percentage of total deposits (b) the level of diversification of our funding sources (c) the allocation and amount of our deposits among deposit types (d) the short-term funding sources used to fund assets (e) the amount of non-deposit funding used to fund assets (f) the availability of unused funding sources; (g) off-balance sheet obligations; (h) the availability of assets to be readily converted into cash without a material loss on the investment; (i) the amount of cash and cash equivalents; (j) the repricing characteristics of our assets; (k) maturity and duration of our assets when compared to the repricing characteristics of our liabilities; (l) costs of available funding options; and (m) other factors.

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

Recent Developments and Material Trends

Economic and Interest Rate Environment. Our operating results remain highly dependent on economic conditions, mortgage volumes, market interest rates, and the credit parameters set by government agencies such as Fannie Mae, Freddie Mac, and Ginnie Mae, as these factors directly influence borrower demand, housing affordability, warehouse line utilization, and the performance of our retail mortgage, multifamily and other lending activities.

From 2023 through 2025, the mortgage and housing markets experienced substantial rate volatility driven by shifts in Federal Reserve policy. After aggressive tightening pushed the federal funds rate to a 5.25%-5.50% peak in 2023, which contributed to 30-year mortgage rates exceeding 7%, the Federal Reserve began easing in late 2024 and continued rate cuts throughout 2025, lowering the target range to 3.50%-3.75% by year-end. As monetary policy shifted, long-term yields stabilized, with the 10-year Treasury at approximately 4.18% on December 31, 2025, and mortgage pricing improved as the Freddie Mac PMMS 30-year rate averaged 6.10% in January 2026. Inflation also moderated during this period, with the Consumer Price Index rising 2.7% year-over-year in December 2025.

These moderating interest rates have strengthened warehouse line utilization, as single-family lenders have experienced improved origination and refinance volumes, while retail mortgage demand has begun to recover and multi-family borrowers benefit from a more stable rate environment that supports clearer underwriting economics. Nonetheless, regional supply constraints, elevated home prices, and shifting agency credit parameters continue to influence transaction activity and demand.

Looking forward, the MBA projects a gradual rebound in single-family residential mortgage activity, a key driver for our warehouse and retail mortgage businesses. The MBA forecasts total single-family purchase and refinance originations to increase approximately 7% in 2026, rising from about $2.050 trillion in 2025 to roughly $2.203 trillion in 2026, reflecting stable refinancing activity and modest growth. These totals correspond to approximately 6% purchase growth and approximately 10% refinance growth in 2026. The MBA also expects 30-year mortgage rates to remain in the 6%-6.5% range and the 10-year Treasury, which is a key benchmark for permanent multi-family mortgages, to stay above 4% through 2026. While these trends support improving volume expectations across our lending platforms, risks tied to inflation, global market uncertainty, mortgage-backed securities spread volatility, and evolving GSE credit parameters remain important considerations.

Regulatory Environment. During 2025, the federal regulatory environment shifted toward a more pro-banking posture, with newly appointed leadership at the FDIC, the OCC, and the CFPB withdrawing or reconsidering several prior-era regulatory proposals and signaling a broader easing of supervisory and compliance burdens for financial institutions. In parallel, the Trump-appointed leaders of federal banking agencies have advanced efforts to reduce capital requirements for larger institutions, including proposals to relax the supplementary leverage ratio, representing a material recalibration of post-crisis prudential standards. Consistent with this deregulatory trend, the Federal Housing Finance Agency significantly expanded the government-sponsored enterprises’ footprint by increasing the 2026 multifamily loan-purchase caps to a combined $176 billion, the largest infusion of GSE purchasing authority in recent years, while maintaining exemptions that allow additional volumes for workforce housing transactions. These actions collectively indicate a regulatory environment that is generally more supportive of credit availability and liquidity across mortgage markets than in prior years.

Memorandum of Understanding. On June 30, 2025, Merchants Bank entered into a confidential MOU with the FDIC and IDFI. While the contents of the MOU are confidential under IDFI and FDIC regulations, certain provisions, with the authorization of the IDFI and FDIC, are summarized below. The MOU is an informal administrative agreement among Merchants Bank, FDIC, and IDFI pursuant to which Merchants Bank has agreed to take various actions and enhance specific areas of Merchants Bank’s operations. In particular, Merchants Bank has agreed to maintain certain capital thresholds, manage asset concentrations, and implement certain plans regarding Merchants Bank’s operations and strategy to mitigate risk of certain assets, which it has already implemented. As of December 31, 2025, and as of each of the reporting periods beginning on or after December 31, 2024, Merchants Bank’s capital exceeded the levels agreed to in the MOU and Merchants Bank was within the asset concentration limits agreed to in the MOU. The MOU will remain in effect until modified or terminated by the FDIC and IDFI.

The Company’s principal source of funds for dividend payments to shareholders is dividends received from Merchants Bank. Banking statutes and regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under Indiana law, Merchants Bank may not pay a dividend if such dividend would be greater than retained net income (as defined) for the current year plus those for the previous two years. Additionally, under its MOU, if Merchants Bank’s capital ratios fall below the minimums agreed to, Merchants Bank may not pay dividends without the FDIC and IDFI’s prior consent.

Management does not expect the actions called for by these regulatory actions to have a material adverse impact on the Company’s financial performance or Merchants Bank’s ongoing day-to-day operations, although they may have the effect of limiting or delaying the Company’s or Merchants Bank’s ability or plans to expand.

ACL-Loans. One of our key operating objectives has been, and continues to be, maintenance of an appropriate level of ACL-Loans for our loan portfolio. The provision for credit losses recorded in prior years was primarily due to growth in our loan portfolio, as our historical loss rates were very low. The provision for credit losses recorded in 2025 was significantly affected by increases in specific reserves associated with certain multi-family loans impacted by declines in property values and the ongoing investigation of borrowers involved in mortgage fraud or suspected fraud. We expect loan growth to continue in 2026; however, we anticipate lower overall provision for credit losses due to a reduction in identified impairments on problem loans. Future provision levels may vary based on the emergence of any new problem loans, changes in our portfolio composition, or shifts in external market conditions, including interest rates and broader economic environment. Additional details are provided in the ACL-Loans portion of the Comparison of Financial Condition at December 31, 2025 and 2024. Because there could be unforeseen future losses, the Company continues to monitor the situation and may need to adjust future expectations as developments occur.

Issuance and Redemption of Preferred Stock. On April 1, 2024, the Company redeemed all outstanding shares of the 7.00% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock at a price equal to the liquidation preference of $25 per share, or $52.0 million, using cash on hand. The $1.8 million of expenses associated with the original issuance, which were capitalized in 2019, were recognized through retained earnings upon redemption, thus reducing net income available to common shareholders.

As of October 1, 2024, the dividends on the 6.00% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock started to accrue at a floating rate of 3-month SOFR plus 4.831% and were to reset quarterly. The rate was 9.42% for the three months ended December 31, 2024. On January 2, 2025, the Company redeemed all outstanding shares of the Series B Preferred Stock at a price equal to the liquidation preference of $1,000 per share (equivalent to $25 per depositary share), or $125.0 million, using cash on hand. The $4.2 million of expenses associated with the original issuance, which were capitalized in 2019, were recognized through retained earnings upon redemption, thus reducing net income available to common shareholders. Cash to redeem the shares was delivered to the Company’s transfer agent on December 31, 2024, resulting in a prepaid asset reported in other assets. As of the redemption date, the Series B Preferred Stock did not have any accrued, but unpaid dividends. See “Capital Resources” section of “Liquidity”, later in this Item 7 for more information.

On November 25, 2024, the Company issued 9,200,000 depositary shares, each representing a 1/40th interest in a share of its 7.625% Fixed Rate Series E Non-Cumulative Perpetual Preferred Stock, without par value, and with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). The aggregate gross offering proceeds for the shares issued by the Company was $230.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $7.3 million paid to third parties, the Company received total net proceeds of $222.7 million.

Issuance of Common Stock. On May 16, 2024, the Company issued 2.4 million shares of the Company’s common stock, without par value, at a public offering price of $43.00 per share in an underwritten public offering. The aggregate gross offering proceeds for the shares issued by the Company was $103.2 million, and after deducting underwriting discounts, commissions, and offering expenses of $5.5 million paid to third parties, the Company received total net proceeds of $97.7 million.

Credit Risk Transfers, Loan Sales and Securitizations. Growth in the loan origination pipeline has prompted the Company to seek additional avenues to effectively manage regulatory capital levels and reduce credit risk, in addition to issuing preferred and common stock. Accordingly, we have completed several loan sale and securitization transactions, as well as credit default swaps and credit-linked notes. In doing so, the Company has been able to effectively reduce its risk-weighted assets and maintain well-capitalized capital ratios. In December 2025, the Company fully repaid its credit-linked notes. Also see Note 5: Loans and Allowance for Credit Losses on Loans.

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

Comparison of Operating Results for the Years Ended December 31, 2025 and 2024

General. Net income of $218.8 million for the year ended December 31, 2025 decreased by $101.6 million, or 32%, compared to net income of $320.4 million for the year ended December 31, 2024. The decrease was primarily driven by a $93.5 million, or 385%, increase in provision for credit losses, a $76.1 million, or 34%, increase in noninterest expense, and a $5.6 million, or 1%, decrease in net interest income, partially offset by a $57.2 million decrease in provision for income taxes and a $16.3 million, or 11%, increase in noninterest income.

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

	Year Ended December 31,
	2025			2024
			Average			Average
	Average	Interest	Yield /	Average	Interest	Yield /
	Balance(1)	Inc / Exp	Rate	Balance(1)	Inc / Exp	Rate

	(Dollars in thousands)
Assets:
Interest-earning deposits, and other interest or dividends	$541,113	$32,021	5.92%	$442,426	$27,280	6.17%
Securities available for sale	927,443	47,511	5.12%	1,030,254	57,480	5.58%
Securities held to maturity	1,588,264	93,133	5.86%	1,337,581	90,075	6.73%
Mortgage loans in process of securitization	389,751	21,074	5.41%	274,439	14,488	5.28%
Loans and loans held for sale	14,654,594	1,007,112	6.87%	14,184,363	1,113,397	7.85%
Total interest-earning assets	18,101,165	1,200,851	6.63%	17,269,063	1,302,720	7.54%
Allowance for credit losses on loans	(95,628)			(78,764)
Noninterest-earning assets	861,261			670,488
Total assets	$18,866,798			$17,860,787
Liabilities/Equity:
Interest-bearing checking	$6,599,331	258,467	3.92%	$5,222,451	240,200	4.60%
Money market/savings deposits	3,681,726	143,956	3.91%	3,005,158	134,266	4.47%
Certificates of deposit	2,623,674	118,925	4.53%	5,340,340	285,891	5.35%
Total interest-bearing deposits	12,904,731	521,348	4.04%	13,567,949	660,357	4.87%
Borrowings	3,139,762	162,444	5.17%	1,833,722	119,743	6.53%
Total interest-bearing liabilities	16,044,493	683,792	4.26%	15,401,671	780,100	5.07%
Noninterest-bearing deposits	389,475			335,954
Noninterest-bearing liabilities	219,381			223,032
Total liabilities	16,653,349			15,960,657
Shareholders' equity	2,213,449			1,900,130
Total liabilities and shareholders' equity	$18,866,798			$17,860,787
Net interest income
Interest rate spread(2)			2.37%			2.47%
Net interest-earning assets	$2,056,672			$1,867,392
Net interest margin(3)		$517,059	2.86%		$522,620	3.03%
Average interest-earning assets to average interest-bearing liabilities			112.82%			112.12%
(1)	Average balances are average daily balances.
(2)	Represents the average rate earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(3)	Represents net interest income (annualized) divided by total average earning assets.

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

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Year ended December 31, 2025
	Compared to Year ended
	December 31, 2024
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(In thousands)
Interest income
Interest-earning deposits, and other interest or dividends	$6,085	$(1,344)	$4,741
Securities available for sale	(5,736)	(4,233)	(9,969)
Securities held to maturity	16,881	(13,823)	3,058
Mortgage loans in process of securitization	6,087	499	6,586
Loans and loans held for sale	36,911	(143,196)	(106,285)
Total interest income	60,228	(162,097)	(101,869)
Interest expense
Deposits
Interest-bearing checking	63,328	(45,061)	18,267
Money market/savings deposits	30,228	(20,538)	9,690
Certificates of deposit	(145,435)	(21,531)	(166,966)
Total Deposits	(51,879)	(87,130)	(139,009)
Borrowings	85,285	(42,584)	42,701
Total interest expense	33,406	(129,714)	(96,308)
Net interest income	$26,822	$(32,383)	$(5,561)

Net Interest Income. Net interest income of $517.1 million for the year ended December 31, 2025 decreased $5.6 million, or 1%, compared to the year ended December 31, 2024. The 1% decrease reflected a $101.9 million, or 8% decrease in interest income from lower average yields on higher average balances on loans and loans held for sale. The decrease in interest income was partially offset by a $96.3 million, or 12%, decrease in interest expense, primarily due to lower average balances on certificates of deposit at lower rates, as well as higher average balances at lower rates on borrowings.

The interest rate spread of 2.37% for the year ended December 31, 2025, decreased 10 basis points compared to 2.47% for the year ended December 31, 2024. Our net interest margin decreased 17 basis points, to 2.86%, for the year ended December 31, 2025 from 3.03% for the year ended December 31, 2024. Factors impacting net interest margin were the decline in interest rate spread, along with shifts in balance sheet mix.

Interest Income. Interest income of $1.2 billion for the year ended December 31, 2025 decreased $101.9 million, or 8%, compared to $1.3 billion for the year ended December 31, 2024. This decrease was primarily attributable to lower yields on higher average balances for loans and loans held for sale. The lower yields were in response to lower interest rates set by the Federal Reserve and changes in balance sheet mix.

Interest income of $1.0 billion for loans and loans held for sale decreased $106.3 million, or 10%, during 2025. The average balance of loans, including loans held for sale, during the year ended December 31, 2025 increased $470.2 million, or 3%, to $14.7 billion compared to $14.2 billion for the year ended December 31, 2024. The average yield on loans decreased 98 basis points, to 6.87% for the year ended December 31, 2025, compared to 7.85% for the year ended December 31, 2024. The lower average yield reflected the impact of the Federal Reserve decrease in short-term market rates and changes in balance sheet mix. The increase in average balances of loans and loans held for sale was primarily due to increases in the mortgage warehouse and multi-family portfolios, including those held for sale and held for investment, partially offset by a decrease in the residential real estate portfolio.

Interest income of $47.5 million on securities available for sale decreased $10.0 million, or 17%, during 2025. The average balance of securities available for sale decreased $102.8 million, or 10%, to $927.4 million for the year ended December 31, 2025, from $1.0 billion for the year ended December 31, 2024. The average yield decreased 46 basis points, to 5.12% for the year ended December 31, 2025, compared to 5.58% for the year ended December 31, 2024. The decrease in average balances of securities available for sale was primarily associated with proceeds from calls, maturities and paydowns, partially offset by purchases of new securities.

Interest income of $21.1 million for mortgage loans in process or securitization increased $6.6 million, or 45%, during 2025. The average balance of mortgage loans in process of securitization increased $115.3 million, or 42%, to $389.8 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The average yield increased 13 basis points, to 5.41% for the year ended December 31, 2025, compared to 5.28% for the year ended December 31, 2024. The increase in average balances was primarily due to a higher origination volume of loans pending settlement for sale on the secondary market.

Interest income of $32.0 million on interest-earning deposits, and other interest or dividends increased $4.7 million, or 17%, during 2025. The average balance of interest-earning deposits, and other interest or dividends increased $98.7 million, or 22%, to $541.1 million for the year ended December 31, 2025, from $442.4 million for the year ended December 31, 2024. The average yield decreased 25 basis points, to 5.92% for the year ended December 31, 2025, compared to 6.17% for the year ended December 31, 2024. The increase in average balances reflected the purchase of other equity securities and the purchase of FHLB stock.

Interest income of $93.1 million for securities held to maturity increased $3.1 million, or 3%, during 2025. The average balance of securities held to maturity, during the year ended December 31, 2025 increased $250.7 million, to $1.6 billion compared to $1.3 billion for the year ended December 31, 2024. The average yield on securities held to maturity decreased 87 basis points, to 5.86% for the year ended December 31, 2025, compared to 6.73% for the year ended December 31, 2024. The increase in average balance of securities held to maturity was primarily related to held to maturity securities acquired as part of loan securitizations that the Company originated.

Interest Expense. Total interest expense of $683.8 million for the year ended December 31, 2025 decreased $96.3 million, or 12%, compared to $780.1 million for the year ended December 31, 2024.

Interest expense on deposits decreased $139.0 million, or 21%, to $521.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to lower average balances at lower rates on certificates of deposit, partially offset by higher average balances at lower rates on interest bearing checking. The higher rates on our deposits were primarily due to the change in market rates.

Interest expense of $118.9 million for certificate of deposit accounts decreased $167.0 million, or 58%, during 2025. The average balance of certificates of deposit of $2.6 billion for the year ended December 31, 2025 decreased $2.7 billion, or 51%, compared to $5.3 billion for the year ended December 31, 2024. The average rate on certificates of deposit was 4.53% for the year ended December 31, 2025, which was an 82 basis point decrease compared to 5.35% for year ended December 31, 2024. The decrease in certificates of deposit is primarily due to the decrease in use of brokered deposits.

Interest expense of $258.5 million for interest-bearing checking accounts increased $18.3 million, or 8%, during 2025. The average balance of interest-bearing checking accounts of $6.6 billion for the year ended December 31, 2025 increased $1.4 billion, or 26%, compared to $5.2 billion for the year ended December 31, 2024. The average rate on interest-bearing checking accounts was 3.92% for the year ended December 31, 2025, which was a 68 basis point decrease compared to 4.60% for year ended December 31, 2024.

Interest expense of $144.0 million for money market/savings accounts increased $9.7 million, or 7%, during 2025. The average balance of money market/savings accounts of $3.7 billion for the year ended December 31, 2025 increased $676.6 million, or 23%, compared to $3.0 billion for the year ended December 31, 2024. The average rate on money market accounts was 3.91% for the year ended December 31, 2025, which was a 56 basis point decrease compared to 4.47% for year ended December 31, 2024.

Interest expense on borrowings increased $42.7 million, or 36%, to $162.4 million for the year ended December 31, 2025 from $119.7 million for the year ended December 31, 2024. The increase in interest was primarily due to an increase of $1.3 billion, or 71%, in the average balance of borrowings of $3.1 billion compared to $1.8 billion for the year ended December 31, 2024. There was also a 136 basis point decrease in the average cost of borrowings to 5.17%, compared to 6.53% for the year ended December 31, 2024. The higher level of collateralized borrowing, largely from the FHLB, was primarily to fund asset growth.

Included in interest expense on borrowings, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated from the interest-earning assets. As a result, the cost of borrowings increased from a base rate of 4.93% and 6.25%, to an effective rate of 5.17% and 6.53% for the year ended December 31, 2025 and 2024, respectively.

Provision for Credit Losses. We recorded a provision for credit losses of $117.8 million for the year ended December 31, 2025, an increase of $93.5 million, compared to the year ended December 31, 2024. The increases in provision expense was primarily associated with declines on certain multi-family property values, after receiving new appraisals, and the ongoing investigation of borrowers involved in mortgage fraud or suspected fraud, as well as portfolio growth and mix. The 2025 increase was also attributable to certain types of subordinated loans that the Company generally no longer offers to borrowers. Losses on underperforming loans have been largely identified and have either been included in ACL-Loans as specific reserves or charged-off.

The $117.8 million provision for credit losses consisted of $122.9 million for the ACL-Loans, net of a $4.7 million release for the ACL-OBCEs, and net of a $0.4 million release for the ACL-Guarantees related to a loan securitization.

The ACL-Loans was $83.3 million, or 0.75% of total loans, at December 31, 2025, compared to $84.4 million, or 0.81% of loans receivable at December 31, 2024. Although only a slight decrease compared to prior year, the balance reflects higher charge-offs, increases to provision expense, and loan growth. Additional details are provided in the ACL-Loans portion of the Comparison of Financial Condition at December 31, 2025 and 2024, and in Note 1: Nature of Operations and Significant Accounting Policies and Note 5: Loans and Allowance for Credit Losses.

Noninterest Income.

	Year Ended December 31,
	2025	2024	Change Amount	Change %

	(Dollars in thousands)
Noninterest income:
Gain on sale of loans	$ 85,362	$ 62,275	$ 23,087	37%
Loan servicing fees, net	22,369	43,673	(21,304)	(49)%
Mortgage warehouse fees	7,089	5,539	1,550	28%
Loss on sale of investments available for sale	-	(108)	108	100%
Syndication and asset management fees	23,640	19,693	3,947	20%
Other income	25,928	17,040	8,888	52%
Total noninterest income	$ 164,388	$ 148,112	$ 16,276	11%

Noninterest income of $164.4 million for the year ended December 31, 2025 increased $16.3 million, or 11%, compared to $148.1 million for the year ended December 31, 2024. The increase was primarily due to higher gain on sale of loans, other noninterest income, and syndication and asset management fees. The increases were partially offset by a decrease in loan servicing fees.

Gain on sale of loans of $85.4 million for the year ended December 31, 2025 increased $23.1 million, or 37%, compared to $62.3 million for the year ended December 31, 2024. The increase in gain on sale of loans reflects the successful execution of the Company’s strategy to grow the multi-family business segment and highlights the strength of underlying earnings in our core business.

A summary of the gain on sale of loans for the years ended December 31, 2025 and 2024 is below:

	Gain on Sale of Loans
	Year Ended
	December 31,
	2025	2024
Loan Type:	(In thousands)
Multi-family	$77,221	$56,834
Single-family	3,081	1,907
SBA	5,060	3,534
Total	$85,362	$62,275

Other noninterest income of $25.9 million for the year ended December 31, 2025 increased $8.9 million, or 52%, compared to $17.0 million for the year ended December 31, 2024. Other noninterest income included a $5.5 million positive adjustment to the fair value of floor derivatives for the year ended December 31, 2025 compared to a $2.5 million negative fair value adjustment for the year ended December 31, 2024. The floor derivatives are associated with arrangements whereby there is a guaranteed minimum interest rate the Company will receive on certain assets bearing variable interest rates. The change in value was driven largely by the change in market interest rates during the period.

Also included in other noninterest income were changes in fair value on certain securities available for sale that the Company elected to account for under the fair value option, with changes in fair value reflected in earnings. The Company also has put options associated with these securities that provide protection against any change in value. By design, the fair value adjustments of the securities and the put options should be substantially equal and offsetting. For the year ended December 31, 2025 there was a $6.2 million positive fair value adjustment on the securities that were offset by a $6.2 million negative fair value adjustment on the put options, hence having no net gain or loss recognized. Similarly, for the year ended December 31, 2024 there was $17.9 million negative fair value adjustment on the securities that were offset by a $17.9 million positive fair value adjustment on the put options, hence having no net gain or loss recognized. Also see Note 3: Investment Securities, Note 15: Derivative Financial Instruments, and Note 16: Disclosures about Fair Value of Assets and Liabilities.

Syndication and asset management fees of $23.6 million for the year ended December 31, 2025 increased $3.9 million, or 20%, for the year ended December 31, 2025 compared to $19.7 million the year ended December 31, 2024. The increase was attributable to an increase in the amount of projects and funds managed in combination with new equity raises by our LIHTC syndication platform during 2025.

Loan servicing fees of $22.4 million for the year ended December 31, 2025 decreased $21.3 million, or 49%, compared to $43.7 million for the year ended December 31, 2024. Loan servicing fees included a $1.4 million positive adjustment to the fair value of servicing rights for the year ended December 31, 2025, compared to a $22.7 million positive adjustment to the fair value of servicing rights for the year ended December 31, 2024.

Noninterest Expense.

	Year Ended December 31,
	2025	2024	Change Amount	Change %

	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$ 166,512	$ 130,723	$ 35,789	27%
Loan expense	4,207	3,767	440	12%
Occupancy and equipment	10,680	8,991	1,689	19%
Professional fees	12,860	16,229	(3,369)	(21)%
Deposit insurance expense	31,796	26,158	5,638	22%
Technology expense	10,039	7,819	2,220	28%
Credit risk transfer premium expense	21,021	6,320	14,701	233%
Other expense	42,778	23,805	18,973	80%
Total noninterest expense	$ 299,893	$ 223,812	$ 76,081	34%

Noninterest expense of $299.9 million for the year ended December 31, 2025 increased $76.1 million, or 34%, compared to $223.8 million for the year ended December 31, 2024. The increase was due primarily to a $35.8 million, or 27%, increase in salaries and employee benefits to support business growth, including $11.3 million for expenses associated with the addition of production staff that are expected to continue to elevate volume, and higher commissions on higher production volume. Other noninterest expense rose by $19.0 million, driven mainly by collateral preservation expenses of $14.0 million, which included taxes, insurance, receiver expenses, and legal fees tied to preserving collateral for nonperforming loans. The rise also reflects a $14.7 million increase in credit risk transfer premium expense associated with ongoing credit default swaps and a $5.6 million, or 22% increase in FDIC deposit insurance expenses. These increases were partially offset by a decrease of $3.4 million in professional fees.

The efficiency ratio was at 44.01% for the year ended December 31, 2025, compared with 33.37% for the year ended December 31, 2024. The $46.4 million in total expenses associated with credit default swap premiums, the collateral preservation of nonperforming loans, and the addition of production staff had a negative 680 basis point impact on the efficiency ratio for the year ended December 31, 2025 compared to 94 basis points for the year ended December 31, 2024.

Income Taxes. Provision for income tax of $45.0 million for the year ended December 31, 2025 decreased 56%, compared to $102.3 million for the year ended December 31, 2024. The decrease reflected lower pre-tax net income and the utilization of originated and purchased tax credits. The effective tax rate was 17.1% for the year ended December 31, 2025 and 24.2% for the year ended December 31, 2024.

Asset Quality

Loans are generally underwritten to strict Freddie Mac, Fannie Mae, HUD, or other agency guidelines. We continually strive to strengthen our various levels of credit and risk management.

The allowance for credit losses on loans of $83.3 million, as of December 31, 2025, decreased by $1.1 million, or 1%, compared to $84.4 million as of December 31, 2024. The $1.1 million decrease compared to December 31, 2024 was driven by $124.1 million in charge-offs, partially offset by $122.9 million in provision expense. These changes were primarily associated with declines on certain multi-family property values, after receiving new appraisals, and the ongoing investigation of borrowers involved in mortgage fraud or suspected fraud. Additionally, the changes were attributable to certain types of subordinated loans that the Company no longer offers to borrowers. These underperforming loans have been largely identified and evaluated for potential losses that have either been included in the ACL-Loans as specific reserves or charged-off.

For the year ended December 31, 2025, there were $124.1 million of charge-offs and $127,000 of recoveries compared to $10.6 million of charge-offs and $136,000 of recoveries during the year ended December 31, 2024. In 2025, approximately 70% of the charge-offs were associated with five relationships.

Overall, criticized loans receivable of $508.2 million declined by $189.1 million, or 27%, compared to December 31, 2024. This decline reinforces the view that the frequency of migration to criticized status would subside, driven by favorable market conditions and our efforts with proactive portfolio management.

Loans receivable classified as Special Mention totaled $204.9 million at December 31, 2025 compared to $380.0 million at December 31, 2024. Loans receivable classified as Substandard totaled $303.3 million at December 31, 2025, compared to $317.3 million at December 31, 2024.

As of December 31, 2025, all Substandard loans have been evaluated for impairment and these loans have specific reserves of $16.0 million. The Company believes that the remaining loans are well collateralized

Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) decreased 29%, to $197.8 million, or 1.79% of total loans receivable, at December 31, 2025, compared to $279.7 million, or 2.68% of total loans receivable, at December 31, 2024.

Loans receivable greater than 30 days past due were $206.6 million at December 31, 2025 compared to $292.3 million at December 31, 2024.

As a percentage of nonperforming loans, the ACL-Loans was 42% at December 31, 2025 compared to 30% at December 31, 2024. The increase in percentage was due to an decrease in nonperforming loans.

The Company continues to reduce its credit risk through loan sale and securitization activities. Since 2023, the Company has strategically executed credit protection arrangements through credit default swaps and credit-linked notes to reduce risk of losses, with coverage ranging from 13-17% of the unpaid principal balances for each arrangement. Despite having credit protection on these loans, the Company is required to carry an allowance for credit losses on loans receivable. As of December 31, 2025, the credit-linked note was repaid in full and the remaining balance of loans protected by credit default swaps was $2.8 billion, compared to $2.3 billion as of December 31, 2024. For additional information see Note 15: Derivative Financial Instruments.

The percentage of commercial real estate loans as a percentage of total Tier I risk-based capital, including the ACL-Loans, has declined from 348% to 324% for the years ended December 31, 2024 and 2025, respectively.

Operating Segment Analysis Comparing the Years Ended December 31, 2025 and 2024

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

The following table presents our primary operating results for our operating segments for the years ended December 31, 2025 and 2024.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Year Ended December 31, 2025
Interest income	$4,613	$413,656	$767,786	$14,796	$1,200,851
Interest expense	80	274,031	412,964	(3,283)	683,792
Net interest income	4,533	139,625	354,822	18,079	517,059
Provision for credit losses	(403)	3,020	115,137	—	117,754
Net interest income after provision for credit losses	4,936	136,605	239,685	18,079	399,305
Noninterest income	168,874	12,596	933	(18,015)	164,388
Noninterest expense
Salaries and employee benefits	103,504	8,107	24,765	30,136	166,512
Other noninterest expense	18,314	24,661	69,589	20,817	133,381
Total noninterest expense	121,818	32,768	94,354	50,953	299,893
Income (loss) before income taxes	51,992	116,433	146,264	(50,889)	263,800
Income taxes	11,837	19,489	24,259	(10,555)	45,030
Net income (loss)	$40,155	$96,944	$122,005	$(40,334)	$218,770
Total assets	$526,423	$7,251,653	$11,307,401	$363,466	$19,448,943

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Year Ended December 31, 2024
Interest income	$5,239	$391,743	$891,490	$14,248	$1,302,720
Interest expense	80	262,149	521,030	(3,159)	780,100
Net interest income	5,159	129,594	370,460	17,407	522,620
Provision for credit losses	(1,003)	1,466	23,815	—	24,278
Net interest income after provision for credit losses	6,162	128,128	346,645	17,407	498,342
Noninterest income	168,028	3,016	(8,523)	(14,409)	148,112
Noninterest expense
Salaries and employee benefits	77,685	8,115	19,437	25,486	130,723
Other noninterest expense	20,228	13,818	43,230	15,813	93,089
Total noninterest expense	97,913	21,933	62,667	41,299	223,812
Income (loss) before income taxes	76,277	109,211	275,455	(38,301)	422,642
Income taxes	20,380	26,409	65,382	(9,915)	102,256
Net income (loss)	$55,897	$82,802	$210,073	$(28,386)	$320,386
Total assets	$479,099	$6,000,624	$11,761,202	$564,807	$18,805,732

Multi-family Mortgage Banking. The Multi-family Mortgage Banking segment reported net income of $40.2 million for the year ended December 31, 2025, a decrease of $15.7 million, or 28%, compared to $55.9 million reported for the year ended December 31, 2024. The decrease was primarily due to higher salaries and employee benefits, associated with the addition of production staff that are expected to continue to elevate volume, and lower loan servicing fees associated with fair value adjustments to servicing rights. These were partially offset by lower provision for income taxes, reflecting lower pre-tax income and benefits from tax credits.

Noninterest income reflected a $9.1 million increase in gain on sale of loans, as sales to the secondary market increased, a $4.9 million increase in syndication and asset management fees, and a $4.2 million increase in other noninterest income, primarily from investments in joint ventures, partially offset by a $17.3 million decrease in loan servicing fees.

The $9.1 million increase in gain on sale of loans reflects the successful execution of the Company’s strategy to grow the business segment and to increase non-interest income.

Loan servicing fees reflected a positive fair market value adjustment of $3.8 million on servicing rights for the year ended December 31, 2025 compared to a positive fair market value adjustment of $20.5 million for the year ended December 31, 2024.

The $8.5 million decrease in provision for income tax expense reflected lower pre-tax income as well as the benefits of originated and purchased tax credits in 2025 compared to 2024.

The total volume of loans originated and acquired through our Multi-family business was $6.5 billion for the year ended December 31, 2025, an increase of $272.9 million, or 4%, compared to the year ended December 31, 2024. It included construction loans coupled with agreements for future permanent loan refinancing, as well as bridge loans housed in our Banking segment, while borrowers awaited conversion to permanent financing. It also included loans originated and acquired for sale in the secondary market.

Total assets in the Multi-family segment increased $47.3 million, or 10%, to $526.4 million at December 31, 2025, compared to $479.1 million at December 31, 2024.

Mortgage Warehousing. The Mortgage Warehousing segment reported net income of $96.9 million for the year ended December 31, 2025, an increase of $14.1 million, or 17%, compared to $82.8 million for the year ended December 31, 2024. The increase in net income was primarily due to an increase in net interest income and other noninterest income, as well as a decrease in provision for income taxes, reflecting the benefits of tax credits. These were partially offset by an increase in noninterest expense related to premiums for credit risk transfers from higher loan balances.

Noninterest income for the year ended December 31, 2025 included a positive fair market value adjustment to floor derivatives of $5.5 million compared to a negative fair market value adjustment of $2.5 million for the year ended December 31, 2024.

The volume of loans funded during the year ended December 31, 2025 amounted to $66.3 billion, an increase of $20.7 billion, or 46%, compared to $45.6 billion for the same period in 2024. This compared to the 22% industry increase in single-family residential loan volumes from the year ended December 31, 2025 to the year ended December 31, 2024, according to the Mortgage Bankers Association.

Total assets in the Mortgage Warehousing segment increased $1.3 billion, or 21%, to $7.3 billion at December 31, 2025, compared to $6.0 billion at December 31, 2024.

Banking. The Banking segment reported net income for the year ended December 31, 2025 of $122.0 million, a decrease of $88.1 million, or 42%, compared to $210.1 million for the year ended December 31, 2024. The decrease was due to a $91.3 million increase in provision for credit losses, a $15.6 million decrease in net interest income, and a $31.7 million rise in noninterest expense. The increase in noninterest expense was primarily due to collateral preservation expenses associated with taxes, insurance, property expenses, and legal fees related to nonperforming assets, as well as increased deposit insurance expense and credit risk transfer premium expenses. These were partially offset by a $41.1 million decrease in provision for income taxes, resulting from lower pre-tax income and benefits from tax credits, and a $9.5 million increase in other noninterest income, that reflected an increase in gain on sale of loans.

Noninterest income for the year ended December 31, 2025 included a negative fair market value adjustment of $2.4 million on single-family servicing rights compared to a positive fair market value adjustment of $2.2 million for the year ended December 31, 2024.

Total assets in the Banking segment decreased $453.8 million, or 4%, to $11.3 billion at December 31, 2025, compared to $11.8 billion at December 31, 2024.

See Item 1 “Business – Our Business Segments”, and Note 23: Segment Information, for further information about our segments.

Financial Condition

As of December 31, 2025, we had approximately $19.4 billion in total assets, $13.0 billion in deposits, $3.8 billion in borrowings and $2.3 billion in total shareholders’ equity. Total assets as of December 31, 2025 included approximately $11.0 billion of loans receivable, net of ACL-Loans and $3.9 billion of loans held for sale. There were also $1.5 billion in securities classified as held to maturity. Assets also included $865.1 million in securities available for sale, the majority of which were acquired from a warehouse customer. There are some restrictions on the types of securities we hold, particularly for those that are funded by certain multi-family custodial deposits where we set the cost of deposits based on the yield of the related security. We had other assets of $713.2 million, which primarily related to low-income housing tax credits, and $620.1 million of mortgage loans in process of securitization that represent pre-sold multi-family rental real estate loan originations primarily Ginnie Mae, Fannie Mae, and Freddie Mac mortgage backed securities pending settlements that typically occur within 30 days. FHLB and other equity securities totaled $227.6 million and servicing rights were $217.3 million based on the fair value of the loan servicing, which primarily includes Ginnie Mae multi-family servicing rights with 10-year call protection. Additionally, we had $212.2 million of cash and cash equivalents at December 31, 2025.

Comparison of Financial Condition at December 31, 2025 and 2024

Total Assets. Total assets of $19.4 billion at December 31, 2025 increased $643.2 million, or 3%, compared to $18.8 billion at December 31, 2024. The increase was due primarily to growth in loans and loans held for sale, specifically in the warehouse and multi-family loan portfolios, which were partially offset by lower balances in the residential loan portfolio. Warehouse loans, including loans held for sale and loans receivable, are exclusively made up of loans to residential and multi-family mortgage bankers that are funding agency-eligible mortgages and commercial loans, which represent all of the Company’s loans to non-depository institutions.

Cash and Cash Equivalents. Cash and cash equivalents of $212.2 million at December 31, 2025 decreased $264.4 million, or 55%, compared to $476.6 million at December 31, 2024. The decrease reflected intentional cash management.

Mortgage Loans in Process of Securitization. Mortgage loans in process of securitization of $620.1 million at December 31, 2025 increased $191.9 million, or 45%, compared to $428.2 million at December 31, 2024. These represent loans that our banking subsidiary, Merchants Bank, has originated or funded and are held in the loan portfolio pending settlement, primarily as Ginnie Mae, Fannie Mae, and Freddie Mac mortgage-backed securities with a firm investor commitment to purchase the securities.

Securities Available for Sale. Securities available for sale of $865.1 million at December 31, 2025 decreased $115.0 million, or 12%, compared to $980.1 million at December 31, 2024. The decrease in securities available for sale was primarily due to $862.3 million in calls, maturities, repayments and other adjustments, partially offset by purchases of $747.3 million during the period.

Included in securities available for sale were $571.3 million and $635.9 million of investment at December 31, 2025 and 2024, respectively, for which a fair value option was elected. Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the consolidated balance sheets with changes in the fair value recognized in earnings as they occur.

As of December 31, 2025, AOCL of $33,000, related to securities available for sale, decreased $100,000, or 75%, compared to accumulated losses of $133,000 at December 31, 2024. The $33,000 of AOCL as of

December 31, 2025 represented less than 0.001% of total equity and total securities available for sale, reflecting our interest rate risk policy of maintaining short duration on assets and liabilities.

Securities Held to Maturity. Securities held to maturity of $1.5 billion at December 31, 2025 decreased $121.0 million, or 7%, compared to $1.7 billion at December 31, 2024. The decrease was due to $380.6 million in repayments and amortization, net of $259.6 million in purchases, during the period.

The following table provides the weighted-average yield securities by maturity as of December 31, 2025.

	Due within one year		Due after one but within five years		Due after five but within ten years		Due after ten years
December 31, 2025	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Securities available for sale:
Treasury notes	$30,680	3.96%	$—	—%	$—	—%	$—	—%
Federal agencies	54,612	3.99%	204,896	3.99%	—	—%	—	—%
Mortgage-backed - Government Agency (1) - multi-family	—	—%	—	—%	—	—%	3,556	7.25%
Mortgage-backed - Non-Agency residential - fair value option	—	—%	—	—%	—	—%	385,460	5.18%
Mortgage-backed - Agency - residential - fair value option	—	—%	—	—%	—	—%	185,854	4.42%
Total securities available for sale	$85,292	3.98%	$204,896	3.99%	$—	—%	$574,870	4.95%
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$—	—%	$—	—%	$438,430	5.76%	$—	—%
Mortgage-backed - Non-Agency - residential	—	—%	—	—%	—	—%	699,957	5.62%
Mortgage-backed - Non-Agency - healthcare	—	—%	—	—%	393,588	5.42%	—	—
Mortgage-backed - Agency - multi-family	—	—%	—	—%	—	—%	11,684	3.81%
Total securities held to maturity	$—	—%	$—	—%	$832,018	5.60%	$711,641	5.59%
(1)	Agency includes government sponsored entities, such as Fannie Mae, Freddie Mac, Ginnie Mae, FHLB, and FCB.

Loans Held for Sale. Loans held for sale of $3.9 billion at December 31, 2025 increased $101.5 million, or 3%, compared to $3.8 billion at December 31, 2024. The increase in loans held for sale was due primarily to a significant increase in single-family warehouse participations, as we experienced higher volume which was nearly offset by a decline in multi-family loans. Loans held for sale are comprised primarily of single-family residential real estate loan participations that meet Fannie Mae, Freddie Mac, or Ginnie Mae eligibility. It also includes multi-family loans that are expected to be sold or securitized in the future.

Loans Receivable, Net. The following table shows our allocation of loans receivable as of the dates presented:

	December 31, 2025		December 31, 2024		December 31, 2023
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total

	(Dollars in thousands)
Mortgage warehouse repurchase agreements(4)	$1,600,285	14%	$1,446,068	14%	$752,468	7%
Residential real estate(1)	1,018,780	9%	1,322,853	13%	1,324,305	13%
Multi-family financing	5,332,680	48%	4,624,299	44%	4,006,160	40%
Healthcare financing	1,385,359	13%	1,484,483	14%	2,356,689	23%
Commercial and commercial real estate(2)(3)(4)	1,603,551	15%	1,476,211	14%	1,643,081	16%
Agricultural production and real estate	92,077	1%	77,631	1%	103,150	1%
Consumer and margin	1,950	—%	6,843	—%	13,700	—%
Loans receivable	11,034,682		10,438,388		10,199,553
ACL-Loans	(83,301)		(84,386)		(71,752)
Loans receivable, net	$10,951,381	100%	$10,354,002	100%	$10,127,801	100%
(1)	Includes $832.2 million, $1.2 billion, and $1.2 billion of All-in-One© first-lien home equity lines of credit at December 31, 2025, 2024, and 2023, respectively.
(2)	Includes $944.3 million, $908.9 million, and $1.1 billion of revolving lines of credit collateralized primarily by servicing rights as of December 31, 2025, 2024, and 2023, respectively.
(3)	Includes only $19.5 million, $18.7 million, and $8.4 million of non-owner occupied commercial real estate as of December 31, 2025, 2024, and 2023, respectively.
(4)	The warehouse portfolio is exclusively made up of loans to residential and multi-family mortgage bankers that are funding agency-eligible mortgages and commercial loans, which represent all of the Company’s loans to non-depository institutions.

Loans receivable, net of ACL-Loans, of $11.0 billion at December 31, 2025, increased $597.4 million, or 6%, compared to $10.4 billion at December 31, 2024. The increase was comprised primarily of:

●	an increase of $708.4 million, or 15%, in multi-family financing loans, to $5.3 billion at December 31, 2025, reflecting higher origination volume for loans generated through multi-family segment that will remain on our balance sheet until they convert to permanent financing or are otherwise paid off over an average of one to three years.
●	an increase of $154.2 million, or 11%, in mortgage warehouse repurchase agreements, to $1.6 billion at December 31, 2025, reflecting higher loan volume from increased sales efforts and market exits or reductions of competitors.
●	an increase of $127.3 million, or 9%, in commercial and commercial real estate loans, to $1.6 billion at December 31, 2025.
●	a decrease of $304.1 million, or 23%, in residential real estate loans, to $1.0 billion at December 31, 2025, primarily driven by the sale of loans into third-party securitizations, with the Company acquiring a security issued by the securitization trust reflected in securities held to maturity.
●	a decrease of $99.1 million, or 7%, in healthcare financing loans, to $1.4 billion at December 31, 2025.

As of December 31, 2025, approximately 96% of the total net loans reprice within three months, which reduces the risk of market rate fluctuations.

The Company is a nationwide lender, especially in our largest portfolios of multi-family and healthcare financing. The tables below provide loans receivable for these two portfolios, including the five highest geographic concentrations.

	December 31, 2025
	Multi-family			Healthcare
State	Amount	% of Total	State	Amount	% of Total

	(Dollars in thousands)			(Dollars in thousands)
Indiana	$1,563,073	29%	Michigan	$343,872	25%
New York	778,137	15%	Ohio	205,880	15%
Texas	286,403	5%	Texas	108,626	8%
California	238,116	4%	South Carolina	102,500	7%
Georgia	189,404	4%	Pennsylvania	96,537	7%
Other states (1)	2,277,547	43%	Other states (1)	527,944	38%
Total	$5,332,680	100%		$1,385,359	100%
(1)	No state included in the “Other states” group has an individual percentage more than the next highest concentration percentage for the specific portfolio of loans.

	December 31, 2024
	Multi-family			Healthcare
State	Amount	% of Total	State	Amount	% of Total

	(Dollars in thousands)			(Dollars in thousands)
Indiana	$1,446,658	31%	Michigan	$395,867	27%
New York	482,873	10%	Ohio	314,475	21%
Ohio	274,738	6%	South Carolina	102,500	7%
California	215,134	5%	Indiana	102,338	7%
Texas	185,133	4%	New Jersey	89,793	6%
Other states (1)	2,019,763	44%	Other states (1)	479,510	32%
Total	$4,624,299	100%		$1,484,483	100%
(1)	No state included in the “Other states” group has an individual percentage more than the next highest concentration percentage for the specific portfolio of loans.

The following table presents the contractual maturity distribution of loans receivable at December 31, 2025 and an analysis of these loans that have fixed and floating interest rates. The table does not take into account repricing or other forecast assumptions.

	Maturing	Maturing	Maturing	Maturing
	Within 1 Year	1 to 5 Years	After 5 to 15 Years	After 15 Years	Total
	Amount	Amount	Amount	Amount	Amount

	(In thousands)
Mortgage warehouse repurchase agreements
Interest rates:
Fixed	$—	$—	$—	$—	$—
Floating	1,575,535	24,750	—	—	1,600,285
Total	$1,575,535	$24,750	$—	$—	$1,600,285

Residential real estate
Interest rates:
Fixed	$225	$—	$—	$191,533	$191,758
Floating	2,873	14,705	11,319	798,125	827,022
Total	$3,098	$14,705	$11,319	$989,658	$1,018,780

Multi-family financing
Interest rates:
Fixed	$56,880	$4,139	$88,961	$1,417	$151,397
Floating	2,669,203	2,404,886	107,194	—	5,181,283
Total	$2,726,083	$2,409,025	$196,155	$1,417	$5,332,680

Healthcare financing
Interest rates:
Fixed	$43,553	$—	$—	$—	$43,553
Floating	735,974	605,832	—	—	1,341,806
Total	$779,527	$605,832	$—	$—	$1,385,359

Commercial and commercial real estate
Interest rates:
Fixed	$13,260	$3,835	$533	$1,710	$19,338
Floating	785,469	626,022	124,897	47,825	1,584,213
Total	$798,729	$629,857	$125,430	$49,535	$1,603,551

Agricultural production and real estate
Interest rates:
Fixed	$8,961	$12,405	$730	$659	$22,755
Floating	10,542	2,268	12,732	43,780	69,322
Total	$19,503	$14,673	$13,462	$44,439	$92,077

Consumer and margin
Interest rates:
Fixed	$18	$147	$—	$—	$165
Floating	1,694	91	—	—	1,785
Total	$1,712	$238	$—	$—	$1,950

Total
Interest rates:
Fixed	$122,897	$20,526	$90,224	$195,319	$428,966
Floating	5,781,290	3,678,554	256,142	889,730	10,605,716
Total loans receivable	$5,904,187	$3,699,080	$346,366	$1,085,049	$11,034,682

ACL-Loans. The following table presents an analysis of the ACL-Loans for the periods presented:

	As of or For the Year
	Ended December 31,
	2025	2024	2023

	(Dollars in thousands)

Balance at beginning of period	$84,386	$71,752	$44,014
Less charge-offs:
Residential real estate	—	—	(34)
Multi-family financing	(114,281)	(5,282)	(8,400)
Healthcare financing	(7,497)	(3,095)	—
Commercial and commercial real estate	(2,338)	(2,210)	(1,356)
Consumer and margin	—	—	(1)
Total charge-offs	(124,116)	(10,587)	(9,791)
Plus recoveries:
Residential real estate	—	14	—
Multi-family financing	49	46	—
Commercial and commercial real estate	78	76	41
Total recoveries	127	136	41
Net (charge-offs) recoveries	(123,989)	(10,451)	(9,750)
Transfers out:
FMBI's ACL for loans sold	—	(593)	—
Provision for credit losses	122,904	23,678	37,488
Balance at end of period	$83,301	$84,386	$71,752
Ratios:
Total net charge-offs to total average loans and loans held for sale	(0.85)%	(0.07)%	(0.08)%
Net charge-offs to average loans outstanding:
Multi-family financing	(2.29)%	(0.12)%	(0.24)%
Healthcare financing	(0.52)%	(0.16)%	—%
Commercial and commercial real estate	(0.15)%	(0.14)%	(0.10)%
Consumer and margin	—%	—%	(0.01)%
Allowance for credit losses to nonperforming loans at end of period	42.11%	30.17%	87.49%
Allowance for credit losses to total loans receivable at end of period	0.75%	0.81%	0.70%

The following table presents an analysis of the ACL-Loans for the periods presented:

	December 31,
	2025			2024			2023
			Percent of			Percent of			Percent of
		Percent	Loans in		Percent	Loans in		Percent	Loans in
		of Allowance	Category		of Allowance	Category		of Allowance	Category
		by Loan	to Loans		by Loan	to Loans		by Loan	to Loans
	Amount	Type	Receivable	Amount	Type	Receivable	Amount	Type	Receivable

	(Dollars in thousands)
Mortgage warehouse repurchase agreements	$4,269	5%	14%	$3,816	5%	14%	$2,070	3%	7%
Residential real estate	4,672	6%	9%	5,942	7%	13%	7,323	10%	13%
Multi-family financing	43,041	52%	48%	55,126	65%	44%	26,874	38%	40%
Healthcare financing	18,595	22%	13%	8,562	10%	14%	22,454	31%	23%
Commercial and commercial real estate	11,998	14%	15%	10,293	12%	14%	12,243	17%	16%
Agricultural production and real estate	697	1%	1%	539	1%	1%	619	1%	1%
Consumer and margin	29	-%	-%	108	-%	-%	169	-%	-%
Total allowance for credit losses	$83,301	100%	100%	$84,386	100%	100%	$71,752	100%	100%

The following table sets forth the amounts of nonperforming loans and nonperforming assets at the dates indicated:

	December 31,
	2025	2024	2023

	(Dollars in thousands)
Nonaccrual loans:
Residential real estate	$7,680	$6,154	$1,486
Multi-family financing	128,241	201,508	39,608
Healthcare financing	59,574	69,001	28,783
Commercial and commercial real estate	2,313	3,047	3,820
Agricultural production and real estate	4	6	147
Consumer and margin	—	—	3
Total	197,812	279,716	73,847
Accruing loans 90 days or more past due:
Residential real estate	—	—	894
Healthcare financing	—	—	7,216
Commercial and commercial real estate	—	—	43
Agricultural production and real estate	—	6	—
Consumer and margin	—	—	15
Total	—	6	8,168
Total nonperforming loans	$197,812	$279,722	$82,015
Real estate owned	60,145	8,209	—
Total nonperforming assets	$257,957	$287,931	$82,015
Modifications:
Multi-family financing	$113,469	$92,184	$—
Healthcare financing	74,299	13,961	—
Commercial and commercial real estate	945	—	3,533
Total	$188,713	$106,145	$3,533
Ratios:
Total nonperforming loans to total loans receivable	1.79%	2.68%	0.80%
Total nonperforming loans to total assets	1.02%	1.49%	0.48%
Total nonperforming assets to total assets	1.33%	1.53%	0.48%

The ACL-Loans of $83.3 million at December 31, 2025 decreased $1.1 million, or 1%, compared to $84.4 million at December 31, 2024. The decrease compared to December 31, 2024 was driven by $124.1 million in charge-offs, partially offset by $122.9 million in provision expense, primarily related to the multi-family portfolio. These changes were primarily associated with declines on certain multi-family property values, after receiving new appraisals, and the ongoing investigation of borrowers involved in mortgage fraud or suspected fraud, and loan growth. Additionally, the charge-offs were attributable to certain types of subordinated loans that the Company no longer offers to borrowers. Losses on underperforming loans have been largely identified and have either been included in ACL-Loans as specific reserves or charged-off.

Premises and Equipment, Net.  Premises and equipment, net, of $73.9 million at December 31, 2025 increased $15.3 million, or 26%, compared to $58.6 million at December 31, 2024. The increase was primarily due construction of the new headquarters for MCC to support business growth.

Goodwill.   Goodwill of $8.0 million at December 31, 2025 was unchanged compared to December 31, 2024.

Servicing Rights. Servicing rights of $217.3 million at December 31, 2025 increased $27.4 million, or 14%, compared to $189.9 million at December 31, 2024. During the year ended December 31, 2025, originated and purchased servicing of $38.1 million and a positive fair market value adjustment of $1.4 million were partially offset by paydowns of $12.2 million. The $1.4 million positive fair market value adjustment consisted of a positive fair market value adjustment of $3.8 million for multi-family and healthcare mortgages and a negative fair market value adjustment of $2.4 million for single-family mortgages and SBA loans during the year ended December 31, 2025 compared to a $22.7 million positive fair market value adjustment which consisted of a positive fair market value adjustment of $20.5 million for multi-family and healthcare mortgages and a positive fair market value adjustment of $2.2 million for single-family mortgages and SBA loans during the year ended December 31, 2024 .

Servicing rights are recognized in connection with sales of loans when we retain servicing of the sold loans. The servicing rights are recorded and carried at fair value based on the expected future cash flows. The fair value increase recorded during the year ended December 31, 2025 was driven by higher escrow earnings rates in multi-family servicing, which was partially offset by lower interest rates that impacted single-family servicing. The value of servicing rights generally increases in rising interest rate environments and declines in falling interest rate environments due to expected prepayments.

Other Real Estate Owned. Other real estate owned of $60.1 million at December 31, 2025 increased $51.9 million compared to $8.2 million at December 31, 2024. The increase was primarily due to progress with one multi-family property that moved to other real estate owned in December 2025.

Other Assets and Receivables. Other assets and receivables of $713.2 million at December 31, 2025 increased $150.1 million, or 27%, compared to $563.1 million at December 31, 2024. The 27% increase was primarily due to a $179.0 million increase in income tax receivable related to tax credits purchased during the year, and a $91.7 million increase in investments in LIHTC funds, partially offset by a decrease of $125.0 million in prepaid assets associated with the redemption of Series B Preferred Stock in January 2025.

Deposits. Deposits of $13.0 billion at December 31, 2025 increased $1.1 billion, or 9%, compared to $11.9 billion at December 31, 2024. The 9% increase in total deposits, which outpaced the 6% growth in loans receivable, was primarily due to a $2.9 billion increase in demand deposits, and a $324.6 million increase in money market/savings accounts, partially offset by a $2.1 billion decrease in certificates of deposit. As of December 31, 2025, approximately 83% of the total deposits reprice within three months.

	December 31, 2025		December 31, 2024		December 31, 2023
	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Brokered deposits	$1,757,326	13%	$2,534,078	21%	$5,970,644	42%
Core deposits	11,283,866	87%	9,385,898	79%	8,090,816	58%
Total	$13,041,192	100%	$11,919,976	100%	$14,061,460	100%

Core deposits increased by $1.9 billion, or 20%, to $11.3 billion at December 31, 2025 compared to December 31, 2024. Core deposits represented 87% of total deposits at December 31, 2025 compared to 79% of total deposits at December 31, 2024. The increases were attributable primarily to growth in custodial deposits from warehouse customers as well as strategic initiatives focused on delivering innovative liquidity solutions in expanded markets.

We have decreased our use of brokered deposits by 31%, which totaled $1.8 billion at December 31, 2025 compared to $2.5 billion at December 31, 2024. Brokered deposits represented 13% of total deposits at December 31, 2025 compared to 21% of total deposits at December 31, 2024. As of December 31, 2025, brokered certificates of deposit had a weighted average remaining duration of 59 days.

Interest-bearing deposits increased $756.1 million, or 6%, to $12.4 billion at December 31, 2025 compared to December 31, 2024, and noninterest-bearing deposits increased $365.1 million, or 153%, to $604.1 million at December 31, 2025 compared to December 31, 2024.

Uninsured deposits totaled approximately $3.1 billion as of December 31, 2025, representing 23.3% of total deposits. Since 2018, the Company has offered its customers an opportunity to insure balances in excess of $250,000 through our insured cash sweep program that extends FDIC protection up to $100 million. The balance of deposits in this program was $1.4 billion and $1.6 billion as of December 31, 2025 and 2024, respectively.

The following tables show the average balance amounts and the average contractual rates paid on our deposits for the periods indicated:

	December 31, 2025		December 31, 2024		December 31, 2023
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

	(Dollars in thousands)
Noninterest-bearing demand	$389,475	—%	$335,954	—%	$337,723	—%
Interest-bearing demand	6,599,331	3.92%	5,222,451	4.60%	4,717,300	4.59%
Money market/savings	3,681,726	3.91%	3,005,158	4.47%	3,044,793	4.19%
Certificates of deposit	2,623,674	4.53%	5,340,340	5.35%	4,589,312	5.08%
Total	$13,294,206	3.92%	$13,903,903	4.75%	$12,689,128	4.55%

The following table shows time deposits of $250,000 or more by time remaining until maturity:

December 31, 2025
(In thousands)
Three months or less	$161,424
Over three months through six months	166,686
Over six months through one year	122,791
Over one year to three years	46,553
Over three years	—
Total	$497,454

Borrowings. Borrowings of $3.8 billion at December 31, 2025 decreased $543.5 million, or 12%, compared to $4.4 billion at December 31, 2024. The lower level of collateralized borrowing was primarily due to less borrowings at FHLB as well as the repayment of the credit-linked notes that were issued in March 2023. The higher levels of core deposits at lower rates reduced the need for borrowing. The Company primarily utilizes borrowing facilities from the FHLB, the Federal Reserve’s discount window, AFX, and Federal Funds, using the most cost-effective options available. See Note 14: Borrowings for further information.

The Company continues to have significant borrowing capacity based on available collateral. As of December 31, 2025, unused lines of credit totaled $5.3 billion, compared to $4.3 billion at December 31, 2024. The Company’s ratio of total collateralized borrowing capacity to total assets increased from 46% as of December 31, 2024 compared to 47% as of December 31, 2025.

The following table sets forth certain information regarding our borrowings at the dates and for the periods indicated:

	As of and For the Year Ended
	December 31,
	2025	2024	2023

	(Dollars in thousands)
Balance at end of period	$3,842,592	$4,386,122	$964,127
Average balance during period	3,139,762	1,833,722	627,516
Maximum outstanding at any month end	4,558,254	4,386,122	1,654,075
Weighted average interest rate at end of period(1)	3.84%	4.82%	7.51%
Average interest rate during period	5.17%	6.53%	8.37%
(1)	The weighted-average interest rate at the end of the period reflects the stated interest rates on the borrowings.

Other Liabilities. Other liabilities of $250.5 million at December 31, 2025 increased $19.5 million, or 8%, compared to $231.0 million at December 31, 2024. The 8% increase in other liabilities was primarily due to higher funding commitments for LIHTC investments.

Total Shareholders’ Equity. Shareholders’ equity was $2.3 billion as of December 31, 2025, compared to $2.2 billion as of December 31, 2024. The $37.4 million, or 2%, increase resulted primarily from net income of $218.8 million, partially offset by the redemption of 6% Series B Preferred Stock for $125.0 million and dividends paid on common and preferred shares of $59.4 million during the period. See Note 18: Preferred Stock for more details on the Series B redemption.

Supplemental Trend Information

	As of and For the Year Ended December 31,
	2025	2024	2023	2022	2021

	(Dollars in thousands, except per share data)
Balance Sheet Data:
Total Assets	$19,448,943	$18,805,732	$16,952,516	$12,615,227	$11,278,638
Loans receivable	11,034,682	10,438,388	10,199,553	7,470,872	5,782,663
Allowance for credit losses (1)	(83,301)	(84,386)	(71,752)	(44,014)	(31,344)
Loans held for sale	3,873,012	3,771,510	3,144,756	2,910,576	3,303,199
Deposits	13,041,192	11,919,976	14,061,460	10,071,345	8,982,613
Total liabilities	17,168,184	16,562,422	15,251,432	11,155,488	10,123,229
Total shareholders' equity	2,280,759	2,243,310	1,701,084	1,459,739	1,155,409
Tangible common shareholders' equity (non-GAAP)	1,721,417	1,563,102	1,184,889	943,100	775,708
Statement of Income Data:
Interest Income	$1,200,851	$1,302,720	$1,077,798	$480,833	$311,886
Interest Expense	683,792	780,100	629,727	162,282	33,892
Net interest income	517,059	522,620	448,071	318,551	277,994
Provision for credit losses	117,754	24,278	40,231	17,295	5,012
Noninterest income	164,388	148,112	114,668	125,936	157,333
Noninterest expense	299,893	223,812	174,601	136,050	125,385
Income before taxes	263,800	422,642	347,907	291,142	304,930
Provision for income taxes	45,030	102,256	68,673	71,421	77,826
Net income	218,770	320,386	279,234	219,721	227,104
Preferred stock dividends	41,062	34,909	34,670	25,983	20,873
Impact of preferred stock redemption	4,156	1,823	—	—	—
Net income available to common shareholders	$173,552	$283,654	$244,564	$193,738	$206,231
Credit Quality Data:
Nonperforming loans	$197,812	$279,722	$82,015	$26,683	$761
Nonperforming loans to total loans receivable	1.79%	2.68%	0.80%	0.36%	0.01%
Nonperforming assets	$257,957	$287,931	$82,015	$26,683	$761
Nonperforming assets to total assets	1.33%	1.53%	0.48%	0.21%	0.01%
Allowance for credit losses to total loans receivable	0.75%	0.81%	0.70%	0.59%	0.54%
Allowance for credit losses to nonperforming loans	42.11%	30.17%	87.49%	164.95%	4,118.79%
Net charge-offs to average loans and loans held for sale	0.85%	0.07%	0.08%	0.01%	0.01%
Per Share Data (Common Stock):
Diluted earnings per share	$3.78	$6.30	$5.64	$4.47	$4.76
Dividends declared	$0.40	$0.36	$0.32	$0.28	$0.24
Tangible book value (non-GAAP)	$37.51	$34.15	$27.40	$21.88	$17.96
Weighted average shares outstanding
Basic	45,871,698	44,855,100	43,224,042	43,164,477	43,172,078
Diluted	45,942,730	45,004,786	43,345,799	43,316,904	43,325,303
Shares outstanding at period end	45,893,172	45,767,166	43,242,928	43,113,127	43,180,079
Performance Metrics:
Return on average assets	1.16%	1.79%	1.85%	1.99%	2.23%
Return on average equity	9.88%	16.86%	17.63%	17.21%	22.07%
Return on average tangible common equity (non-GAAP)	10.49%	20.16%	22.92%	22.50%	30.10%
Net interest margin	2.86%	3.03%	3.06%	2.97%	2.79%
Efficiency ratio (non-GAAP)	44.01%	33.37%	31.03%	30.61%	28.80%
Loans and loans held for sale to deposits	114.31%	119.21%	94.90%	103.08%	101.15%
Capital Ratios—Merchants Bancorp:
Tangible common equity to tangible assets (non-GAAP)	8.9%	8.3%	7.0%	7.5%	6.9%
Tier 1 common equity to risk-weighted assets	9.9%	9.3%	7.8%	7.7%	n/a %
Tier 1 leverage ratio/CBLR	11.5%	12.1%	10.1%	11.7%	10.4%
Tier 1 capital to risk-weighted assets	13.1%	13.3%	11.1%	11.7%	n/a %
Total capital to risk-weighted assets	13.6%	13.9%	11.6%	12.2%	n/a %
Capital Ratios—Merchants Bank Only:
Tier 1 common equity to risk-weighted assets	12.8%	12.3%	10.9%	11.3%	n/a %
Tier 1 capital to average assets/CBLR	11.3%	11.2%	10.1%	11.3%	10.3%
Tier 1 capital to risk-weighted assets	12.8%	12.3%	10.9%	11.3%	n/a %
Total capital to risk-weighted assets	13.4%	12.9%	11.5%	11.7%	n/a %
(1)	The Company adopted FASB ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) on January 1, 2022. ASU 2016-13 replaces the allowance for loan losses that used incurred loss impairment methodology in 2021 with an allowance based on expected losses.

Non-GAAP Financial Measures

The Company’s accounting and reporting policies conform to GAAP and general practices within the banking industry. As a supplement to GAAP, the Company provides non-GAAP performance results, which the Company believes are useful because they assist users of the financial information in assessing the Company’s operating performance. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure, can be found.

These non-GAAP financial measures include presentation of tangible common shareholders’ equity, average tangible common shareholders’ equity, tangible assets, tangible book value per share, return on average tangible common equity, and tangible common equity to tangible assets.

The reconciliation from shareholders’ equity per GAAP to tangible common shareholders’ equity is comprised of goodwill and intangibles, and preferred stock.

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

A reconciliation of GAAP to non-GAAP financial measures is as follows:

	As of and For the Year Ended December 31,
	2025	2024	2023	2022	2021

	(Dollars in thousands, except per share data)
Tangible common shareholders’ equity:
Shareholders’ equity per GAAP	$2,280,759	$2,243,310	$1,701,084	$1,459,739	$1,155,409
Less: goodwill & intangibles	(8,051)	(8,073)	(16,587)	(17,031)	(17,552)
Tangible shareholders’ equity	2,272,708	2,235,237	1,684,497	1,442,708	1,137,857
Less: preferred stock	(551,291)	(672,135)	(499,608)	(499,608)	(362,149)
Tangible common shareholders’ equity	$1,721,417	$1,563,102	$1,184,889	$943,100	$775,708

Average tangible common shareholders’ equity:
Average shareholders’ equity per GAAP	$2,213,449	$1,900,130	$1,583,485	$1,276,443	$1,028,834
Less: average goodwill & intangibles	(8,062)	(8,697)	(16,801)	(17,293)	(17,841)
Less: average preferred stock	(551,622)	(484,391)	(499,608)	(398,182)	(325,904)
Average tangible common shareholders’ equity	$1,653,765	$1,407,042	$1,067,076	$860,968	$685,089

Tangible assets:
Assets per GAAP	$19,448,943	$18,805,732	$16,952,516	$12,615,227	$11,278,638
Less: goodwill & intangibles	(8,051)	(8,073)	(16,587)	(17,031)	(17,552)
Tangible assets	$19,440,892	$18,797,659	$16,935,929	$12,598,196	$11,261,086

Ending Common Shares	45,893,172	45,767,166	43,242,928	43,113,127	43,180,079

Tangible book value per common share	$37.51	$34.15	$27.40	$21.88	$17.96

Return on average tangible common equity	10.49%	20.16%	22.92%	22.50%	30.10%

Tangible common equity to tangible assets	8.9%	8.3%	7.0%	7.5%	6.9%

Liquidity and Capital Resources

Liquidity

Our primary sources of funds are business and consumer deposits, escrow and custodial deposits, borrowings, brokered deposits, principal and interest payments on loans, principal and interest on investment securities, and proceeds from sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition.

At December 31, 2025, based on pledged collateral, we had $5.3 billion in available unused borrowing capacity with the FHLB and the Federal Reserve discount window, an increase of 23%, compared to $4.3 billion at December 31, 2024. While the amounts available fluctuate daily, we also had available capacity lines through our membership in the AFX and US Bank Federal Funds. This liquidity enhances the ability to effectively manage interest expense and asset levels in the future.

The Company’s most liquid assets are in cash, short-term investments, including interest-bearing demand deposits, mortgage loans in process of securitization, loans held for sale, and warehouse lines of credit included in loans receivable. Taken together with its unused borrowing capacity of $5.3 billion described above, these totaled $11.6 billion, or 60%, of its $19.4 billion total assets at December 31, 2025. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

The Company’s investment portfolio has minimal levels of unrealized losses and management does not anticipate a need to sell securities for liquidity purposes at a loss. As of December 31, 2025, AOCL of $33,000, related to securities available for sale, decreased $100,000, or 75%, compared to AOCL of $133,000 as of December 31, 2024. The $33,000 of AOCL as of December 31, 2025 represented less than 0.001% of total equity and total securities available for sale, reflecting our interest rate risk policy of maintaining short duration on assets and liabilities.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $341.2 million and $835.3 million for the years ended December 31, 2025 and 2024, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable and purchases, sales and maturities of investment securities and loans, was $195.7 million and $874.3 million for the years ended December 31, 2025 and 2024, respectively. Net cash provided by financing activities, which is comprised primarily of net change in borrowing and deposits was $272.5 million and $1.6 billion for the years ended December 31, 2025 and 2024, respectively. Most variability within our cash flows comes from loan growth and sale activity. As discussed in detail throughout this section and Capital Resources, the Company has numerous funding sources to cover volatility in cash flows for operating and financing needs through our cash, investments, borrowing capacity, deposit base and capital resources.

Certificates of deposit that are scheduled to mature in less than one year from December 31, 2025 totaled $1.8 billion, or 97%, of total certificates of deposit. Of the $1.9 billion in total, including those that will mature in more than one year, there were $905.4 million classified as core deposits. Management expects that a substantial portion of the maturing core certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances, the Federal Reserve discount window, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

At December 31, 2025, we had $4.0 billion in outstanding commitments to extend credit that are subject to credit risk and $1.2 billion in outstanding commitments subject to certain performance criteria and cancellation by the Company, including loans pending closing, and unfunded construction draws. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Additionally, the Company’s business model is designed to continuously sell a significant portion of its loans, which provides flexibility in managing its liquidity.

For more information about our loan commitments, unused lines of credit and standby letters of credit, see Note 26: Commitments, Credit Risk, and Contingencies.

Capital Resources

The access to and cost of funding new business initiatives, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs, and the level and nature of regulatory oversight depend, in part, on our capital position. The Company filed a shelf registration statement on Form S-3 with the SEC on May 23, 2025, which was declared effective on June 4, 2025, under which we can issue up to $500 million aggregate offering amount of registered securities to finance our growth objectives. The Company has demonstrated its ability to raise capital or utilize securitization transactions to free up capital as needed.

The assessment of capital adequacy depends on a number of factors, including asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to our current operations and to promote public confidence in our Company.

Preferred Stock/Dividends.

7% Series A Preferred Stock. The Company redeemed all outstanding shares of the Series A Preferred Stock on April 1, 2024 for $52.0 million at a price equal to the liquidation preference of $25 per share, using cash on hand. The $1.8 million of expenses associated with the original issuance, which were capitalized in 2019, were recognized through retained earnings upon redemption, thus reducing net income available to common shareholders.

6% Series B Preferred Stock. The Company redeemed all outstanding shares of the Series B Preferred Stock on January 2, 2025, at a price equal to the liquidation preference of $1,000 per share (equivalent to $25 per depositary share), or $125.0 million. The $4.2 million of expenses associated with the original issuance, which were capitalized in 2019, were recognized through retained earnings upon redemption, thus reducing net income available to common shareholders.

Cash to redeem the shares was delivered to the Company’s transfer agent on December 31, 2024, resulting in a prepaid asset reported in other assets that was subsequently reversed on its redemption date of January 2, 2025. As of the redemption date, the Series B Preferred Stock did not have any accrued, but unpaid dividends.

6% Series C Preferred Stock. Dividends on the Series C Preferred Stock, to the extent declared by the Board, are payable quarterly. The Company may redeem the Series C Preferred Stock, in whole or in part, at our option, on any dividend payment date on or after April 1, 2026, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

8.25% Series D Preferred Stock. Dividends on the Series D Preferred Stock, to the extent declared by the Board, are payable quarterly. The Company may redeem the Series D Preferred Stock, in whole or in part, at our option, on any dividend payment date on or after October 1, 2027, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption. If the Series D Preferred Stock remains outstanding on October 1, 2027, its dividend rate would reset to the 5-year Treasury rate, plus 4.34% and would remain at that level for an additional 5 years.

7.625% Series E Preferred Stock. On November 25, 2024, the Company issued 9,200,000 depositary shares, each representing a 1/40th interest in a share of its 7.625% Fixed Rate Series E Non-Cumulative Perpetual Preferred Stock, without par value, and with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). The aggregate gross offering proceeds for the shares issued by the Company was $230.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $7.3 million paid to third parties, the Company received total net proceeds of $222.7 million.

The Series E Preferred Stock have no voting rights with respect to matters that generally require the approval of our common shareholders. Dividends on the Series E Preferred Stock, to the extent declared by the Board, are payable quarterly. The Company may redeem the Series E Preferred Stock, in whole or in part, at its option, on any dividend payment date on or after January 1, 2030, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

Dividends declared for preferred shareholders in 2025 totaled $41.1 million. The Company anticipates dividends will be the same in 2026. For more information, see Note 18: Preferred Stock.

Common Shares/Dividends. On May 16, 2024, the Company issued 2.4 million shares of the Company’s common stock, without par value, at a public offering price of $43.00 per share in an underwritten public offering. The aggregate gross offering proceeds for the shares issued by the Company was $103.2 million, and after deducting underwriting discounts, commissions, and offering expenses of $5.5 million paid to third parties, the Company received total net proceeds of $97.7 million.

As of December 31, 2025, the Company had 45,893,172 common shares issued and outstanding. The Board declared a quarterly dividend of $0.10 per share in each quarter of 2025 and expects to raise its dividend in 2026. The Board declared a quarterly dividend of $0.11 per share for the first quarter of 2026.

Capital Adequacy.

The following tables present the Company’s capital ratios at December 31, 2025 and 2024.

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2025
Total capital(1) (to risk-weighted assets)
Company	$2,365,600	13.6%	$1,822,759	10.5%	$—	N/A	%
Merchants Bank	2,320,227	13.4%	1,821,535	10.5%	1,734,795	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	2,272,014	13.1%	1,475,567	8.5%	—	N/A	%
Merchants Bank	2,226,641	12.8%	1,474,576	8.5%	1,387,836	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,720,724	9.9%	1,215,172	7.0%	—	N/A	%
Merchants Bank	2,226,641	12.8%	1,214,357	7.0%	1,127,617	6.5%
Tier I capital(1) (to average assets)
Company	2,272,014	11.5%	990,358	5.0%	—	N/A	%
Merchants Bank	2,226,641	11.3%	987,284	5.0%	987,284	5.0%
(1)	As defined by regulatory agencies.

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2024
Total capital(1) (to risk-weighted assets)
Company	$2,334,479	13.9%	$1,767,835	10.5%	$—	N/A	%
Merchants Bank	2,165,193	12.9%	1,763,982	10.5%	1,679,983	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	2,234,658	13.3%	1,431,105	8.5%	—	N/A	%
Merchants Bank	2,065,372	12.3%	1,427,985	8.5%	1,343,986	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,562,524	9.3%	1,178,557	7.0%	—	N/A	%
Merchants Bank	2,065,372	12.3%	1,175,988	7.0%	1,091,989	6.5%
Tier I capital(1) (to average assets)
Company	2,234,658	12.1%	925,180	5.0%	—	N/A	%
Merchants Bank	2,065,372	11.2%	922,006	5.0%	922,006	5.0%
(1)	As defined by regulatory agencies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Merchants Bank to maintain minimum amounts and ratios (set forth in the table above). Management believes, as of December 31, 2025 and 2024, that the Company and Merchants Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2025 and 2024, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or Merchants Bank’s category and as of December 31, 2025, Merchants Bank’s capital exceeded the levels agreed to in its MOU. See Part 7 – “Management’s Discussion and Analysis – “Recent Developments and Material Trends – Memorandum of Understanding” and “Liquidity and Capital Resources - Capital Adequacy.”

Additionally, Merchants Bank has established a minimum leverage ratio of 9.0% and a minimum total capital ratio of 12.5%.

The Company’s principal source of funds for dividend payments to shareholders is dividends received from Merchants Bank. Banking statutes and regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under Indiana law, Merchants Bank may not pay a dividend if such dividend would be greater than retained net income (as defined) for the current year plus those for the previous two years. Additionally, under its MOU, if Merchants Bank’s capital ratios fall below the minimums described above, Merchants Bank may not pay dividends without the FDIC and IDFI’s prior consent.

Contractual obligations

The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities as of December 31, 2025. The payment amounts represent those amounts contractually due to the recipients.

	Payments Due by Period
				Three to	More
		Less Than	One to Three	Five	than
	Total	One Year	Years	Years	Five Years

	(In thousands)
Deposits without a stated maturity	$11,179,428	$11,179,428	$—	$—	$—
Time deposits	1,861,764	1,800,531	61,233	—	—
Borrowings	3,842,592	3,760,026	71,921	2,711	7,934
Operating lease obligations	7,741	2,293	3,800	1,520	128
Total	$16,891,525	$16,742,278	$136,954	$4,231	$8,062

Also see Note 1: Nature of Operations and Summary of Significant Accounting Policies, Note 10: Leases, Note 13: Deposits, Note 14: Borrowings, and Note 26: Commitments, Credit Risk, and Contingencies as of December 31, 2025.

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

Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model is from an independent third party and it incorporates assumptions that market participants would use in estimating future net servicing cash flows, such as the cost to service, the discount rate, the escrow earnings rate, an inflation rate, ancillary income, prepayment speeds, prepayment penalties, and default rates and losses. We review the reasonableness of the assumptions and the methodology to ensure the estimated fair value complies with GAAP. These variables change from quarter to quarter as market conditions and projected interest rates change and may have an adverse impact on the value of the mortgage-servicing right and may result in a reduction to noninterest income.

Fair Value of Financial Instruments. The fair value measurement of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by us can be found in Note 16: Disclosures About Fair Value of Assets and Liabilities.

Recently Issued Accounting Pronouncements

For a discussion of the expected impact of accounting pronouncements recently issued but not adopted by us as of December 31, 2025, see Note 1: Nature of Operations and Summary of Significant Accounting Policies.

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

Our business consists of funding low risk, multi-family, residential, and SBA loans, as well as warehouse repurchase agreements, meeting underwriting standards of government programs under an originate-to-sell model, and retaining adjustable-rate loans as held for investment to reduce interest rate risk.

Our Asset-Liability Committee, or ALCO, is a management committee that manages our interest rate risk within policy limits established by our Board. In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Our ALCO meets quarterly, at a minimum, to monitor the level of interest rate risk sensitivity to ensure compliance with the Board’s approved risk limits. Additionally, the Risk Committee of our Board meets quarterly, in conjunction with Board meetings, to assess risks associated with interest rate sensitivity.

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

We use two approaches to model interest rate risk: Net Interest Income at Risk (NII at Risk) and Economic Value of Equity (“EVE”). Under NII at Risk, net interest income is modeled for a twelve month period utilizing various assumptions for assets, liabilities, and derivatives and excludes non-interest income. EVE measures the period end market value of assets minus the market value of liabilities and the change in this value as rates change. EVE is a period end measurement.

We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results reflect the analysis used quarterly by management. It models gradual -200, -100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period.

The following table presents NII at Risk for Merchants Bank as of December 31, 2025, 2024, and 2023:

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
December 31, 2025:
Dollar change	$(86,677)	$(45,885)	$39,011	$78,102
Percent change	(14.7)%	(7.8)%	6.6%	13.2%

December 31, 2024:
Dollar change	$(63,859)	$(34,202)	$34,088	$68,263
Percent change	(12.2)%	(6.5)%	6.5%	13.1%

December 31, 2023:
Dollar change	$(73,311)	$(36,576)	$29,601	$57,294
Percent change	(15.0)%	(7.5)%	6.0%	11.7%

Our interest rate risk management policy objective is to limit the change in our net interest income to 20% for a +/- 100 basis point move in interest rates, and 30% for a +/- 200 basis point move in rates. At the years ended December 31, 2025, 2024, and 2023 were within policy limits set by our Board for the −200, −100, +100, and +200 basis point scenarios.

The EVE results for Merchants Bank included in the following table reflect the analysis used quarterly by management. It models immediate −200, −100, +100, and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
December 31, 2025:
Dollar change	$62,263	$37,217	$(4,649)	$(8,900)
Percent change	2.8%	1.7%	(0.2)%	(0.4)%

December 31, 2024:
Dollar change	$12,188	$14,762	$(1,118)	$(2,990)
Percent change	0.6%	0.7%	(0.1)%	(0.1)%

December 31, 2023:
Dollar change	$180,864	$92,793	$(34,800)	$(79,455)
Percent change	10.8%	5.5%	(2.1)%	(4.7)%

Our interest rate risk management policy objective is to limit the change in our EVE to 15% for a +/- 100 basis point move in interest rates, and 20% for a +/- 200 basis point move in rates. We are within policy limits set by our Board for the −200, −100, +100, and +200 basis point scenarios. The EVE reported at December 31, 2025 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

To the Shareholders, Board of Directors and Audit Committee

Merchants Bancorp

Carmel, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Merchants Bancorp (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion thereon.

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

Allowance for Credit Losses on Loans

The Company’s loan receivable portfolio totaled $11.0 billion as of December 31, 2025, and the associated allowance for credit losses (ACL) on loans was $83.3 million.  As discussed in Notes 1 and 5 to the financial statements, loans receivable is presented net of the ACL to reflect the principal balance expected to be collected over the contractual term of the loans.

The amount of the ACL represents management’s best estimate of current expected life of loan credit losses considering all relevant available information from internal and external sources.

The ACL consists of components for individually-evaluated loans and pooled loans. The Company’s primary portfolio segmentation is by loans with similar risk characteristics. Loan characteristics used in determining the segmentation include the underlying collateral, type or purpose of the loan, and expected credit loss patterns. The initial estimate of expected credit losses for each segment in the pooled loan component is based on historical credit loss experience and management’s judgement. Given the Company’s modest historical credit loss experience, peer and industry data is incorporated into the measurement. Expected life of loan credit losses are quantified using discounted cash flows and remaining life methodologies.  Model results are supplemented by qualitative adjustments for risk factors relevant in assessing the expected credit losses within the portfolio segments. These adjustments may increase or decrease the estimate of expected credit losses based upon the assessed level of risk for each qualitative factor.

We identified the ACL, and more specifically the qualitative adjustments, as a critical audit matter.  The principal consideration for our determination of the qualitative adjustments as a critical audit matter was the complexity, particularly as it related to qualitative factor framework, and subjectivity in evaluating the qualitative adjustment in total, included in the ACL, and therefore, applying audit procedures required a higher degree of auditor judgment and subjectivity.

How We Addressed the Matter in Our Audit

The primary procedures we performed related to this critical audit matter included:

●	Obtained an understanding of the Company’s process for establishing the qualitative adjustment estimation process used in the ACL, including the key assumptions used to develop the qualitative adjustment framework and the qualitative adjustment in total
●	Evaluated the design and operating effectiveness of the Company’s controls over the key assumptions and data used to develop the qualitative adjustment framework and the qualitative adjustment in total
●	Evaluated the reasonableness of the key assumptions and data used to develop the qualitative adjustment framework, including considering the key data’s completeness and accuracy within the model
●	Evaluated the mathematical accuracy of the ACL models used, as well as the method for developing the qualitative adjustments
●	Evaluated the reasonableness of the overall ACL amount, including model estimates and qualitative adjustments, and whether the recorded ACL appropriately reflects expected credit losses on the loan portfolio, by reviewing historical loss statistics and peer-bank information and considering whether they corroborated or contradicted the Company’s measurement of the ACL

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2014.

Indianapolis, Indiana

February 27, 2026

Merchants Bancorp

Consolidated Balance Sheets

December 31, 2025 and 2024

(In thousands, except share data)

	December 31,	December 31,
	2025	2024
Assets
Cash and due from banks	$15,844	$10,989
Interest-earning demand accounts	196,358	465,621
Cash and cash equivalents	212,202	476,610
Securities purchased under agreements to resell	1,520	1,559
Mortgage loans in process of securitization	620,094	428,206
Securities available for sale (includes $571,314 and $635,946 at fair value)	865,058	980,050
Securities held to maturity (fair value of $1,543,554 and $1,664,674)	1,543,659	1,664,686
Federal Home Loan Bank (FHLB) stock and other equity securities	227,589	217,804
Loans held for sale (includes $76,980 and $78,170 at fair value)	3,873,012	3,771,510
Loans receivable (includes $47,318 and $0 at fair value), net of allowance for credit losses on loans of $83,301 and $84,386	10,951,381	10,354,002
Premises and equipment, net	73,929	58,617
Servicing rights	217,296	189,935
Interest receivable	81,807	83,409
Goodwill	8,014	8,014
Other real estate owned	60,145	8,209
Other assets and receivables	713,237	563,121
Total assets	$19,448,943	$18,805,732
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$604,081	$239,005
Interest-bearing	12,437,111	11,680,971
Total deposits	13,041,192	11,919,976
Borrowings	3,842,592	4,386,122
Deferred and current tax liabilities, net	33,900	25,289
Other liabilities	250,500	231,035
Total liabilities	17,168,184	16,562,422
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 75,000,000 shares
Issued and outstanding - 45,893,172 and 45,767,166 shares	243,310	240,313
Preferred stock, without par value - 5,000,000 total shares authorized
6% Series B Preferred stock - $1,000 per share liquidation preference
Authorized - 0 and 125,000 shares
Issued and outstanding - 0 and 125,000 shares (equivalent to 5,000,000 depositary shares)	—	120,844
6% Series C Preferred stock - $1,000 per share liquidation preference
Authorized - 200,000 shares
Issued and outstanding - 196,181 shares (equivalent to 7,847,233 depositary shares)	191,084	191,084
8.25% Series D Preferred stock - $1,000 per share liquidation preference
Authorized - 300,000 shares
Issued and outstanding - 142,500 shares (equivalent to 5,700,000 depositary shares)	137,459	137,459
7.625% Series E Preferred stock - $1,000 per share liquidation preference
Authorized - 230,000 shares
Issued and outstanding - 230,000 shares (equivalent to 9,200,000 depositary shares)	222,748	222,748
Retained earnings	1,486,191	1,330,995
Accumulated other comprehensive loss	(33)	(133)
Total shareholders' equity	2,280,759	2,243,310
Total liabilities and shareholders' equity	$19,448,943	$18,805,732

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Income

Years Ended December 31, 2025, 2024 and 2023

(In thousands, except share data)

	Year Ended December 31,
	2025	2024	2023
Interest Income
Loans	$1,007,112	$1,113,397	$959,714
Mortgage loans in process of securitization	21,074	14,488	12,652
Investment securities:
Available for sale	47,511	57,480	21,621
Held to maturity	93,133	90,075	69,983
FHLB stock and other equity securities (dividends)	18,001	9,372	2,205
Other	14,020	17,908	11,623
Total interest income	1,200,851	1,302,720	1,077,798
Interest Expense
Deposits	521,348	660,357	577,210
Short-term borrowings	130,554	84,698	23,726
Long-term borrowings	31,890	35,045	28,791
Total interest expense	683,792	780,100	629,727
Net Interest Income	517,059	522,620	448,071
Provision for credit losses	117,754	24,278	40,231
Net Interest Income After Provision for Credit Losses	399,305	498,342	407,840
Noninterest Income
Gain on sale of loans	85,362	62,275	48,183
Loan servicing fees, net	22,369	43,673	26,198
Mortgage warehouse fees	7,089	5,539	7,701
Losses on sale of investments available for sale (includes $0, $(108) and $0 related to accumulated other comprehensive loss reclassifications)	—	(108)	—
Syndication and asset management fees	23,640	19,693	12,355
Other income	25,928	17,040	20,231
Total noninterest income	164,388	148,112	114,668
Noninterest Expense
Salaries and employee benefits	166,512	130,723	108,181
Loan expense	4,207	3,767	3,409
Occupancy and equipment	10,680	8,991	9,220
Professional fees	12,860	16,229	12,704
Deposit insurance expense	31,796	26,158	13,582
Technology expense	10,039	7,819	6,515
Credit risk transfer premium expense	21,021	6,320	—
Other expense	42,778	23,805	20,990
Total noninterest expense	299,893	223,812	174,601
Income Before Income Taxes	263,800	422,642	347,907
Provision for income taxes (includes $0, $26 and $0 of income tax benefit related to accumulated other comprehensive loss reclassifications)	45,030	102,256	68,673
Net Income	$218,770	$320,386	$279,234
Dividends on preferred stock	(41,062)	(34,909)	(34,670)
Impact of preferred stock redemption	(4,156)	(1,823)	—
Net Income Allocated to Common Shareholders	173,552	283,654	244,564
Basic Earnings Per Share	$3.78	$6.32	$5.66
Diluted Earnings Per Share	$3.78	$6.30	$5.64
Weighted-Average Shares Outstanding
Basic	45,871,698	44,855,100	43,224,042
Diluted	45,942,730	45,004,786	43,345,799

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2025, 2024 and 2023

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net Income	$218,770	$320,386	$279,234
Other Comprehensive Income:
Net unrealized gains on investment securities available for sale, net of tax expense of $30, $712 and $2,750	100	2,273	8,033
Add: Reclassification adjustment for losses included in net income, net of tax benefit of $0, $26 and $0	—	82	—
Other comprehensive income for the period	100	2,355	8,033
Comprehensive Income	$218,870	$322,741	$287,267

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2025, 2024 and 2023

(In thousands, except share data)

	Year Ended December 31,
	2025		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance beginning of period	45,767,166	$240,313	43,242,928	$140,365	43,113,127	$137,781
Distribution to employee stock ownership plan	30,802	1,124	23,414	997	33,293	810
Issuance of common stock, net of $5.5 million in offering expenses	-	-	2,400,000	97,655	-	-
Shares issued for stock compensation plans, net of taxes withheld to satisfy tax obligations	95,204	1,873	100,824	1,296	96,508	1,774
Balance end of period	45,893,172	243,310	45,767,166	240,313	43,242,928	140,365

7% Series A Preferred Stock
Balance beginning of period	-	-	2,081,800	50,221	2,081,800	50,221
Redemption of 7% Series A preferred stock	-	-	(2,081,800)	(50,221)	-	-
Balance end of period	-	-	-	-	2,081,800	50,221

6% Series B Preferred Stock
Balance beginning of period	125,000	120,844	125,000	120,844	125,000	120,844
Redemption of 6% Series B preferred stock	(125,000)	(120,844)	-	-	-	-
Balance end of period	-	-	125,000	120,844	125,000	120,844

6% Series C Preferred Stock
Balance at beginning and end of period	196,181	191,084	196,181	191,084	196,181	191,084

8.25% Series D Preferred Stock
Balance at beginning and end of period	142,500	137,459	142,500	137,459	142,500	137,459

7.625% Series E Preferred Stock
Balance beginning of period	230,000	222,748	-	-	-	-
Issuance of 7.625% Series E preferred stock, net of $7.3 million in offering expenses	-	-	230,000	222,748	-	-
Balance end of period	230,000	222,748	230,000	222,748	-	-

Retained Earnings
Balance beginning of period		1,330,995		1,063,599		832,871
Net income		218,770		320,386		279,234
Dividends on 7% Series A preferred stock, $1.75 per share, annually		-		(910)		(3,643)
Dividends on 6% Series B preferred stock, $60.00 per share, annually		-		(8,669)		(7,500)
Dividends on 6% Series C preferred stock, $60.00 per share, annually		(11,771)		(11,772)		(11,771)
Dividends on 8.25% Series D preferred stock, $82.50 per share, annually		(11,756)		(11,756)		(11,756)
Dividends on 7.625% Series E preferred stock, $76.25 per share, annually		(17,535)		(1,802)		-
Dividends on common stock,$0.40 per share, annually in 2025, $0.36 per share, annually in 2024 and $0.32 per share, annually in 2023		(18,356)		(16,258)		(13,836)
Impact of 7% Series A preferred stock redemption		-		(1,823)		-
Impact of 6% Series B preferred stock redemption		(4,156)		-		-
Balance end of period		1,486,191		1,330,995		1,063,599

Accumulated Other Comprehensive Loss
Balance beginning of period		(133)		(2,488)		(10,521)
Other comprehensive income		100		2,355		8,033
Balance end of period		(33)		(133)		(2,488)

Total shareholders' equity		$2,280,759		$2,243,310		$1,701,084

See Notes to Consolidated Financial Statements

Merchants Bancorp

Consolidated Statements of Cash Flows

Years Ended December 31, 2025, 2024 and 2023

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income	$218,770	$320,386	$279,234
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,465	3,014	2,852
Provision for credit losses	117,754	24,278	40,231
Deferred income tax, net	7,778	4,630	(2,442)
Loss on sale of securities	—	108	—
Gain on sale of loans	(85,362)	(62,275)	(48,183)
Proceeds from sales of loans held for sale	45,074,426	29,369,459	22,136,235
Loans and participations originated and purchased for sale	(45,314,197)	(30,067,696)	(22,713,037)
Proceeds from sale of low-income housing tax credits	17,880	25,767	9,334
Purchases of low-income housing tax credits for sale	(59,761)	(96,017)	(67,683)
Purchases of other tax credits	(142,754)	—	—
Change in servicing rights for paydowns and fair value adjustments	10,775	(12,808)	3,059
Net change in:
Mortgage loans in process of securitization	(191,888)	(317,607)	43,595
Other assets and receivables	(31,667)	(20,781)	(85,181)
Other liabilities	3,007	(12,981)	41,516
Other	30,526	7,245	4,068
Net cash used in operating activities	(341,248)	(835,278)	(356,402)
Investing activities:
Net change in securities purchased under agreements to resell	39	1,790	115
Purchases of securities available for sale	(743,739)	(784,238)	(1,291,874)
Purchases of securities held to maturity	(259,580)	(155,268)	(293,268)
Purchases of servicing rights	(14,482)	—	—
Purchases of other equity securities	(1,198)	(30,000)	—
Proceeds from the sale of securities available for sale	—	9,983	1,516
Proceeds from calls, maturities and paydowns of securities available for sale	870,940	897,336	489,602
Proceeds from calls, maturities and paydowns of securities held to maturity	380,785	229,451	208,129
Purchases of loans	(67,455)	(108,620)	(358,462)
Net change in loans receivable	(742,487)	(671,367)	(2,047,806)
Proceeds from loans held for sale previously classified as loans receivable	431,520	77,931	65,768
Purchase of FHLB stock	(8,587)	(139,620)	(9,448)
Proceeds from sale of FHLB stock	—	394	—
Purchases of premises and equipment	(20,941)	(18,391)	(7,528)
Purchase of limited partnership interests	(28,389)	(23,301)	(18,762)
Net cash paid on sale of branches	—	(170,594)	—
Other investing activities	7,903	10,239	1,937
Net cash used in investing activities	(195,671)	(874,275)	(3,260,081)
Financing activities:
Net change in deposits	878,651	(1,911,648)	3,990,115
Proceeds from borrowings	323,574,587	166,316,878	95,570,319
Repayment of borrowings	(324,033,758)	(162,866,240)	(95,700,385)
Proceeds from notes payable	—	6,878	64,922
Repayments on notes payable	—	—	(21,000)
Proceeds from credit-linked notes	—	—	153,546
Repayment of credit-linked notes	(87,551)	(36,319)	(34,270)
Proceeds from issuance of common stock	—	97,655	—
Proceeds from issuance of preferred stock	—	222,748	—
Repurchase of preferred stock	—	(52,044)	—
Funds disbursed for future repurchase of Series B preferred stock	—	(125,000)	—
Dividends	(59,418)	(51,167)	(48,506)
Net cash provided by financing activities	272,511	1,601,741	3,974,741
Net Change in Cash and Cash Equivalents	(264,408)	(107,812)	358,258
Cash and Cash Equivalents, Beginning of Period	476,610	584,422	226,164
Cash and Cash Equivalents, End of Period	$212,202	$476,610	$584,422
Supplemental Cash Flows Information:
Interest paid	$692,922	$789,047	$609,689
Income taxes paid, net of refunds	47,636	79,578	67,388
Reduction in commitment payable for limited partnership interest of LLCs	3,154	—	—
Liabilities accrued for additions in premises and equipment	185	2,421	—
Change in prepaid assets for preferred stock repurchase	125,000	—	—

See Notes to Consolidated Financial Statements

Merchants Bancorp

Notes to Consolidated Financial Statements

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The accompanying consolidated financial statements include the accounts of Merchants Bancorp, a registered bank holding company (the “Company”) and its wholly owned subsidiaries, Merchants Bank, FMBI (whose branches were sold to unaffiliated third parties and its remaining charter collapsed into Merchants Bank on January 26, 2024), and MIP. Merchants Bank’s primary operating subsidiaries include MCC, MCS, and MCI. All directly and indirectly owned subsidiaries owned by Merchants Bancorp are collectively referred to as the “Company.”

Merchants Bank operates under an Indiana state bank charter and provides full banking services. As a state bank and non-Federal Reserve member, it is subject to the regulation of the IDFI and the FDIC. The Company is further subject to regulations of the Federal Reserve governing bank holding companies. Merchants Bank operates nationally through online banking and from seven depository branches in Indiana, including Lynn, Spartanburg, Richmond, Carmel, and Indianapolis. Merchants Bank generates multi-family, commercial, mortgage and consumer loans and also receives deposits from warehouse custodial customers nationally and from retail customers located primarily in Hamilton, Marion, Wayne, Randolph and surrounding counties in Indiana. Merchants Bank’s loans are generally secured by specific items of collateral, including real property, consumer assets, and business assets. Merchants Bank’s Mortgage Warehousing segment funds and participates in single-family and multi-family, agency eligible loans across the nation.

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

Principles of Consolidation

The consolidated financial statements as of and for the years ended December 31, 2025, 2024, and 2023 include results from the Company, and its wholly owned subsidiaries, Merchants Bank, FMBI (until its branches were sold and its bank charter merged into Merchants Bank on January 26, 2024), and MIP. Also included are Merchants Bank’s

Merchants Bancorp

Notes to Consolidated Financial Statements

primary operating subsidiaries, MCC, MCS and MCI, as well as all directly and indirectly owned subsidiaries owned by Merchants Bancorp.

The results of Merchants Foundation, Inc., a nonprofit corporation, are consolidated with the Company’s consolidated financial statements in all periods presented.

In addition, when the Company makes an equity investment in or has a relationship with an entity for which it holds a variable interest, it is evaluated for consolidation requirements under ASC Topic 810. Accordingly, the Company assesses the entities for potential consolidation as a VIE and would only consolidate those entities for which it is the primary beneficiary. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the entity, and an interest with significant exposure to the entity’s economics. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size and form of the Company’s involvement with the entity are evaluated. Alternatively, under the voting interest model, it would only consolidate those entities for which it has a controlling interest.

The Company holds a variable interest in an investment for which it is the primary beneficiary, and its results have been consolidated in all periods presented. The investment is recorded on the consolidated balance sheets in other assets and its significant liabilities in borrowings. Additionally, the Company has certain variable interest investments that it was deemed not to be a primary beneficiary as of December 31, 2025 and 2024. These VIEs are not consolidated and the equity method or proportional amortization method of accounting has been applied. The Company will analyze whether the primary beneficiary designation has changed through triggering events on a prospective basis. Changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment. See Note 12: Variable Interest Entities (VIEs) for additional information about VIEs.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgement that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the current circumstances. These estimates form the basis for making judgements about the carrying value of certain assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates under different assumptions or conditions.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on loans and fair values of servicing rights and financial instruments.

Reclassifications

Certain reclassifications have been made to the 2024 consolidated financial statements to conform to the audited consolidated financial statement presentation as of and for the year ended December 31, 2025. These reclassifications had no effect on net income.

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

At December 31, 2025, the Company’s cash accounts exceeded federally insured limits by approximately $197.1 million. Included in this amount is approximately $176.0 million with the Federal Reserve and $5.7 million with the FHLB (Indianapolis), and $2.4 million with the FHLB (Chicago).

Merchants Bancorp

Notes to Consolidated Financial Statements

At December 31, 2024, the Company’s cash accounts exceeded federally insured limits by approximately $461.7 million. Included in this amount is approximately $324.6 million with the Federal Reserve and $93.4 million with the FHLB (Indianapolis), and $1.8 million with the FHLB (Chicago).

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

Investment Securities

Securities classified as “held to maturity” are carried at amortized cost when the Company has the positive intent and ability to hold to maturity. Securities not classified as held to maturity or trading are classified as “available for sale” and recorded at fair value. If fair value option is not elected, unrealized gains and losses are excluded from earnings and reported in other comprehensive income. For securities available for sale utilizing the fair value option, the Company measures the securities at fair value and changes are recognized in current period income. The securities are held with the intent that the gains or losses will offset changes in the fair value of other financial instruments. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Regular assessments are performed on securities available for sale to confirm there are no expected credit losses that would require an allowance for credit losses to be established. Securities held to maturity generally require an allowance for lifetime expected credit losses when the security is purchased. Management considers several factors when making such estimates, including issuer bond ratings, historical loss rates for given bond ratings, the financial condition of the issuer, and whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, among others.

For securities available for sale with an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or non-credit related factors. Any expected loss that is not credit-related is recognized in AOCL, net of tax. Credit-related expected losses are recognized as an ACL for securities available for sale on the consolidated balance sheets, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Accrued interest receivable is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company expects, or is required, to sell a security available for sale before recovering its amortized cost basis, the entire expected credit loss amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation.

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

For other equity securities, the Company reports the carrying value utilizing the measurement alternative election, reflecting any expected losses or other adjustments if observable price changes occur for identical or similar investments of the same issuer.

Merchants Bancorp

Notes to Consolidated Financial Statements

Loans Held for Sale and Loans at Fair Value

The Company uses participation agreements to fund certain mortgage loans held for sale from closing or purchase until sold to an investor. Under a participation agreement the Company elects to purchase a participation interest of up to 100% in individual loans. The Company shares proportionately in the interest income and the credit risk until the loan is sold to an investor. The Company holds the participating interest as the collateral until it is sent under a bailee arrangement to the investor. Typical investors are large financial institutions or government agencies.

Loans held for sale are typically carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance and included in noninterest income.

For all loans held for sale, interest earned from the time of funding to the time of sale is accrued on the unpaid principal balance and recognized as interest income.

Gain on loan sales are recorded in noninterest income. The gain on sale of loans in the statements of income may include origination fees, capitalized servicing rights, trading gains and losses, derivative gains and losses, and other related income or expense.

As a result of changes in events and circumstances or developments regarding management’s view of the foreseeable future, loans not originated or purchased with the intent to sell may subsequently be transferred to held for sale. At the date of transfer to held for sale, any ACL-Loans is reversed into earnings and the loans to be sold are transferred to the held for sale portfolio at the new amortized cost basis and accounted for at the lower of amortized cost or fair value. Any subsequent lower of cost or fair value adjustments are recognized in non-interest income as a valuation allowance adjustment. Similarly, if it is determined that a loan should be transferred from held for sale to loans receivable, the valuation allowance (net of any write downs), is reversed into earnings and the loan is transferred at the amortized cost basis on the transfer date, which coincides with the date of change in management’s intent. An ACL-Loans, excluding the amounts already charged off, is also established for the loan at the date of transfer to loans receivable, if it is held at amortized cost.

An ACL-Loans is not maintained on any loans held for sale or reported at fair value.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost at their outstanding principal balances, adjusted for charge-offs, the ACL-Loans, and deferred fees or costs, including premiums or discounts on purchased loans.

For loans receivable held at amortized cost or fair value, interest income is accrued based on the unpaid principal balance.

The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest separately from the related loan balance in the consolidated balance sheets. Accrued interest on loans totaled $51.4 million and $51.9 million at December 31, 2025 and 2024, respectively.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

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

ACL-Loans

The ACL-Loans is the Company’s estimate of current expected life of loan credit losses. Loans receivable is presented net of the allowance to reflect the principal balance expected to be collected over the contractual term of the loans. This life of loan allowance is established through a provision for credit losses included in net interest income after provision for credit losses as loans are recorded in the consolidated financial statements. The provision for a reporting period also reflects increases or decreases in the allowance related to changes in credit loss expectations. Actual credit losses are charged against the allowance when management believes the loan balance, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

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

The ACL-Loans consists of individually evaluated loans and pooled loan components. The Company’s primary portfolio segmentation is by loans with similar risk characteristics. Loans risk graded substandard and worse are individually evaluated for expected credit losses. For individually-evaluated loans that are collateral dependent, the Company may use the fair value of the collateral, less estimated costs to sell, as a practical expedient as of the reporting date to determine the carrying amount of an asset and the allowance for credit losses, as applicable. A loan is considered to be collateral dependent when repayment is expected to be provided substantially through the operation or the sale of the collateral when the borrower is experiencing financial difficulty as of the reporting date.

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

Loan characteristics used in determining the segmentation include the underlying collateral, type or purpose of the loan, and expected credit loss patterns. The initial estimation of expected credit losses for each segment is based on historical credit loss experience and management’s judgement. Given the Company’s modest historical credit loss experience, peer and industry data is incorporated into the measurement. Expected life of loan credit losses are quantified using discounted cash flows and remaining life methodologies.

Merchants Bancorp

Notes to Consolidated Financial Statements

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

ACL-OBCEs

The allowance for credit losses on OBCEs is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. It is reported in other liabilities on the consolidated balance sheets. No allowance is recognized if the Company has the unconditional right to cancel the obligation. OBCEs primarily consist of amounts available under outstanding lines of credit and letters of credit. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur, and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management’s best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. The allowance for OBCEs is adjusted through the statements of income as a component of provision for credit loss.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.

The estimated useful lives for premises and equipment are as follows:

Buildings	5 to 40	years
Leasehold improvements	2 to 10	years
Software and intangible assets	4 to 10	years
Furniture, fixtures, and equipment	3 to 15	years
Vehicles	5	years

Expenditures for property and equipment and for renewals or betterments that extend the originally estimated economic life of the assets are capitalized. Expenditures for maintenance and repairs are charged to expense. When an asset is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the statements of income.

Merchants Bancorp

Notes to Consolidated Financial Statements

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

FHLB Stock and Other Equity Securities

FHLB stock is a required investment for institutions that are members of a FHLB. Merchants Bank is a member of the FHLB of Indianapolis. The required investment in the common stock is based on a predetermined formula, carried at cost and evaluated for expected losses. Both cash and stock dividends are reported as interest income.

The Company reports the carrying value of other equity securities utilizing the measurement alternative election, reflecting any expected losses or other adjustments if observable price changes occur for identical or similar investments of the same issuer.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are classified as other assets and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other noninterest income or expense.

Servicing Rights

Servicing assets are recognized separately when rights are acquired through purchase or retained in a sale of financial assets. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. The Company has elected to initially and subsequently measure the servicing rights for loans using the fair value method. Under the fair value method, the servicing rights are carried on the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.

Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model is from an independent third party and it incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the escrow earnings rate, an inflation rate, ancillary income, prepayment speeds, prepayment penalties, and default rates and losses. These variables change from quarter to quarter as market conditions and projected interest rates change, and any change in fair values is recorded to noninterest income.

Servicing fee income is recorded when fees are earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income. The change in the fair value of the mortgage-servicing rights is netted against loan servicing fee income.

Merchants Bancorp

Notes to Consolidated Financial Statements

Goodwill

Goodwill is tested annually, on December 31, for impairment or more frequently if impairment indicators are present. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

Other Assets

Investment in Low-Income Housing Tax Credit Limited Partnerships or LLC

The Company accounts for its investment in affordable housing tax credit limited partnerships or LLCs using the proportional amortization method. Under the proportional amortization method, an investor amortizes the initial cost of the investment to income tax expense in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the statements of income as a component of income tax expense. The investment in the limited partnerships or LLCs are included in other assets and unfunded commitments are grossed up in other liabilities in the consolidated balance sheets. During the years ended December 31, 2025, 2024, and 2023, the Company sold some of these assets to funds in which it is a general partner and, in some cases, holds a minority interest in the limited partnership or LLC.

Joint Ventures and Equity Method Accounting

The Company accounts for its investments in joint ventures using the equity method or proportional amortization method as appropriate. The investments in the limited partnerships or LLCs are included in other assets on the consolidated balance sheets.

Intangible Assets

Until the sale of its FMBI branches in January 2024, intangible assets, which included licenses and trade names, were amortized over a period ranging from 84 to 120 months using a straight-line method of amortization. Customer list intangible assets were amortized over 21 months using a straight-line method of amortization. Also included were core deposit intangibles that were amortized over a 10-year period using the accelerated sum of the years digits method of amortization. The only intangible asset remaining as of December 31, 2025 is a trade name that is being amortized over 120 months using a straight-line method of amortization. The balance of intangible assets are no longer material and therefore included in other assets. On a periodic basis, the Company evaluates events and circumstances that may indicate a change in the recoverability of the carrying value.

Freestanding Credit Enhancements

Freestanding credit enhancements, such as credit default swaps that qualify for a derivative scope exception, are used to mitigate credit risk on certain loans included in identified reference pools. These instruments are accounted for separately from the loans they protect. The Company does not offset its estimate of expected credit losses with potential recoveries from these enhancements. This ensures that the ACL-Loans reflects the Company's own credit risk exposure. Instead, any expected recoveries are recognized as separate assets and measured using assumptions consistent with the loss estimate for the protected loans. These enhancements are recognized in other assets and other noninterest income when the criteria for recognition are met. The nature, terms, and additional details on these enhancements are described in Note 11: Other Assets and Receivables.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance. The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and changes in tax rates and laws are recognized

Merchants Bancorp

Notes to Consolidated Financial Statements

in the period in which they are enacted. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2022.

The Company recognizes interest and penalties, if any, as other noninterest expense.

The Company files consolidated income tax returns, including its subsidiaries.

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

Share-based Compensation Plans

The Company has an equity incentive plan that provides for annual awards of shares to certain members of senior management based upon the Company’s performance and attainment of certain performance goals established by the Board. Share awards are valued at the estimated fair value on the date of the award and generally vest over three years. Compensation expense for the awards is recognized in the consolidated financial statements ratably over the vesting period.

In 2018, the Compensation Committee of the Board also approved a plan for non-executive directors to receive a portion of their annual fees in the form of restricted common stock, which has been issued once per year, subsequent to the annual meeting of shareholders. This plan was amended to issue allocated shares on a quarterly basis, beginning after the Company’s 2021 annual meeting of shareholders.

In 2020, the Company established an ESOP to provide certain benefits for all employees who meet certain requirements.

Revenue Recognition

The Company’s principal source of revenue is interest income from loans, investment securities and other financial instruments that are not within the scope of the revenue accounting guidance. For other revenue sources, the Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the consolidated statements of income was not necessary. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying the revenue guidance that significantly affects the determination of the amount and timing of revenue from contracts with customers.

The Company recognizes revenues as they are earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured.

Merchants Bancorp

Notes to Consolidated Financial Statements

Interest income on loans is accrued as earned using the interest method based on unpaid principal balances, except for interest on loans in nonaccrual status. Interest on loans in nonaccrual status is recorded as a reduction of loan principal when received.

The Company also earns other noninterest income through a variety of financial and transaction services provided to corporate and consumer clients such as deposit service charges, debit card network fees, safe deposit box rental fees, LIHTC syndication fees, asset management fees, and derivatives. Revenue is recorded for noninterest income based on the contractual terms for the service or transaction performed.

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

Derivative Financial Instruments

The Company enters into non-hedging designated derivative financial instruments as part of its interest rate and credit risk management strategies. These derivative financial instruments consist primarily of interest rate locks, forward sale commitments, interest rate swaps, caps, put options, interest rate floor contracts, and credit default swaps not receiving a scope exception. These derivative instruments are recorded on the consolidated balance sheets, as either an asset or liability, at their fair value. Typically, changes in fair value of derivatives are recognized in noninterest income on the consolidated statements of income. The Company also offers interest rate swaps to some customers and enters an offsetting contract with a third-party dealer. These derivatives generally work together as an economically neutral interest rate position to assist the customer, but the Company does not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability are recorded as either a charge or credit to current earnings during the period in which the changes occurred, typically resulting in no net earnings impact.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

FASB ASU 2025-08 – Financial Instruments – Credit Losses – Purchased Loans

In November 2025, the FASB issued an ASU update to simplify and enhance comparability in the accounting for purchased loans under CECL. The update will require updates to CECL models and accounting processes for the new category of certain acquired loans.

The updates in ASU 2025-08 are effective for fiscal periods beginning after December 15, 2026, including interim periods. An entity shall apply the ASU on a prospective basis to financial statements for annual periods beginning after the effective date. Early adoption is permitted. The Company is continuing to evaluate the impact of adopting this new guidance.

Note 2: Restriction on Cash and Due From Banks

The Federal Reserve’s bank reserve requirements were 0%. The effective reserve requirement has remained at 0% as of December 31, 2025 and 2024.

Included in cash equivalents at December 31, 2024 was an account restricted as collateral for the potential risk of loss on senior credit-linked notes issued by the Company in March 2023. The balance of the notes as of December 31, 2024 was $87.6 million. As of December 31, 2024, there was $33.5 million in restricted cash held in a separate account included in the total of interest-earning demand accounts on the consolidated balance sheets. In December 2025, the note was paid in full and the cash restrictions lifted. Also see Note 14: Borrowings.

Note 3: Investment Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities available for sale and held to maturity were as follows:

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available for sale:
Treasury notes	$30,635	$45	$—	$30,680
Federal agencies	259,591	21	104	259,508
Mortgage-backed - Government Agency (1) - multi-family	3,562	—	6	3,556
Mortgage-backed - Non-Agency - residential - fair value option (2)	385,460	—	—	385,460
Mortgage-backed - Agency - residential - fair value option (2)	185,854	—	—	185,854
Total securities available for sale	$865,102	$66	$110	$865,058
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$438,430	$—	$950	$437,480
Mortgage-backed - Non-Agency - residential	699,957	1,655	127	701,485
Mortgage-backed - Non-Agency - healthcare	393,588	—	4	393,584
Mortgage-backed - Agency - multi-family	11,684	—	679	11,005
Total securities held to maturity	$1,543,659	$1,655	$1,760	$1,543,554

FHLB and other equity securities (3)	$227,589

(1)	Agency includes government sponsored entities, such as Fannie Mae, Freddie Mac, Ginnie Mae, FHLB, and FCB.
(2)	Fair value option securities represent securities which the Company has elected to carry at fair value with changes in the fair value recognized in earnings as they occur.
(3)	The Company reports the carrying value utilizing the measurement alternative election, reflecting any impairments or other adjustments if observable price changes occur for identical or similar investments of the same issuer.

Merchants Bancorp

Notes to Consolidated Financial Statements

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available for sale:
Treasury notes	$89,898	$108	$—	$90,006
Federal agencies	253,218	—	282	252,936
Mortgage-backed - Government Agency (1) - multi-family	1,162	—	—	1,162
Mortgage-backed - Non-Agency - residential - fair value option (2)	430,779	—	—	430,779
Mortgage-backed - Agency - residential - fair value option (2)	205,167	—	—	205,167
Total securities available for sale	$980,224	$108	$282	$980,050
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$592,053	$—	$1,162	$590,891
Mortgage-backed - Non-Agency - residential	526,242	1,871	75	528,038
Mortgage-backed - Non-Agency - healthcare	534,538	374	—	534,912
Mortgage-backed - Agency - multi-family	11,853	—	1,020	10,833
Total securities held to maturity	$1,664,686	$2,245	$2,257	$1,664,674

FHLB and other equity securities (3)	$217,804

(1)	Agency includes government sponsored entities, such as Fannie Mae, Freddie Mac, Ginnie Mae, FHLB, and FCB.
(2)	Fair value option securities represent securities which the Company has elected to carry at fair value with changes in the fair value recognized in earnings as they occur.
(3)	The Company reports the carrying value utilizing the measurement alternative election, reflecting any impairments or other adjustments if observable price changes occur for identical or similar investments of the same issuer.

Accrued interest on securities available for sale totaled $3.8 million at December 31, 2025 and $4.9 million at December 31, 2024, respectively, and is excluded from the estimate of credit losses.

Accrued interest on securities held to maturity totaled $5.0 million at December 31, 2025 and $5.8 million at December 31, 2024, respectively, and is excluded from the estimate of credit losses.

The amortized cost and fair value of securities available for sale at December 31, 2025 and 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2025
	Amortized	Fair
	Cost	Value

	(In thousands)
Securities available for sale:
Within one year	$85,226	$85,292
After one through five years	205,000	204,896
	290,226	290,188
Mortgage-backed - Agency - multi-family	3,562	3,556
Mortgage-backed - Non-Agency - residential - fair value option	385,460	385,460
Mortgage-backed - Agency - residential - fair value option	185,854	185,854
	$865,102	$865,058
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$438,430	$437,480
Mortgage-backed - Non-Agency - residential	699,957	701,485
Mortgage-backed - Non-Agency - healthcare	393,588	393,584
Mortgage-backed - Agency - multi-family	11,684	11,005
	$1,543,659	$1,543,554

Merchants Bancorp

Notes to Consolidated Financial Statements

During the year ended December 31, 2025, no securities available for sale were sold. During the year ended December 31, 2024, the Company received proceeds of $10.0 million and recognized a net loss of $108,000 from sales of securities available for sale. The $108,000 net loss consisted of $10,000 in gains and $118,000 of losses.

The carrying value of securities pledged as collateral, to secure borrowings, public deposits and for other purposes, was $1.6 billion and $1.5 billion at December 31, 2025 and 2024, respectively.

Investments in securities available for sale are reported in the consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at December 31, 2025 and 2024 was $208.5 million (eight positions) and $252.9 million (nine positions) respectively, which is approximately 24%, and 26%, respectively, of the Company’s available for sale investment portfolio.

Certain investments in securities held to maturity are reported in the consolidated financial statements at amortized cost. The amortized cost of these investments that were reported at more than their fair value at December 31, 2025 and 2024 totaled $966.9 million (eight positions) and $642.6 million (eight positions), respectively, which is approximately 63% and 39%, respectively, of the Company’s held to maturity investment portfolio.

The following tables show the Company’s gross unrealized losses and fair value of the Company’s investment securities with unrealized losses for which an ACL has not been recorded, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025 and 2024:

	December 31, 2025
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Securities available for sale:
Federal agencies	$204,896	$104	$—	$—	$204,896	$104
Mortgage-backed - Government Agency - multi-family	3,556	6	—	—	3,556	6
	$208,452	$110	$—	$—	$208,452	$110

December 31, 2024
12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

(In thousands)
Securities available for sale:
Federal agencies	$252,936	$282	$—	$—	$252,936	$282

Allowance for Credit Losses

There were no credit-related factors underlying unrealized losses on available for sale securities at December 31, 2025 and 2024, accordingly no allowance for credit losses has been recorded. Furthermore, unrealized losses on the Company’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased.

Securities held to maturity are primarily comprised of non-Agency mortgage-backed senior securities secured by multi-family, single-family or healthcare properties, and Agency mortgage-backed securities secured by multi-family properties. The Agency securities held to maturity are Ginnie Mae mortgage-backed securities and backed by the full

Merchants Bancorp

Notes to Consolidated Financial Statements

faith and credit of the U.S. government and have an implicit or explicit government guarantee. Accordingly, no allowance for credit losses has been recorded for these securities.

For non-Agency mortgage-backed senior securities, qualitative factors are evaluated, including the timeliness of principal and interest payments under the contractual terms of the securities, as well as the investment ratings assigned to the securities by third parties and their qualification to be pledged to FHLB as collateral. In the event credit stress in the underlying loans is identified in any single security, risk grades and collateral values are evaluated to determine whether Merchants Bank has exposure to credit losses.

The Company has a held to maturity, non-Agency, mortgage-backed security with an amortized cost value of $438.4 million and fair value of $437.5 million at December 31, 2025, acquired via a mortgage securitization transaction facilitated by the Company, which has experienced delinquencies in some of the underlying loans. As of December 31, 2025, 35% of the portfolio was delinquent. The underlying loans in the securitization have an average loan-to-value ratio of 67%. Additionally, the security is a senior tranche that has credit protection from the first 17.1% of losses. The Company continues to receive timely interest payments on this security, which was current as of December 31, 2025. The Company is not expected to have credit losses based on the loan-to-value of the underlying loans, its credit protection and expected cash flows. However, given the delinquencies on some of the underlying loans, the Company has classified the security as Special Mention as of December 31, 2025. All other securities held to maturity were classified as Pass as of December 31, 2025. All securities held to maturity were classified as Pass as of December 31, 2024. No allowance for credit losses were recorded for this, or any other non-agency security, as of December 31, 2025 and 2024. See Note 5: Loans and Allowance for Credit Losses on Loans for more information on the definitions of risk classifications for both loans and securities.

Note 4: Mortgage Loans in Process of Securitization

Mortgage loans in process of securitization are recorded at fair value with changes in fair value recorded in earnings. These include multi-family rental real estate loan originations to be sold as Ginnie Mae mortgage-backed securities and Fannie Mae and Freddie Mac participation certificates, all of which are pending settlement with firm investor commitments to purchase the securities, typically occurring within 30 days. The aggregate positive fair value adjustment recorded in mortgage loans in process of securitization was $5.2 million and $4.1 million as of December 31, 2025 and 2024, respectively.

Merchants Bancorp

Notes to Consolidated Financial Statements

Note 5: Loans and Allowance for Credit Losses on Loans

Loan Portfolio Summary

Loans receivable at December 31, 2025 and 2024, include:

	December 31,	December 31,
	2025	2024

	(In thousands)
Mortgage warehouse repurchase agreements(1)	$1,600,285	$1,446,068
Residential real estate(2)	1,018,780	1,322,853
Multi-family financing	5,332,680	4,624,299
Healthcare financing	1,385,359	1,484,483
Commercial and commercial real estate(1)(3)(4)	1,603,551	1,476,211
Agricultural production and real estate	92,077	77,631
Consumer and margin loans	1,950	6,843
Loans Receivable	11,034,682	10,438,388
Less:
ACL - Loans	83,301	84,386
Loans Receivable, net	$10,951,381	$10,354,002
(1)	The warehouse portfolio is exclusively made up of loans to residential and multi-family mortgage bankers that are funding agency-eligible mortgages and commercial loans, which represent all of the Company’s loans to non-depository institutions.
(2)	Includes $832.2 million and $1.2 billion of All-in-One© first-lien home equity lines of credit at December 31, 2025 and 2024, respectively.
(3)	Includes $944.3 million and $908.9 million of revolving lines of credit collateralized primarily by servicing rights as of December 31, 2025 and 2024, respectively.
(4)	Includes only $19.5 million and $18.7 million of non-owner occupied commercial real estate as of December 31, 2025 and 2024, respectively.

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

As a secured repurchase agreement, collateral pledged to the Company secures each individual mortgage until the mortgage company sells the loan in the secondary market. Traditional secured warehouse repurchase agreements and participation agreements typically carry a base interest rate of SOFR plus a margin, or the mortgage note rate.

Risk is evident if there is a change in the fair value of mortgage loans originated by mortgage companies in warehouse, the sale of which is the expected source of repayment under a warehouse facility. However, the warehouse customers are required to hedge the change in value of these loans to mitigate the risk, typically through forward sales contracts.

Residential Real Estate Loans (RES RE): Real estate loans are secured by owner-occupied one-to-four family residences. Repayment of residential real estate loans is primarily dependent on the personal income and assets of the borrowers. Credit risk for these loans is driven by those factors, as well as the credit rating of the borrowers and property values. In addition to loans originated for sale, and some loans receivable, included in this segment are All-in-One© first-lien HELOC products that integrate a borrower’s mortgage and deposit account into a single facility and have typically carried a base interest rate of One-Year CMT, plus a margin. New originations are tied to 30-day SOFR, plus a margin.

Multi-family Financing (MF FIN): The Company specializes in originating multi-family financing that can be Market Rate or Affordable. The portfolio includes loans for construction, acquisition, refinance, or permanent financing. Loans are typically secured by real estate mortgages, assignment of LIHTCs, and/or equity interest in the underlying

Merchants Bancorp

Notes to Consolidated Financial Statements

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

Healthcare Financing (HC FIN): The healthcare financing portfolio includes customized loan products for need-based, independent living, assisted living, memory care and skilled nursing projects. A variety of loan products are available to accommodate rehabilitation, acquisition, and refinancing of healthcare properties. Credit risk in these loans is primarily driven by local demographics and the expertise of the operators of the facilities. Repayment of these loans may include refinancing to a permanent loan or sale of the property, as well as successful operation of a business or property and the borrower’s cash flows. These loans are well-collateralized and underwritten to agency guidelines. Loans included in this segment typically carry a base rate of 30-day SOFR that adjusts on a monthly basis, plus a margin. The Company focuses on loan classes that are government backed or can be sold in the secondary market.

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

Agricultural Production and Real Estate Loans (AG & AGRE): Agricultural production loans are generally comprised of seasonal operating lines of credit to grain farmers to plant and harvest corn and soybeans and term loans to fund the purchase of equipment. The Company also offers long-term financing to purchase agricultural real estate. Specific underwriting standards have been established for agricultural-related loans including the establishment of projections for each operating-year based on industry-developed estimates of farm input costs and expected commodity yields and prices. Operating lines are typically written for one year and secured by the crop and other farm assets as considered necessary. The Company is approved to sell agricultural loans in the secondary market through Farmer Mac and uses this relationship to manage interest rate risk within the portfolio. Agricultural real estate loans included in this segment are typically structured with a one-year ARM, three-year ARM or five-year ARM indexed to CMT, plus a margin. Agriculture production, livestock, and equipment loans are structured with variable rates that are indexed to prime or fixed for terms not exceeding five years.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

The following tables present, by loan portfolio segment, the activity in the ACL-Loans during the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31, 2025
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL - Loans
Balance, beginning of period	$3,816	$5,942	$55,126	$8,562	$10,293	$539	$108	$84,386
Provision for credit losses	453	(1,270)	102,147	17,530	3,965	158	(79)	122,904
Loans charged to the allowance	—	—	(114,281)	(7,497)	(2,338)	—	—	(124,116)
Recoveries of loans previously charged-off	—	—	49	—	78	—	—	127
Balance, end of period	$4,269	$4,672	$43,041	$18,595	$11,998	$697	$29	$83,301

The Company recorded a total provision for credit losses of $117.8 million for the year ended December 31, 2025. The $117.8 million provision for credit losses consisted of $122.9 million for the ACL-Loans as shown above, net of a $4.7 million release for the ACL-OBCEs, and net of a $0.4 million release for the ACL-Guarantees, related to a loan securitization.

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

The Company recorded a total provision for credit losses of $24.3 million for the year ended December 31, 2024. The $24.3 million provision for credit losses consisted of $23.7 million for the ACL-Loans as shown above, $2.2 million for the ACL-OBCEs, net of $1.0 million for the release of reserves on the ACL-Guarantees, related to a loan securitization, and $0.6 million for the release of FMBI’s ACL-Loans for loans sold.

	Year Ended December 31, 2023
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL - Loans
Balance, beginning of year	$1,249	$7,029	$16,781	$9,882	$8,326	$565	$182	$44,014
Provision for credit losses	821	328	18,493	12,572	5,232	54	(12)	37,488
Loans charged to the allowance	—	(34)	(8,400)	—	(1,356)	—	(1)	(9,791)
Recoveries of loans previously charged off	—	—	—	—	41	—	—	41
Balance, end of year	$2,070	$7,323	$26,874	$22,454	$12,243	$619	$169	$71,752

The Company recorded a total provision for credit losses of $40.2 million for the year ended December 31, 2023. The $40.2 million provision for credit losses consisted of $37.5 million for the ACL-Loans as shown above and $2.7 million for the ACL-OBCEs.

The below tables present the amortized cost basis and ACL-Loans allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses as of December 31, 2025 and 2024:

	December 31, 2025
	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL-Loans Allocation

	(In thousands)
RES RE	$7,681	$—	$—	$7,681	$39
MF FIN	213,289	—	—	213,289	5,618
HC FIN	72,825	—	—	72,825	12,515
CML & CRE	8,725	—	566	9,291	270
AG & AGRE	181	4	—	185	2
Total collateral dependent loans	$302,701	$4	$566	$303,271	$18,444

Merchants Bancorp

Notes to Consolidated Financial Statements

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

Pass - Loans that are considered to be of acceptable credit quality, and not classified as Special Mention, Substandard, or Doubtful. Also included are loans classified as Watch loans, which represent loans that remain sound and collectible but exhibit characteristics that warrant closer ongoing monitoring by management.

Special Mention – Loans classified as Special Mention have potential weaknesses that deserve management’s attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Special Mention loans are not adversely classified and do not warrant adverse classification. Loans with questions or concerns regarding collateral, adverse market conditions impacting future performance, and declining financial trends would be considered for Special Mention.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

The following tables present the credit risk profile of the Company’s loans receivable portfolio based on internal risk rating category and origination or extension year as of December 31, 2025 and 2024:

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total

	(In thousands)
MTG WHRA
Pass	$—	$—	$—	$—	$—	$—	$1,600,285	$1,600,285
Total	$—	$—	$—	$—	$—	$—	$1,600,285	$1,600,285
RES RE
Pass	$66,511	$33,386	$21,645	$6,378	$4,608	$21,283	$857,288	$1,011,099
Substandard	—	—	431	22	—	129	7,099	7,681
Total	$66,511	$33,386	$22,076	$6,400	$4,608	$21,412	$864,387	$1,018,780
MF FIN
Pass	$1,193,011	$650,672	$348,888	$189,881	$22,868	$9,291	$2,539,144	$4,953,755
Special Mention	70,127	71,723	—	21,924	—	232	1,630	165,636
Substandard	39,936	8,302	79,463	74,992	—	—	10,596	213,289
Total	$1,303,074	$730,697	$428,351	$286,797	$22,868	$9,523	$2,551,370	$5,332,680
Charge-offs	$—	$—	$42,884	$65,405	$—	$5,992	$—	$114,281
HC FIN
Pass	$693,986	$6,922	$32,305	$—	$—	$—	$548,130	$1,281,343
Special Mention	13,503	17,688	—	—	—	—	—	31,191
Substandard	21,967	—	24,691	—	20,317	—	5,850	72,825
Total	$729,456	$24,610	$56,996	$—	$20,317	$—	$553,980	$1,385,359
Charge-offs	$—	$—	$—	$—	$5,296	$2,201	$—	$7,497
CML & CRE
Pass	$65,578	$48,115	$43,092	$59,178	$35,950	$30,767	$1,303,578	$1,586,258
Special Mention	5,123	116	561	502	883	142	675	8,002
Substandard	—	213	128	600	8,330	20	—	9,291
Total	$70,701	$48,444	$43,781	$60,280	$45,163	$30,929	$1,304,253	$1,603,551
Charge-offs	$—	$302	$316	$160	$1,560	$—	$—	$2,338
AG & AGRE
Pass	$14,702	$15,457	$7,007	$4,386	$2,807	$19,840	$27,604	$91,803
Special Mention	89	—	—	—	—	—	—	89
Substandard	—	—	4	181	—	—	—	185
Total	$14,791	$15,457	$7,011	$4,567	$2,807	$19,840	$27,604	$92,077
CON & MAR
Pass	$133	$108	$15	$2	$—	$—	$1,692	$1,950
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$133	$108	$15	$2	$—	$—	$1,692	$1,950

Total Pass	$2,033,921	$754,660	$452,952	$259,825	$66,233	$81,181	$6,877,721	$10,526,493
Total Special Mention	$88,842	$89,527	$561	$22,426	$883	$374	$2,305	$204,918
Total Substandard	$61,903	$8,515	$104,717	$75,795	$28,647	$149	$23,545	$303,271
Total Loans	$2,184,666	$852,702	$558,230	$358,046	$95,763	$81,704	$6,903,571	$11,034,682
Total Charge-offs	$—	$302	$43,200	$65,565	$6,856	$8,193	$—	$124,116

All loans held for sale were pass grade as of December 31, 2025 and are not included in the table above. The Company did not have any material revolving loans convert to term loans that were not re-underwritten at December 31, 2025.

Merchants Bancorp

Notes to Consolidated Financial Statements

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

The table above does not include one multi-family loan, rated as Special Mention, totaling $17.4 million and classified as held for sale at December 31, 2024. The Company did not have any material revolving loans convert to term loans that were not re-underwritten at December 31, 2024.

Merchants Bancorp

Notes to Consolidated Financial Statements

Delinquent Loans

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans receivable as of December 31, 2025 and 2024.

	December 31, 2025
	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)
MTG WHRA	$—	$—	$—	$—	$1,600,285	$1,600,285
RES RE	5,077	2,430	3,479	10,986	1,007,794	1,018,780
MF FIN	—	47,475	111,348	158,823	5,173,857	5,332,680
HC FIN	—	—	26,167	26,167	1,359,192	1,385,359
CML & CRE	7,517	659	2,280	10,456	1,593,095	1,603,551
AG & AGRE	—	125	4	129	91,948	92,077
CON & MAR	—	—	—	—	1,950	1,950
	$12,594	$50,689	$143,278	$206,561	$10,828,121	$11,034,682
	—%	—%	1%	2%	98%	100%

The table above excludes one multi-family loan of $0.3 million, 30-59 days past due, classified as held for sale that was past due as of December 31, 2025.

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

Nonperforming Loans

Nonaccrual loans, including modified loans to borrowers experiencing financial difficulty that have not met the six-month minimum performance criterion, are reported as nonperforming loans. For all loan classes, it is the Company’s policy to have any modified loans which are on nonaccrual status prior to being modified, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is doubtful under the terms of the loan agreement. Generally, this is at 90 days or more past due. The amount of interest income recognized on nonaccrual financial assets was inconsequential during the years ended December 31, 2025 and 2024.

Merchants Bancorp

Notes to Consolidated Financial Statements

The following table presents the Company’s nonperforming loans at December 31, 2025 and 2024.

	December 31,		December 31,
	2025		2024
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing

	(In thousands)
RES RE	$7,680	$—	$6,154	$—
MF FIN	128,241	—	201,508	—
HC FIN	59,574	—	69,001	—
CML & CRE	2,313	—	3,047	—
AG & AGRE	4	—	6	6
	$197,812	$—	$279,716	$6

The Company did not have any loans classified as held for sale on nonaccrual or 90 days past due and accruing as of December 31, 2025. Similar amounts at December 31, 2024 were inconsequential.

The Company did not have any nonperforming loans without an estimated ACL at December 31, 2025 and 2024.

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

The following table presents the amortized cost basis of loans at December 31, 2025 and 2024 that were both experiencing financial difficulty and modified during the years ended December 31, 2025 and 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the total amortized cost basis of each class of financing receivable is also presented below.

	December 31, 2025					December 31, 2024
	Payment Delay	Term Extension	Combination - Term Extension and Payment Delay	Total Class of Financing Receivable	% of Total Class of Financing Receivable	Payment Delay	Term Extension	Total Class of Financing Receivable	% of Total Class of Financing Receivable

	(In thousands)					(In thousands)
MF FIN	$—	$80,932	$32,537	$113,469	2%	$40,398	$51,786	$92,184	2%
HC FIN	24,691	40,892	8,716	74,299	5%	9,737	4,224	13,961	1%
CML & CRE	—	768	177	945	—%	—	—	—	—%
Total	$24,691	$122,592	$41,430	$188,713	2%	$50,135	$56,010	$106,145	1%

Merchants Bancorp

Notes to Consolidated Financial Statements

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty. Loans with risk classifications of Pass and Special Mention were part of the pooled loan ACL analysis. Loans classified as Substandard or worse were individually evaluated for impairment and specific reserves were established, if applicable. As of December 31, 2025, there were no specific reserves recorded on troubled loan modifications disclosed herein. The Company had a commitment to lend $3.0 million and $0 as of December 31, 2025 and 2024, respectively, to the borrowers included in the tables above.

December 31, 2025
	Payment Delay	Term Extension	Combination - Term Extension and Payment Delay
Loan Type	Financial Effect	Financial Effect	Financial Effect
MF FIN	—	Added a weighted average 7 months.	Term extension and forbearance added a weighted average of 6 months.
HC FIN	Forbearance average of 9 months.	Added a weighted average 8 months.	Term extension added a weighted average of 14 months and forbearance average of 6 months.
CML & CRE	—	Added a weighted average 74 months.	Term extension added a weighted average of 60 months and forbearance average of 12 months.

December 31, 2024
	Payment Delay	Term Extension	Combination - Term Extension and Payment Delay
Loan Type	Financial Effect	Financial Effect	Financial Effect
MF FIN	Forbearance average of 7 months.	Added a weighted average 23 months.	—
HC FIN	Forbearance average of 6 months.	Added a weighted average 12 months.	—

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that were modified in the twelve months following modification:

	December 31, 2025
		30 - 89 Days	90+ Days	Total
	Current	Past Due	Past Due	Loans

	(In thousands)
MF FIN	$101,929	$11,540	$—	$113,469
HC FIN	65,584	8,715	—	74,299
CML & CRE	945	—	—	945
Total	$168,458	$20,255	$—	$188,713

	December 31, 2024
		30 - 89 Days	90+ Days	Total
	Current	Past Due	Past Due	Loans

	(In thousands)
MF FIN	$78,519	$13,665	$—	$92,184
HC FIN	—	13,961	—	13,961
Total	$78,519	$27,626	$—	$106,145

During the year ended December 31, 2025, there was a default on an $11.5 million loan to a borrower whose loan was modified due to financial difficulties within the previous twelve months. During the year ended December 31, 2024, there were defaults on loans totaling $23.4 million for borrowers whose loans were modified due to financial difficulties within the previous twelve months.

Foreclosures

There were $3.5 million and $1.9 million in residential loans in process of foreclosure as of December 31, 2025 and 2024, respectively.

Merchants Bancorp

Notes to Consolidated Financial Statements

Significant Loan Sales

Loan Sale and Securitization - 2025 Activity

On June 27, 2025, the Company completed a $312.1 million sale of All-in-One©, first-lien home equity lines of credit through a sale to a related third party. The transfer of these loans was accounted for as a sale for financial reporting purposes, and a $2.2 million gain on sale was recognized. The Company was retained as the mortgage sub-servicer on the entire $312.1 million pool of loans. Beyond sub-servicing the loans, the Company’s ongoing involvement in this transaction is limited to customary obligations of loan sales, including any material breach in representation. No mortgage servicing right was established in connection with this transaction.

Freddie Mac Q Series Securitizations –2025 Activity

On June 5, 2025, the Company completed a $373.3 million securitization of 18 multi-family mortgage loans through a Freddie Mac-sponsored Q-Series transaction. The transfer of these loans was accounted for as a sale for financial reporting purposes, and a $5.9 million gain on sale was recognized. The Company was retained as the mortgage sub-servicer for Freddie Mac on the entire $373.3 million pool of loans. Beyond sub-servicing the loans, the Company’s ongoing involvement in this transaction is limited to customary obligations of loan sales, including any material breach in representation. In connection with this transaction, a mortgage servicing right of $1.6 million was established.

On July 31, 2025, the Company completed a $237.0 million securitization of one multi-family mortgage loan through a Freddie Mac-sponsored Q-Series transaction. The transfer of this loan was accounted for as a sale for financial reporting purposes, and a $300,000 gain on sale was recognized. The Company was retained as the mortgage sub-servicer for Freddie Mac for the single loan. Beyond sub-servicing the loan, the Company’s ongoing involvement in this transaction is limited to customary obligations of loan sales, including any material breach in representation. In connection with this transaction, a mortgage servicing right of $497,000 was established.

On December 11, 2025, the Company completed a $172.8 million securitization of five multi-family mortgage loans through a Freddie Mac-sponsored Q-Series transaction. The transfer of this loan was accounted for as a sale for financial reporting purposes, and a $597,000 gain on sale was recognized. The Company was retained as the mortgage sub-servicer for Freddie Mac for the single loan. Beyond sub-servicing the loan, the Company’s ongoing involvement in this transaction is limited to customary obligations of loan sales, including any material breach in representation. In connection with this transaction, a mortgage servicing right of $636,000 was established.

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

Freddie Mac Q Series Securitization - 2024 Activity

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

Loans Purchased

The Company purchased $67.5 million and $108.6 million of loans during the years ended December 31, 2025 and 2024, respectively.

Standby Letters of Credit

The Company issues instruments, in the normal course of business with customers, that are considered financial guarantees. Standby letters of credit guarantees are issued in connection with agreements made by customers to counterparties. Standby letters of credit are contingent upon failure of the customer to perform the terms of the underlying contract. Although, credit risk associated with the standby letters of credit is essentially the same as that associated with extending loans to customers and is subject to normal credit policies, the Company has never had to fund a standby letter of credit. The terms of these standby letters of credit range from less than one to eight years. These commitments are not recorded in the consolidated financial statements. The total for these guarantees at December 31, 2025 and 2024 was $186.5 million and $204.7 million, respectively.

Supplemental Cash Flow Information

Supplemental cash flow information related to loans is presented in the table below.

	Year Ended December 31,
	2025	2024	2023

	(In thousands)

Cash Flow Statement
Supplemental cash flow information:
Transfer of loans to other real estate owned	$55,798	$6,285	$—
Investments received in securitization of loans sold	3,583	534,538	—
Deposits received upon loan origination	189,206	—	—
Transfer of loans from loans held for sale to loans receivable	390,728	118,000	377,460
Transfer of loans from loans receivable to loans held for sale	431,520	612,469	65,768

Merchants Bancorp

Notes to Consolidated Financial Statements

Note 6: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2025	2024

	(In thousands)
Land	$8,016	$8,016
Buildings	58,295	28,200
Building and remodeling in progress	3,731	20,453
Leasehold improvements	1,084	1,017
Furniture, fixtures, equipment and software	19,152	14,335
Total cost	90,278	72,021
Accumulated depreciation	(16,349)	(13,404)
Net premises and equipment	$73,929	$58,617

Depreciation expense of $3.5 million, $3.0 million and $2.9 million was recorded for the years ended December 31, 2025, 2024, and 2023, respectively.

Note 7: Loan Servicing

Mortgage and SBA loans serviced for others are not included on the accompanying consolidated balance sheets and include multi-family, single-family, and SBA loans sold in the secondary market. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. Call protection is in place on certain multi-family loans to deter from prepayments on a 10-year sliding scale. As of December 31, 2025 and 2024, the Company’s servicing portfolio included unpaid principal balances of loans serviced for others of $21.3 billion and $17.6 billion, loans sub-serviced for others of $3.7 billion and $3.0 billion, and other servicing balances of $680.6 million and $784.8 million, respectively. The servicing portfolio is primarily Ginnie Mae, Fannie Mae, and Freddie Mac loans and is a significant source of our noninterest income and deposits.

The following summarizes the activity in servicing rights measured using the fair value method for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Balance, beginning of period	$189,935	$158,457	$146,248
Purchased servicing	14,482	—	513
Originated servicing	23,654	18,670	14,755
Paydowns	(12,223)	(9,901)	(7,621)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	1,448	22,709	4,562
Balance, end of period	$217,296	$189,935	$158,457

Contractually specified servicing fees for retained, purchased and sub-serviced loans were $33.1 million, $30.9 million, and $29.3 million for years ended December 31, 2025, 2024, and 2023, respectively.

In connection with certain loan servicing and sub-servicing agreements, the Company is to reconcile the payments received monthly on these loans, for principal and interest, taxes, insurance, and replacement reserves. The funds are required to be maintained in separate trust accounts and not commingled with the Company’s general operating funds. At December 31, 2025 and 2024, the Company held restricted escrow funds for these loans at Merchants Bank or other financial institution, amounting to $2.1 billion and $1.5 billion, respectively.

Merchants Bancorp

Notes to Consolidated Financial Statements

Note 8: Goodwill

Goodwill was $8.0 million as of December 31, 2025 and 2024. The Company sold its FMBI branches in January 2024, resulting in the extinguishment of associated goodwill. Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets acquired. Goodwill is tested for impairment annually, as of December 31, or more frequently if events and circumstances exist that indicate a goodwill impairment test should be performed.

In performing the impairment assessment, the Company evaluated the favorable business and political environment, high demand for affordable housing, improvement in quarterly operating results, macroeconomic factors, its forecasted expectations for long-term growth, and the results of prior quantitative impairment tests that indicated substantial excess fair value. Based upon management’s assessment and evaluation of goodwill at year-end, the likelihood that an impairment of the current carrying amount of goodwill has occurred is considered remote.

.

	2025				2024				2023
	Multi-family	Banking	Warehouse	Total	Multi-family	Banking	Warehouse	Total	Multi-family	Banking	Warehouse	Total

	(In thousands)				(In thousands)				(In thousands)
Balance, beginning of period	$3,791	$522	$3,701	$8,014	$3,791	$8,353	$3,701	$15,845	$3,791	$8,353	$3,701	$15,845
Sale of FMBI branches	—	—	—	—	—	(7,831)	—	(7,831)	—	—	—	—
Balance, end of period	$3,791	$522	$3,701	$8,014	$3,791	$522	$3,701	$8,014	$3,791	$8,353	$3,701	$15,845

Note 9: Qualified Affordable Housing and Other Tax Credits

The Company invests in LIHTC limited liability partnerships and LLCs. The primary purpose of these investments is to earn an adequate return on capital through the receipt of low-income housing tax credits. Those investments are recorded at cost and then amortized using the proportional amortization method. The investments are included in other assets on the consolidated balance sheets, with any unfunded commitments included in other liabilities. The investments are amortized as a component of income tax expense.

The Company also has a pool of investments that are held for sale and are accounted for at the lower of cost or market. These investments include projects that are awaiting syndication in LIHTC funds through the MCI subsidiary. The investments are included in other assets on the consolidated balance sheets.

The Company is the primary beneficiary in one of its joint venture investments, therefore the results of this entity are consolidated and the benefits of the new market fund are recognized through tax credits as a component of income tax expense.

		December 31, 2025		December 31, 2024

		(In thousands)
Investment	Accounting Method	Investment	Unfunded Commitments	Investment	Unfunded Commitments
LIHTC	Proportional amortization	$218,110	$118,043	$123,574	$93,929
LIHTC (1)	Lower of cost or market	49,725	—	56,533	—
LIHTC subtotal		$267,835	$118,043	$180,107	$93,929
Joint Venture	Consolidated	10,903	—	10,937	—
Total		$278,738	$118,043	$191,044	$93,929

(1) LIHTC projects held for future syndication.

Merchants Bancorp

Notes to Consolidated Financial Statements

The following table summarizes the amortization expense and tax credits recognized for the Company’s low-income housing investments for the years ended December 31, 2025, 2024, and 2023.

	December 31,
	2025	2024	2023

	(In thousands)
Amortization expense	$24,892	$10,430	$7,949
Expected tax credits	27,532	12,114	8,416

The Company serves as a general partner for several syndicated low-income housing tax credit funds that are owned by one investor, holding 85.00-99.99% of the funds, as a limited partner. The Company, as general partner, provided services during 2025 and prior years, such as formation of the funds and identifying or acquiring tax credit investments, for which it expects to receive fees in the future, up to approximately $32.9 million. The amount of payments to be received by the general partner is contingent upon achieving certain performance obligations, including the stabilization of the properties and delivery of tax credits to the limited partner in the future, which could extend out until 2043. Due to the long-term nature of the agreement, amounts to be received, and the uncertainty of achieving the performance obligation, variable consideration and revenue recognition has been 100% constrained as of December 31, 2025 and 2024. Revenue recognition is continuously evaluated as facts and circumstances evolve. The Company has also advanced these LIHTC funds $102.7 million and $98.8 million as of December 31, 2025 and 2024, respectively, to acquire its LIHTC investment projects, for which it expects repayment over a similar period. These advances have been recorded in other assets on the consolidated balance sheets.

Supplemental Cash Flow Information

Supplemental cash flow information related to loans is presented in the table below.

	Year Ended December 31,
	2025	2024	2023

	(In thousands)

Cash Flow Statement
Supplemental cash flow information:
Qualified affordable housing investments obtained in exchange for funding commitments	$66,307	$—	$—
Deposits received upon reduction of funding commitments	42,193	—	—
Deposits received upon purchase of LIHTCs	11,166	—	—
Beneficial interests received in exchange for LIHTC's sold	14,637	38,793	—

Transferable Energy Production Tax Credits

In 2025, the Company acquired $151.3 million in transferable tax credits for $142.8 million. The benefits of the tax credits were recognized immediately as a reduction to current income tax expense in the amount of $8.5 million.

Note 10: Leases

The Company has operating leases for various locations with terms ranging from one to six years. Some operating leases include options to extend. The extensions were included in the ROU asset if the likelihood of extension was reasonably certain. The Company elected not to separate non-lease components from lease components for its operating leases.

Merchants Bancorp

Notes to Consolidated Financial Statements

Supplemental balance sheet information related to leases is presented in the table below as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

	(In thousands)
Balance Sheet
Operating lease ROU asset (in other assets)	$6,006	$8,332
Operating lease liability (in other liabilities)	7,264	9,303

Weighted average remaining lease term (years)	3.7	4.6
Weighted average discount rate	3.44%	3.43%

The table below presents the components of lease expenses for the years ended December 31, 2025, 2024, and 2023. Operating lease expenses are included in occupancy and equipment expense on the consolidated income statements.

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Statement of Income
Components of lease expense:
Operating lease cost	$3,402	$2,692	$2,438

As of December 31, 2025, the Company has forward-starting leases with total net future minimum lease payments of $10.7 million. These leases commence on dates ranging between March 1, and April 1, 2026, and obligate the Company to use and pay for space over seven to ten years upon commencement. No ROU asset or lease liability has been recorded at year-end because the leases have not commenced.

Supplemental cash flow information related to leases is presented in the tables below.

December 31, 2025
(In thousands)
Maturities of operating lease liabilities:
One year or less	$2,293
Year two	2,203
Year three	1,597
Year four	1,101
Year five	419
Thereafter	128
Total future minimum lease payments	$7,741
Less: imputed interest	477
Total	$7,264

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Statement of Cash Flow
Supplemental cash flow information:
Operating cash flows from operating leases	$2,325	$2,505	$2,129
Change in ROU assets due to lease renegotiation	—	(1,063)	—
ROU assets obtained in exchange for new operating lease liabilities	—	1,337	1,113

Merchants Bancorp

Notes to Consolidated Financial Statements

Note 11: Other Assets and Receivables

The following items are included in other assets and receivables on the consolidated balance sheets.

Qualified Affordable Housing

See Note 9: Qualified Affordable Housing and Other Tax Credits for further information.

Federal Income Tax Receivable

The Company had a federal income tax receivable of $181.5 million and $2.6 million as of December 31, 2025 and 2024, respectively. This receivable was related to the acquisition of $151.3 million of transferable tax credits by the Company this year and the amounts due from the Internal Revenue Service claimed on federal income tax returns for which refunds had not been received as of the respective balance sheet dates. The Company evaluates the collectability of the federal income tax receivable at each reporting date. Based on management’s assessment, including consideration of amounts, and applicable statutory refund provisions, the Company believes the receivable is collectible. The balance will be reduced upon receipt of the related cash refunds.

Joint Ventures

The Company has investments in various joint ventures totaling $47.0 million and $42.2 million at December 31, 2025 and 2024, respectively. These investments are primarily made of up of investments in debt funds totaling $32.0 million and $31.8 million at December 31, 2025 and 2024, respectively. The Company was not a primary beneficiary in any of these joint venture investments. Results from the entities are not required to be consolidated and are accounted for under the equity method of accounting. The Company is obligated to make additional investments over the next several years. There was an obligation of $8.4 million and $3.8 million as of December 31, 2025 and 2024, respectively. See Note 12: Variable Interest Entities (VIEs) for additional information about VIE’s.

Other Prepaid Expense

The Company had $5.6 million at December 31, 2025, a decrease of $125.2 million, compared to December 31, 2024. The Company had to pay $125.0 million to its transfer agent in December 2024 as part of the Series B preferred stock redemption transaction. This resulted in a prepaid asset that was reduced when the preferred shares were redeemed on January 2, 2025.

Intangibles

Core deposit and other intangibles are recorded on the acquisition date of an entity. The Company has one year after the acquisition date to record subsequent adjustments for provisional amounts recorded at the acquisition date. The carrying basis and accumulated amortization of recognized trade names and other intangibles are noted below.

	2025			2024				2023
	Gross			Gross		Sale of		Gross
	Carrying	Accumulated		Carrying	Accumulated	FMBI		Carrying	Accumulated
	Amount	Amortization	Total	Amount	Amortization	branches	Total	Amount	Amortization	Total

	(In thousands)			(In thousands)				(In thousands)
Licenses	$—	$—	$—	$1,370	$(1,370)	$—	$—	$1,370	$(1,247)	$123
Trade names	224	(188)	36	224	(165)	—	59	224	(143)	81
Core deposit intangible	—	—	—	2,417	(1,879)	(538)	—	2,417	(1,879)	538
Total intangible assets	$224	$(188)	$36	$4,011	$(3,414)	$(538)	$59	$4,011	$(3,269)	$742

Merchants Bancorp

Notes to Consolidated Financial Statements

Estimated amortization expense for future years is as follows (in thousands):

Year ending December 31,
2026	$22
2027	14
Total	$36

Freestanding Credit Enhancements

In December 2024, the Company executed a CDS on a reference pool of warehouse loans with an initial principal balance of $1.2 billion. The initial pool consisted of warehouse participation certificates classified as loans held for sale, but could in the future also include warehouse repurchase agreements classified as loans receivable. The CDS covers a protected tranche of the first 12.5% of losses on the notional amount. Annual CDS premium payments equal 0.8% of the portfolio notional amount and is recorded as noninterest expense. Merchants will continually replenish maturing or non-renewing loans with substantially similar loans subject to mutual agreement with the CDS seller during a replenishment period, subject to a minimum balance of $1.2 billion and a maximum balance of $2.0 billion. The risk transfer agreement has a replenishment period of 36 months but can be extended to a maximum of 48 months.

The CDS is not accounted for as a derivative. The derivative scope exception for certain financial guarantees is utilized, as recovery payments are contingent on the failure of the debtor to pay their past due obligations, which are preconditions to the guarantee. Accordingly, the CDS has been accounted for as a freestanding credit enhancement and does not offset the Company’s estimate of expected credit losses. Therefore, the ACL-loans will continue to be recorded without considering potential recoveries from freestanding credit enhancement contracts. Upon initial execution, there was no CDS recovery asset established because the loans in the pool were participation certificates that were classified as loans held for sale and carry no ACL-loans. When repurchase agreements are in the pool, they are classified as loans receivable, and a CDS recovery asset would be established in other assets, with an equal benefit to CDS recovery income in other noninterest income.

As of December 31, 2025 and 2024, there were no CDS recovery assets established. The total loan pool balance was $2.0 billion and $1.2 billion as of December 31, 2025 and 2024, respectively.

Leases and Other Items

Other items included in other assets and receivables on the consolidated balance sheets are disclosed elsewhere or are not individually significant. See Note 15: Derivative Financial Instruments and Note 10: Leases for further information.

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

The Company has invested in single-family, multi-family, and healthcare debt financing entities, as well as low-income housing syndicated funds that are deemed to be VIEs. The Company also has deemed certain mortgage backed securitizations (REMIC trusts) as VIEs that were established in conjunction with multi-family and healthcare loan sales and securitization transactions. Accordingly, the entities were assessed for potential consolidation under the VIE model that requires primary beneficiaries to consolidate the entity’s results. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the entity, and an interest that could be

Merchants Bancorp

Notes to Consolidated Financial Statements

significant to the entity. To determine if an interest has significant exposure to the entity’s economics, both qualitative and quantitative factors regarding the nature, size and form of involvement with the entity are evaluated.

At December 31, 2025 the Company determined it was not the primary beneficiary for most of its VIEs, primarily because the Company did not have control or the obligation to absorb losses or the rights to receive benefits from the VIE that could potentially be significant to the VIE. Evaluation and assessment of VIEs for consolidation is performed on an ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment.

The table below reflects the investments in the VIEs, as well as the maximum exposure to loss in connection with unconsolidated VIEs, and liabilities for binding, unfunded commitments at December 31, 2025 and 2024. The Company’s maximum exposure to loss associated with its unconsolidated VIEs consists of the capital invested plus any unfunded equity commitments. These investments and unfunded liabilities for VIEs are recorded in other assets and other liabilities, respectively, on the consolidated balance sheets. Also included in the maximum loss exposure are loans to VIEs that are included in loans receivable. Although the REMIC trusts are not recognized on the balance sheet, the maximum exposure to loss is the carrying value of the securities acquired as part of the securitization transactions.

	Investments	Loans	Securities	Maximum	Liabilities
Assets	in VIEs	to VIEs	of VIEs	Exposure to Loss	for VIEs

	(In thousands)
December 31, 2025
Low-income housing tax credit investments	$239,698	$284,391	$—	$524,089	$88,708
Debt funds	32,038	82,955	—	114,993	—
Mortgage-backed securitizations (1)	—	24,750	1,531,975	1,556,725	—
Total Unconsolidated VIEs	$271,736	$392,096	$1,531,975	$2,195,807	$88,708
December 31, 2024
Low-income housing tax credit investments	$225,727	$282,584	$—	$508,311	$89,956
Debt funds	31,772	109,480	—	141,252	2,752
Mortgage-backed securitizations (1)	—	23,564	1,652,833	1,676,397	—
Total Unconsolidated VIEs	$257,499	$415,628	$1,652,833	$2,325,960	$92,708
(1)	Amounts include involvement with securitization SPEs where the Company transferred to and/or service loans for an SPE and hold securities issued by that SPE. Values disclosed in the table above represent the Company’s maximum exposure to loss for those securities’ holdings.

Merchants Bancorp

Notes to Consolidated Financial Statements

Note 13: Deposits

Deposits were comprised of the following at and December 31, 2025 and 2024:

	December 31,
	2025	2024

	(In thousands)
Noninterest-bearing deposits
Core demand deposits	$604,081	$239,005

Interest-bearing deposits
Demand deposits:
Core demand deposits	$6,207,814	$4,319,512
Brokered demand deposits	600,000	—
Total interest-earning demand deposits	6,807,814	4,319,512
Money market/savings deposits:
Core money market/savings deposits	3,566,523	3,442,111
Brokered money market/savings deposits	201,010	859
Total money market/savings deposits	3,767,533	3,442,970
Certificates of deposit:
Core certificates of deposits	905,448	1,385,270
Brokered certificates of deposits	956,316	2,533,219
Total certificates of deposits	1,861,764	3,918,489
Total interest-bearing deposits	12,437,111	11,680,971
Total deposits	$13,041,192	$11,919,976

Total core deposits	$11,283,866	$9,385,898
Total brokered deposits	1,757,326	2,534,078
Total deposits	$13,041,192	$11,919,976

Maturities for certificates of deposit are as follows:

December 31, 2025
(In thousands)
Due within one year	$1,800,531
Due in one year to two years	49,338
Due in two years to three years	11,895
Due in three years to four years	—
Due in four years to five years	—
Due in five years to six years	—
$1,861,764

Certificates of deposit of $250,000 or more totaled $497.5 million and $694.8 million at December 31, 2025 and 2024, respectively.

Merchants Bancorp

Notes to Consolidated Financial Statements

Note 14: Borrowings

Borrowings were comprised of the following at December 31, 2025 and 2024:

	December 31,
	2025	2024

	(In thousands)
Federal Reserve discount window borrowings	$—	$50,000
Subordinated debt	71,800	71,800
FHLB advances	3,762,858	4,172,030
Credit-linked notes, net of debt discount	—	84,358
Other borrowings	7,934	7,934
Total borrowings	$3,842,592	$4,386,122

Federal Reserve Discount Window Borrowings

Federal Reserve discount window borrowings are secured by the collateral value of commercial, agricultural, construction and one-to-four family residential real estate loans totaling $3.4 billion and $3.1 billion as of December 31, 2025 and 2024, respectively. This arrangement has a maximum borrowing limit of collateral pledged multiplied by an advance rate. Borrowing maturities can range from 24 hours to up to a term of 90 days. Life to date, all Company borrowings were for a 24-hour period. As of December 31, 2025 and 2024, the outstanding balance was $0 and $50.0 million, respectively.

Subordinated Debt

The Company entered into a warehouse financing arrangement in April 24, 2018, which was revised in December 2023, whereby a customer agreed to invest up to $60.0 million in the Company’s subordinated debt. The subordinated debt balance as of both December 31, 2025 and 2024 was $41.8 million. As of December 31, 2025, interest on the debt is paid monthly by the Company at a rate equal to SOFR, plus 300 basis points, plus additional interest equal to 50% of the earnings generated. There is also a guaranteed interest rate floor associated with these earnings. The agreement is automatically renewed annually on June 30th for one or more terms of two years each unless either party notifies the other party at least 180 days prior to its renewable date, of its desire not to continue the relationship. As of December 31, 2025, neither party had made a notification of its intent to cancel this arrangement.

Additionally, the Company entered into another warehouse financing agreement on April 14, 2023, which was revised on July 20, 2023, whereby a customer agreed to invest up to $30.0 million in the Company’s subordinated debt. The subordinated debt balance as of both December 31, 2025 and 2024 was $30.0 million. As of December 31, 2025, interest on the debt is paid monthly by the Company at a rate equal to SOFR, plus 300 basis points, plus additional interest equal to 50% of the earnings generated. The agreement is automatically renewed annually on June 30th for one or more terms of two years each unless either party notifies the other party at least 180 days prior to its renewable date, of its desire not to continue the relationship. As of December 31, 2025, neither party had made a notification of its intent to cancel this arrangement.

FHLB Advances

FHLB advances are secured by the collateral value of mortgage loans totaling $4.4 billion and $4.2 billion at December 31, 2025 and 2024, respectively. In addition, securities available for sale, securities held to maturity, and securities purchased under agreements to resell with a carrying value of $1.5 billion and $1.4 billion were pledged as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the outstanding balances were $3.8 billion and $4.2 billion, respectively. At December 31, 2025 the FHLB advances had interest rates ranging from 0.00% to 3.97% and ranged from 2.78% to 4.48% at December 31, 2024. These rates were subject to restrictions or penalties in the event of prepayment.

On May 27, 2025, the Company entered into an interest free, fixed-rate community development advance debt agreement with the FHLB. The balance of the advance was $2.5 million as of December 31, 2025, and the full principal balance matures on May 24, 2030.

Merchants Bancorp

Notes to Consolidated Financial Statements

On December 16, 2025, the Company entered into a new variable-rate debt agreement with the FHLB for an advance that has put and call options. The balance of the advance was $2.0 billion as of December 31, 2025, and matures on March 16, 2026. The variable interest rate is based on the Federal Funds effective rate, plus 15 basis points, which was 3.79% on December 31, 2025. The FHLB has a put option to cancel the agreement 60 days after the initial execution date and the Company has a call option to cancel the agreement at any time, with one day’s notice.

On December 31, 2025, the Company entered into a new variable-rate debt agreement with the FHLB for an advance that has put and call options. The balance of the advance was $1.8 billion as of December 31, 2025, and matures on March 31, 2026. The variable interest rate is based on the Federal Funds effective rate, plus 15 basis points, which was 3.79% on December 31, 2025. The FHLB has a put option to cancel the agreement 60 days after the initial execution date and the Company has a call option to cancel the agreement at any time, with one day’s notice.

Credit-Linked Notes

On March 30, 2023, the Company issued and sold $158.1 million senior credit-linked notes, due May 26, 2028. The net proceeds of the offering were approximately $153.5 million. The repayment of principal on the notes was initially linked to an approximately $1.1 billion reference pool of loans originated under Merchants Bank’s healthcare commercial real estate lending program, but the notes were not secured by the loans. The notes provided periodic payments of interest in addition to payment of principal over the life of the note and these values were tied to the performance of the loans. Therefore, the notes effectively transferred credit risk in excess of the first 1% of losses on the reference pool of loans. The reduction in risk weighted assets provided additional balance sheet capacity and benefited capital ratios for additional growth in the existing loan pipeline.

The notes accrued interest at a rate equal to SOFR plus 15.50% and interest was paid monthly.

The notes were secured by a restricted collateral account which the Company was required to maintain with a third-party financial institution. The collateral account maintained an amount equal to at least the aggregate unpaid principal of the notes.

In December 2025, the Company fully repaid the credit-linked notes issued, also releasing all restricted cash collateral.

Other Borrowings

On May 4, 2023, the Company entered into a debt agreement that was ultimately funded from a Sponsor Improvement Contribution as part of a low-income tax credit syndication transaction. The debt balance as of December 31, 2025 and 2024 was $7.9 million and $7.9 million, respectively. As of December 31, 2025, interest on the debt is paid by the Company at a rate equal to 1%. The agreement has a maturity date of December 31, 2047.

Maturities

Maturities of borrowings were as follows at December 31, 2025:

	Subordinated	FHLB	Other	Borrowings
	Debt	Advances	Borrowings	Total

Due within one year	$—	$3,760,026	$—	$3,760,026
Due in one year to two years	71,800	62	—	71,862
Due in two years to three years	—	59	—	59
Due in three years to four years	—	211	—	211
Due in four years to five years	—	2,500	—	2,500
Thereafter	—	—	7,934	7,934
	$71,800	$3,762,858	$7,934	$3,842,592

Merchants Bancorp

Notes to Consolidated Financial Statements

At December 31, 2025, the Company had excess borrowing capacity of approximately $5.3 billion with the FHLB and the Federal Reserve discount window, based on available collateral.

Note 15: Derivative Financial Instruments

The Company uses non-hedging designated derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities.

Internal Interest Rate Risk Management

The Company enters into interest rate lock commitments with potential borrowers to fund specific mortgage loans that will be sold into the secondary market and enters into forward contracts for the future delivery of mortgage loans to third party investors. The forward contracts are entered into in order to economically hedge the effect of changes in interest rates resulting from the Company’s commitment to fund the loans. Forward contracts and interest rate lock agreements are accounted for as derivatives at fair value with changes in fair value reflected in other noninterest income on the consolidated statements of income.

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

Credit Risk Management

In 2025 and 2024, the Company entered into contracts as the buyer of credit protection through the credit derivative markets. These contracts were purchased to manage credit risk associated with specific multi-family and healthcare mortgage loans. Under the terms of the contract, the Company will be compensated for certain credit-related losses on pools of covered loans. As of December 31, 2025, the protection sellers have posted aggregate collateral of $134.2 million related to their obligations under the contracts. The collateral is not included on the Company’s consolidated balance sheets. There were no gains or losses associated with the credit default swap valuation as of December 31, 2025 and 2024. Any future changes in the fair market value of these instruments will be included in other noninterest expense.

A CDS is considered a derivative, but is not designated as an accounting hedge, and is recorded at fair value, with changes in fair value reflected in noninterest income on the consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in other assets while derivative instruments with a negative fair value are reported in other liabilities on the consolidated balance sheets.

Merchants Bancorp

Notes to Consolidated Financial Statements

The following tables present the notional amount and fair value of interest rate locks, forward contracts, interest rate swaps, put options, interest rate floors, and credit derivatives utilized by the Company at December 31, 2025 and 2024. These tables exclude the fair market value adjustment on loans economically hedged with these derivatives.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

December 31, 2025	(In thousands)
Interest rate lock commitments	$142,540	Other assets/liabilities	$227	$107
Forward contracts	146,452	Other assets/liabilities	2	467
Interest rate swaps	49,480	Other assets	2,354	—
Put options	608,885	Other assets	37,570	—
Interest rate floors	1,089,679	Other assets	9,540	—
Credit derivatives	123,222		—	—
			$49,693	$574

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

December 31, 2024	(In thousands)
Interest rate lock commitments	$24,609	Other assets/liabilities	$30	$176
Forward contracts	33,000	Other assets/liabilities	229	1
Interest rate swaps	49,891	Other assets	4,199	—
Put options	680,354	Other assets	43,777	—
Interest rate floors	1,228,274	Other assets	4,043	—
Credit derivatives	58,526		—	—
			$52,278	$177

The following table summarizes the periodic changes in the fair value of the above derivative financial instruments on the consolidated statements of income for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Derivative (loss) gain included in gain on sale of loans:
Interest rate lock commitments	$266	$(282)	$130
Forward contracts (includes pair-off settlements)	(1,621)	338	201
Interest rate swaps	(1,166)	2,282	(420)
Net (loss) gain	$(2,521)	$2,338	$(89)

Derivative (loss) gain included in other income:
Put options (1)	$(6,207)	$17,901	$5,629
Interest rate floors	5,496	(2,533)	6,575
Net (loss) gain	$(711)	$15,368	$12,204
(1)	The put option gain (loss) reflects an adjustment to the fair value of the derivative that is substantially equal and offset by an adjustment to the fair value of its related securities available for sale for which the Company elected to account for under the fair value option with changes in fair value reflected in earnings. The combination of these adjustments is designed to result in an inconsequential net gain or loss in other noninterest income.

Derivatives on Behalf of Customers

The Company offers derivative contracts to some customers in connection with their Interest Rate Risk Management (“IRRM”) needs. These derivatives include back-to-back interest rate swap, cap, and floor arrangements.

Merchants Bancorp

Notes to Consolidated Financial Statements

The Company manages the risk associated with these contracts by entering into an equal and offsetting derivative with a third-party dealer. These derivatives generally work together as an economically neutral interest rate position to assist the customer, but the Company does not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred, typically resulting in no net earnings impact.

The fair values of IRRM derivative assets and liabilities related to back-to-back derivatives on behalf of customers with back-to-back interest rate swap, cap or floor arrangements were recorded on the consolidated balance sheets as follows:

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)
December 31, 2025	$1,178,034	Other assets/liabilities	$7,289	$7,289
December 31, 2024	$724,224	Other assets/liabilities	$309	$309

The gross gains and losses on these derivative assets and liabilities were recorded in other noninterest income and other noninterest expense in the consolidated statements of income as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Gross IRRM derivative gains	$6,980	$12,117	$9,385
Gross IRRM derivative losses	6,980	12,117	9,385
Net IRRM derivative gains	$—	$—	$—

The Company pledged $10.0 million and $263,000 in collateral to secure its obligations under IRRM contracts at December 31, 2025 and 2024, respectively.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized on the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2025 and 2024:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2025
Mortgage loans in process of securitization	$620,094	$—	$620,094	$—
Securities available for sale:
Treasury notes	30,680	30,680	—	—
Federal agencies	259,508	—	259,508	—
Mortgage-backed - Agency	3,556	—	3,556	—
Mortgage-backed - Non-Agency residential - fair value option	385,460	—	385,460	—
Mortgage-backed - Agency - fair value option	185,854	—	185,854	—
Loans held for sale	76,980	—	76,980	—
Loans receivable	47,318	—	47,318	—
Servicing rights	217,296	—	—	217,296
Derivative assets:
Interest rate lock commitments	227	—	—	227
Forward contracts	2	—	2	—
Interest rate swaps	2,354	—	2,354	—
Interest rate swaps, caps and floors (back-to-back)	7,289	—	7,289	—
Put options	37,570	—	5,640	31,930
Interest rate floors	9,540	—	—	9,540
Derivative liabilities:
Interest rate lock commitments	107	—	—	107
Forward contracts	467	—	467	—
Interest rate swaps, caps and floors (back-to-back)	7,289	—	7,289	—

December 31, 2024
Mortgage loans in process of securitization	$428,206	$—	$428,206	$—
Securities available for sale:
Treasury notes	90,006	90,006	—	—
Federal agencies	252,936	—	252,936	—
Mortgage-backed - Agency	1,162	—	1,162	—
Mortgage-backed - Non-Agency residential - fair value option	430,779	—	430,779	—
Mortgage-backed - Agency - fair value option	205,167	—	205,167	—
Loans held for sale	78,170	—	78,170	—
Servicing rights	189,935	—	—	189,935
Derivative assets:
Interest rate lock commitments	30	—	—	30
Forward contracts	229	—	229	—
Interest rate swaps	4,199	—	4,199	—
Interest rate swaps, caps and floors (back-to-back)	309	—	309	—
Put options	43,777	—	12,481	31,296
Interest rate floors	4,043	—	—	4,043
Derivative liabilities:
Interest rate lock commitments	176	—	—	176
Forward contracts	1	—	1	—
Interest rate swaps, caps and floors (back-to-back)	309	—	309	—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized on the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques

Merchants Bancorp

Notes to Consolidated Financial Statements

during the years ended December 31, 2025 and 2024. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Forward contracts - The Company estimates the fair value of forward sales commitments based on market quotes of mortgage-backed security prices for securities similar to the ones used, which are considered Level 2.

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

Credit default swap – The fair value of CDSs is linked to the value of its underlying mortgage loans. The Company estimates the fair value based on estimated discounted cash flows that are derived from inputs, including credit spreads that are not readily observable and, thus, are classified as Level 3 on the hierarchy. These valuations are estimated by a third party.

Merchants Bancorp

Notes to Consolidated Financial Statements

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized on the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Servicing rights
Balance, beginning of period	$189,935	$158,457	$146,248
Purchased servicing	14,482	—	513
Originated servicing	23,654	18,670	14,755
Paydowns	(12,223)	(9,901)	(7,621)
Changes in fair value	1,448	22,709	4,562
Balance, end of period	$217,296	$189,935	$158,457

Securities available for sale - Mortgage-backed - Non-Agency residential - fair value option
Balance, beginning of period	$—	$485,500	$—
Purchases	—	—	483,906
Paydowns	—	(42,079)	—
Changes in fair value	—	(12,642)	1,594
Transfers out of Level 3	—	(430,779)	—
Balance, end of period	$—	$—	$485,500

Derivative assets - put options
Balance, beginning of period	$31,296	$18,654	$—
Purchases	—	—	20,248
Changes in fair value	634	12,642	(1,594)
Balance, end of period	$31,930	$31,296	$18,654

Derivative assets - interest rate floors
Balance, beginning of period	$4,043	$6,576	$—
Purchases	—	—	6,576
Changes in fair value	5,497	(2,533)	—
Balance, end of period	$9,540	$4,043	$6,576

Derivative assets - interest rate lock commitments
Balance, beginning of period	$30	$140	$28
Gain (loss) recognized	197	(110)	112
Balance, end of period	$227	$30	$140

Derivative liabilities - interest rate lock commitments
Balance, beginning of period	$176	$4	$23
Gain (loss) recognized	(69)	172	(19)
Balance, end of period	$107	176	$4

Two residential mortgage-backed, non-Agency securities with a fair value of $430.8 million as of December 31, 2024 were transferred from Level 3 to Level 2 because the valuation technique utilized contained more observable market data for the security.

Merchants Bancorp

Notes to Consolidated Financial Statements

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2025 and 2024:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2025
Collateral dependent loans	$143,771	$—	$—	$143,771
Other real estate owned	60,145	—	—	60,145
December 31, 2024
Collateral dependent loans	$59,915	$—	$—	$59,915
Other real estate owned	7,313	—	—	7,313

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

		Valuation			Weighted
	Fair Value	Technique	Unobservable Inputs	Range	Average

	(In thousands)
December 31, 2025:
Collateral dependent loans	$143,771	Market comparable properties	Marketability discount and costs to sell	12% - 70%	31%
Other real estate owned	60,145	Market comparable properties	Marketability discount and costs to sell	6% - 9%	9%
Servicing rights - Multi-family	164,224	Discounted cash flow	Discount rate	8% - 15%	9%
			Constant prepayment rate	0% - 100%	8%
			Earnings rate on escrows	3%	3%
Servicing rights - Single-family	33,151	Discounted cash flow	Discount rate	9% - 12%	9%
			Constant prepayment rate	3% - 53%	9%
Servicing rights - Healthcare	15,105	Discounted cash flow	Discount rate	8% - 13%	11%
			Constant prepayment rate	1% - 100%	7%
			Earnings rate on escrows	3%	3%
Servicing rights - SBA	4,816	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	10% - 31%	16%
Derivative assets:
Interest rate lock commitments	227	Discounted cash flow	Loan closing rates	45% - 99%	99%
Put options	31,930	Intrinsic value	Market credit spread	4%	4%
Interest rate floors	9,540	Discounted cash flow	Discount rate	5% - 7%	6%
Derivative liabilities - interest rate lock commitments	107	Discounted cash flow	Loan closing rates	45% - 99%	99%

December 31, 2024:
Collateral dependent loans	$59,915	Market comparable properties	Marketability discount and costs to sell	0% - 90%	29%
Other real estate owned	7,313	Market comparable properties	Marketability discount and costs to sell	2% - 8%	5%
Servicing rights - Multi-family	146,483	Discounted cash flow	Discount rate	8% - 15%	9%
			Constant prepayment rate	0% - 100%	7%
			Earnings rate on escrows	3%	3%
Servicing rights - Single-family	34,986	Discounted cash flow	Discount rate	10% - 11%	10%
			Constant prepayment rate	6% - 14%	7%
Servicing rights - Healthcare	4,207	Discounted cash flow	Discount rate	13%	13%
			Constant prepayment rate	1% - 2%	1%
			Earnings rate on escrows	3%	3%
Servicing rights - SBA	4,259	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	4% - 24%	14%
Derivative assets:
Interest rate lock commitments	30	Discounted cash flow	Loan closing rates	71% - 99%	87%
Put options	31,296	Intrinsic value	Market credit spread	4%	4%
Interest rate floors	4,043	Discounted cash flow	Discount rate	6% - 8%	7%
Derivative liabilities - interest rate lock commitments	176	Discounted cash flow	Loan closing rates	71% - 99%	87%

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Servicing Rights

The significant unobservable inputs used in the fair value measurement of the Company’s servicing rights are discount rates and constant prepayment rates. These two inputs can drive a significant amount of a market participant’s valuation of servicing rights. Significant increases (decreases) in the discount rate or assumed constant prepayment rates used to value servicing rights would decrease (increase) the value derived. Additionally, the earnings rate on escrow balances can influence the fair value of servicing rights because higher (lower) expected interest income earned on custodial escrow deposits increases (decreases) the net economic benefit a market participant would attribute to the servicing asset.

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

For interest rate lock commitments, the loan closing rate represents a significant unobservable input, as higher (lower) expected pull-through or closing probabilities increase (decrease) the likelihood that the commitment will convert into a funded loan, thereby impacting the fair value attributed to the derivative.

Merchants Bancorp

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2025 and 2024.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Value	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2025
Financial assets:
Cash and cash equivalents	$212,202	$212,202	$212,202	$—	$—
Securities purchased under agreements to resell	1,520	1,520	—	1,520	—
Securities held to maturity	1,543,659	1,543,554	—	712,490	831,064
FHLB stock and other equity securities	227,589	227,589	—	196,391	31,198
Loans held for sale	3,796,032	3,796,032	—	3,796,032	—
Loans receivable, net	10,904,063	10,950,634	—	—	10,950,634
Interest receivable	81,807	81,807	—	81,807	—
Financial liabilities:
Deposits	13,041,192	13,041,901	11,179,428	1,862,473	—
Subordinated debt	71,800	71,800	—	71,800	—
FHLB advances	3,762,858	3,762,110	—	3,762,110	—
Other borrowing	7,934	7,934	—	7,934	—
Interest payable	25,345	25,345	—	25,345	—

December 31, 2024
Financial assets:
Cash and cash equivalents	$476,610	$476,610	$476,610	$—	$—
Securities purchased under agreements to resell	1,559	1,559	—	1,559	—
Securities held to maturity	1,664,686	1,664,674	—	538,871	1,125,803
FHLB stock and other equity securities	217,804	217,804	—	187,804	30,000
Loans held for sale	3,693,340	3,693,340	—	3,693,340	—
Loans receivable, net	10,354,002	10,297,439	—	—	10,297,439
Interest receivable	83,409	83,409	—	83,409	—
Financial liabilities:
Deposits	11,919,976	11,923,961	8,001,487	3,922,474	—
Subordinated debt	71,800	71,800	—	71,800	—
FHLB advances	4,172,030	4,171,843	—	4,171,843	—
Other borrowing	57,934	57,934	—	57,934	—
Credit-linked notes	84,358	84,357		84,357
Interest payable	34,475	34,475	—	34,475	—

Note 17: Common Stock

Public Offerings of Common Stock:

On May 16, 2024, the Company issued 2,400,000 shares of the Company’s common stock, without par value, at a public offering price of $43.00 per share in an underwritten public offering. The aggregate gross offering proceeds for the shares issued by the Company was $103.2 million, and after deducting underwriting discounts, commissions, and offering expenses of $5.5 million paid to third parties, the Company received total net proceeds of $97.7 million.

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

The Company redeemed all outstanding shares of the Series A Preferred Stock on April 1, 2024 at a price equal to the liquidation preference of $25 per share, or $52.0 million, using cash on hand. The $1.8 million of expenses associated with the original issuance, which were capitalized in 2019, were recognized through retained earnings upon redemption, thus reducing net income available to common shareholders.

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

The Company redeemed all outstanding shares of the Series B Preferred Stock on January 2, 2025, at a price equal to the liquidation preference of $1,000 per share (equivalent to $25 per depositary share), or $125.0 million. The cash to redeem the shares was delivered to the Company’s transfer agent on December 31, 2024, resulting in a prepaid asset reported in other assets that was reversed upon redemption. As of the redemption date, the Series B Preferred Stock did not have any accrued, but unpaid dividends. The $4.2 million of expenses associated with the original issuance, which were capitalized in 2019, were recognized through retained earnings upon redemption, thus reducing net income available to common shareholders.

Series C Preferred Stock – On March 23, 2021, the Company issued 6,000,000 depositary shares, each representing a 1/40th interest in a share of its 6.00% Fixed Rate Series C Non-Cumulative Perpetual Preferred Stock, without par value, and with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). The aggregate gross offering proceeds for the shares issued by the Company was $150.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $5.1 million paid to third parties, the Company received total net proceeds of $144.9 million.

On May 6, 2021, the Company completed a private offering of 46,181 shares (1,847,233 depositary shares), which were also issued at a price of $25 per depositary share. The total capital raised from the private offering was $46.2 million, net of $23,000 in expenses.

The Series C Preferred Stock has no voting rights with respect to matters that generally require the approval of common shareholders. Dividends on the Series C Preferred Stock, to the extent declared by the Board, are payable quarterly. The Company may redeem the Series C Preferred Stock, in whole or in part, at its option, on any dividend payment date on or after April 1, 2026, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

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

Merchants Bancorp

Notes to Consolidated Financial Statements

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

The Series D Preferred Stock has no voting rights with respect to matters that generally require the approval of common shareholders. Dividends on the Series D Preferred Stock, to the extent declared by the Board, are payable quarterly. The Company may redeem the Series D Preferred Stock, in whole or in part, at its option, on any dividend payment date on or after October 1, 2027, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

Series E Preferred Stock – On November 25, 2024, the Company issued 9,200,000 depositary shares, each representing a 1/40th interest in a share of its 7.625% Fixed Rate Series E Non-Cumulative Perpetual Preferred Stock, without par value, and with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). The aggregate gross offering proceeds for the shares issued by the Company was $230.0 million, and after deducting underwriting discounts and commissions and offering expenses of approximately $7.3 million paid to third parties, the Company received total net proceeds of $222.7 million.

The Series E Preferred Stock has no voting rights with respect to matters that generally require the approval of common shareholders. Dividends on the Series E Preferred Stock, to the extent declared by the Board, are payable quarterly. The Company may redeem the Series E Preferred Stock, in whole or in part, at its option, on any dividend payment date on or after January 1, 2030, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

Note 19: Employee Benefits

The Company offers employees a 401(k) plan. Pursuant to the plan agreement, matching contributions were made equal to 100% of the employees’ elective deferrals, which did not exceed 3% of the employees’ compensation. In 2022, the Company began providing contributions to employee 401(k) plans, regardless of their participation levels. Employees generally receive 3% of their salary, with some executives subject to certain limitations. Employer contributions to the plans were $2.9 million, $2.0 million, and $1.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The Company also established an ESOP in 2020 to provide shares of stock for all employees who meet certain requirements. Expenses recognized for the contribution to the ESOP totaled $1.5 million, $1.2 million and $1.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. The Company contributed 30,802 shares, 23,414 shares, and 33,293 shares to the ESOP for the years ended December 31, 2025, 2024, and 2023, respectively.

Note 20: Share-Based Payment Plans

Equity-based incentive awards for Company officers are currently issued pursuant to the 2017 Equity Incentive Plan. Additionally, the Compensation Committee of the Board of Directors approved a plan for non-executive directors to receive a portion of their annual retainer fees in the form of shares of common stock. As of January 1, 2024, they are to receive a portion of their annual fees, issued quarterly, in the form of restricted common stock equal to $70,000 per member, rounded up to the nearest whole share.

Merchants Bancorp

Notes to Consolidated Financial Statements

The following chart provides equity-based incentive awards and Board fees paid in shares for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
	2025	2024	2023

	(In thousands, except share data)
Equity-based incentive awards to Company officers:
Shares issued	80,875	88,658	84,335
Expenses recognized	$3,312	$3,274	$2,671
Unvested shares awarded	209,597	253,816	256,192
Unrecognized compensation costs	$6,461	$7,122	$6,801

Equity-based retainer fees to non-executive Board members:
Shares issued	14,329	12,166	12,173
Expenses recognized	$490	$491	$351

The Company established an ESOP in 2020 to provide shares of stock for all employees who meet certain requirements. Additional details on these benefits were provided in Note 19: Employee Benefits.

Note 21: Income Taxes

For the year ended December 31, 2025, the Company adopted ASU 2023-09 – Improvements to Income Tax Disclosures (Topic 740) that requires public business entities to provide additional disclosures to enhance transparency and increase usefulness of the disclosures. The update requires a tabular tax rate reconciliation, disclosure of income tax expense and taxes paid broken down by federal, state, and foreign with a disaggregation for jurisdictions that exceed 5% of income for taxes, and additional other information. The Company chose to apply the update on a retrospective basis as allowed per the amendment. The update did not have a material impact on the Company’s financial position or results of operations but did require expansion of the income tax disclosures below.

The data presented below is disaggregated as required by GAAP for each table presented. The Company’s income is derived from United States operations only.

Merchants Bancorp

Notes to Consolidated Financial Statements

The Company’s effective tax rate reconciliation for the years ended December 31, 2025, 2024, and 2023, is shown below:

	Year Ended December 31,
	2025		2024		2023

	(In thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
US federal statutory income tax rate	$55,398	21.0%	$88,755	21.0%	$73,061	21.0%
State and local income taxes - net of federal income tax effect (1)	7,345	2.8%	15,960	3.8%	(2,655)	(0.8)%
Tax credits
Production tax credits	(8,461)	(3.2)%	—	—	—	—
Credits and benefits on investments using proportional amortization (2)	(7,317)	(2.8)%	(2,774)	(0.6)%	(2,136)	(0.6)%
Other	(550)	(0.2)%	(1,100)	(0.3)%	—	—
Nontaxable and nondeductible items
Tax-exempt interest income net of disallowed interest expense	(2,819)	(1.1)%	(2,783)	(0.7)%	(1,759)	(0.5)%
Other	4,434	1.7%	4,198	1.0%	2,162	0.6%
Other adjustments
Return-to-provision adjustments (3)	(3,000)	(1.1)%	—	—	—	—
Effective tax rate	$45,030	17.1%	$102,256	24.2%	$68,673	19.7%
(1)	In 2025, state and local income taxes in New York state, New York City, and California account for the majority of the domestic state and local income taxes, net of federal tax effect category. In 2024, state and local income taxes in New York state, New York City, New Jersey, Florida, California, and Illinois account for the majority of the domestic state and local income taxes, net of federal tax effect category. In 2023, state and local income taxes in New York state, New York City, Illinois, and Florida account for the majority of the domestic state and local income taxes, net of federal tax effect category.
(2)	This line item includes the effects of Low-Income Housing Tax Credit (LIHTC) credits, related amortization, and permanent difference adjustments associated with LIHTC investments. These items are aggregated as they are not individually significant.
(3)	The return-to-provision adjustment for 2025 is a result of changes in accounting estimates used on the income tax provision compared to actual amounts on the entity's filed income tax return.

The following table provides the amount of income taxes paid (net of refunds received), disaggregated as appropriate, for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
United States federal	$32,500	$69,750	$58,250
United States state and local
Indiana	—	(5,687)	(2,563)
New York state	2,012	5,077	2,789
New York City	9,161	—	5
Other	3,963	10,438	8,907
Total United States state and local	15,136	9,828	9,138
Total income taxes paid, net	$47,636	$79,578	$67,388

Merchants Bancorp

Notes to Consolidated Financial Statements

The following table includes the components of pretax income and expense, disaggregated by foreign and state jurisdictions for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Income from continuing operations before income tax expense (benefit)
United States federal	$263,800	$422,642	$347,907
Total	$263,800	$422,642	$347,907

Income tax expense (benefit) from continuing operations
Current tax expense (benefit)
United States federal	$29,060	$78,386	$72,537
United States state and local	8,192	19,240	(1,422)
Total current tax expense (benefit)	37,252	97,626	71,115
Deferred tax expense (benefit)
United States federal	6,672	3,666	(503)
United States state and local	1,106	964	(1,939)
Total deferred tax expense (benefit)	7,778	4,630	(2,442)
Total income tax expense (benefit)
United States federal	35,732	82,052	72,034
United States state and local	9,298	20,204	(3,361)
Total income tax expense (benefit)	$45,030	$102,256	$68,673

The tax effects of temporary differences related to deferred taxes shown on the balance sheet were:

	December 31,
	2025	2024

	(In thousands)
Deferred tax assets
Allowance for credit losses on loans	$22,389	$23,880
Unrealized loss on securities available for sale	10	42
Other	6,513	5,532
Total assets	28,912	29,454
Deferred tax liabilities
Depreciation	(2,910)	(2,532)
Intangible assets	(556)	(391)
Servicing rights	(49,394)	(44,854)
Limited partnership investments	(5,177)	(4,575)
State tax receivable	(734)	(110)
Derivative assets	(1,870)	(967)
Other	(1,370)	(1,314)
Total liabilities	(62,011)	(54,743)
Net deferred tax liability	$(33,099)	$(25,289)

Merchants Bancorp

Notes to Consolidated Financial Statements

Note 22: Earnings Per Share

Earnings per share were computed as follows for years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
	2025			2024			2023
		Weighted-	Per		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

	(In thousands, except share data)
Net income	$218,770			$320,386			$279,234
Dividends on preferred stock	(41,062)			(34,909)			(34,670)
Preferred stock redemption	(4,156)			(1,823)			—
Net income allocated to common shareholders	$173,552			$283,654			$244,564
Basic earnings per share		45,871,698	$3.78		44,855,100	$6.32		43,224,042	$5.66
Effect of dilutive securities—restricted stock awards		71,032			149,686			121,757
Diluted earnings per share		45,942,730	$3.78		45,004,786	$6.30		43,345,799	$5.64

Note 23: Segment Information

For the year ended December 31, 2024, the Company adopted ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures that required disclosures to include additional details on reportable segments so financial statement users may better understand an entity’s overall performance and assist in assessing potential future cash flows. The new guidance required public entities to present information regarding significant segment expenses that are regularly provided to the CODM as well as details regarding segment’s profit and loss. The update did not have a material impact on the Company’s financial position or results of operations but did require the expansion of the segment disclosures below.

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

The Company’s segments diversify the net income of Merchants Bank and provide synergies across the segments. Strategic opportunities come from MCC and MCS, where loans are funded by the Banking segment and the Banking segment provides Ginnie Mae custodial services to MCC and MCS. Low-income tax credit syndication and debt fund offerings complement the lending activities of new and existing multi-family mortgage customers. The securities available for sale and held to maturity funded by MCC custodial deposits or purchases of securitized loans originated by MCC are pledged to the FHLB to provide borrowing capacity during periods of high residential loan volume for Mortgage Warehousing. Mortgage Warehousing provides leads to Correspondent Lending in the Banking segment. Retail and commercial customers provide cross selling opportunities within the Banking segment. Merchants Mortgage is a risk mitigant to Mortgage Warehousing because it provides the Company with a ready platform to sell or refinance the underlying collateral to secure repayment. These and other synergies form a part of the Company’s strategic plan.

The reportable business segments are strategic business units that offer distinct, but complimentary, products and services. Due to the specialized nature of each segment and different resource requirements, they are managed

Merchants Bancorp

Notes to Consolidated Financial Statements

separately. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. See Note 1: Nature of Operations and Summary of Significant Accounting Policies for more details.

The Company’s CODM is the president and chief operating officer. The CODM evaluates performance for all reportable segments based on net interest income, noninterest income, noninterest expense, salary and employee benefits, and net income (loss). The CODM uses the above-mentioned metrics, along with total assets, in deciding how to allocate capital and both human and financial resources among the segments. Major decisions are also made with input from segment leadership, the Board, and various management committees, as appropriate.

The tables below present selected business segment financial information for the years ended December 31, 2025, 2024, and 2023.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Year Ended December 31, 2025
Interest income	$4,613	$413,656	$767,786	$14,796	$1,200,851
Interest expense	80	274,031	412,964	(3,283)	683,792
Net interest income	4,533	139,625	354,822	18,079	517,059
Provision for credit losses	(403)	3,020	115,137	—	117,754
Net interest income after provision for credit losses	4,936	136,605	239,685	18,079	399,305
Noninterest income	168,874	12,596	933	(18,015)	164,388
Noninterest expense
Salaries and employee benefits	103,504	8,107	24,765	30,136	166,512
Other noninterest expense	18,314	24,661	69,589	20,817	133,381
Total noninterest expense	121,818	32,768	94,354	50,953	299,893
Income (loss) before income taxes	51,992	116,433	146,264	(50,889)	263,800
Income tax expense (benefit)	11,837	19,489	24,259	(10,555)	45,030
Net income (loss)	$40,155	$96,944	$122,005	$(40,334)	$218,770
Total assets	$526,423	$7,251,653	$11,307,401	$363,466	$19,448,943

Significant non-cash items:
Included in other noninterest income:
Servicing rights fair value adjustments	$3,807	$—	$(2,359)	$—	$1,448
Derivative fair value adjustments	—	5,496	—	—	5,496

Merchants Bancorp

Notes to Consolidated Financial Statements

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Year Ended December 31, 2024
Interest income	$5,239	$391,743	$891,490	$14,248	$1,302,720
Interest expense	80	262,149	521,030	(3,159)	780,100
Net interest income	5,159	129,594	370,460	17,407	522,620
Provision for credit losses	(1,003)	1,466	23,815	—	24,278
Net interest income after provision for credit losses	6,162	128,128	346,645	17,407	498,342
Noninterest income	168,028	3,016	(8,523)	(14,409)	148,112
Noninterest expense
Salaries and employee benefits	77,685	8,115	19,437	25,486	130,723
Other noninterest expense	20,228	13,818	43,230	15,813	93,089
Total noninterest expense	97,913	21,933	62,667	41,299	223,812
Income (loss) before income taxes	76,277	109,211	275,455	(38,301)	422,642
Income tax expense (benefit)	20,380	26,409	65,382	(9,915)	102,256
Net income (loss)	$55,897	$82,802	$210,073	$(28,386)	$320,386
Total assets	$479,099	$6,000,624	$11,761,202	$564,807	$18,805,732

Significant non-cash items:
Included in other noninterest income:
Servicing rights fair value adjustments	$20,487	$—	$2,222	$—	$22,709
Derivative fair value adjustments	—	(2,533)	—	—	(2,533)

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Year Ended December 31, 2023
Interest income	$5,718	$276,366	$789,399	$6,315	$1,077,798
Interest expense	52	184,486	451,952	(6,763)	629,727
Net interest income	5,666	91,880	337,447	13,078	448,071
Provision for credit losses	—	2,782	37,449	—	40,231
Net interest income after provision for credit losses	5,666	89,098	299,998	13,078	407,840
Noninterest income	123,980	14,315	(12,527)	(11,100)	114,668
Noninterest expense
Salaries and employee benefits	64,453	6,026	16,192	21,510	108,181
Other noninterest expense	19,409	7,977	26,619	12,415	66,420
Total noninterest expense	83,862	14,003	42,811	33,925	174,601
Income (loss) before income taxes	45,784	89,410	244,660	(31,947)	347,907
Income tax expense (benefit)	9,311	15,885	50,262	(6,785)	68,673
Net income (loss)	$36,473	$73,525	$194,398	$(25,162)	$279,234
Total assets	$411,097	$4,522,175	$11,760,943	$258,301	$16,952,516

Significant non-cash items:
Included in other noninterest income:
Servicing rights fair value adjustments	$3,874	$—	$688	$—	$4,562
Derivative fair value adjustments	—	6,576	—	—	6,576

Merchants Bancorp

Notes to Consolidated Financial Statements

Note 24: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information of the Company as to financial position as of December 31, 2025 and 2024, and results of operations and cash flows for the years ended December 31, 2025, 2024, and 2023.

Condensed Balance Sheets

	December 31,
	2025	2024

	(In thousands)
Assets
Cash and cash equivalents	$55,240	$55,829
Other equity securities	30,000	30,000
Investment in joint ventures	27,290	27,638
Investment in subsidiaries	2,239,777	2,077,085
Other assets	749	128,591
Total assets	$2,353,056	$2,319,143
Liabilities
Subordinated debt	$71,800	$71,800
Unfunded commitments to joint ventures	—	2,752
Other liabilities	497	1,281
Total liabilities	72,297	75,833
Shareholders’ Equity	2,280,759	2,243,310
Total liabilities and shareholders’ equity	$2,353,056	$2,319,143

Condensed Statements of Income and Comprehensive Income

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Income
Dividends and return of capital from subsidiaries	$66,313	$124,864	$53,006
Other Income	2,683	3,956	3,488
Total income	68,996	128,820	56,494
Expenses
Interest expense	12,956	10,849	4,323
Salaries and employee benefits	410	410	1,012
Professional fees	862	681	481
Other	1,204	1,223	898
Total expense	15,432	13,163	6,714
Income Before Income Tax and Equity in Undistributed Income of Subsidiaries	53,564	115,657	49,780
Income Tax Benefit	(2,614)	(2,277)	(582)
Income Before Equity in Undistributed Income of Subsidiaries	56,178	117,934	50,362
Equity in Undistributed Income of Subsidiaries	162,592	202,452	228,872
Net Income	$218,770	$320,386	$279,234
Comprehensive Income	$218,870	$322,741	$287,267

Merchants Bancorp

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Operating Activities
Net income	$218,770	$320,386	$279,234
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings from subsidiaries and other operating activities	(157,048)	(205,422)	(229,428)
Net cash provided by operating activities	61,722	114,964	49,806
Investing Activities
Contributed capital to subsidiaries	—	(225,295)	(43,922)
Purchase of equity securities	—	(30,000)	—
Purchase of limited partnership interests or LLC's	(3,576)	(3,038)	(769)
Return of capital from subsidiaries	—	49,017	—
Other investing activity	683	8,301	554
Net cash used in investing activities	(2,893)	(201,015)	(44,137)
Financing Activities
Proceeds from notes payable	—	6,878	64,922
Repayment of notes payable	—	—	(21,000)
Dividends paid	(59,418)	(51,167)	(48,506)
Proceeds from issuance of common stock	—	97,655	—
Proceeds from issuance of preferred stock	—	222,748	—
Redemption of preferred stock	—	(52,044)	—
Funds disbursed for future redemption of Series B preferred stock	—	(125,000)	—
Net cash provided by (used in) financing activities	(59,418)	99,070	(4,584)
Net Change in Cash and Due From Banks	(589)	13,019	1,085
Cash and Due From Banks at Beginning of Year	55,829	42,810	41,725
Cash and Due From Banks at End of Year	$55,240	$55,829	$42,810
Additional Cash Flows Information:
Interest paid	$12,960	$—	$—
Reduction in commitment payable for limited partnership interest of LLCs	(2,752)	—	2,752
Change in prepaid assets for preferred stock repurchase	125,000	—	—

Note 25: Regulatory Matters

The Company and Merchants Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by federal and state banking regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Merchants Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Merchants Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Merchants Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, and other factors. Furthermore, the Company’s and Merchants Bank’s regulators could require adjustments to regulatory capital not reflected in these consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Merchants Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes that, as of December 31, 2025 and 2024, the Company and Merchants Bank met all capital adequacy requirements.

As of December 31, 2025 and 2024, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that

Merchants Bancorp

Notes to Consolidated Financial Statements

notification that management believes have changed the Company’s or Merchants Bank’s category and as of December 31, 2025, Merchants Bank’s capital exceeded the levels agreed to in its MOU described below.

The Company’s and Merchants Bank’s actual capital amounts and ratios are presented in the following tables.

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2025
Total capital(1) (to risk-weighted assets)
Company	$2,365,600	13.6%	$1,822,759	10.5%	$—	N/A	%
Merchants Bank	2,320,227	13.4%	1,821,535	10.5%	1,734,795	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	2,272,014	13.1%	1,475,567	8.5%	—	N/A	%
Merchants Bank	2,226,641	12.8%	1,474,576	8.5%	1,387,836	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,720,724	9.9%	1,215,172	7.0%	—	N/A	%
Merchants Bank	2,226,641	12.8%	1,214,357	7.0%	1,127,617	6.5%
Tier I capital(1) (to average assets)
Company	2,272,014	11.5%	990,358	5.0%	—	N/A	%
Merchants Bank	2,226,641	11.3%	987,284	5.0%	987,284	5.0%
(1)	As defined by regulatory agencies.

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2024
Total capital(1) (to risk-weighted assets)
Company	$2,334,479	13.9%	$1,767,835	10.5%	$—	N/A	%
Merchants Bank	2,165,193	12.9%	1,763,982	10.5%	1,679,983	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	2,234,658	13.3%	1,431,105	8.5%	—	N/A	%
Merchants Bank	2,065,372	12.3%	1,427,985	8.5%	1,343,986	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,562,524	9.3%	1,178,557	7.0%	—	N/A	%
Merchants Bank	2,065,372	12.3%	1,175,988	7.0%	1,091,989	6.5%
Tier I capital(1) (to average assets)
Company	2,234,658	12.1%	925,180	5.0%	—	N/A	%
Merchants Bank	2,065,372	11.2%	922,006	5.0%	922,006	5.0%
(1)	As defined by regulatory agencies.

The Company’s principal source of funds for dividend payments to shareholders is dividends received from Merchants Bank. Banking statutes and regulations limit the maximum amount of dividends that a bank may pay without requesting prior approval of regulatory agencies. Under Indiana law, Merchants Bank may not pay a dividend if such dividend would be greater than retained net income (as defined) for the current year plus those for the previous two years, subject to the capital requirements described above. At December 31, 2025, the amount available, without prior regulatory approval, for dividends which could be paid by Merchants Bank to the Company was $583.9 million.

Merchants Bancorp

Notes to Consolidated Financial Statements

Memorandum of Understanding

On June 30, 2025, Merchants Bank entered into a confidential MOU with the FDIC and IDFI. While the contents of the MOU are confidential under IDFI and FDIC regulations, certain provisions, with the authorization of the IDFI and FDIC, are summarized below. The MOU is an informal administrative agreement among Merchants Bank, FDIC, and IDFI pursuant to which Merchants Bank has agreed to take various actions and enhance specific areas of Merchants Bank’s operations. In particular, Merchants Bank has agreed to maintain certain capital thresholds, manage asset concentrations, and implement certain plans regarding Merchants Bank’s operations and strategy to mitigate risk of certain assets, which it has already implemented. As of December 31, 2025, and as of each of the reporting periods beginning on or after December 31, 2024, Merchants Bank’s capital exceeded the levels agreed to in its MOU and Merchants Bank was within the asset concentration limits agreed to in the MOU. The MOU will remain in effect until modified or terminated by the FDIC and IDFI.

Additionally, under its MOU, if Merchants Bank’s capital ratios fall below the minimums agreed to, Merchants Bank may not pay dividends without the FDIC and IDFI’s prior consent. Merchants Bank has established an internal minimum leverage ratio of 9.0% and a minimum total capital ratio of 12.5%.

Management does not expect the actions called for by these regulatory actions to have a material adverse impact on the Company’s financial performance or Merchants Bank’s ongoing day-to-day operations, although they may have the effect of limiting or delaying the Company’s or Merchants Bank’s ability or plans to expand.

Note 26: Commitments, Credit Risk, and Contingencies

Financial Instruments

Merchants offers certain financial instruments, including commitments with contracts that contain credit risk to the Company and others that are subject to certain performance criteria by the client and or cancellation by the Company. Such commitments were as follows at December 31, 2025 and 2024:

	December 31,
	2025	2024

	(In thousands)
Commitments subject to credit risk:
Commitments to extend credit	$3,608,270	$4,348,628
Standby letters of credit	186,509	204,745
Unfunded warehouse repurchase agreements and other (not cancellable)	184,144	108,532
Total commitments subject to credit risk	$3,978,923	$4,661,905

Commitments subject to certain performance criteria and cancellation:
Outstanding commitments to originate loans	$734,216	$740,886
Unfunded construction draws	228,972	281,152
Unfunded warehouse repurchase agreements and other (cancellable)	250,891	2,681,313
Total commitments subject to certain performance criteria and cancellation	$1,214,079	$3,703,351

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

Merchants Bancorp

Notes to Consolidated Financial Statements

Standby letters of credit. These instruments are irrevocable, conditional commitments issued by the Company or by another party on behalf of the Company, for a fee, to guarantee the performance of a customer to a third party and they generally have fixed expiration dates or other termination clauses. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers. The Company’s policy for obtaining collateral and/or guarantees and the nature thereof is generally the same as that involved extending commitments to its customers. The Company has not been required to fund nor has it incurred any losses on any standby letter of credit commitment during the years ended December 31, 2025, 2024, and 2023.

Unfunded warehouse repurchase agreements and other lines of credit. Through the Mortgage Warehousing segment, the Company has repurchase agreements with certain non-depository financial institution customers engaged in mortgage lending. Funds drawn on the warehouse repurchase agreements are used by the borrowers to fund the loans they originate. The customers’ loans must meet certain credit and underwriting criteria before the Company will fund the draw requests on the repurchase agreements, and the draw requests can typically be denied by the Company. The majority of the warehouse repurchase agreements are unconditionally cancellable by the Company, but some are not subject to cancellation.

Included in the chart above are the following commitments that are subject to certain performance criteria and can be denied by the Company:

Outstanding commitments to originate loans. The Company has entered into lending commitments with customers who have applied for loans that are awaiting closing. The customers must meet certain credit and underwriting criteria before the Company is required to fund the loans. Closing and funding of the majority of these loans is contingent upon various performance criteria by the potential borrower and the commitment may be rescinded by the Company. In many cases, the Company enters into a corresponding sales commitment if it is the Company’s intent to close the loan and to sell the loan after closing.

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

Allowance for credit losses – off-balance sheet credit exposures (ACL-OBCE)

The ACL-OBCE is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from contractual obligations to extend credit such as those included in the categories above. No allowance is recognized if there is an unconditional right to cancel the obligation. The amount of the allowance represents management’s best estimate of expected credit losses on unfunded commitments expect to be funded over the contractual life of the commitment. The allowance was $8.0 million and $12.8 million as of December 31, 2025 and 2024, respectively. The ACL-OBCE is adjusted through the statements of income as a component of provision for credit loss.

Risk-Sharing Arrangements

As a Fannie Mae multi-family lender, the Company assumes a limited portion of the risk of loss during the remaining term on each commercial mortgage loan that is sold to Fannie Mae. Under this loss sharing agreement, Merchants bears a risk of up to one-third of incurred losses resulting from borrower defaults. Accordingly, Merchants maintained a reserve liability for this risk-sharing obligation of $2.9 million and $1.5 million at December 31, 2025 and 2024, respectively. There have been no loans in default during the years ended December 31, 2025, 2024, and 2023.

Repurchase Obligations

Certain single-family loans sold to Fannie Mae or Freddie Mac may require the Company to repurchase loans if it is determined that the Company did not adhere to underwriting guidelines required by these government-sponsored entities. There was a reserve for potential obligations in other liabilities on the balance sheet for $1.2 million and $1.1 million at December 2025 and 2024, respectively.

Merchants Bancorp

Notes to Consolidated Financial Statements

Indemnification Agreements

As part of a Freddie Mac Q-Series Securitization transaction occurring in 2022, the Company established reserve liabilities in other liabilities on the balance sheet related to an indemnification agreement for potential loan losses. The Company established a reserve for contingent financial guarantees, which had a balance of $0.7 million and $0.8 million for December 31, 2025 and 2024, respectively. The Company also established a non-contingent stand-by reserve, which had a balance of $1.5 million and $1.8 million for December 31, 2025 and 2024, respectively. See Note 5: Loans and Allowance for Credit Losses on Loans for additional information on this transaction.

Unconditional Investment Obligations

The Company is contractually obligated to provide additional capital funding to certain investments in LIHTC limited partnerships and LLCs. There was an unfunded liability for these investments of $118.0 million and $93.9 million at December 31, 2025 and 2024, respectively. Additionally, the Company had an obligation to invest in joint ventures for $8.4 million and $3.8 million at December 31, 2025 and 2024, respectively. See Note 9: Qualified Affordable Housing and Other Tax Credits and Note 11: Other Assets and Receivables for additional information on these investments and joint ventures.

Tax Credits

The Company periodically enters into transactions to acquire certain tax credits as part of its overall tax planning strategy. As of December 31, 2025, the Company had commitment to purchase $19.7 million in credits in the first quarter of 2026. The Company had no such commitments as of December 31, 2024.

Other

The Company and its subsidiaries can be parties to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the Company’s consolidated financial position or results of operations.

Note 27: Related Party Transactions

The Company has entered into transactions with certain directors, executive officers, and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to directors, executive officers and their affiliates was not greater than 5% of the Company’s shareholders’ equity at December 31, 2025 and 2024.

Legal Services

The Company retained a law firm of which a Board member is a partner. Services rendered are primarily related to documentation of current loan originations, and loan collections from Merchants Bank’s borrowers. Fees paid to the law firm, both directly and indirectly, totaled $9.7 million, $4.0 million, and $9.4 million for the years ended December 31, 2025, 2024, and 2023 respectively.

Speaking Engagements

The Company made payments to a Board member during 2023 for speaking engagements at corporate events. Fees paid to the Board member totaled $0, $0, and $30,000 for the years ended December 31, 2025, 2024, and 2023, respectively.

Merchants Bancorp

Notes to Consolidated Financial Statements

Corporate Travel

The Company made payments to a company that is owned by the Company’s Chairman and Chief Executive Officer. Payments were made for charter flights taken during 2025, 2024 and 2023 as part of corporate travel expenses. Payments made to the company totaled $25,000, $104,000, and $62,000 for the years ended December 31, 2025, 2024, and 2023, respectively.

Land Sale

During 2025, the Company sold certain land to an entity owned by the Company’s Chairman and Chief Executive Officer. The transaction was effective on December 30, 2025, and the land was sold for $2.2 million, which was paid in cash at closing. The carrying value of the land sold approximated the sales price, and accordingly, no gain or loss was recognized on the transaction. There were no amounts due to or from either party related to this transaction as of December 31, 2025.

Investments

Investments in a Senior Housing and Healthcare Entity

The Company holds a 30% ownership in an LLC that provides funding to the senior housing and healthcare sectors that is accounted for using the equity method of accounting. Transactions with this entity are included in the chart below. As of December 31, 2025, there was an unfunded commitment of $1.5 million for a standby letter of credit issued on behalf of this entity.

Investments in Low-Income Housing Tax Credit Syndications

The Company has a low-income housing tax credit syndication business through one of its subsidiaries and serves as a general partner, limited partner, or managing member. This business is generally funded through capital investments from external investors and in some cases by Merchants Bank, in the form of limited partnership or managing member interests, and bridge loans. Merchants Bank also serves as a warehouse to fund certain low-income housing tax credit projects until they are sold into the syndicated funds. Due to the short time between purchase and sale, no gains or losses were recognized on the sales during 2025, 2024 or 2023. Transactions with these entities are included in the chart below.

Investments in Debt Financing Entities

The Company has invested in single-family, multi-family, and healthcare debt financing entities (debt funds) through its subsidiaries. This business is funded through capital investments from external investors and by the Company, in the form of limited partnership interests. The Company also serves as a warehouse to acquire certain loans until they are sold into the debt funds. Transactions with these entities are included in the chart below. As of December 31, 2025 and 2024, there was an unfunded commitment of $20.0 million for a standby letter of credit issued on behalf of this entity.

See Note 26: Commitments and Credit Risk, and Contingencies for information on commitments for standby letters of credit.

Merchants Bancorp

Notes to Consolidated Financial Statements

The table below provides a summary of the transactions with related entities for which the Company holds an ownership investment. Additional information regarding these investments is provided in Note 12: Variable Interest Entities.

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Investments in Senior Housing and Healthcare Entity
Origination fees received from borrowers referred by the LLC	$45,801	$26,287	$12,669
Fees paid to LLC for loans referred and originated	(41,835)	(20,882)	(9,866)
Servicing income received for loans referred by the LLC	1,515	841	561
Servicing income participation paid to LLC	(884)	(428)	(281)
Income from investment in LLC	7,063	3,536	1,612
Distributions received from LLC	4,221	1,153	993
Interest income paid to LLC for loans originated and referred by the LLC	(1,075)	(2,158)	(3,587)

Investments in LIHTC Syndications
Interest income, financing (1) and other fees received from syndicated funds	$35,461	$31,683	$16,592
Loans and other receivables outstanding, net of participations sold, to syndicated funds	323,300	334,536	127,449

Investments in Debt Financing Entities
Income from investments, servicing, interest income, and management of debt funds	$52,176	$53,274	$29,992
Distributions received from debt funds	1,184	8,871	890
Loans outstanding, net of participations sold, to debt funds	107,705	133,044	108,055
Loans sold to debt funds	513,015	98,184	102,336
Gains (losses) recognized on loans sold to debt funds	2,075	—	(263)
Carrying value, at year-end, of securities held-to-maturity purchased from debt funds	699,957	526,242	472,539
(1)	Financing fees, net of costs to originate, are deferred and recognized in income over the life of the loan.

Note 28: Subsequent Events

None.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of the Company’s disclosure controls and procedures which took place as of December 31, 2025, the Chairman/CEO and CFO believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Based on the evaluation of the Company’s disclosure controls and procedures by the Chairman/CEO and CFO; no changes occurred during the fiscal quarter ended December 31, 2025 in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2025, based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2025.

Forvis Mazars, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has also audited the Company’s internal control over financial reporting as of December 31, 2025. Their report expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

Merchants Bancorp

Carmel, Indiana

Opinion on the Internal Control over Financial Reporting

We have audited Merchants Bancorp’s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025, and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.

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

February 27, 2026

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be in the proxy statement for the 2026 annual meeting of shareholders (the “2026 Proxy Statement”) that will be filed within 120 days after December 31, 2025, which is incorporated by reference.

We have adopted a Code of Conduct that applies to directors, officers, and all other employees including our principal executive officer, principal financial officer and principal accounting officer. The text of the Code of Conduct is available on our website at www.bankmerchants.com, under the “Corporate Profile” section, or in print to any shareholder who requests it. We intend to post information regarding any amendments to, or waivers from, our Code of Conduct on our website.

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

Item 11. Executive Compensation.

The information required by Item 11 will be in the 2026 Proxy Statement, which is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 will be in the 2026 Proxy Statement, which is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be in the 2026 Proxy Statement, which is incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 will be in the 2026 Proxy Statement, which is incorporated by reference.

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

3.4	Second Amended and Restated By-Laws of Merchants Bancorp (incorporated by reference to Exhibit 3.1 of Form 8-K, filed on November 20, 2017).
4	Description of Registered Securities of Merchants Bancorp (incorporated by reference to Exhibit 4 of Form 10-K, filed on February 28, 2025).
10.1*

Description of Incentive Plans for Michael F. Petrie, Chairman and CEO of Merchants Bancorp, Michael Dury, CEO of Merchants Capital Corp., and Michael J. Dunlap, Director, President and Chief Operating Officer of Merchants Bancorp and CEO of Merchants Bank (incorporated by reference to Item 5.02 of Form 8-K, filed on January 23, 2020).

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
10.5*

Form of Change of Control Agreement entered into by Merchants Bancorp and each of Michael J. Dunlap, Scott A. Evans, and Michael R. Dury (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 23, 2020).

19	Merchants Bancorp Insider Trading Policy (incorporated by reference to Exhibit 19 of Form 10-K, filed on February 28, 2025).
21	Subsidiaries of Merchants Bancorp.
23	Consent of Forvis Mazars, LLP.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Merchants Bancorp Clawback Policy (incorporated by reference to Exhibit 97 of Form 10-K, filed on February 28, 2025).
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

Date: February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael F. Petrie
Michael F. Petrie	Director (Chairman); Chief Executive Officer (Principal Executive Officer)	February 27, 2026
/s/ Sean A. Sievers
Sean A. Sievers	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2026
/s/ Randall D. Rogers
Randall D. Rogers	Director	February 27, 2026
/s/ Michael J. Dunlap
Michael J. Dunlap	Director	February 27, 2026
/s/ Scott A. Evans
Scott A. Evans	Director	February 27, 2026
/s/ Sue Anne Gilroy
Sue Anne Gilroy	Director	February 27, 2026
/s/ Andrew A. Juster
Andrew A. Juster	Director	February 27, 2026

/s/ Patrick D. O’Brien
Patrick D. O’Brien	Director	February 27, 2026
/s/ Anne E. Sellers
Anne E. Sellers	Director	February 27, 2026
/s/ David N. Shane
David N. Shane	Director	February 27, 2026
/s/ Tamika D. Catchings
Tamika D. Catchings	Director	February 27, 2026
/s/ Thomas W. Dinwiddie
Thomas W. Dinwiddie	Director	February 27, 2026