Form 10-Q
period 2026-03-31
Merchants Bancorp
filed 2026-05-07
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 30, 2026, the latest practicable date, 45,935,408 shares of the registrant’s common stock, without par value, were issued and outstanding.

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

AI: Artificial Intelligence

AOCL: accumulated other comprehensive loss

ARM: adjustable-rate mortgage

ASC: FASB’s Accounting Standards Codification

ASU: FASB Accounting Standards Update

Board: Board of Directors of Merchants Bancorp

CCO: Chief Credit Officer

CDS: Credit Default Swap

CECL: FASB Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments adopted by the Corporation on January 1, 2022, as amended

CMT: constant maturity rate

CODM: chief operating decision maker

ESOP: Employee Stock Ownership Plan

Farmer Mac: Federal Agricultural Mortgage Corporation

Fannie Mae: Federal National Mortgage Association

FASB: Financial Accounting Standards Board

FCB: Federal Farm Credit Bank

FDIC: Federal Deposit Insurance Corporation

Federal Reserve: Board of Governors of the Federal Reserve System

FHA: Federal Housing Administration

FHLB: Federal Home Loan Bank

Freddie Mac: Federal Home Loan Mortgage Corporation

GAAP: United States generally accepted accounting principles

Ginnie Mae: Government National Mortgage Association

GSE: government sponsored entities, including Fannie Mae and Freddie Mac

HELOC: home equity line of credit

HUD: Department of Housing and Urban Development

LIHTC: low-income housing tax credits

IDFI: Indiana Department of Financial Institutions

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

N/A: not applicable

NASDAQ: NASDAQ Capital Market

PCAOB: Public Company Accounting Oversight Board

REMIC: real estate mortgage investment conduit

ROU: Right of use

SBA: Small Business Administration

SEC: Securities and Exchange Commission

SOFR: Secured Overnight Financing Rate

Treasury: US Department of the Treasury

VIE: variable interest entity

Part I – Financial Information

Item 1. Financial Statements

Merchants Bancorp

Condensed Consolidated Balance Sheets

March 31, 2026 (Unaudited) and December 31, 2025

(In thousands, except share data)

	March 31,	December 31,
	2026	2025*
Assets
Cash and due from banks	$19,642	$15,844
Interest-earning demand accounts	63,573	196,358
Cash and cash equivalents	83,215	212,202
Securities purchased under agreements to resell	1,511	1,520
Mortgage loans in process of securitization	437,001	620,094
Securities available for sale (includes $550,207 and $571,314 at fair value)	843,896	865,058
Securities held to maturity (fair value of $1,426,444 and $1,543,554)	1,425,982	1,543,659
Federal Home Loan Bank (FHLB) stock and other equity securities	227,589	227,589
Loans held for sale (includes $163,426 and $76,980 at fair value)	4,709,688	3,873,012
Loans receivable (includes $46,427 and $47,318 at fair value), net of allowance for credit losses on loans of $76,831 and $83,301	11,399,882	10,951,381
Premises and equipment, net	73,695	73,929
Servicing rights	229,576	217,296
Interest receivable	77,326	81,807
Goodwill	8,014	8,014
Other real estate owned	60,226	60,145
Other assets and receivables	744,181	713,237
Total assets	$20,321,782	$19,448,943
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$501,864	$604,081
Interest-bearing	12,449,889	12,437,111
Total deposits	12,951,753	13,041,192
Borrowings	4,773,490	3,842,592
Deferred and current tax liabilities, net	46,403	33,900
Other liabilities	219,833	250,500
Total liabilities	17,991,479	17,168,184
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 75,000,000 shares
Issued and outstanding - 45,935,408 and 45,893,172 shares	243,433	243,310
Preferred stock, without par value - 5,000,000 total shares authorized
6% Series C Preferred stock - $1,000 per share liquidation preference
Authorized - 200,000 shares
Issued and outstanding - 196,181 shares (equivalent to 7,847,233 depositary shares)	191,084	191,084
8.25% Series D Preferred stock - $1,000 per share liquidation preference
Authorized - 300,000 shares
Issued and outstanding - 142,500 shares (equivalent to 5,700,000 depositary shares)	137,459	137,459
7.625% Series E Preferred stock - $1,000 per share liquidation preference
Authorized - 230,000 shares
Issued and outstanding - 230,000 shares (equivalent to 9,200,000 depositary shares)	222,748	222,748
Retained earnings	1,536,383	1,486,191
Accumulated other comprehensive loss	(804)	(33)
Total shareholders' equity	2,330,303	2,280,759
Total liabilities and shareholders' equity	$20,321,782	$19,448,943

* Derived from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Income (Unaudited)

For the Three Months Ended March 31, 2026 and 2025

(In thousands, except share data)

	Three Months Ended
	March 31,
	2026	2025
Interest Income
Loans	$230,269	$239,280
Mortgage loans in process of securitization	4,387	3,743
Investment securities:
Available for sale	9,942	12,358
Held to maturity	19,479	24,358
FHLB stock and other equity securities (dividends)	4,394	4,372
Other	2,040	3,093
Total interest income	270,511	287,204
Interest Expense
Deposits	109,849	123,941
Short-term borrowings	28,937	33,364
Long-term borrowings	3,077	7,703
Total interest expense	141,863	165,008
Net Interest Income	128,648	122,196
Provision for credit losses	15,299	7,727
Net Interest Income After Provision for Credit Losses	113,349	114,469
Noninterest Income
Gain on sale of loans	13,506	11,619
Loan servicing fees, net	15,099	4,010
Mortgage warehouse fees	1,620	1,513
Syndication and asset management fees	3,117	3,389
Other income	13,257	3,162
Total noninterest income	46,599	23,693
Noninterest Expense
Salaries and employee benefits	38,565	36,419
Loan expense	1,185	798
Occupancy and equipment	3,081	2,351
Professional fees	2,767	2,894
Deposit insurance expense	8,408	7,228
Technology expense	2,679	2,374
Credit risk transfer premium expense	5,764	3,862
Other expense	13,193	5,738
Total noninterest expense	75,642	61,664
Income Before Income Taxes	84,306	76,498
Provision for income taxes	16,574	18,259
Net Income	$67,732	$58,239
Dividends on preferred stock	(10,265)	(10,265)
Impact of preferred stock redemption	—	(5,371)
Net Income Allocated to Common Shareholders	57,467	42,603
Basic Earnings Per Share	$1.25	$0.93
Diluted Earnings Per Share	$1.25	$0.93
Weighted-Average Shares Outstanding
Basic	45,929,936	45,824,022
Diluted	45,997,744	45,914,083

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three Months Ended March 31, 2026 and 2025

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Net Income	$67,732	$58,239
Other Comprehensive Income:
Net unrealized (losses) gains on investment securities available for sale, net of tax benefit (expense) of $241 and $(17)	(771)	56
Other comprehensive (loss) income for the period	(771)	56
Comprehensive Income	$66,961	$58,295

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2026 and 2025

(In thousands, except share data)

	Three Months Ended
	March 31,
	2026		2025
	Shares	Amount	Shares	Amount
Common Stock
Balance beginning of period	45,893,172	$243,310	45,767,166	$240,313
Repurchase of common stock	(73,164)	(781)	—	—
Distribution to employee stock ownership plan	43,868	1,494	30,802	1,124
Shares issued for stock compensation plans, net of taxes withheld to satisfy tax obligations	71,532	(590)	83,738	(925)
Balance end of period	45,935,408	243,433	45,881,706	240,512

6% Series B Preferred Stock
Balance beginning of period	—	—	125,000	120,844
Redemption of 6% Series B preferred stock	—	—	(125,000)	(120,844)
Balance at end of period	—	—	—	—

6% Series C Preferred Stock
Balance at beginning and end of period	196,181	191,084	196,181	191,084

8.25% Series D Preferred Stock
Balance at beginning and end of period	142,500	137,459	142,500	137,459

7.625% Series E Preferred Stock
Balance at beginning and end of period	230,000	222,748	230,000	222,748

Retained Earnings
Balance beginning of period		1,486,191		1,330,995
Net income		67,732		58,239
Dividends on 6% Series C preferred stock, $60.00 per share, annually		(2,943)		(2,943)
Dividends on 8.25% Series D preferred stock, $82.50 per share, annually		(2,939)		(2,939)
Dividends on 7.625% Series E preferred stock, $76.25 per share, annually		(4,383)		(4,383)
Dividends on common stock, $0.44 per share, annually in 2026 and $0.40 per share, annually in 2025		(5,054)		(4,589)
Impact of 6% Series B preferred stock redemption		—		(4,156)
Excise tax on preferred stock redemption		—		(1,215)
Repurchase of common stock		(2,221)		—
Balance end of period		1,536,383		1,369,009

Accumulated Other Comprehensive Loss
Balance beginning of period		(33)		(133)
Other comprehensive (loss) income		(771)		56
Balance end of period		(804)		(77)

Total shareholders' equity		$2,330,303		$2,160,735

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2026 and 2025

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Operating activities:
Net income	$67,732	$58,239
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,370	770
Provision for credit losses	15,299	7,727
Gain on sale of loans	(13,506)	(11,619)
Proceeds from sold loans and principal collected	12,525,217	8,012,025
Loans and participations originated and purchased for sale	(13,353,384)	(7,948,208)
Proceeds from sale of low-income housing tax credits	1	410
Purchases of low-income housing tax credits for sale	(6,803)	(7,305)
Purchases of other tax credits	(18,168)	—
Change in servicing rights for paydowns and fair value adjustments	(6,406)	3,562
Net change in:
Mortgage loans in process of securitization	183,093	38,409
Other assets and receivables	22,261	11,660
Other liabilities	(15,051)	(16,017)
Other	1,021	(1,615)
Net cash (used in) provided by operating activities	(597,324)	148,038
Investing activities:
Net change in securities purchased under agreements to resell	9	9
Purchases of securities available for sale	(204,335)	(162,999)
Purchases of mortgage servicing rights	(125)	—
Proceeds from calls, maturities and paydowns of securities available for sale	216,893	189,000
Proceeds from calls, maturities and paydowns of securities held to maturity	117,721	58,453
Purchases of loans	(27,330)	(19,871)
Net change in loans receivable	(492,763)	(40,937)
Proceeds from loans held for sale previously classified as loans receivable	55,570	—
Purchase of FHLB stock	—	(46)
Purchases of premises and equipment	(1,146)	(6,859)
Purchase of limited partnership interests	(974)	(19,427)
Other investing activities	1,223	1,774
Net cash used in investing activities	(335,257)	(903)
Financing activities:
Net change in deposits	(108,984)	296,982
Proceeds from borrowings	69,470,000	58,640,042
Repayment of borrowings	(68,539,101)	(59,014,014)
Payment of credit linked notes	—	(10,605)
Repurchase of common stock	(3,002)	—
Dividends	(15,319)	(14,854)
Net cash provided by (used in) financing activities	803,594	(102,449)
Net Change in Cash and Cash Equivalents	(128,987)	44,686
Cash and Cash Equivalents, Beginning of Period	212,202	476,610
Cash and Cash Equivalents, End of Period	$83,215	$521,296
Supplemental Cash Flows Information:
Interest paid	$142,692	$169,563
Income taxes paid, net of refunds	2,301	3,176
Reduction in commitment payable for limited partnership interest of LLCs	—	2,752
Liabilities accrued for additions in premises and equipment	—	3,081
Liabilities accrued for excise tax on preferred stock repurchase	—	1,215
Change in prepaid assets for preferred stock repurchase	—	125,000

See notes to condensed consolidated financial statements.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Merchants Bancorp, a registered bank holding company (the “Company”) and its wholly owned subsidiaries, Merchants Bank and MIP. Merchants Bank’s primary operating subsidiaries include MCC, MCS, and MCI. All directly and indirectly owned subsidiaries owned by Merchants Bancorp are collectively referred to as the “Company”.

The accompanying unaudited condensed consolidated balance sheets of the Company as of December 31, 2025, which have been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of March 31, 2026 and for the three months ended March 31, 2026 and 2025, were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2025 in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included to present fairly the financial position as of March 31, 2026 and the results of operations, cash flows, and changes in shareholders’ equity for the three months ended March 31, 2026 and 2025. All interim amounts have not been audited and the results of operations for the three months ended March 31, 2026, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of and for the period ended March 31, 2026 and 2025 include results from the Company, and its wholly owned subsidiaries, Merchants Bank and MIP. Also included are Merchants Bank’s primary operating subsidiaries, MCC, MCS and MCI, as well as all direct and indirectly owned subsidiaries owned by Merchants Bancorp.

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

The Company holds a variable interest in an investment for which it is the primary beneficiary, and its results have been consolidated in all periods presented. The investment is recorded on the unaudited condensed consolidated balance sheets in other assets and its significant liabilities in borrowings. Additionally, the Company has certain variable interest investments where it was not deemed to be a primary beneficiary of as of March 31, 2026 and December 31, 2025. These VIEs are not consolidated and the equity method or proportional amortization method of accounting has been applied. The Company will analyze whether the primary beneficiary designation has changed through triggering events on a prospective basis. Changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment. See Note 8: Variable Interest Entities (VIEs) for additional information about VIEs.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and use judgements that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the current circumstances. These estimates form the basis for making judgements about the carrying value of certain assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates under different assumptions or conditions.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on loans and fair values of servicing rights and financial instruments.

Significant Accounting Policies

The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. For additional information regarding significant accounting policies, see the Company’s 2025 Annual Report on Form 10–K.

Reclassifications

Certain reclassifications have been made in the 2025 footnotes to the unaudited condensed consolidated financial statements to conform to the footnotes to the unaudited condensed consolidated financial statement presentation as of and for the three months ended March 31, 2026. These reclassifications had no effect on the unaudited condensed consolidated financial statements as a whole nor on net income.

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

The updates in ASU 2024-03 are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. An entity shall apply the ASU on a prospective basis to financial

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

statements for annual periods beginning after the effective date. The Company is continuing to evaluate the impact of adopting this new guidance on our disclosures.

FASB ASU 2025-08 – Financial Instruments – Credit Losses – Purchased Loans

In November 2025, the FASB issued an ASU to simplify and enhance comparability in the accounting for purchased loans under CECL. This update will require updates to CECL models and accounting processes for the new category of certain acquired loans.

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

Note 2:   Investment Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities available for sale and held to maturity were as follows:

	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available for sale:
Treasury notes	$31,327	$13	$—	$31,340
Federal Agencies	259,865	4	1,067	258,802
Mortgage-backed - Agency (1) - multi-family	3,553	—	6	3,547
Mortgage-backed - Non-Agency - residential - fair value option (2)	371,222	—	—	371,222
Mortgage-backed - Agency - residential - fair value option (2)	178,985	—	—	178,985
Total securities available for sale	$844,952	$17	$1,073	$843,896
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$394,844	$—	$892	$393,952
Mortgage-backed - Non-Agency - residential	663,192	2,014	—	665,206
Mortgage-backed - Non-Agency - healthcare	356,306	—	3	356,303
Mortgage-backed - Agency - multi-family	11,640	—	657	10,983
Total securities held to maturity	$1,425,982	$2,014	$1,552	$1,426,444

FHLB and other equity securities (3)	$227,589
(1)	Agency includes government sponsored entities, such as Fannie Mae, Freddie Mac, Ginnie Mae, FHLB and FCB.
(2)	Fair value option securities represent securities which the Company has elected to carry at fair value with changes in the fair value recognized in earnings as they occur.
(3)	The Company reports the carrying value utilizing the measurement alternative election, reflecting any impairments or other adjustments if observable price changes occur for identical or similar investments of the same issuer.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available for sale:
Treasury notes	$30,635	$45	$—	$30,680
Federal Agencies	259,591	21	104	259,508
Mortgage-backed - Agency (1) - multi-family	3,562	—	6	3,556
Mortgage-backed - Non-Agency - residential - fair value option (2)	385,460	—	—	385,460
Mortgage-backed - Agency - residential - fair value option (2)	185,854	—	—	185,854
Total securities available for sale	$865,102	$66	$110	$865,058
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$438,430	$—	$950	$437,480
Mortgage-backed - Non-Agency - residential	699,957	1,655	127	701,485
Mortgage-backed - Non-Agency - healthcare	393,588	—	4	393,584
Mortgage-backed - Agency - multi-family	11,684	—	679	11,005
Total securities held to maturity	$1,543,659	$1,655	$1,760	$1,543,554

FHLB and other equity securities (3)	$227,589
(1)	Agency includes government sponsored entities, such as Fannie Mae, Freddie Mac, Ginnie Mae, FHLB and FCB.
(2)	Fair value option securities represent securities which the Company has elected to carry at fair value with changes in the fair value recognized in earnings as they occur.
(3)

The Company reports the carrying value utilizing the measurement alternative election, reflecting any impairments or other adjustments if observable price changes occur for identical or similar investments of the same issuer.

Accrued interest on securities available for sale totaled $4.3 million at March 31, 2026 and $3.8 million at December 31, 2025, and is excluded from the estimate of credit losses.

Accrued interest on securities held to maturity totaled $4.5 million at March 31, 2026 and $5.0 million at December 31, 2025, and is excluded from the estimate of credit losses.

The amortized cost and fair value of securities available for sale at March 31, 2026 and December 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2026		December 31, 2025
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Securities available for sale:
Within one year	$61,194	$61,210	$85,226	$85,292
After one through five years	229,998	228,932	205,000	204,896
	291,192	290,142	290,226	290,188
Mortgage-backed - Agency - multi-family	3,553	3,547	3,562	3,556
Mortgage-backed - Non-Agency residential - fair value option	371,222	371,222	385,460	385,460
Mortgage-backed - Agency - residential - fair value option	178,985	178,985	185,854	185,854
	$844,952	$843,896	$865,102	$865,058
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$394,844	$393,952	$438,430	$437,480
Mortgage-backed - Non-Agency - residential	663,192	665,206	699,957	701,485
Mortgage-backed - Non-Agency - healthcare	356,306	356,303	393,588	393,584
Mortgage-backed - Agency - multi-family	11,640	10,983	11,684	11,005
	$1,425,982	$1,426,444	$1,543,659	$1,543,554

During the three months ended March 31, 2026 and 2025, no securities available for sale were sold.

The following tables show the Company’s gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, for which an ACL has not been recorded, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026 and December 31, 2025.

	March 31, 2026
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Securities available for sale:
Federal Agencies	$228,932	$1,067	$—	$—	$228,932	$1,067
Mortgage-backed - Agency - multi-family	3,547	6	—	—	3,547	6
	$232,479	$1,073	$—	$—	$232,479	$1,073

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2025
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Securities available for sale:
Federal Agencies	$204,896	$104	$—	$—	$204,896	$104
Mortgage-backed - Agency - multi-family	3,556	6	—	—	3,556	6
	$208,452	$110	$—	$—	$208,452	$110

Allowance for Credit Losses

There were no credit-related factors underlying unrealized losses on available for sale securities at March 31, 2026 and December 31, 2025, accordingly no allowance for credit losses has been recorded. Furthermore, unrealized losses on the Company’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased.

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

The Company has a held to maturity, non-Agency, mortgage-backed security with an amortized cost value of $394.8 million and fair value of $394.0 million at March 31, 2026, acquired via a mortgage securitization transaction facilitated by the Company, which has experienced delinquencies in some of the underlying loans. As of March 31, 2026, 36% of the portfolio was delinquent. Additionally, the security is a senior tranche that has credit protection from the first 17.9% of losses. The Company continues to receive timely interest payments on this security, which was current as of March 31, 2026. The Company is not expected to have credit losses based on the loan-to-value of the underlying loans, its credit protection and expected cash flows. However, given the delinquencies on some of the underlying loans, the Company has classified the security as Special Mention as of March 31, 2026. This same security had an amortized cost value of $438.4 million and fair value of $437.5 million and was also classified as Special Mention at December 31, 2025. All other securities held to maturity were classified as Pass as of March 31, 2026 and December 31, 2025. No allowance for credit losses were recorded for this, or any other non-Agency security, as of March 31, 2026 and December 31, 2025. See Note 4: Loans and Allowance for Credit Losses on Loans for more information on the definitions of risk classifications for both loans and securities.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3:   Mortgage Loans in Process of Securitization

Mortgage loans in process of securitization are recorded at fair value with changes in fair value recorded in earnings. These include multi-family rental real estate loan originations to be sold as Ginnie Mae mortgage-backed securities and Fannie Mae and Freddie Mac participation certificates, all of which are pending settlements with firm investor commitments to purchase the securities, typically occurring within 30 days. The aggregate positive fair value adjustment recorded in mortgage loans in process of securitization was $0.4 million and $5.2 million as of March 31, 2026 and December 31, 2025, respectively.

Note 4:   Loans and Allowance for Credit Losses on Loans

Most loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost at their outstanding principal balances adjusted for charge-offs, the ACL-Loans, and deferred fees or costs, including premiums or discounts on purchased loans.

Certain loans receivable are measured at fair value. These loans were previously designated as held for sale and measured at fair value and continue to be measured at fair value as loans receivable (held for investment) in accordance with the Company’s valuation election.

For loans receivable held at amortized cost or fair value, interest income is accrued based on the unpaid principal balance.

The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest separately from the related loan balance on the unaudited condensed consolidated balance sheets. Accrued interest on loans totaled $48.1 million and $51.4 million at March 31, 2026 and December 31, 2025, respectively.

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

Loan Portfolio Summary

Loans receivable at March 31, 2026 and December 31, 2025 include:

	March 31,	December 31,
	2026	2025

	(In thousands)
Mortgage warehouse repurchase agreements(1)	$1,982,411	$1,600,285
Residential real estate(2)	1,038,724	1,018,780
Multi-family financing	5,537,711	5,332,680
Healthcare financing	1,260,821	1,385,359
Commercial and commercial real estate(1)(3)(4)	1,560,788	1,603,551
Agricultural production and real estate	92,527	92,077
Consumer and margin loans	3,731	1,950
Loans Receivable	11,476,713	11,034,682
Less:
ACL-Loans	76,831	83,301

Loans Receivable, net	$11,399,882	$10,951,381
(1)	The warehouse portfolio is exclusively made up of loans to residential and multi-family mortgage bankers that are funding agency-eligible mortgages and commercial loans, which represent all the Company’s loans to non-depository institutions.
(2)	Includes $833.1 million and $832.2 million of All-in-One© first-lien home equity lines of credit at March 31, 2026 and December 31, 2025, respectively.
(3)	Includes $921.3 million and $944.3 million of revolving lines of credit collateralized primarily by servicing rights as of March 31, 2026 and December 31, 2025, respectively.
(4)	Includes only $19.7 million and $19.5 million of non-owner occupied commercial real estate as of March 31, 2026 and December 31, 2025, respectively.

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

Residential Real Estate Loans (RES RE): Real estate loans are secured by owner-occupied one-to-four family residences. Repayment of residential real estate loans is primarily dependent on the personal income and assets of the borrowers. Credit risk for these loans is driven by those factors, as well as the credit rating of the borrowers and property values. In addition to loans originated for sale, and some loans receivable, included in this segment are All-in-

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

One© first-lien HELOC products that integrate a borrower’s mortgage and deposit account into a single facility and have typically carried a base interest rate of One-Year CMT, plus a margin. Originations since March 2025 are tied to 30-day SOFR, plus a margin.

Multi-family Financing (MF FIN): The Company specializes in originating multi-family financing that can be Market Rate or Affordable. The portfolio includes loans for construction, acquisition, refinance, or permanent financing. Loans are typically secured by real estate mortgages, assignment of LIHTCs, and/or equity interest in the underlying properties. All loans are assessed and reviewed at a minimum based on borrower strength/experience, historical property performance, market trends, projected financial performance with regards to intended strategy, and source of repayment. Independent third-party reports are used to ensure legal conformity and support valuations of the assets. Exit strategies and sources of repayment are provided through the secondary market via governmental programs, strategic refinances, LIHTC equity installments, and cashflow from the properties. Repayment of these loans may include refinancing to a permanent loan or sale of the property, as well as successful operation of a business or property and the borrower’s cash flows. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economy in the related market area. Interest rate risk is mitigated by borrower purchased rate caps, interest reserves, liquidity covenants, and forward commitments from GSEs. These loans are well-collateralized and underwritten to agency guidelines. Loans included in this segment typically carry a base rate of 30-day SOFR, that adjusts on a monthly basis, and a margin. The Company focuses on loan classes that are underwritten to FHA or GSE guidelines or can be sold in the secondary market.

Healthcare Financing (HC FIN): The healthcare financing portfolio includes customized loan products for need-based, independent living, assisted living, memory care and skilled nursing projects. A variety of loan products are available to accommodate rehabilitation, acquisition, and refinancing of healthcare properties. Credit risk in these loans is primarily driven by local demographics and the expertise of the operators of the facilities. Repayment of these loans may include refinancing to a permanent loan or sale of the property, as well as successful operation of a business or property and the borrower’s cash flows. These loans are well-collateralized and underwritten to agency guidelines. Loans included in this segment typically carry a base rate of 30-day SOFR that adjusts on a monthly basis, plus a margin. The Company focuses on loan classes that are underwritten to FHA guidelines or can be sold in the secondary market.

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

Loan characteristics used in determining the segmentation include the underlying collateral, type or purpose of the loan, and expected credit loss patterns. The initial estimate of expected credit losses for each segment is based on historical credit loss experience and management’s judgement. Given the Company’s historical credit loss experience, peer and industry data was also incorporated into the measurement. Expected life of loan credit losses are quantified using discounted cash flows and remaining life methodologies.

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

The following tables present, by loan portfolio segment, the activity in the ACL-Loans for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$4,269	$4,672	$43,041	$18,595	$11,998	$697	$29	$83,301
Provision for credit losses	(448)	(1,129)	19,627	(647)	(1,300)	(227)	17	15,893
Loans charged to the allowance	—	(236)	(10,476)	(12,267)	—	—	—	(22,979)
Recoveries of loans previously charged-off	—	—	613	—	3	—	—	616
Balance, end of period	$3,821	$3,307	$52,805	$5,681	$10,701	$470	$46	$76,831

	Three Months Ended March 31, 2025
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$3,816	$5,942	$55,126	$8,562	$10,293	$539	$108	$84,386
Provision for credit losses	(69)	203	8,684	565	87	69	(33)	9,506
Loans charged to the allowance	—	—	(10,394)	—	(113)	—	—	(10,507)
Recoveries of loans previously charged-off	—	—	—	—	28	—	—	28
Balance, end of period	$3,747	$6,145	$53,416	$9,127	$10,295	$608	$75	$83,413

The Company recorded a total provision for credit losses of $15.3 million for the three months ended March 31, 2026. The $15.3 million total provision for credit losses consisted of $15.9 million for the ACL-Loans as shown above, net of $0.6 million release for the ACL-OBCE’s and net of a $7,000 release for the ACL-Guarantees, related to a loan securitization.

The Company recorded a total provision for credit losses of $7.7 million for the three months ended March 31, 2025. The $7.7 million total provision for credit losses consisted of $9.5 million for the ACL-Loans as shown above, net of $1.7 million release for the ACL-OBCE’s and $0.1 million release for the ACL-guarantees, related to a loan securitization.

The following table presents, by loan portfolio segment, the activity in the ACL-Loans for the year ended December 31, 2025.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The below table presents the amortized cost basis and ACL-Loans allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL-Loans Allocation

	(In thousands)
RES RE	$7,317	$—	$—	$7,317	$26
MF FIN	191,053	—	—	191,053	13,007
HC FIN	60,771	—	—	60,771	274
CML & CRE	11,302	—	557	11,859	183
AG & AGRE	181	3	—	184	1
Total collateral dependent loans	$270,624	$3	$557	$271,184	$13,491

There were no significant changes to the types of collateral securing the Company’s collateral dependent loans compared to December 31, 2025.

	December 31, 2025
	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL-Loans Allocation

	(In thousands)
RES RE	$7,681	$—	$—	$7,681	$39
MF FIN	213,289	—	—	213,289	5,618
HC FIN	72,825	—	—	72,825	12,515
CML & CRE	8,725	—	566	9,291	270
AG & AGRE	181	4	—	185	2
Total collateral dependent loans	$302,701	$4	$566	$303,271	$18,444

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

Substandard - Loans classified as Substandard are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. When a loan in the form of a line of credit is downgraded to Substandard, it is evaluated for impairment and future draws under the line of credit require the approval of an officer of Senior Credit Officer or above.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Doubtful - Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following tables present the credit risk profile of the Company’s loan receivable portfolio based on internal risk rating category and origination or extension year as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	TOTAL

	(In thousands)
MTG WHRA
Pass	$—	$—	$—	$—	$—	$—	$1,982,411	$1,982,411
Total	$—	$—	$—	$—	$—	$—	$1,982,411	$1,982,411
RES RE
Pass	$6,033	$68,856	$31,693	$18,899	$6,304	$25,844	$873,778	$1,031,407
Substandard	—	—	—	431	—	—	6,886	7,317
Total	$6,033	$68,856	$31,693	$19,330	$6,304	$25,844	$880,664	$1,038,724
Charge-offs	$—	$—	$214	$—	$22	$—	$—	$236
MF FIN
Pass	$488,177	$1,013,792	$533,632	$288,552	$169,055	$24,499	$2,629,984	$5,147,691
Special Mention	5,875	57,092	34,210	48,161	49,600	—	4,029	198,967
Substandard	8,854	37,296	16,517	79,259	44,470	—	4,657	191,053
Total	$502,906	$1,108,180	$584,359	$415,972	$263,125	$24,499	$2,638,670	$5,537,711
Charge-offs	$—	$—	$1,052	$—	$6,627	$2,797	$—	$10,476
HC FIN
Pass	$237,948	$509,013	$378	$7,081	$—	$4,197	$410,345	$1,168,962
Special Mention	—	13,460	17,628	—	—	—	—	31,088
Substandard	9,000	32,771	—	—	—	8,050	10,950	60,771
Total	$246,948	$555,244	$18,006	$7,081	$—	$12,247	$421,295	$1,260,821
Charge-offs	$—	$—	$—	$—	$—	$12,267	$—	$12,267
CML & CRE
Pass	$16,747	$63,526	$45,854	$41,647	$56,618	$63,401	$1,256,934	$1,544,727
Special Mention	35	750	773	548	500	996	600	4,202
Substandard	—	2,593	209	121	587	8,349	—	11,859
Total	$16,782	$66,869	$46,836	$42,316	$57,705	$72,746	$1,257,534	$1,560,788
AG & AGRE
Pass	$7,647	$13,514	$14,684	$6,478	$4,004	$21,799	$24,128	$92,254
Special Mention	—	89	—	—	—	—	—	89
Substandard	—	—	—	3	181	—	—	184
Total	$7,647	$13,603	$14,684	$6,481	$4,185	$21,799	$24,128	$92,527
CON & MAR
Pass	$17	$120	$63	$13	$1	$—	$3,517	$3,731
Total	$17	$120	$63	$13	$1	$—	$3,517	$3,731

Total Pass	$756,569	$1,668,821	$626,304	$362,670	$235,982	$139,740	$7,181,097	$10,971,183
Total Special Mention	$5,910	$71,391	$52,611	$48,709	$50,100	$996	$4,629	$234,346
Total Substandard	$17,854	$72,660	$16,726	$79,814	$45,238	$16,399	$22,493	$271,184
Total Loans	$780,333	$1,812,872	$695,641	$491,193	$331,320	$157,135	$7,208,219	$11,476,713
Total Charge-offs	$—	$—	$1,266	$—	$6,649	$15,064	$—	$22,979

All loans held for sale were pass grade as of March 31, 2026 and are not included in the table above. The Company did not have any material revolving loans converted to term loans that were not re-underwritten at March 31, 2026.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

All loans held for sale were pass grade as of December 31, 2025 and are not included in the table above. The Company did not have any material revolving loans converted to term loans that were not re-underwritten at December 31, 2025.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Delinquent Loans

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)
MTG WHRA	$—	$—	$—	$—	$1,982,411	$1,982,411
RES RE	9,454	850	3,184	13,488	1,025,236	1,038,724
MF FIN	32,866	—	155,957	188,823	5,348,888	5,537,711
HC FIN	—	8,633	18,152	26,785	1,234,036	1,260,821
CML & CRE	10,717	108	2,257	13,082	1,547,706	1,560,788
AG & AGRE	90	—	3	93	92,434	92,527
CON & MAR	—	—	—	—	3,731	3,731
	$53,127	$9,591	$179,553	$242,271	$11,234,442	$11,476,713
	—%	—%	2%	2%	98%	100%

The table above excludes one residential loan of $0.3 million, 60-89 days past due, classified as held for sale at March 31, 2026.

	December 31, 2025
	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)
MTG WHRA	$—	$—	$—	$—	$1,600,285	$1,600,285
RES RE	5,077	2,430	3,479	10,986	1,007,794	1,018,780
MF FIN	—	47,475	111,348	158,823	5,173,857	5,332,680
HC FIN	—	—	26,167	26,167	1,359,192	1,385,359
CML & CRE	7,517	659	2,280	10,456	1,593,095	1,603,551
AG & AGRE	—	125	4	129	91,948	92,077
CON & MAR	—	—	—	—	1,950	1,950
	$12,594	$50,689	$143,278	$206,561	$10,828,121	$11,034,682
	—%	—%	1%	2%	98%	100%

The table above excludes one multi-family loan of $0.3 million, 30-59 days past due, classified as held for sale that was past due as of December 31, 2025.

Nonperforming Loans

Nonaccrual loans, including modified loans to borrowers experiencing financial difficulty that have not met the six-month minimum performance criterion, are reported as nonperforming loans. For all loan classes, it is the Company’s policy to have any modified loans which are on nonaccrual status prior to being modified, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is doubtful under the terms of the loan agreement. Generally, this is at 90 days or more past due. The amount of interest income recognized on nonaccrual financial assets was inconsequential for both the three months ended March 31, 2026 and 2025.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s nonperforming loans at March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing

	(In thousands)
RES RE	$7,218	$69	$7,680	$—
MF FIN	175,950	4,029	128,241	—
HC FIN	46,671	4,252	59,574	—
CML & CRE	9,266	—	2,313	—
AG & AGRE	3	—	4	—
	$239,108	$8,350	$197,812	$—

The Company did not have any loans classified as held for sale on nonaccrual or 90 days past due and accruing as of March 31, 2026 or December 31, 2025.

The Company did not have any nonaccrual loans without an estimated ACL at March 31, 2026 or December 31, 2025.

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

The following tables present the amortized cost basis of loans at March 31, 2026 and 2025 that were both experiencing financial difficulty and modified during the three months ended March 31, 2026 and 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of loans receivable is also presented below:

	Three Months Ended March 31, 2026
	Combination - Term Extension and Payment Delay	Total Class of Loans Receivable	% of Total Class of Loans Receivable

	(In thousands)
MF FIN	$25,687	$25,687	—%
HC FIN	9,000	9,000	—%
Total	$34,687	$34,687	—%

	Three Months Ended March 31, 2025
	Term Extension	Combination - Term Extension and Payment Delay	Total Class of Loans Receivable	% of Total Class of Loans Receivable

MF FIN	$4,290	$51,349	$55,639	1%
CML & CRE		177	177	—%
Total	$4,290	$51,526	$55,816	1%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty. Loans with risk classifications of Pass and Special Mention were part of the pooled loan ACL analysis. Loans

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

classified as Substandard or worse were individually evaluated for credit losses and specific reserves were established, if applicable. During the three months ended March 31, 2026, there were no specific reserves recorded on troubled loan modifications disclosed above. As of March 31, 2025, $5.8 million in specific reserves were recorded on troubled loan modifications disclosed above. The Company had a commitment to lend $0.2 million and $0 as of March 31, 2026 and 2025, respectively, to the borrowers included in the tables above.

Three Months Ended March 31, 2026
Combination - Term Extension and Payment Delay
Financial Effect
MF FIN	Added a weighted average of 4 months.
HC FIN	Added a weighted average of 12 months.

Three Months Ended March 31, 2025
	Term Extension	Combination - Term Extension and Payment Delay
	Financial Effect	Financial Effect
MF FIN	Added a weighted average of 1 month.	Added a weighted average of 5 months.
CML & CRE		Term extension added a weighted average of 61 months and payment delay added a weighted average of 12 months.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that were modified in the twelve months following modification.

	March 31, 2026
		30 - 89 Days	90+ Days	Total
	Current	Past Due	Past Due	Loans

	(In thousands)
MF FIN	$69,854	$—	$11,540	$81,394
HC FIN	59,659	8,633	4,252	72,544
CML & CRE	761	—	—	761
Total	$130,274	$8,633	$15,792	$154,699

	March 31, 2025
		30 - 89 Days	90+ Days	Total
	Current	Past Due	Past Due	Loans

	(In thousands)
MF FIN	$89,507	$4,290	$17,031	$110,828
HC FIN	4,211	9,649	—	13,860
CML & CRE	177	—	—	177
Total	$93,895	$13,939	$17,031	$124,865

During the three months ended March 31, 2026, there were three loan defaults totaling $24.4 million to a borrower whose loans were modified due to financial difficulties within the previous twelve months. During the three months ended March 31, 2025, there was a default on an $23.3 million loan to a borrower whose loan was modified due to financial difficulties within the previous twelve months.

Foreclosures

There were $3.4 million in process of foreclosure as of March 31, 2026 and there were $3.5 million in process of foreclosure as of December 31, 2025.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Loans Purchased

The Company purchased $27.3 million and $19.9 million of loans during the three months ended March 31, 2026 and 2025, respectively.

Standby Letters of Credit

The Company issues instruments, in the normal course of business with customers, that are considered financial guarantees. Standby letters of credit guarantees are issued in connection with agreements made by customers to counterparties. Standby letters of credit are contingent upon failure of the customer to perform the terms of the underlying contract. Although credit risk associated with the standby letters of credit is essentially the same as that associated with extending loans to customers and is subject to normal credit policies, the Company has never had to fund a standby letter of credit. The terms of these standby letters of credit range from less than one to ten years. These commitments are not recorded in the unaudited condensed consolidated financial statements. The total for these guarantees at March 31, 2026 and December 31, 2025 was $213.6 million and $186.5 million, respectively.

Supplemental Cash Flow Information

Supplemental cash flow information related to loans is presented in the table below.

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Cash Flow Statement
Supplemental cash flow information:
Transfer of loans to other real estate owned	$81	$—
Deposits received upon loan origination	—	189,206
Transfer of loans from loans held for sale to loans receivable	—	1,029
Transfer of loans from loans receivable to loans held for sale	55,570	74,462

Note 5: Qualified Affordable Housing and Other Tax Credits

The Company invests in LIHTC limited liability partnerships and LLCs. The primary purpose of these investments is to earn an adequate return on capital through the receipt of low-income housing tax credits. Those investments are recorded at cost and then amortized using the proportional amortization method. The investments are included in other assets on the unaudited condensed consolidated balance sheets, with any unfunded commitments included in other liabilities. The investments are amortized as a component of income tax expense. The tax credits recognized reduced income tax expense for the period.

The Company also has a pool of investments that are held for sale and are accounted for at the lower of cost or market. These investments include projects that are awaiting syndication in LIHTC funds through our MCI subsidiary. The investments are included in other assets on the unaudited condensed consolidated balance sheets.

The Company is the primary beneficiary in one of its joint venture investments, therefore the results of this entity are consolidated, and the benefits of the new market fund are recognized through tax credits as a component of income tax expense. The Company consolidates this joint venture because it has the power to direct the activities that most significantly impacts the entity’s economic performance and has an obligation to absorb losses or the right to receive benefits that could be significant to the VIE.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		March 31, 2026		December 31, 2025

		(In thousands)
Investment	Accounting Method	Investment	Unfunded Commitments	Investment	Unfunded Commitments
LIHTC	Proportional amortization	$222,381	$107,135	$218,110	$118,043
LIHTC (1)	Proportional amortization	55,237	—	49,725	—
LIHTC subtotal		$277,618	$107,135	$267,835	$118,043
New Market Fund	Consolidated	10,916	—	10,903	—
Total		$288,534	$107,135	$278,738	$118,043
(1)	LIHTC projects held for future syndication.

The following table summarizes the amortization expense and tax credits recognized for the Company’s low-income housing investments for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Amortization expense	$6,287	$3,775
Expected tax credits	$7,090	$4,274

Variable Fees Subject to Revenue Recognition Constraints

The Company serves as a general partner for several syndicated LIHTC funds that are owned by one investor, holding 85.00-99.99% of the funds, as a limited partner. The Company, as general partner, provides services including fund formation and the identification and acquisition of qualifying investments. Although some of these activities occur earlier in the arrangements, those activities do not provide a distinct benefit on their own and represent inputs to a single integrated service of managing the funds and delivering tax credits over the life of the arrangements. Accordingly, the services are accounted for as a single combined performance obligation that is satisfied over time.

The Company is entitled to future fees of up to approximately $33.4 million; however, substantially all consideration is variable and contingent upon the achievement of future performance milestones, including the stabilization of the underlying properties and the delivery of tax credits to the limited partner. These contingencies may extend out until 2043.

Due to the significant uncertainty associated with the achievement of these milestones, the extended duration of the agreements, and the potential for a significant reversal of revenue if the milestones are not achieved, the Company has fully constrained variable consideration as of March 31, 2026 and December 31, 2025. Accordingly, no revenue has been recognized to date. Revenue will be recognized only if, and when, the applicable performance milestones are achieved and constraint on variable consideration is lifted. The Company continually reassesses the constraint on variable consideration as facts and circumstances evolve. There were no changes in the Company’s conclusions during the three months ended March 31, 2026.

Because the Company’s right to consideration is contingent upon future performance and is not unconditional or enforceable until the underlying properties are stabilized and the delivery of tax credits is complete, no contract asset was recorded as of March 31, 2026 or December 31, 2025.

The Company has also advanced these LIHTC funds $85.2 million and $102.7 million as of March 31, 2026 and December 31, 2025, respectively, to acquire its LIHTC investment projects. These advances represent long-term funding provided to the funds and are expected to be repaid over a similar period. Repayment of the advances is not contingent upon the achievement of performance milestones related to the Company’s general partner services and does

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

not arise from contracts with customers. Accordingly, the advances are not within the scope of ASC 606 and do not represent contract assets. These advances have been recorded in other assets on the unaudited condensed consolidated balance sheets. Repayment of the advances is expected to occur through capital contributions from the limited partner, and the advances are periodically assessed for recoverability.

Supplemental Cash Flow Information

The following table presents noncash and supplemental information related to the Company’s qualified affordable housing investments.

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Cash Flow Statement
Supplemental cash flow information:
Loans provided for sale of LIHTCs	$153	$—
Qualified affordable housing investments obtained in exchange for funding commitments	1,607	—
Deposits received upon reduction of funding commitments	12,514	—
Deposits received upon purchase of LIHTCs	7,031	—
Beneficial interests received in exchange for LIHTC's sold	—	3,118

Note 6: Leases

The Company has operating leases for various locations with terms ranging from two to ten years. Some operating leases include options to extend. The extensions were included in the ROU asset if the likelihood of extension was reasonably certain. The Company elected not to separate non-lease components from lease components for its operating leases.

Supplemental balance sheet information related to leases is presented in the table below as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

	(In thousands)
Balance Sheet
Operating lease ROU asset (in other assets)	$13,370	$6,006
Operating lease liability (in other liabilities)	14,482	7,264

Weighted average remaining lease term (years)	6.0	3.7
Weighted average discount rate	3.90%	3.44%

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the components of lease expenses for the three months ended March 31, 2026 and 2025. Operating lease expenses are included in occupancy and equipment expense on the unaudited condensed income statements.

	Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Statement of Income
Components of lease expense:
Operating lease cost	$639	$694

As of March 31, 2026, the Company has a forward-starting lease with total net future minimum lease payments of $1.3 million. The lease commences on April 1, 2026, and obligates the Company to use and pay for space over ten years upon commencement. No ROU asset or lease liability has been recorded as of March 31, 2026 because the lease has not commenced.

Supplemental cash flow information related to leases is presented in the tables below.

March 31, 2026
(In thousands)
Maturities of operating lease liabilities:
One year or less	$2,398
Year two	3,051
Year three	2,906
Year four	2,492
Year five	2,010
Thereafter	3,598
Total future minimum lease payments	16,455
Less: imputed interest	1,973
Total	$14,482

	Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Cash Flow Statement
Supplemental cash flow information:
Operating cash flows for operating leases	$605	$560
ROU assets obtained in exchange for new operating lease liabilities	7,893	—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7: Other Assets and Receivables

The following items are included in other assets and receivables on the unaudited condensed consolidated balance sheets.

Qualified Affordable Housing

Information regarding qualified affordable housing investments is disclosed elsewhere in Note 5: Qualified Affordable Housing and Other Tax Credits.

Income Tax Receivable

The Company had federal and state income tax receivables of $204.5 million and $181.5 million as of March 31, 2026 and December 31, 2025, respectively. These receivables were primarily related to the acquisition of $19.7 million and $151.3 million of transferable tax credits by the Company in 2026 and 2025, respectively, and the amounts due from the Internal Revenue Service claimed on federal income tax returns for which refunds had not been received as of the respective balance sheet dates. The Company evaluates the collectability of the federal income tax receivable at each reporting date. Based on management’s assessment, including consideration of amounts, and applicable statutory refund provisions, the Company believes the receivable is collectible. The balance will be reduced upon receipt of the related cash refunds

Joint Ventures

The Company has investments in various joint ventures totaling $48.7 million and $47.0 million at March 31, 2026 and December 31, 2025, respectively. These investments are primarily made up of investments in debt funds totaling $32.9 million and $32.0 million at March 31, 2026 and December 31, 2025, respectively. The Company was not a primary beneficiary in any of these joint venture investments. Results from the entities are not required to be consolidated and are accounted for under the equity method of accounting. The Company is obligated to make additional investments over the next several years. There was an obligation of $8.4 million and $8.4 million as of March 31, 2026 and December 31, 2025, respectively. See Note 8: Variable Interest Entities (VIEs) for additional information about VIE’s.

Freestanding Credit Enhancements

In December 2024, the Company executed a CDS on a reference pool of warehouse loans with an initial principal balance of $1.2 billion. The initial pool consists of warehouse participation certificates, classified as loans held for sale, but could in the future also include warehouse repurchase agreements, classified as loans receivable. The CDS covers a protected tranche of the first 12.5% of losses on the notional amount. Annual CDS premium payments equal 0.8% of the portfolio notional amount and be recorded as noninterest expense. Merchants will continually replenish maturing or non-renewing loans with substantially similar loans subject to mutual agreement of buyer and seller during a replenishment period, subject to a minimum balance of $1.2 billion and a maximum balance of $2.0 billion. The risk transfer agreement has a replenishment period of 36 months but can be extended to a maximum of 48 months.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

receivable, and a CDS recovery asset would be established in other assets, with an equal benefit to CDS recovery income in other noninterest income.

As of March 31, 2026 and December 31, 2025, there was no CDS recovery assets established. The total loan pool balance was $1.6 billion and $2.0 billion as of March 31, 2026 and December 31, 2025, respectively.

Leases and Other Items

Other items included in other assets and receivables on the unaudited condensed consolidated balance sheets are disclosed elsewhere or are not individually significant. See Note 11: Derivative Financial Instruments and Note 6: Leases for further information.

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

The Company has invested in single-family, multi-family, and healthcare debt financing entities, as well as low-income housing syndicated funds that are deemed to be VIEs. The Company also has deemed certain mortgage backed securitizations (REMIC trusts) as VIEs that were established in conjunction with multi-family and healthcare loan sales and securitization transactions. Accordingly, the entities were assessed for potential consolidation under the VIE model that requires primary beneficiaries to consolidate the entity’s results. A primary beneficiary is defined as the party that meets both of the following conditions: (i) the power to direct the activities that most significantly impact the economic performance of the entity, and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. To determine if an interest has significant exposure to the entity’s economics, both qualitative and quantitative factors regarding the nature, size and form of involvement with the entity are evaluated.

At March 31, 2026 the Company determined it was not the primary beneficiary for most of its VIEs, largely because it does not have the power to direct the activities that most significantly impact the economic performance of the entity or the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Evaluation and assessment of VIEs for consolidation is performed on an ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment.

The table below reflects the investments in the VIEs, as well as the maximum exposure to loss in connection with unconsolidated VIEs and liabilities for binding, unfunded commitments at March 31, 2026 and December 31, 2025. The Company’s maximum exposure to loss associated with its unconsolidated VIEs consists of the capital invested plus any unfunded equity commitments. These investments and unfunded liabilities for VIEs are recorded in other assets and other liabilities, respectively, on the unaudited condensed consolidated balance sheets. Also included in the maximum loss exposure are loans to VIEs that are included in loans receivable. Although the REMIC trusts are not recognized on the balance sheet, the maximum exposure to loss is the carrying value of the securities acquired as part of the securitization transactions, as well as a loan to a third party of the REMIC trust.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Investments	Loans	Securities	Maximum	Liabilities
Assets	in VIEs	to VIEs	for VIEs	Exposure to Loss	for VIEs

	(In thousands)
March 31, 2026
LIHTC investments	$228,340	$245,276	$—	$473,616	$63,886
Debt funds	32,897	150,973	—	183,870	—
Mortgage-backed securitizations (1)	—	18,448	1,414,342	1,432,790	—
Total Unconsolidated VIEs	$261,237	$414,697	$1,414,342	$2,090,276	$63,886
December 31, 2025
LIHTC investments	$239,698	$284,391	$—	$524,089	$88,708
Debt funds	32,038	82,955	—	114,993	—
Mortgage-backed securitizations (1)	—	24,750	1,531,975	1,556,725	—
Total Unconsolidated VIEs	$271,736	$392,096	$1,531,975	$2,195,807	$88,708

(1)	Amounts include involvement with securitization SPEs where the Company transferred to and/or service loans for an SPE and hold securities issued by that SPE. Values disclosed in the table above represent the Company’s maximum exposure to loss for those securities’ holdings.

Note 9: Deposits

Deposits were comprised of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

	(In thousands)
Noninterest-bearing deposits
Core demand deposits	$501,864	$604,081

Interest-bearing deposits
Demand deposits:
Core demand deposits	6,949,611	6,207,814
Brokered demand deposits	301,111	600,000
Total interest-earning demand deposits	7,250,722	6,807,814
Money market/savings deposits:
Core money market/savings deposits	3,872,344	3,566,523
Brokered money market/savings deposits	200,867	201,010
Total money market/savings deposits	4,073,211	3,767,533
Certificates of deposit:
Core certificates of deposits	741,452	905,448
Brokered certificates of deposits	384,504	956,316
Total certificates of deposits	1,125,956	1,861,764
Total interest-bearing deposits	12,449,889	12,437,111
Total deposits	$12,951,753	$13,041,192

Total core deposits	$12,065,271	$11,283,866
Total brokered deposits	$886,482	$1,757,326
Total deposits	$12,951,753	$13,041,192

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Maturities for certificates of deposit are as follows:

March 31, 2026
(In thousands)
Due within one year	$1,078,802
Due in one year to two years	39,872
Due in two years to three years	7,282
Due in three years to four years	—
Due in four years to five years	—
Due in five years to six years	—
$1,125,956

Certificates of deposit of $250,000 or more totaled $431.8 million and $497.5 million at March 31, 2026 and December 31, 2025, respectively.

Note 10: Borrowings

Borrowings were comprised of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

	(In thousands)
Federal Reserve discount window borrowings	$140,000	$—
Subordinated debt	71,800	71,800
FHLB advances	4,358,756	3,762,858
American Financial Exchange borrowing	195,000	—
Other borrowings	7,934	7,934
Total borrowings	$4,773,490	$3,842,592

FHLB

On February 13, 2026, the Company entered into a new variable-rate debt agreement with the FHLB for an advance that has put and call options attached to it. The balance of the advance was $2.0 billion as of March 31, 2026, and matures on May 14, 2026. The variable interest rate is based on the Federal Funds effective rate, plus 15 basis points, which was 3.79% on March 31, 2025. The FHLB has a put option to cancel the agreement 60 days after the initial execution date and the Company has a call option to cancel the agreement at any time, with one day’s notice.

On March 31, 2026, the Company entered into a new variable-rate debt agreement with the FHLB for an advance that has put and call options attached to it. The balance of the advance was $2.4 billion as of March 31, 2026, and matures on June 29, 2026. The variable interest rate is based on the Federal Funds effective rate, plus 15 basis points, which was 3.79% on March 31, 2026. The FHLB has a put option to cancel the agreement 60 days after the initial execution date and the Company has a call option to cancel the agreement at any time, with one day’s notice.

AFX

During the three months ended March 31, 2026, the Company utilized unsecured overnight lending arrangements to borrow from other AFX members through extensions of credit. At March 31, 2026, members of the AFX offered a combined borrowing limit, but availability fluctuates daily. As of March 31, 2026, the outstanding balance was $195.0 million with a weighted average rate of 3.69%.  Rates are set daily by participating members and may vary by lending member.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11:    Derivative Financial Instruments

The Company uses non-hedging designated derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities.

Internal Interest Rate Risk Management

The Company enters into interest rate lock commitments with potential borrowers to fund specific mortgage loans that will be sold into the secondary market and enters into forward contracts for the future delivery of mortgage loans to third party investors. The forward contracts are entered into in order to economically hedge the effect of changes in interest rates resulting from the Company’s commitment to fund the loans. Forward contracts and interest rate lock agreements are accounted for as derivatives at fair value with changes in fair value reflected in other noninterest income on the unaudited condensed consolidated statements of income.

Interest rate swaps may also be used by the Company to reduce the risk that significant increases in interest rates may have on the value of certain fixed-rate loans and the respective loan payments received from borrowers. All changes in the fair market value of these interest rate swaps and associated loans have been included in gain on sale of loans. Any difference between the fixed and floating interest rate components of these transactions have also been included in gain on sale of loans.

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

Credit Risk Management

In 2025 and 2024, the Company entered into contracts as the buyer of credit protection through the credit default swap market. These contracts were purchased to manage credit risk associated with specific multi-family and healthcare mortgage loans. Under the terms of the contract, the Company will be compensated for certain credit-related losses on pools of covered loans. As of March 31, 2026, the protection sellers have posted aggregate collateral of $127.2 million related to their obligations under the contract. The collateral is not included on the Company’s unaudited condensed consolidated balance sheets.

A CDS is considered a derivative, but is not designated as an accounting hedge, and is recorded at fair value, with changes in fair value reflected in credit risk transfer premium expense on the unaudited condensed consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in other assets while derivative instruments with a negative fair value are reported in other liabilities on the unaudited condensed consolidated balance sheets.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the notional amount and fair value of interest rate locks, forward contracts, interest rate swaps, put options, interest rate floors, and credit defaults swaps utilized by the Company at March 31, 2026 and December 31, 2025. These tables exclude the fair market value adjustment on loans commonly hedged with these derivatives.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)
March 31, 2026
Interest rate lock commitments	$195,628	Other assets/liabilities	$142	$1,174
Forward contracts	304,907	Other assets/liabilities	1,023	121
Interest rate swaps	49,323	Other assets	2,565	—
Put options	595,701	Other assets	45,494	—
Interest rate floors	1,055,586	Other assets	12,236	—
Credit default swaps	123,959	Other liabilities	—	69
			$61,460	$1,364

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)
December 31, 2025
Interest rate lock commitments	$142,540	Other assets/liabilities	$227	$107
Forward contracts	146,452	Other assets/liabilities	2	467
Interest rate swaps	49,480	Other assets	2,354	—
Put options	608,885	Other assets	37,570	—
Interest rate floors	1,089,679	Other assets	9,540	—
Credit default swaps	123,222		—	—
			$49,693	$574

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the periodic changes in the fair value of the above derivative financial instruments on the unaudited condensed consolidated statements of income for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Derivative (loss) gain included in gain on sale of loans:
Interest rate lock commitments	$(1,152)	$184
Forward contracts (includes pair-off settlements)	1,335	(350)
Interest rate swaps	—	(842)
Net gain (loss)	$183	$(1,008)

Derivative (loss) gain included in other income:
Put options (1)	7,923	(6,245)
Interest rate floors	2,696	(2,258)
Interest rate swaps	348	—
Net gain (loss)	$10,967	$(8,503)

Derivative (loss) gain included in credit risk transfer premium expense:
Credit default swaps	(69)	—
Net (loss) gain	$(69)	$—
(1)	The put option gain (loss) reflects an adjustment to the fair value of the derivative that is substantially equal and offset by an adjustment to the fair value of its related securities available for sale for which the Company elected to account for under the fair value option with changes in fair value reflected in earnings. The combination of these adjustments is designed to result in an inconsequential net gain or loss in other noninterest income.

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

The fair values of IRRM derivative assets and liabilities related to back-to-back derivatives on behalf of customers with back-to-back interest rate swap, cap or floor arrangements were recorded on the unaudited condensed consolidated balance sheets as follows:

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)
March 31, 2026	$1,274,996	Other assets/liabilities	$4,847	$4,847
December 31, 2025	$1,178,034	Other assets/liabilities	$7,289	$7,289

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The gross gains and losses on these derivative assets and liabilities were recorded in other noninterest income and other noninterest expense in the unaudited condensed consolidated statements of income as follows:

	Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Gross IRRM derivative gains	$2,442	$4,544
Gross IRRM derivative losses	2,442	4,544
Net IRRM derivative gains	$—	$—

The Company pledged $10.0 million in collateral to secure its obligations under IRRM contracts at both March 31, 2026 and December 31, 2025.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized on the accompanying unaudited condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2026 and December 31, 2025.

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
March 31, 2026
Mortgage loans in process of securitization	$437,001	$—	$437,001	$—
Securities available for sale:
Treasury notes	31,340	31,340	—	—
Federal Agencies	258,802	—	258,802	—
Mortgage-backed - Agency	3,547	—	3,547	—
Mortgage-backed - Non-Agency residential - fair value option	371,222	—	371,222	—
Mortgage-backed - Agency - fair value option	178,985	—	178,985	—
Loans held for sale	163,426	—	163,426	—
Loans receivable	46,427	—	46,427	—
Servicing rights	229,576	—	—	229,576
Derivative assets:
Interest rate lock commitments	142	—	—	142
Forward contracts	1,023	—	1,023	—
Interest rate swaps	2,565	—	2,565	—
Interest rate swaps, caps and floors (back-to-back)	4,847	—	4,847	—
Put options	45,494	—	6,617	38,877
Interest rate floors	12,236	—	—	12,236
Derivative liabilities:
Interest rate lock commitments	1,174	—	—	1,174
Forward contracts	121	—	121	—
Credit default swaps	69	—	—	69
Interest rate swaps, caps and floors (back-to-back)	4,847	—	4,847	—

December 31, 2025
Mortgage loans in process of securitization	$620,094	$—	$620,094	$—
Securities available for sale:
Treasury notes	30,680	30,680	—	—
Federal Agencies	259,508	—	259,508	—
Mortgage-backed - Agency	3,556	—	3,556	—
Mortgage-backed - Non-Agency residential - fair value option	385,460	—	385,460	—
Mortgage-backed - Agency - fair value option	185,854	—	185,854	—
Loans held for sale	76,980	—	76,980	—
Loans receivable	47,318	—	47,318	—
Servicing rights	217,296	—	—	217,296
Derivative assets:
Interest rate lock commitments	227	—	—	227
Forward contracts	2	—	2	—
Interest rate swaps	2,354	—	2,354	—
Interest rate swaps, caps and floors (back-to-back)	7,289	—	7,289	—
Put options	37,570	—	5,640	31,930
Interest rate floors	9,540	—	—	9,540
Derivative liabilities:
Interest rate lock commitments	107	—	—	107
Forward contracts	467	—	467	—
Interest rate swaps, caps and floors (back-to-back)	7,289	—	7,289	—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized on the accompanying unaudited condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2026 and the year ended December 31, 2025. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Mortgage Loans in Process of Securitization, Securities Available for Sale, and Securities with a Fair Value Option Election

Where quoted market prices are available in an active market, securities such as U.S. Treasuries are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy including Federal agencies, mortgage-backed securities, municipal securities and FHA participation certificates. In certain cases, if Level 1 or Level 2 inputs are not available, securities would be classified within Level 3 of the hierarchy.

Loans Held for Sale

Certain loans held for sale at fair value are saleable into the secondary mortgage markets and their fair values are estimated using observable quoted market or contracted prices, or market price equivalents, which would be used by other market participants. These saleable loans are considered Level 2.

Loans Receivable

Certain loans receivable are measured at fair value. These loans were previously designated as held for sale and measured at fair value and continue to be measured at fair value as loans receivable (held for investment) in accordance with the Company’s valuation election. The fair values of these loans are estimated using observable quoted market or contracted prices, or market price equivalents, which would be used by other market participants. These loans are considered Level 2.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Credit default swaps – The Company estimates the fair value of credit default swaps based on estimated discounted cash flows derived from inputs, including corporate default rate assumptions and market credit spreads that are not readily observable. Management determined that a Level 3 classification was most appropriate based on the significant unobservable inputs utilized in estimating fair value. These valuations are estimated by a third party.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized on the accompanying unaudited condensed consolidated balance sheets using significant unobservable (Level 3) inputs.

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Servicing rights
Balance, beginning of period	$217,296	$189,935
Purchased servicing	125	—
Originated servicing	5,749	3,338
Paydowns	(2,532)	(2,808)
Gain (loss) recognized	8,938	(754)
Balance, end of period	$229,576	$189,711

Derivative assets - put options
Balance, beginning of period	$31,930	$31,296
Gain (loss) recognized	6,947	(3,001)
Balance, end of period	$38,877	$28,295

Derivative assets - interest rate floors
Balance, beginning of period	$9,540	$4,043
Gain (loss) recognized	2,696	(2,258)
Balance, end of period	$12,236	$1,785

Derivative liabilities - credit defaults swaps
Balance, beginning of period	$—	$—
Gain (loss) recognized	(69)	—
Balance, end of period	$(69)	$—

Derivative assets - interest rate lock commitments
Balance, beginning of period	$227	$30
Gain (loss) recognized	(85)	96
Balance, end of period	$142	$126

Derivative liabilities - interest rate lock commitments
Balance, beginning of period	$(107)	$(176)
Gain (loss) recognized	(1,067)	88
Balance, end of period	$(1,174)	$(88)

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2026 and December 31, 2025.

	Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
March 31, 2026
Collateral dependent loans	$45,278	$—	$—	$45,278
Other real estate owned	81	—	—	81

December 31, 2025
Collateral dependent loans	$143,771	$—	$—	$143,771
Other real estate owned	60,145	—	—	60,145

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

		Valuation			Weighted
	Fair Value	Technique	Unobservable Inputs	Range	Average Rate

	(In thousands)
At March 31, 2026:
Collateral dependent loans	$45,278	Market comparable properties	Marketability discount and costs to sell	5% - 93%	44%
Other real estate owned	81	Market comparable properties	Marketability discount and costs to sell	15%	15%
Servicing rights - Multi-family	173,922	Discounted cash flow	Discount rate	8% - 15%	9%
			Constant prepayment rate	0% - 100%	8%
			Earnings rate on escrows	4%	4%
Servicing rights - Single-family	34,393	Discounted cash flow	Discount rate	9% - 12%	9%
			Constant prepayment rate	3% - 100%	8%
Servicing rights - Healthcare	15,899	Discounted cash flow	Discount rate	10% - 13%	11%
			Constant prepayment rate	1% - 100%	6%
			Earnings rate on escrows	4%	4%
Servicing rights - SBA	5,362	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	11% - 33%	14%
Derivative assets:
Interest rate lock commitments	142	Discounted cash flow	Loan closing rates	51% - 99%	84%
Put options	38,877	Intrinsic value	Market credit spread	4%	4%
Interest rate floors	12,236	Discounted cash flow	Discount rate	5% - 7%	7%
Derivative liabilities:
Interest rate lock commitments	1,174	Discounted cash flow	Loan closing rates	51% - 99%	84%
Credit default swaps	69	Discounted cash flow	Corporate default rate	0% - 7%	4%
			Market credit spread	13%	13%

At December 31, 2025:
Collateral dependent loans	$143,771	Market comparable properties	Marketability discount and costs to sell	12% - 70%	31%
Other real estate owned	60,145	Market comparable properties	Marketability discount and costs to sell	6% - 9%	9%
Servicing rights - Multi-family	164,224	Discounted cash flow	Discount rate	8% - 15%	9%
			Constant prepayment rate	0% - 100%	8%
			Earnings rate on escrows	3%	3%
Servicing rights - Single-family	33,151	Discounted cash flow	Discount rate	9% - 12%	9%
			Constant prepayment rate	3% - 53%	9%
Servicing rights - Healthcare	15,105	Discounted cash flow	Discount rate	8% - 13%	11%
			Constant prepayment rate	1% - 100%	7%
			Earnings rate on escrows	3%	3%
Servicing rights - SBA	4,816	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	10% - 31%	16%
Derivative assets:
Interest rate lock commitments	227	Discounted cash flow	Loan closing rates	45% - 99%	99%
Put options	31,930	Intrinsic value	Market credit spread	4%	4%
Interest rate floors	9,540	Discounted cash flow	Discount rate	5% - 7%	6%
Derivative liabilities - interest rate lock commitments	107	Discounted cash flow	Loan closing rates	45% - 99%	99%

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

The significant unobservable inputs used in the fair value measurement of the Company’s credit default swaps primarily include corporate default rate assumptions and market credit spreads. Increases (decreases) in assumptions for corporate default rates indicate higher (lower) expected credit risk and result in increases (decreases) in the fair value of credit default swaps. Increases (decreases) in market credit spreads result in corresponding increases (decreases) in the fair value of credit default swaps. Due to the lack of observable market inputs, changes in these unobservable inputs can have a significant impact on the estimated fair value of credit default swaps.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2026 and December 31, 2025.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Value	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
March 31, 2026
Financial assets:
Cash and cash equivalents	$83,215	$83,215	$83,215	$—	$—
Securities purchased under agreements to resell	1,511	1,511	—	1,511	—
Securities held to maturity	1,425,982	1,426,444	—	676,189	750,255
FHLB stock and other equity securities	227,589	227,589	—	196,391	31,198
Loans held for sale	4,546,262	4,546,262	—	4,546,262	—
Loans receivable, net	11,399,882	11,410,486	—	—	11,410,486
Interest receivable	77,326	77,326	—	77,326	—
Financial liabilities:
Deposits	12,951,753	12,951,958	11,825,797	1,126,161	—
Subordinated debt	71,800	71,800	—	71,800	—
FHLB advances	4,358,756	4,358,387	—	4,358,387	—
Other borrowing	342,934	342,934	—	342,934	—
Interest payable	24,516	24,516	—	24,516	—

December 31, 2025
Financial assets:
Cash and cash equivalents	$212,202	$212,202	$212,202	$—	$—
Securities purchased under agreements to resell	1,520	1,520	—	1,520	—
Securities held to maturity	1,543,659	1,543,554	—	712,490	831,064
FHLB stock and other equity securities	227,589	227,589	—	196,391	31,198
Loans held for sale	3,796,032	3,796,032	—	3,796,032	—
Loans receivable, net	10,904,063	10,950,634	—	—	10,950,634
Interest receivable	81,807	81,807	—	81,807	—
Financial liabilities:
Deposits	13,041,192	13,041,901	11,179,428	1,862,473	—
Subordinated debt	71,800	71,800	—	71,800	—
FHLB advances	3,762,858	3,762,110	—	3,762,110	—
Other borrowing	7,934	7,934	—	7,934	—
Interest payable	25,345	25,345	—	25,345	—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13:   Common Stock

Repurchase of Common Stock:

During the three months ended March 31, 2026, the Company repurchased 73,164 shares for $3.0 million at an average price of $41.03 per share of common stock. The Company did not repurchase any common stock during the three months ended March 31, 2025. The following table presents our repurchase activity on a cash basis.

Three Months Ended
March 31,
2026
Dollar value of shares repurchased	$3,001,622
Shares repurchased(1)	73,164
Average price paid per share	$41.03

(1)	On January 28, 2026, the Company announced a stock repurchase program, up to $100,000,000 of common stock, expiring December 31, 2027. On February 26, 2026, the Company entered into a Rule 10b5-1 plan (the “10b5-1 Plan”) with a broker for the repurchase of shares of its common stock commencing on March 3, 2026.

Note 14:   Preferred Stock

Public Offerings of Preferred Stock:

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 15:   Share-Based Payment Plans

Equity-based incentive awards for Company officers are currently issued pursuant to the 2017 Equity Incentive Plan. The Company issued 68,893 and 80,875 shares during the three months ended March 31, 2026 and 2025, respectively.

The Compensation Committee of the Board of Directors also approved a plan for non-executive directors to receive a portion of their annual retainer fees in the form of shares of common stock. They are to receive a portion of their annual fees, issued quarterly, in the form of restricted common stock equal to $70,000 per member, rounded up to the nearest whole share. Accordingly, there were 2,639 and 2,863 shares, issued to non-executive directors during the three months ended March 31, 2026 and 2025, respectively.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company also established an ESOP to provide shares of stock for all employees who meet certain requirements. Expense recognized for the contribution to the ESOP totaled $414,000 and $337,000 for the three months ended March 31, 2026 and 2025, respectively. The Company contributed 43,868 shares and 30,802 shares to the ESOP for the three months ended March 31, 2026 and 2025, respectively.

Note 16:   Earnings Per Share

Earnings per share were computed as follows for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026			2025
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount

	(In thousands, except share data)
Net income	$67,732			$58,239
Dividends on preferred stock	(10,265)			(10,265)
Impact of preferred stock redemption	—			(5,371)
Net income allocated to common shareholders	$57,467			$42,603
Basic earnings per share		45,929,936	$1.25		45,824,022	$0.93
Effect of dilutive securities-restricted stock awards		67,808			90,061
Diluted earnings per share		45,997,744	$1.25		45,914,083	$0.93

Note 17:   Segment Information

The Company’s three reportable business segments are defined as Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. The reportable business segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company. The Multi-family Mortgage Banking segment originates and services government sponsored mortgages for multi-family and healthcare facilities. It is also a fully integrated syndicator of low-income housing tax credit and debt funds. The Mortgage Warehousing segment funds agency eligible residential loans from the date of origination or purchase, until the date of sale in the secondary market, as well as commercial loans to non-depository financial institutions. The Banking segment provides a wide range of financial products and services to consumers and businesses, including retail banking, commercial, jumbo, and agricultural lending, retail and correspondent residential mortgage banking, and SBA lending. The Other segment includes general and administrative expenses that provide services to all segments; internal funds transfer pricing offsets resulting from allocations to/from the other segments, certain elimination entries and investments in qualified affordable housing limited partnerships or LLCs and certain debt funds. All operations are domestic.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

refinance the underlying collateral to secure repayment. These and other synergies form a part of the Company’s strategic plan.

The reportable business segments are strategic business units that offer distinct, but complimentary, products and services. Due to the specialized nature of each segment and different resource requirements, they are managed separately. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. See Note 1: Basis of Presentation.

The Company’s CODM is the president and chief operating officer. The CODM evaluates performance for all reportable segments based on net interest income, noninterest income, noninterest expense, salary and employee benefits, and net income (loss). The CODM uses the above-mentioned metrics, along with total assets, in deciding how to allocate capital as well as human and financial resources among the segments. Major decisions are also made with input from segment leadership, the Board, and various management committees, as appropriate.

The tables below present selected business segment financial information for the three months ended March 31, 2026 and 2025.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Three Months Ended March 31, 2026
Interest income	$1,062	$100,646	$165,158	$3,645	$270,511
Interest expense	20	62,079	80,526	(762)	141,863
Net interest income	1,042	38,567	84,632	4,407	128,648
Provision for credit losses	(7)	(707)	16,013	—	15,299
Net interest income after provision for credit losses	1,049	39,274	68,619	4,407	113,349
Noninterest income	39,089	4,321	6,282	(3,093)	46,599
Noninterest expense
Salaries and employee benefits	20,976	1,968	6,753	8,868	38,565
Other noninterest expense	4,652	5,918	20,996	5,511	37,077
Total noninterest expense	25,628	7,886	27,749	14,379	75,642
Income (loss) before income taxes	14,510	35,709	47,152	(13,065)	84,306
Income taxes	3,496	7,061	9,172	(3,155)	16,574
Net income (loss)	$11,014	$28,648	$37,980	$(9,910)	$67,732
Total assets	$522,976	$8,544,107	$10,850,657	$404,042	$20,321,782

Significant non-cash items:
Included in other noninterest income:
Servicing rights fair value adjustments	$7,379	$—	$1,559	$—	$8,938
Derivative fair value adjustments	—	2,696	—	—	2,696

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Three Months Ended March 31, 2025
Interest income	$1,180	$86,117	$196,044	$3,863	$287,204
Interest expense	20	57,669	108,107	(788)	165,008
Net interest income	1,160	28,448	87,937	4,651	122,196
Provision for credit losses	(48)	(426)	8,201	—	7,727
Net interest income after provision for credit losses	1,208	28,874	79,736	4,651	114,469
Noninterest income	28,896	(740)	(1,067)	(3,396)	23,693
Noninterest expense
Salaries and employee benefits	20,928	1,977	6,479	7,035	36,419
Other noninterest expense	3,632	6,044	10,831	4,738	25,245
Total noninterest expense	24,560	8,021	17,310	11,773	61,664
Income (loss) before income taxes	5,544	20,113	61,359	(10,518)	76,498
Income taxes	2,131	4,715	14,252	(2,839)	18,259
Net income (loss)	$3,413	$15,398	$47,107	$(7,679)	$58,239
Total assets	$460,441	$5,902,165	$12,002,564	$432,630	$18,797,800

Significant non-cash items:
Included in other noninterest income:
Servicing rights fair value adjustments	$449	$—	$(1,203)	$—	$(754)
Derivative fair value adjustments	—	(2,258)	—	—	(2,258)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Merchants Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes that, as of March 31, 2026 and December 31, 2025, the Company and Merchants Bank met all capital adequacy requirements.

As of March 31, 2026 and December 31, 2025, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or Merchants Bank’s category.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s and Merchants Bank’s actual capital amounts and ratios are presented in the following tables.

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
March 31, 2026
Total capital(1) (to risk-weighted assets)
Company	$2,408,656	12.8%	$1,980,993	10.5%	$—	N/A	%
Merchants Bank	2,335,139	12.4%	1,979,758	10.5%	1,885,483	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	2,322,134	12.3%	1,603,661	8.5%	—	N/A	%
Merchants Bank	2,248,617	11.9%	1,602,661	8.5%	1,508,387	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,770,844	9.4%	1,320,662	7.0%	—	N/A	%
Merchants Bank	2,248,617	11.9%	1,319,838	7.0%	1,225,564	6.5%
Tier I capital(1) (to average assets)
Company	2,322,134	12.3%	947,199	5.0%	—	N/A	%
Merchants Bank	2,248,617	11.9%	944,081	5.0%	944,081	5.0%
(1)	As defined by regulatory agencies.

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2025
Total capital(1) (to risk-weighted assets)
Company	$2,365,600	13.6%	$1,822,759	10.5%	$—	N/A	%
Merchants Bank	2,320,227	13.4%	1,821,535	10.5%	1,734,795	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	2,272,014	13.1%	1,475,567	8.5%	—	N/A	%
Merchants Bank	2,226,641	12.8%	1,474,576	8.5%	1,387,836	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,720,724	9.9%	1,215,172	7.0%	—	N/A	%
Merchants Bank	2,226,641	12.8%	1,214,357	7.0%	1,127,617	6.5%
Tier I capital(1) (to average assets)
Company	2,272,014	11.5%	990,358	5.0%	—	N/A	%
Merchants Bank	2,226,641	11.3%	987,284	5.0%	987,284	5.0%

(1)	As defined by regulatory agencies.

Memorandum of Understanding

On June 30, 2025, Merchants Bank entered into a confidential MOU with the FDIC and IDFI. While the contents of the MOU were confidential under IDFI and FDIC regulations, certain provisions, with the authorization of the IDFI and FDIC, are summarized below. The MOU was an informal administrative agreement among Merchants

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Bank, FDIC, and IDFI pursuant to which Merchants Bank agreed to take various actions and enhance specific areas of Merchants Bank’s operations. In particular, Merchants Bank agreed to maintain certain capital thresholds, manage asset concentrations, and implement certain plans regarding Merchants Bank’s operations and strategy to mitigate risk of certain assets, which it implemented. As of December 31, 2025, and as of each of the reporting periods beginning on or after December 31, 2024, Merchants Bank’s capital exceeded the levels agreed to in its MOU and Merchants Bank was within the asset concentration limits agreed to in the MOU.

Additionally, under its MOU, if Merchants Bank’s capital ratios fell below the minimums agreed to, Merchants Bank was not permitted to pay dividends without the FDIC and IDFI’s prior consent.

During the three months ended March 31, 2026, the MOU was terminated, following progress made by management in addressing the MOU provisions.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025 or “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q or the following:

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

Merchants Bancorp

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at March 31, 2026 and results of operations for the three months ended March 31, 2026 and 2025, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this Form 10-Q.

The words “the Company,” “we,” “our,” and “us” refer to Merchants Bancorp and its consolidated subsidiaries, unless we indicate otherwise.

Financial Highlights for the Three Months Ended March 31, 2026

●	Net income of $67.7 million increased $9.5 million compared to the three months ended March 31, 2025.
●	Diluted earnings per share of $1.25 increased 34% compared to the three months ended March 31, 2025.
●	Total assets of $20.3 billion reflected the highest level ever reported by the Company, increasing 8% compared to March 31, 2025, and 4% from December 31, 2025.
●	Tangible book value per common share of $38.55 increased 10% compared to $34.90 for the three months ended March 31, 2025. See Non-GAAP Financial Measures section at the end of Item 2.
●	Liquidity remained strong, with $11.1 billion, or 55% of total assets, comprising of unused borrowing capacity of $3.9 billion through the Federal Home Loan Bank and the Federal Reserve Discount Window, as well as cash and cash equivalents, short-term investments (including interest-earning demand deposits), mortgage loans in process of securitization, loans held for sale, and warehouse lines of credit included in loans receivable.
●	Loans receivable, net of allowance for credit losses, totaled $11.4 billion, increasing $1.1 billion, or 10%, from March 31, 2025, and $448.5 million, or 4%, from December 31, 2025.
●	Asset quality continued to stabilize, as criticized loans receivable of $505.5 million decreased by 1% from December 31, 2025.
●	Core deposits of $12.1 billion reflected increases of $1.4 billion, or 13%, from March 31, 2025 and $781.4 million, or 7%, from December 31, 2025. Core deposits now represent 93% of total deposits, reaching the highest level the Company has reported since March 2022.
●	Brokered deposits of $886.5 million decreased $831.9 million, or 48%, compared to March 31, 2025 and $870.8 million, or 50%, compared to December 31, 2025.
●	As of March 31, 2026, approximately 97% of loans reprice within three months, which reduces the risk of market rate increases.
●	Net interest margin was 2.92% compared to 2.89% for the three months ended March 31, 2025.
●	Efficiency ratio was 43.16% compared to 42.27% for the three months ended March 31, 2025. See Non-GAAP Financial Measures section at the end of Item 2.
●	The Company repurchased 73,164 shares of common stock for $3.0 million, pursuant to its previously authorized share repurchase program.

Merchants Bancorp

●	The volume of warehouse loans funded during the three months ended March 31, 2026 amounted to $19.6 billion, an increase of $7.7 billion, or 65% compared to the three months ended March 31, 2025. This compared to the 43% industry-wide increase in single-family residential loan volumes for the three months ended March 31, 2026 compared to the same period in 2025, according to an estimate of industry volume by the Mortgage Bankers Association.
●	The total volume of loans originated and acquired through our Multi-family business was $1.2 billion, an increase of $245.3 million, or 26%, compared to $934.4 million for the three months ended March 31, 2025. It included construction loans coupled with agreements for future permanent loan refinancing, as well as bridge loans housed in our Banking segment, while borrowers awaited conversion to permanent financing. It also included loans originated and acquired for sale in the secondary market.
●	During the quarter, the Company was released from its mid-2025 Memorandum of Understanding with the FDIC, following progress made by management in addressing the MOU provisions.

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

Our business consists of funding low risk, multi-family, residential, and SBA loans meeting underwriting standards of government programs under an originate to sell model, and retaining adjustable-rate loans as held for investment to reduce interest rate risk. The gain on sale of these loans and servicing fees contribute to noninterest income. The funding source is primarily from mortgage custodial, retail, commercial, brokered deposits, and short-term borrowings. We believe that the combination of net interest income and noninterest income from the sale of low risk profile assets has traditionally resulted in lower than industry charge-offs and a lower expense base, which serves to maximize net income and higher than industry shareholder return.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the current circumstances. These estimates and assumptions form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The estimates and judgments that management believes have the most effect on its reported financial position and results of operations are set forth within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since those reported for the year ended December 31, 2025.

Financial Condition

As of March 31, 2026, we had approximately $20.3 billion in total assets, $13.0 billion in deposits, and $2.3 billion in total shareholders’ equity. Total assets as of March 31, 2026 included $11.4 billion of loans receivable, net of

Merchants Bancorp

ACL-Loans and $4.7 billion of loans held for sale. Assets also included $1.4 billion in securities held to maturity and $843.9 million in securities available for sale, the majority of which were acquired from a warehouse customer. There are some restrictions on the types of securities we hold, particularly for those that are funded by certain multi-family custodial deposits where we set the cost of deposits based on the yield of the related security. Additionally, we had $437.0 million of mortgage loans in process of securitization that represent pre-sold multi-family rental real estate loan originations in primarily Ginnie Mae, Fannie Mae, and Freddie Mac mortgage-backed securities pending settlements that typically occur within 30 days, as well as other assets of $744.2 million, which primarily related to low-income housing tax credits, and $83.2 million of cash and cash equivalents. Servicing rights at March 31, 2026 were $229.6 million based on the fair value of the loan servicing, which primarily includes Ginnie Mae multi-family servicing rights with 10-year call protection.

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Total Assets. Total assets of $20.3 billion at March 31, 2026 increased $872.8 million, or 4%, compared to $19.4 billion at December 31, 2025. The increase was due primarily to growth in loans and loans held for sale, specifically in the warehouse and multi-family loan portfolios, which were partially offset by lower balances in the healthcare loan portfolio. Warehouse loans, including loans held for sale and loans receivable, are exclusively made up of loans to residential and multi-family mortgage bankers that are funding agency-eligible mortgages and commercial loans, which represent all of the Company’s loans to non-depository institutions.

Cash and Cash Equivalents. Cash and cash equivalents of $83.2 million at March 31, 2026 decreased $129.0 million, or 61%, compared to $212.2 million at December 31, 2025. The decrease was primarily attributable to growth in the loan portfolio.

Mortgage Loans in Process of Securitization. Mortgage loans in process of securitization of $437.0 million at March 31, 2026 decreased $183.1 million, or 30%, compared to $620.1 million at December 31, 2025. These represent loans that our banking subsidiary, Merchants Bank, has funded and are held in the loan portfolio pending settlement, as primarily Ginnie Mae, Fannie Mae, and Freddie Mac mortgage-backed securities with a firm investor commitment to purchase the securities.

Securities Available for Sale. Securities available for sale of $843.9 million at March 31, 2026 decreased $21.2 million, or 2%, compared to $865.1 million at December 31, 2025. The decrease in securities available for sale was primarily due to $225.5 million in calls, maturities, repayments, sales and other adjustments, partially offset by purchases of $204.3 million during the period.

Included in securities available for sale were $550.2 million and $571.3 million of investments for which a fair value option was elected at March 31, 2026 and December 31, 2025, respectively. Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the unaudited condensed consolidated balance sheets with changes in the fair value recognized in earnings as they occur.

As of March 31, 2026, AOCL of $0.8 million, related to securities available for sale increased $771,000 from December 31, 2025. The $0.8 million of AOCL as of March 31, 2026 represented less than 0.001% of total equity and total securities available for sale, reflecting our interest rate risk policy of maintaining short duration on assets and liabilities.

Securities Held to Maturity. Securities held to maturity of $1.4 billion at March 31, 2026 decreased $117.7 million, or 8%, compared to $1.5 billion at December 31, 2025. The decrease was due to repayments and amortization of securities totaling $117.7 million during the period.

Loans Held for Sale. Loans held for sale of $4.7 billion at March 31, 2026 increased $836.7 million, or 22%, compared to $3.9 billion at December 31, 2025. The increase in loans held for sale was due primarily to a significant increase in single-family warehouse participations, as we experienced higher volume. Loans held for sale are comprised

Merchants Bancorp

primarily of single-family residential real estate loan participations that meet Fannie Mae, Freddie Mac, or Ginnie Mae eligibility. Loans held for sale also includes single-family, SBA, and multi-family loans that are expected to be sold or securitized in the future.

Loans Receivable, Net. Loans receivable, net of ACL-Loans, of $11.4 billion at March 31, 2026, increased $448.5 million compared to $11.0 billion at December 31, 2025. The increase in net loans was comprised primarily of:

●	an increase of $382.1 million, or 24%, in mortgage warehouse repurchase agreements, to $2.0 billion at March 31, 2026, reflecting higher loan volume from increased sales efforts and market exits or reductions of competitors,
●	an increase of $205.0 million, or 4%, in multi-family financing loans, to $5.5 billion at March 31, 2026, reflecting higher origination volume for loans generated through multi-family segment that will remain on our balance sheet until they convert to permanent financing or are otherwise paid off over an average of one to three years,
●	an increase of $19.9 million, or 2%, in residential real estate loans, to $1.0 billion at March 31, 2026,
●	a decrease of $124.5 million, or 9%, in healthcare financing loans, to $1.3 billion at March 31, 2026, and
●	a decrease of $42.8 million, or 3%, in commercial and commercial real estate loans, to $1.6 billion at March 31, 2026.

As of March 31, 2026, approximately 97% of total loans reprice within three months, which reduces the risk of market rate fluctuations.

The Company is a nationwide lender, especially in our largest portfolios of multi-family, mortgage warehouse repurchase agreements, and healthcare financing.

The tables below provide loans receivable for multi-family and healthcare portfolios, including the five highest geographic concentrations.

	March 31, 2026
	Multi-family			Healthcare
State	Amount	% of Total	State	Amount	% of Total

	(In thousands)			(In thousands)
Indiana	$1,598,267	29%	Michigan	$272,552	22%
New York	781,423	14%	Georgia	149,470	12%
Texas	291,847	5%	Ohio	142,097	11%
California	232,837	4%	Texas	120,876	10%
Georgia	206,977	4%	Pennsylvania	95,461	7%
Other states (1)	2,426,360	44%	Other states (1)	480,365	38%
Total	$5,537,711	100%		$1,260,821	100%
(1)	No state included in the “Other states” group has an individual percentage more than the next highest concentration percentage for the specific portfolio of loans.

Merchants Bancorp

	December 31, 2025
	Multi-family			Healthcare
State	Amount	% of Total	State	Amount	% of Total

	(In thousands)			(In thousands)
Indiana	$1,563,073	29%	Michigan	$343,872	25%
New York	778,137	15%	Ohio	205,880	15%
Texas	286,403	5%	Texas	108,626	8%
California	238,116	4%	South Carolina	102,500	7%
Georgia	189,404	4%	Pennsylvania	96,537	7%
Other states (1)	2,277,547	43%	Other states (1)	527,944	38%
Total	$5,332,680	100%		$1,385,359	100%
(1)	No state included in the “Other states” group has an individual percentage more than the next highest concentration percentage for the specific portfolio of loans.

ACL-Loans. The ACL-Loans of $76.8 million at March 31, 2026 decreased $6.5 million, or 8%, compared to $83.3 million at December 31, 2025. The decrease compared to December 31, 2025 was driven by $23.0 million in charge-offs that were partially offset by a $15.9 million increase in provision expense on loans. The latter was primarily associated with declines on certain multi-family property values, after receiving new appraisals, and the ongoing investigation of borrowers involved in mortgage fraud or suspected fraud, and loan growth. Additionally, the changes were attributable to certain types of subordinated loans that the Company no longer offers to borrowers. Losses on underperforming loans have been largely identified and have either been included in ACL-Loans as specific reserves or charged-off. Additional details are provided in the Asset Quality portion of the Comparison of Financial Condition at March 31, 2026 and December 31, 2025 and in Note 4: Loans and Allowance for Credit Losses on Loans.

Goodwill. Goodwill of $8.0 million at March 31, 2026 was unchanged compared to December 31, 2025.

Servicing Rights. Servicing rights of $229.6 million at March 31, 2026 increased $12.3 million compared to $217.3 million at December 31, 2025. During the three months ended March 31, 2026, a positive fair market value adjustment of $8.9 million and originated or purchased servicing of $5.9 million were partially offset by paydowns of $2.5 million. The $8.9 million positive fair market value adjustment reflected a positive adjustment of $7.4 million for multi-family and healthcare mortgages and $1.6 million for single-family mortgages and SBA loans during the three months ended March 31, 2026.

Servicing rights are recognized in connection with sales of loans when we retain servicing of the sold loans. The servicing rights are recorded and carried at fair value based on the expected future cash flows. The fair value increase recorded during the three months ended March 31, 2026 was driven by higher escrow earnings rates in the multi-family and healthcare servicing portfolios, which increased the expected cash flows from servicing activities. Lower prepayment assumptions in the single-family and healthcare portfolios also contributed to the higher servicing values. The value of servicing rights generally increases in rising interest rate environments and declines in falling interest rate environments due to expected prepayments.

Other Real Estate Owned. Other real estate owned of $60.2 million at March 31, 2026 increased $0.1 million compared to December 31, 2025.

Other Assets and Receivables. Other assets and receivables of $744.2 million at March 31, 2026 increased by $30.9 million, or 4%, compared to December 31, 2025. The increase was primarily due to a $22.9 million increase in income tax receivable primarily related to tax credits purchased during the period.

Deposits. Deposits of $13.0 billion at March 31, 2026 decreased $89.4 million, or 1%, compared to December 31, 2025. As of March 31, 2026, approximately 83% of the total deposits reprice within three months.

Merchants Bancorp

A summary of deposits as of March 31, 2026 and December 31, 2025 is below.

	March 31, 2026		December 31, 2025		Change Amount	Change %
	Amount	%	Amount	%

	(In thousands)
Brokered deposits	$ 886,482	7%	$ 1,757,326	13%	($ 870,844)	(50)%
Core deposits	12,065,271	93%	11,283,866	87%	781,405	7%
Total	$ 12,951,753	100%	$ 13,041,192	100%	($ 89,439)	(1)%

Core deposits increased by $781.4 million, or 7%, to $12.1 billion at March 31, 2026 compared to $11.3 billion at December 31, 2025. Core deposits represented 93% of total deposits at March 31, 2026 compared to 87% of total deposits at December 31, 2025.

We have decreased our use of total brokered deposits by $870.8 million, or 50%, to $886.5 million at March 31, 2026, compared to $1.8 billion at December 31, 2025. Brokered deposits represented 7% of total deposits at March 31, 2026, compared to 13% of total deposits at December 31, 2025. As of March 31, 2026, brokered certificates of deposit had a weighted average remaining duration of 88 days.

Interest-bearing deposits at March 31, 2026 increased $12.8 million, to $12.4 billion compared to December 31, 2025, and noninterest-bearing deposits decreased $102.2 million, or 17%, to $501.9 million at March 31, 2026 compared to December 31, 2025.

Uninsured deposits totaled approximately $3.5 billion as of March 31, 2026, representing 27% of total deposits. Since 2018, the Company has offered its customers an opportunity to insure balances in excess of $250,000 through our insured cash sweep program that extends FDIC protection up to $100 million. The balance of deposits in this program was $1.5 billion and $1.4 billion as of March 31, 2026 and December 31, 2025, respectively.

Borrowings. Borrowings of $4.8 billion at March 31, 2026 increased $930.9 million, or 24%, compared to December 31, 2025. The higher level of collateralized borrowing was primarily due to increased borrowings at FHLB. The Company primarily utilizes borrowing facilities from the FHLB, the Federal Reserve’s discount window, AFX, and Federal Funds, using the most cost-effective options available. See Note 10: Borrowings for further information.

The Company continues to have significant borrowing capacity based on available collateral. As of March 31, 2026, unused lines of credit totaled $3.9 billion, compared to $5.3 billion at December 31, 2025. The Company’s ratio of total collateralized borrowing capacity to total assets was 42% at March 31, 2026, compared to 47% as of December 31, 2025.

Other Liabilities. Other liabilities of $219.8 million at March 31, 2026 decreased $30.7 million, or 12%, compared to $250.5 million at December 31, 2025. The decrease in other liabilities was primarily in accrued expenses and unfunded commitments for low-income housing credit investments.

Total Shareholders’ Equity. Total shareholders’ equity was $2.3 billion as of March 31, 2026. The $49.5 million, or 2%, increase compared to December 31, 2025 resulted from net income of $67.7 million for the three months ended March 31, 2026. The increase was partially offset by dividends paid on common and preferred shares of $15.3 million during the period as well as repurchases of common stock totaling $2.2 million. See Note 13: Common Stock for more details on the common stock repurchases.

Merchants Bancorp

Asset Quality

Loans are generally underwritten to strict Freddie Mac, Fannie Mae, HUD, or other agency guidelines. We continually strive to strengthen our various levels of credit and risk management.

The ACL-Loans of $76.8 million, as of March 31, 2026, decreased by $6.5 million, or 8%, compared to $83.3 million as of December 31, 2025. The $6.5 million decrease compared to December 31, 2025 was driven by $23.0 million in charge-offs, partially offset by $15.9 million in provision expense. The latter was primarily associated with declines on certain multi-family property values, after receiving new appraisals, and the ongoing investigation of borrowers involved in mortgage fraud or suspected fraud. Additionally, the changes were attributable to certain types of subordinated loans that the Company no longer offers to borrowers. These underperforming loans have been largely identified and evaluated for potential losses that have either been included in the ACL-Loans as specific reserves or charged-off.

During the three months ended March 31, 2026, the Company recorded charge-offs across seven relationships, primarily in the healthcare and multi-family loan portfolios totaling $23.0 million and had $616,000 of recoveries compared to $10.5 million of charge-offs and $28,000 of recoveries for the three months ended March 31, 2025. Nearly 75% of the charge-offs for the three months ended March 31, 2026 were related to two relationships.

Overall criticized loans receivable of $505.5 million declined by $2.7 million, or 1%, compared to December 31, 2025 and $226.0 million, or 31%, compared to March 31, 2025. These declines reinforce the view that the frequency of migration to criticized status would stabilize and eventually subside, driven by favorable market conditions and our efforts with proactive portfolio management.

Loans receivable classified as Special Mention totaled $234.3 million at March 31, 2026, compared to $204.9 million at December 31, 2025 and $407.9 million at March 31, 2025. Loans receivable classified as Substandard totaled $271.2 million at March 31, 2026, compared to $303.3 million at December 31, 2025 and $323.6 million at March 31, 2025.

As of March 31, 2026, all Substandard loans have been evaluated for impairment, and these loans have specific reserves of $11.7 million. The Company believes that the remaining loans are well collateralized.

Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $247.5 million, or 2.16% of total loans receivable, at March 31, 2026, compared to $197.8 million, or 1.79%, of total loans receivable at December 31, 2025 and $284.6 million, or 2.73%, at March 31, 2025.

Loans receivable greater than 30 days past due were $242.3 million at March 31, 2026 compared to $206.6 million at December 31, 2025 and $304.6 million at March 31, 2025. As of March 31, 2026, 11% of the delinquent loans were covered by credit default swaps.

As a percentage of nonperforming loans, the ACL-Loans was 31% at March 31, 2026 compared to 42% at December 31, 2025 and 29% at March 31, 2025. The changes in percentage was primarily due to fluctuations in nonperforming loans.

The Company continues to reduce its credit risk through loan sales and securitization activities. Since 2024, the Company has strategically executed credit protection arrangements through credit default swaps to reduce risk of losses. The coverage ranges from 13-15% of the unpaid principal balances for each arrangement. As of March 31, 2026, the unpaid principal balance of loans protected by credit default swaps was $2.5 billion, compared to $2.8 billion as of December 31, 2025. Despite having credit protection on these loans, the Company is required to carry an allowance for credit losses on loans receivable. For additional information see Note 11: Derivative Financial Instruments and the Company’s 2025 Annual Report on Form 10–K.

Merchants Bancorp

The percentage of commercial real estate loans as a percentage of total Tier I risk-based capital, including the ACL-Loans, has declined from 324% to 309% from December 31, 2025 to March 31, 2026, respectively.

Comparison of Operating Results for the Three Months Ended March 31, 2026 and 2025

General. Net income of $67.7 million for the three months ended March 31, 2026 increased by $9.5 million, or 16%, compared with the three months ended March 31, 2025. The improvement was primarily attributable to a $22.9 million, or 97%, increase in noninterest income driven principally by higher positive fair value adjustments to mortgage servicing rights and certain derivatives. Net income also benefited from a $6.5 million, or 5%, increase in net interest income. These increases were partially offset by a $14.0 million, or 23%, increase in noninterest expense and a $7.6 million increase in the provision for credit losses.

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

	Three Months Ended March 31,
	2026			2025
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-earning deposits, and other interest or dividends	$433,306	$6,434	6.02%	$511,077	$7,465	5.92%
Securities available for sale	856,846	9,942	4.71%	961,065	12,358	5.21%
Securities held to maturity	1,493,185	19,479	5.29%	1,643,703	24,358	6.01%
Mortgage loans in process of securitization	338,052	4,387	5.26%	277,426	3,743	5.47%
Loans and loans held for sale	14,741,304	230,269	6.34%	13,751,197	239,280	7.06%
Total interest-earning assets	17,862,693	270,511	6.14%	17,144,468	287,204	6.79%
Allowance for credit losses on loans	(85,226)			(86,711)
Noninterest-earning assets	1,175,481			774,193
Total assets	$18,952,948			$17,831,950
Liabilities/Shareholders' Equity:
Interest-bearing checking	$7,199,340	$60,763	3.42%	$5,121,343	$50,609	4.01%
Money market/savings deposits	3,925,326	34,000	3.51%	3,544,828	34,521	3.95%
Certificates of deposit	1,562,186	15,086	3.92%	3,369,269	38,811	4.67%
Total interest-bearing deposits	12,686,852	109,849	3.51%	12,035,440	123,941	4.18%
Borrowings	3,137,379	32,014	4.14%	3,125,935	41,067	5.33%
Total interest-bearing liabilities	15,824,231	141,863	3.64%	15,161,375	165,008	4.41%
Noninterest-bearing deposits	560,176			294,248
Noninterest-bearing liabilities	242,151			216,158
Total liabilities	16,626,558			15,671,781
Shareholders' equity	2,326,390			2,160,169
Total liabilities and shareholders' equity	$18,952,948			$17,831,950
Net interest income		$128,648			$122,196
Interest rate spread			2.50%			2.38%
Net interest-earning assets	$2,038,462			$1,983,093
Net interest margin			2.92%			2.89%
Average interest-earning assets to average interest-bearing liabilities			112.88%			113.08%

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in weighted average interest rates (rate). The following table sets forth the effects of changing volumes and rates on our net interest income during the periods shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Yields have been calculated on a pre-tax basis.

Merchants Bancorp

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates (rate).

	Three Months Ended March 31, 2026
	compared to March 31, 2025
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(In thousands)
Interest income
Interest-earning deposits, and other interest or dividends	$(1,136)	$105	$(1,031)
Securities available for sale	(1,340)	(1,076)	(2,416)
Securities held to maturity	(2,231)	(2,648)	(4,879)
Mortgage loans in process of securitization	818	(174)	644
Loans and loans held for sale	17,229	(26,240)	(9,011)
Total interest income	13,340	(30,033)	(16,693)
Interest expense
Deposits
Interest-bearing checking	20,535	(10,381)	10,154
Money market/savings deposits	3,705	(4,226)	(521)
Certificates of deposit	(20,816)	(2,909)	(23,725)
Total Deposits	3,424	(17,516)	(14,092)
Borrowings	150	(9,203)	(9,053)
Total interest expense	3,574	(26,719)	(23,145)
Net interest income	$9,766	$(3,314)	$6,452

Net Interest Income. Net interest income of $128.6 million for the three months ended March 31, 2026 increased $6.5 million, or 5%, compared with the three months ended March 31, 2025. The increase reflected lower interest expense on certificates of deposits and borrowings, partially offset by higher interest expense on interest-bearing checking accounts and lower interest income on loans and loans held for sale.

The interest rate spread of 2.50% for the three months ended March 31, 2026 increased 12 basis points compared to 2.38% for the three months ended March 31, 2025. Our net interest margin increased three basis points, to 2.92%, for the three months ended March 31, 2026 compared to 2.89% for the three months ended March 31, 2025. The increase in net interest margin was primarily attributable to the repayment of credit-linked notes in December 2025.

Interest Income. Interest income of $270.5 million for the three months ended March 31, 2026, decreased $16.7 million, or 6%, compared with $287.2 million for the three months ended March 31, 2025. This decrease was primarily attributable to lower average yields on higher average balances on loans and loans held for sale, as well as lower average yields on lower average balances on securities held to maturity.

Interest income of $230.3 million on loans and loans held for sale for the three months ended March 31, 2026, decreased $9.0 million, or 4%, compared to $239.3 million for the three months ended March 31, 2025. The average yield on loans decreased 72 basis points to 6.34%, for the three months ended March 31, 2026, compared to 7.06% for the three months ended March 31, 2025. The average balance of loans and loans held for sale of $14.7 billion for the three months ended March 31, 2026 increased $990.1 million, or 7%, compared to the three months ended March 31, 2025.

Interest income of $19.5 million on securities held to maturity for the three months ended March 31, 2026, decreased $4.9 million, or 20%, compared to $24.4 million for the three months ended March 31, 2025. The average yield decreased 72 basis points to 5.29% for the three months ended March 31, 2026, compared to 6.01% for the three months ended March 31, 2025. The average balance of securities held to maturity of $1.5 billion for the three months

Merchants Bancorp

ended March 31, 2026 decreased $150.5 million, or 9%, compared to $1.6 billion for the three months ended March 31, 2025. The decrease in average balance was primarily due to repayments.

Interest income of $9.9 million on securities available for sale for the three months ended March 31, 2026, decreased $2.4 million, or 20%, compared to the three months ended March 31, 2025. The average balance of securities available for sale of $856.8 million for the three months ended March 31, 2026 decreased $104.2 million, or 11%, compared to the three months ended March 31, 2025. The average yield decreased 50 basis points to 4.71%, for the three months ended March 31, 2026, compared to 5.21% for the three months ended March 31, 2025. The decrease in average balance of securities available for sale was primarily due to maturities and repayments, as well as fair value adjustments, that were partially offset by purchases.

Interest income of $6.4 million on interest-earning deposits, and other interest or dividends for the three months ended March 31, 2026, decreased $1.0 million, or 14%, compared to the three months ended March 31, 2025. The average balance of interest-earning deposits, and other interest or dividends of $433.3 million for the three months ended March 31, 2026 decreased $77.8 million, or 15%, compared to $511.1 million for the three months ended March 31, 2025. The average yield increased 10 basis points, to 6.02% for the three months ended March 31, 2026, compared to 5.92% for the three months ended March 31, 2025. The decrease in average balances reflected the utilization of cash to fund loan growth.

Interest income of $4.4 million on mortgage loans in process of securitization for the three months ended March 31, 2026, increased $0.6 million, or 17%, compared to the three months ended March 31, 2025. The average balance of mortgage loans in process of securitization of $338.1 million increased $60.6 million, or 22%, compared to the three months ended March 31, 2025. The average yield decreased 21 basis points, to 5.26% for the three months ended March 31, 2026, compared to 5.47% for the three months ended March 31, 2025. The increase in average balance was primarily due to a higher origination volume of loans pending settlement for sale on the secondary market.

Interest Expense. Total interest expense of $141.9 million for three months ended March 31, 2026, decreased $23.1 million, or 14%, compared with $165.0 million for the three months ended March 31, 2025.

Interest expense on deposits of $109.8 million decreased $14.1 million, or 11%, for the three months ended March 31, 2026, compared to $123.9 million for the three months ended March 31, 2025. The decrease reflected lower average balances at lower average rates on certificates of deposit, which were partially offset by higher average balances at lower average rates on interest-bearing checking accounts.

Interest expense of $15.1 million on certificate of deposit accounts for the three months ended March 31, 2026, decreased $23.7 million, or 61%, compared to $38.8 million for the three months ended March 31, 2025. The average balance of $1.6 billion for the three months ended March 31, 2026, decreased $1.8 billion, or 54%, compared to $3.4 billion the three months ended March 31, 2025. The average rate on certificates of deposit was 3.92% for the three months ended March 31, 2026, which was a 75 basis points decrease compared to 4.67% for the three months ended March 31, 2025. The decrease in certificates of deposit is primarily due to the decrease in use of brokered deposits.

Interest expense of $60.8 million on interest-bearing checking accounts for the three months ended March 31, 2026, increased $10.2 million, or 20%, compared to $50.6 million the three months ended March 31, 2025. The average balance of $7.2 billion for the three months ended March 31, 2026, increased $2.1 billion, or 41%, compared to $5.1 billion the three months ended March 31, 2025. The average rate on interest-bearing checking accounts was 3.42% for the three months ended March 31, 2026, which was a 59 basis points decrease compared to 4.01% for the three months ended March 31, 2025.

Interest expense of $34.0 million for money market/savings accounts decreased $0.5 million, or 2%, for the three months ended March 31, 2026, compared to $34.5 million for the three months ended March 31, 2025. The average balance of money market/savings accounts of $3.9 billion for the three months ended March 31, 2026 increased $380.5 million, or 11%, compared to $3.5 billion for the three months ended March 31, 2025. The average rate on

Merchants Bancorp

money market/savings accounts was 3.51% for the three months ended March 31, 2026, which was a 44 basis point decrease compared to 3.95% for the three months ended March 31, 2025.

Interest expense on borrowings of $32.0 million for the three months ended March 31, 2026, decreased $9.1 million, or 22%, compared to $41.1 million the three months ended March 31, 2025. The decrease was due primarily to a 119 basis points reduction in average interest rates, to 4.14%, for the three months ended March 31, 2026, compared to 5.33% for the three months ended March 31, 2025. This was partially offset by an $11.4 million increase in average borrowings, to $3.1 billion, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Included in interest expense on borrowings, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 3.90% and 5.08%, to an effective rate of 4.14% and 5.33% for the three months ended March 31, 2026 and 2025, respectively.

Provision for Credit Losses. We recorded a provision for credit losses of $15.3 million for the three months ended March 31, 2026, an increase of $7.6 million, or 98%, compared to the three months ended March 31, 2025.

The $15.3 million provision for credit losses consisted of $15.9 million for the ACL-Loans, net of a $0.6 million release for the ACL-OBCE’s and net of a $7,000 release for the ACL-Guarantees, related to a loan securitization.

The ACL-Loans was $76.8 million, or 0.67% of total loans, at March 31, 2026, compared to $83.3 million, or 0.75% of total loans, at December 31, 2025, and $83.4 million, or 0.80%, at March 31, 2025. The decreases compared to both December 31, 2025 and March 31, 2025 was primarily related to charge-offs on loans with specific reserves. Additional details are provided in the Asset Quality portion of the Comparison of Financial Condition at March 31, 2026 and December 31, 2025 and in Note 4: Loans and Allowance for Credit Losses on Loans.

Noninterest Income.

	Three Months Ended March 31,
	2026	2025	Change Amount	Change %

	(In thousands)
Noninterest income:
Gain on sale of loans	$ 13,506	$ 11,619	$ 1,887	16%
Loan servicing fees, net	15,099	4,010	11,089	277%
Mortgage warehouse fees	1,620	1,513	107	7%
Syndication and asset management fees	3,117	3,389	(272)	(8)%
Other income	13,257	3,162	10,095	319%
Total noninterest income	$ 46,599	$ 23,693	$ 22,906	97%

Noninterest income of $46.6 million for the three months ended March 31, 2026 increased $22.9 million, or 97%, compared to $23.7 million for the three months ended March 31, 2025. Results reflected a $11.1 million, or 277%, increase in loan servicing fees, $10.1 million, or 319%, increase in other income, and a $1.9 million, or 16%, increase in gain on sale of loans.

Loan servicing fees of $15.1 million for the three months ended March 31, 2026 increased $11.1 million, or 277%, compared to $4.0 million for the three months ended March 31, 2025. Loan servicing fees included an $8.9 million positive fair market value adjustment to servicing rights for the three months ended March 31, 2026, compared to a $0.8 million negative fair market value adjustment to servicing rights for the three months ended March 31, 2025.

Merchants Bancorp

Other noninterest income of $13.3 million for the three months ended March 31, 2026 increased $10.1 million, or 319%, compared to $3.2 million for the three months ended March 31, 2025. Other noninterest income included a $2.7 million positive adjustment to the fair value of floor derivatives for the three months ended March 31, 2026 compared to a $2.3 million negative fair value adjustment for the three months ended March 31, 2025. The floor derivatives are associated with arrangements whereby there is a guaranteed minimum interest rate the Company will receive on certain assets bearing variable interest rates. The change in value was driven largely by the change in market interest rates during the period.

Also included in other noninterest income were changes in fair value on certain securities available for sale that the Company elected to account for under the fair value option, with changes in fair value reflected in earnings. The Company also has put options associated with these securities that provide protection against any change in value. By design, the fair value adjustments of the securities and the put options should be substantially equal and offsetting. For the three months ended March 31, 2026 there was a $7.9 million negative fair value adjustment on the securities that were offset by a $7.9 million positive fair value adjustment on the put options, hence having no net gain or loss recognized. Also see Note 2: Investment Securities, Note 11: Derivative Financial Instruments, and Note 12: Disclosures about Fair Value of Assets and Liabilities.

Gain on sale of loans of $13.5 million for the three months ended March 31, 2026 increased $1.9 million, or 16%, compared to $11.6 million for the three months ended March 31, 2025. The increase in gain on sale of loans resulted primarily from higher volume in the multi-family loan portfolio.

A summary of the gain on sale of loans for the three months ended March 31, 2026 and 2025 is below:

	Gain on Sale of Loans
	Three Months Ended March 31,
	2026	2025	Change Amount	Change %

	(In thousands)
Loan Type:
Multi-family	$11,422	$10,125	$1,297	13%
Single-family	388	206	182	88%
SBA	1,696	1,288	408	32%
Total	$13,506	$11,619	$1,887	16%

Syndication and asset management fees of $3.1 million for the three months ended March 31, 2026, decreased $0.3 million, or 8%, compared to $3.4 million for the three months ended March 31, 2025. The decrease was attributable to less equity raised by our LIHTC syndication platform during the three months ended March 31, 2026 than the prior year.

Merchants Bancorp

Noninterest Expense.

	Three Months Ended March 31,
	2026	2025	Change Amount	Change %

	(In thousands)
Noninterest expense:
Salaries and employee benefits	$ 38,565	$ 36,419	$ 2,146	6%
Loan expense	1,185	798	387	48%
Occupancy and equipment	3,081	2,351	730	31%
Professional fees	2,767	2,894	(127)	(4)%
Deposit insurance expense	8,408	7,228	1,180	16%
Technology expense	2,679	2,374	305	13%
Credit risk transfer premium expense	5,764	3,862	1,902	49%
Other expense	13,193	5,738	7,455	130%
Total noninterest expense	$ 75,642	$ 61,664	$ 13,978	23%

Noninterest expense of $75.6 million for the three months ended March 31, 2026 increased $14.0 million, or 23%, compared to the three months ended March 31, 2025. Results reflected a $7.5 million increase in other noninterest expense that included $3.1 million in collateral preservation expenses associated with taxes, insurance, property expenses, and legal fees related to nonperforming assets. The increase also reflects a $2.1 million, or 6%, increase in salaries and employee benefits to support business growth, a $1.9 million increase in credit risk transfer premium expense associated with credit default swaps, as well as $1.2 million, or 16%, increase in deposit insurance expense primarily associated with asset quality.

The efficiency ratio was at 43.16% for the three months ended March 31, 2026, compared with 42.27% for the three months ended March 31, 2025.

Income Taxes. Income tax expense of $16.6 million for the three months ended March 31, 2026 decreased $1.7 million, or 9%, compared to $18.3 million for the three months ended March 31, 2025. The effective tax rate was 19.7% and 23.9% for the three months ended March 31, 2026 and 2025, respectively.

Our Segments

We operate in three primary segments: Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. The reportable segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company.

The Multi-family Mortgage Banking segment originates, and services government sponsored mortgages for multi-family and healthcare facilities. It is also a fully integrated syndicator of low-income housing tax credit and debt funds. Consistently one of the top ranked agency affordable lenders in the nation, our licenses with FHA, Fannie Mae, and Freddie Mac, coupled with our bank financing products, and tax credit syndication platform, provide sponsors with custom beginning-to-end financing solutions that adapt to an ever-changing market. We also offer customized loan products for need-based skilled nursing facilities, including independent living, assisted living, and memory care. A variety of loan products are available to accommodate acquisition, rehabilitation, and refinancing of healthcare properties throughout the country. These loans are underwritten with the intent to convert to FHA permanent loans within three years.

We are also one of the largest Ginnie Mae servicers in the country based on aggregate unpaid principal balance. As of March 31, 2026 the Company’s servicing portfolio included unpaid principal balance of loans serviced for others of $21.3 billion, loans sub-serviced for others of $4.1 billion and other servicing balances of $680.8 million. The

Merchants Bancorp

servicing portfolio is primarily Ginnie Mae, Fannie Mae, and Freddie Mac loans and is a significant source of our noninterest income and deposits.

Our Mortgage Warehousing segment funds agency eligible loans for non-depository financial institutions from the date of origination or purchase until the date of sale to an investor, which typically takes less than 30 days and is a significant source of our net interest income, loans, and deposits. Mortgage Warehousing has grown to fund $45.6 billion in 2024, $66.3 billion in 2025, and $19.6 billion for the three months ended March 31, 2026. Mortgage Warehousing also provides commercial loans and collects deposits related to the mortgage escrow accounts of its customers.

The Banking segment includes retail banking, commercial lending, agricultural lending, retail and correspondent residential mortgage banking, and SBA lending. Banking operates primarily in Indiana, except for correspondent mortgage banking which, like Multi-family Mortgage Banking and Mortgage Warehousing, is a national business. The Banking segment has a well-diversified customer and borrower base and has experienced significant growth over the past several years.

Our segment financial information was compiled utilizing the policies described in Note 17: Segment Information included elsewhere in this report. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes, if any, in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data.

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

For the three months ended March 31, 2026 and 2025, we had total net income of $67.7 million and $58.2 million, respectively. Net income for our three segments for the respective periods was as follows:

	Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Multi-family Mortgage Banking	$11,014	$3,413
Mortgage Warehousing	28,648	15,398
Banking	37,980	47,107
Other	(9,910)	(7,679)

Total	$67,732	$58,239

Merchants Bancorp

Multi-family Mortgage Banking. The Multi-family Mortgage Banking segment reported net income of $11.0 million for the three months ended March 31, 2026, an increase of $7.6 million, or 223%, compared to net income of $3.4 million for the three months ended March 31, 2025. The rise in net income was primarily due to increases of $7.6 million in loan servicing fees and $2.1 million in gain on sale of loans, which was partially offset by an increase in income tax expense of $1.4 million.

Loan servicing fees included $7.4 million positive fair market value adjustment to servicing rights for the three months ended March 31, 2026, compared to a $0.4 million positive fair market value adjustment for the three months ended March 31, 2025.

The total volume of loans originated and acquired through our Multi-family business was $1.2 billion, an increase of $245.3 million, or 26%, compared to $934.4 million for the three months ended March 31, 2025. It includes construction loans coupled with agreements for future permanent loan refinancing, as well as bridge loans housed in our Banking segment while borrowers await conversion to permanent financing. It also includes loans originated and acquired for sale in the secondary market.

Mortgage Warehousing. The Mortgage Warehousing segment reported net income of $28.6 million for the three months ended March 31, 2026, an increase of $13.3 million, or 86%, compared to the three months ended March 31, 2025. The rise in net income reflected increases of $10.1 million in net interest income and $5.0 million in other noninterest income, which was partially offset by an increase in income tax expense of $2.3 million.

Noninterest income included a $2.7 million positive fair market value adjustment to derivatives for the three months ended March 31, 2026, compared to a $2.3 million negative fair market value adjustment to derivatives for the three months ended March 31, 2025.

The volume of loans funded during the three months ended March 31, 2026 amounted to $19.6 billion, an increase of $7.7 billion, or 65%, compared to the three months ended March 31, 2025. This compared to the 43% industry-wide increase in single-family residential loan volumes for the three months ended March 31, 2026 compared to the same period in 2025, according to an estimate of industry volume by the Mortgage Bankers Association.

Banking. The Banking segment reported net income of $38.0 million for the three months ended March 31, 2026, a decrease of $9.1 million, or 19%, compared to $47.1 million for the three months ended March 31, 2025. The decrease in net income was primarily due to lower net interest income after provision for credit losses.

Noninterest income included a $1.6 million positive fair market value adjustment to servicing rights for the three months ended March 31, 2026, compared to a $1.2 million negative fair market value adjustment to servicing rights for the three months ended March 31, 2025.

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

At March 31, 2026, based on pledged collateral, we had $3.9 billion in available unused borrowing capacity with the FHLB and the Federal Reserve discount window. This compared to $5.3 billion at December 31, 2025. While the amounts available fluctuate daily, we also had available capacity lines through our membership in the AFX and US Bank Federal Funds. This liquidity enhances the ability to effectively manage interest expense and asset levels in the future.

Merchants Bancorp

The Company’s most liquid assets are in cash, short-term investments, including interest-bearing demand deposits, mortgage loans in process of securitization, loans held for sale, and warehouse lines of credit included in loans receivable. Taken together with its unused borrowing capacity of $3.9 billion described above, these totaled $11.1 billion, or 55%, of its $20.3 billion total assets at March 31, 2026. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

The Company’s investment portfolio has minimal levels of unrealized losses and management does not anticipate a need to sell securities for liquidity purposes at a loss. As of March 31, 2026, AOCL of $0.8 million, related to securities available for sale, increased $771,000 compared to AOCL as of December 31, 2025. The $0.8 million of AOCL as of March 31, 2026 represented less than 0.001% of total equity and total securities available for sale, reflecting our interest rate risk policy of maintaining short duration on assets and liabilities.

Most common recurring variability within our cash flows comes from loan growth and sale activity. As discussed in detail throughout this section and Capital Resources, the Company has numerous funding sources to cover volatility in cash flows for operating and financing needs through our cash, investments, borrowing capacity, deposit base and capital resources.

The following table and summary provide cash flow information for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

	Three Months Ended March 31,
	2026	2025	Change

	(In thousands)
Cash flows from:
Operating activities	$(597,324)	$148,038	$(745,362)
Investing activities	(335,257)	(903)	(334,354)
Financing activities	803,594	(102,449)	906,043

●	Cash flows from operating activities decreased $745.4 million primarily driven by an increase in cash outflows of $5.4 billion in loans originated and purchased for sale, partially offset by an increase cash inflow of $4.5 billion from proceeds from sold loans and principal collected, as we increased production and sales volumes during the quarter.
●	Cash flows from investing activities decreased $334.4 million primarily driven by a fluctuation in cash outflows of $451.8 million in net change in loans receivable due to increased loan growth.
●	Cash flows from financing activities increased $906.0 million primarily driven by increased cash inflows due to higher FHLB borrowings, partially offset by increased cash outflows due to lower deposit growth.

Certificates of deposit that are scheduled to mature in less than one year from March 31, 2026 totaled $1.1 billion, or 96% of total certificates of deposit. Of the $1.1 billion in total, including those that will mature in more than one year, there were $741.5 million classified as core deposits. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances, the Federal Reserve discount window, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Merchants Bancorp

At March 31, 2026, we had $3.9 billion in outstanding commitments to extend credit that are subject to credit risk and $1.5 billion in outstanding commitments subject to certain performance criteria and cancellation by the Company. These commitments include funding commitments for approved loans, unfunded construction draws, standby letters of credit and certain unfunded warehouse repurchase agreements. The Company does not expect that all such commitments will be funded and believes it has sufficient liquidity to meet current loan origination commitments should funding occur. Additionally, the Company’s business model is designed to continuously sell a significant portion of its loans, which provides flexibility in managing its liquidity.

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

8.25% Series D Preferred Stock. Dividends on the Series D Preferred Stock, to the extent declared by the Board are payable quarterly. The Company may redeem the Series D Preferred Stock, in whole or in part, at our option, on any dividend payment date on or after October 1, 2027, subject to the approval of the appropriate federal banking agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption. If the Series D Preferred Stock remains outstanding on October 1, 2027, its dividend rate would reset to the 5-year Treasury rate, plus 4.34% and would remain at that level for an additional 5 years.

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

Dividends declared to preferred shareholders for the three months ended March 31, 2026, totaled $10.3 million. For more information, see Note 14: Preferred Stock.

Common Shares/Dividends. As of March 31, 2026, the Company had 45,935,408 common shares issued and outstanding. The Board declared a quarterly dividend of $0.11 per share for the first quarter of 2026.

On January 28, 2026, the Company announced a stock repurchase program, up to $100,000,000 of common stock, expiring December 31, 2027. On February 26, 2026, the Company entered into a Rule 10b5-1 plan (the “10b5-1

Merchants Bancorp

Plan”) with a broker for the repurchase of shares of its common stock commencing on March 3, 2026. The details of this repurchase plan were provided in a press release issued by the Company on January 28, 2026.

The following table summarizes our share repurchase authorization and repurchase activity of our common stock during the three months ended March 31, 2026.

Three Months Ended
March 31,
2026
Remaining authorization at January 31, 2026	$100,000,000
Dollar value of shares repurchased	$3,001,622
Shares repurchased	73,164
Average price paid per share	$41.03
Remaining authorization at March 31, 2026	$96,998,378

The timing and actual number of additional shares repurchased will depend on a variety of factors, including cash requirements to meet the operating needs of the business, legal requirements, as well as the share price and economic and market conditions.

Capital Adequacy.

The following tables present the Company’s capital ratios at March 31, 2026 and December 31, 2025.

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
March 31, 2026
Total capital(1) (to risk-weighted assets)
Company	$2,408,656	12.8%	$1,980,993	10.5%	$—	N/A	%
Merchants Bank	2,335,139	12.4%	1,979,758	10.5%	1,885,483	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	2,322,134	12.3%	1,603,661	8.5%	—	N/A	%
Merchants Bank	2,248,617	11.9%	1,602,661	8.5%	1,508,387	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,770,844	9.4%	1,320,662	7.0%	—	N/A	%
Merchants Bank	2,248,617	11.9%	1,319,838	7.0%	1,225,564	6.5%
Tier I capital(1) (to average assets)
Company	2,322,134	12.3%	947,199	5.0%	—	N/A	%
Merchants Bank	2,248,617	11.9%	944,081	5.0%	944,081	5.0%
(1)	As defined by regulatory agencies.

Merchants Bancorp

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2025
Total capital(1) (to risk-weighted assets)
Company	$2,365,600	13.6%	$1,822,759	10.5%	$—	N/A	%
Merchants Bank	2,320,227	13.4%	1,821,535	10.5%	1,734,795	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	2,272,014	13.1%	1,475,567	8.5%	—	N/A	%
Merchants Bank	2,226,641	12.8%	1,474,576	8.5%	1,387,836	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,720,724	9.9%	1,215,172	7.0%	—	N/A	%
Merchants Bank	2,226,641	12.8%	1,214,357	7.0%	1,127,617	6.5%
Tier I capital(1) (to average assets)
Company	2,272,014	11.5%	990,358	5.0%	—	N/A	%
Merchants Bank	2,226,641	11.3%	987,284	5.0%	987,284	5.0%

(1)	As defined by regulatory agencies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Merchants Bank to maintain minimum amounts and ratios (set forth in the table above). Management believes, as of March 31, 2026 and December 31, 2025, that the Company and Merchants Bank met all capital adequacy requirements to which they were subject. For additional information regarding dividend restrictions, see the Company’s 2025 Annual Report on Form 10–K.

As of March 31, 2026 and December 31, 2025, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the Company’s or Merchants Bank’s category.

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

During the three months ended March 31, 2026, the Company’s MOU from mid-2025 with the FDIC and DFI was terminated, following progress made by management in addressing the MOU provisions. As a result, the Company is no longer subject to any dividend or capital restrictions beyond those applicable to institutions that are considered well-capitalized under applicable regulatory guidelines.

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

Our business consists of funding low risk, multi-family, residential, and SBA loans, as well as warehouse repurchase agreements, meeting underwriting standards of government programs under an originate to sell model, and retaining adjustable-rate loans as held for investment to reduce interest rate risk.

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

The following table presents NII at Risk for Merchants Bank as of March 31, 2026 and December 31, 2025.

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
March 31, 2026:
Dollar change	$(72,556)	$(38,982)	$36,757	$73,717
Percent change	(12.5)%	(6.7)%	6.3%	12.7%

December 31, 2025:
Dollar change	$(86,677)	$(45,885)	$39,011	$78,102
Percent change	(14.7)%	(7.8)%	6.6%	13.2%

Our interest rate risk management policy objective is to limit the change in our net interest income to 20% for a +/-100 basis point move in interest rates, and 30% for a +/-200 basis point move in rates. At March 31, 2026 we estimated that we were within policy limits set by our Board for the -200, -100, +100, and +200 basis point scenarios.

The EVE results for Merchants Bank included in the following table reflect the analysis used quarterly by management. It models immediate -200, -100, +100 and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
March 31, 2026:
Dollar change	$65,852	$37,799	$(6,262)	$(11,235)
Percent change	2.9%	1.6%	(0.3)%	(0.5)%

December 31, 2025:
Dollar change	$62,263	$37,217	$(4,649)	$(8,900)
Percent change	2.8%	1.7%	(0.2)%	(0.4)%

Our interest rate risk management policy objective is to limit the change in our EVE to 15% for a +/-100 basis point move in interest rates, and 20% for a +/-200 basis point move in rates. We are within policy limits set by our Board for the -200, -100, +100 and +200 basis point scenarios. The EVE reported at March 31, 2026 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Merchants Bancorp

Although intended to enhance understanding of the Company’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. In addition, these non-GAAP financial measures may differ from those used by other financial institutions to assess their business and performance.

	March 31,
	2026	2025

	(In thousands)
Total equity	$2,330,303	$2,160,735
Less: goodwill and intangibles	(8,045)	(8,068)
Less: preferred stock	(551,291)	(551,291)
Tangible common shareholders' equity	$1,770,967	$1,601,376

Assets	$20,321,782	$18,797,800
Less: goodwill and intangibles	(8,045)	(8,068)
Tangible assets	$20,313,737	$18,789,732

Ending common shares	45,935,408	45,881,706

Tangible book value per common share	$38.55	$34.90

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective.

(b)        Changes in internal control.

There have been no changes in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Merchants Bancorp

Part II

Other Information

ITEM 1.     Legal Proceedings

None.

ITEM 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, the Company repurchased 73,164 shares for $3.0 million at an average price of $41.03 per share of common stock. The following table presents our repurchase activity on a cash basis.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet to be purchased under the plans or programs (1)

January 1 - January 31, 2026	—	$—	—	$100,000,000
February 1 - February 28, 2026	—	$—	—	$100,000,000
March 1 - March 31, 2026	73,164	$41.03	73,164	$96,998,378
Total	73,164	$41.03	73,164
(1)	On January 28, 2026, the Company announced a stock repurchase program, up to $100,000,000 of common stock, expiring December 31, 2027. On February 26, 2026, the Company entered into a Rule 10b5-1 plan (the “10b5-1 Plan”) with a broker for the repurchase of shares of its common stock commencing on March 3, 2026. The details of this repurchase plan were provided in a press release issued by the Company on January 28, 2026.

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

Merchants Bancorp

Date:	May 7, 2026	By:	/s/ Michael F. Petrie
Michael F. Petrie
Chairman & Chief Executive Officer

Date:	May 7, 2026	By:	/s/ Sean A. Sievers
Sean A. Sievers Chief Financial & Accounting Officer
(Principal Financial Officer)