Form 10-Q
period 2026-06-30
Merchants Bancorp
filed 2026-08-07
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of July 30, 2026, the latest practicable date, 45,938,075 shares of the registrant’s common stock, without par value, were issued and outstanding.

Merchants Bancorp

Glossary of Defined Terms

As used in this report, references to “Merchants,” “the Company,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Merchants Bancorp and its wholly owned subsidiaries. Merchants Bancorp refers solely to the parent holding company, and Merchants Bank refers to Merchants Bancorp’s bank subsidiary, Merchants Bank of Indiana.

The acronyms and abbreviations identified below are used throughout this report, including the Notes to Condensed Consolidated Financial Statements

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

N/A: not applicable

NASDAQ: NASDAQ Capital Market

PCAOB: Public Company Accounting Oversight Board

REMIC: real estate mortgage investment conduit

ROU: right of use

SBA: Small Business Administration

SEC: Securities and Exchange Commission

SOFR: Secured Overnight Financing Rate

Treasury: US Department of Treasury

VIE: variable interest entity

Part I – Financial Information

Item 1. Financial Statements

Merchants Bancorp

Condensed Consolidated Balance Sheets

June 30, 2026 (Unaudited) and December 31, 2025

(In thousands, except share data)

	June 30,	December 31,
	2026	2025*
Assets
Cash and due from banks	$17,875	$15,844
Interest-earning demand accounts	296,828	196,358
Cash and cash equivalents	314,703	212,202
Securities purchased under agreements to resell	1,501	1,520
Mortgage loans in process of securitization	407,418	620,094
Securities available for sale (includes $527,676 and $571,314 at fair value)	820,105	865,058
Securities held to maturity (fair value of $1,353,543 and $1,543,554)	1,354,885	1,543,659
Federal Home Loan Bank (FHLB) stock and other equity securities	227,589	227,589
Loans held for sale (includes $148,368 and $76,980 at fair value)	4,615,894	3,873,012
Loans receivable (includes $46,024 and $47,318 at fair value), net of allowance for credit losses on loans of $75,803 and $83,301	12,262,800	10,951,381
Premises and equipment, net	74,664	73,929
Servicing rights	236,949	217,296
Interest receivable	82,078	81,807
Goodwill	8,014	8,014
Other real estate owned	72,389	60,145
Other assets and receivables	750,993	713,237
Total assets	$21,229,982	$19,448,943
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$606,682	$604,081
Interest-bearing	13,647,632	12,437,111
Total deposits	14,254,314	13,041,192
Borrowings	4,282,597	3,842,592
Deferred and current tax liabilities, net	50,140	33,900
Other liabilities	249,127	250,500
Total liabilities	18,836,178	17,168,184
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 75,000,000 shares
Issued and outstanding - 45,938,075 and 45,893,172 shares	244,345	243,310
Preferred stock, without par value - 5,000,000 total shares authorized
6% Series C Preferred stock - $1,000 per share liquidation preference
Authorized - 200,000 shares
Issued and outstanding - 196,181 shares (equivalent to 7,847,233 depositary shares)	191,084	191,084
8.25% Series D Preferred stock - $1,000 per share liquidation preference
Authorized - 300,000 shares
Issued and outstanding - 142,500 shares (equivalent to 5,700,000 depositary shares)	137,459	137,459
7.625% Series E Preferred stock - $1,000 per share liquidation preference
Authorized - 230,000 shares
Issued and outstanding - 230,000 shares (equivalent to 9,200,000 depositary shares)	222,748	222,748
Retained earnings	1,599,367	1,486,191
Accumulated other comprehensive loss	(1,199)	(33)
Total shareholders' equity	2,393,804	2,280,759
Total liabilities and shareholders' equity	$21,229,982	$19,448,943

*Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Income (Unaudited)

For the Three and Six Months Ended June 30, 2026 and 2025

(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest Income
Loans	$252,546	$255,641	$482,815	$494,921
Mortgage loans in process of securitization	4,455	5,304	8,842	9,047
Investment securities:
Available for sale	9,562	12,095	19,504	24,453
Held to maturity	18,076	23,166	37,555	47,524
FHLB stock and other equity securities (dividends)	4,979	4,641	9,373	9,013
Other	4,454	3,552	6,494	6,645
Total interest income	294,072	304,399	564,583	591,603
Interest Expense
Deposits	116,839	131,375	226,688	255,316
Short-term borrowings	37,608	36,981	66,545	70,345
Long-term borrowings	3,089	7,324	6,166	15,027
Total interest expense	157,536	175,680	299,399	340,688
Net Interest Income	136,536	128,719	265,184	250,915
Provision for credit losses	9,184	53,027	24,483	60,754
Net Interest Income After Provision for Credit Losses	127,352	75,692	240,701	190,161
Noninterest Income
Gain on sale of loans	13,160	23,342	26,666	34,961
Loan servicing fees, net	11,992	6,138	27,091	10,148
Mortgage warehouse fees	1,857	2,039	3,477	3,552
Syndication and asset management fees	6,933	9,707	10,050	13,096
Other income	11,738	9,254	24,995	12,416
Total noninterest income	45,680	50,480	92,279	74,173
Noninterest Expense
Salaries and employee benefits	39,345	43,566	77,910	79,985
Loan expense	1,177	1,142	2,362	1,940
Occupancy and equipment	3,462	2,494	6,543	4,845
Professional fees	3,328	3,159	6,095	6,053
Deposit insurance expense	5,893	7,152	14,301	14,380
Technology expense	2,893	2,446	5,572	4,820
Credit risk transfer premium expense	6,100	4,767	11,864	8,629
Other expense	11,050	12,611	24,243	18,349
Total noninterest expense	73,248	77,337	148,890	139,001
Income Before Income Taxes	99,784	48,835	184,090	125,333
Provision for income taxes	21,481	10,854	38,055	29,113
Net Income	$78,303	$37,981	$146,035	$96,220
Dividends on preferred stock	(10,266)	(10,266)	(20,531)	(20,531)
Impact of preferred stock redemption	—	—	—	(5,371)
Net Income Allocated to Common Shareholders	$68,037	$27,715	$125,504	$70,318
Basic Earnings Per Share	$1.48	$0.60	$2.73	$1.53
Diluted Earnings Per Share	$1.48	$0.60	$2.73	$1.53
Weighted-Average Shares Outstanding
Basic	45,936,610	45,883,644	45,933,291	45,853,998
Diluted	46,005,938	45,929,563	46,001,859	45,921,988

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three and Six Months Ended June 30, 2026 and 2025

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Income	$78,303	$37,981	$146,035	$96,220
Other Comprehensive Income:
Net unrealized losses on investment securities available for sale, net of tax benefit of $125, $53, $366 and $36	(395)	(170)	(1,166)	(114)
Other comprehensive loss for the period	(395)	(170)	(1,166)	(114)
Comprehensive Income	$77,908	$37,811	$144,869	$96,106

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three and Six Months Ended June 30, 2026 and 2025

(In thousands, except share data)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	45,935,408	$243,433	45,881,706	$240,512	45,893,172	$243,310	45,767,166	$240,313
Repurchase of common stock	—	—	—	—	(73,164)	(781)	—	—
Distribution to employee stock ownership plan	—	—	—	—	43,868	1,494	30,802	1,124
Shares issued for stock compensation plans, net of taxes withheld to satisfy tax obligations	2,667	912	3,752	940	74,199	322	87,490	15
Balance at end of period	45,938,075	244,345	45,885,458	241,452	45,938,075	244,345	45,885,458	241,452

6% Series B Preferred Stock
Balance at beginning of period	—	—	—	—	—	—	125,000	120,844
Redemption of 6% Series B preferred stock	—	—	—	—	—	—	(125,000)	(120,844)
Balance at end of period	—	—	—	—	—	—	—	—

6% Series C Preferred Stock
Balance at beginning and end of period	196,181	191,084	196,181	191,084	196,181	191,084	196,181	191,084

8.25% Series D Preferred Stock
Balance at beginning and end of period	142,500	137,459	142,500	137,459	142,500	137,459	142,500	137,459

7.625% Series E Preferred Stock
Balance at beginning and end of period	230,000	222,748	230,000	222,748	230,000	222,748	230,000	222,748

Retained Earnings
Balance at beginning of period		1,536,383		1,369,009		1,486,191		1,330,995
Net income		78,303		37,981		146,035		96,220
Dividends on 6% Series C preferred stock, $60.00 per share, annually		(2,943)		(2,943)		(5,886)		(5,886)
Dividends on 8.25% Series D preferred stock, $82.50 per share, annually		(2,939)		(2,939)		(5,878)		(5,878)
Dividends on 7.625% Series E preferred stock, $76.25 per share, annually		(4,384)		(4,384)		(8,767)		(8,767)
Dividends on common stock, $0.44 per share, annually in 2026 and $0.40 per share, annually in 2025		(5,053)		(4,588)		(10,107)		(9,177)
Impact of 6% Series B preferred stock redemption		—		—		—		(4,156)
Excise tax on preferred stock redemption		—		—		—		(1,215)
Repurchase of common stock		—		—		(2,221)		—
Balance at end of period		1,599,367		1,392,136		1,599,367		1,392,136

Accumulated Other Comprehensive Loss
Balance at beginning of period		(804)		(77)		(33)		(133)
Other comprehensive loss		(395)		(170)		(1,166)		(114)
Balance at end of period		(1,199)		(247)		(1,199)		(247)

Total shareholders' equity		$2,393,804		$2,184,632		$2,393,804		$2,184,632

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2026 and 2025

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Operating activities:
Net income	$146,035	$96,220
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,766	1,540
Provision for credit losses	24,483	60,754
Gain on sale of loans	(26,666)	(34,961)
Proceeds from sold loans and principal collected	28,036,517	18,150,631
Loans and participations originated and purchased for sale	(28,781,162)	(18,254,897)
Proceeds from sale of LIHTC projects	3,559	9,777
Purchases of LIHTC projects for sale	(17,105)	(22,987)
Purchases of other tax credits	(20,241)	—
Change in servicing rights for paydowns and fair value adjustments	(9,769)	5,550
Net change in:
Mortgage loans in process of securitization	212,676	25,779
Other assets and receivables	33,094	(14,219)
Other liabilities	1,173	(1,865)
Other	10,628	5,564
Net cash (used in) provided by operating activities	(384,012)	26,886
Investing activities:
Net change in securities purchased under agreements to resell	19	20
Purchases of securities available for sale	(260,372)	(344,503)
Purchases of mortgage servicing rights	(125)	(70)
Proceeds from calls, maturities and paydowns of securities available for sale	293,693	391,790
Proceeds from calls, maturities and paydowns of securities held to maturity	188,856	116,573
Purchases of loans	(39,349)	(30,408)
Net change in loans receivable	(1,340,264)	(503,358)
Proceeds from loans held for sale previously classified as loans receivable	55,570	386,604
Purchase of FHLB stock	—	(46)
Purchases of premises and equipment	(3,586)	(11,358)
Purchase of limited partnership interests	(3,749)	(35,210)
Other investing activities	5,113	2,737
Net cash used in investing activities	(1,104,194)	(27,229)
Financing activities:
Net change in deposits	1,184,342	577,652
Proceeds from borrowings	158,525,000	141,830,587
Repayment of borrowings	(158,084,995)	(142,197,028)
Payment of credit linked notes	—	(10,605)
Repurchase of common stock	(3,002)	—
Dividends	(30,638)	(29,708)
Net cash provided by financing activities	1,590,707	170,898
Net Change in Cash and Cash Equivalents	102,501	170,555
Cash and Cash Equivalents, Beginning of Period	212,202	476,610
Cash and Cash Equivalents, End of Period	$314,703	$647,165
Supplemental Cash Flows Information:
Interest paid	$297,776	$344,939
Income taxes (received) paid, net	(17,822)	41,093
Reduction in commitment payable for limited partnership interest of LLCs	—	2,752
Liabilities accrued for additions in premises and equipment	—	2,627
Liabilities accrued for excise tax on preferred stock repurchase	—	1,215
Change in prepaid assets for preferred stock repurchase	—	125,000

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

The accompanying unaudited condensed consolidated balance sheet of the Company as of December 31, 2025, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025, were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2025 in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included to present fairly the financial position as of June 30, 2026, and the results of operations, cash flows and changes in shareholders’ equity for the three and six months ended June 30, 2026. All interim amounts have not been audited and the results of operations for the three and six months ended June 30, 2026, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of and for the period ended June 30, 2026 and 2025 include results from the Company, and its wholly owned subsidiaries, Merchants Bank and MIP. Also included are Merchants Bank’s primary operating subsidiaries, MCC, MCS, and MCI, as well as all direct and indirectly owned subsidiaries owned by Merchants Bancorp.

The results of Merchants Foundation, Inc., a nonprofit corporation, are consolidated with the Company’s unaudited condensed consolidated financial statements in all periods presented.

In addition, when the Company makes an equity investment in or has a relationship with an entity for which it holds a variable interest, it is evaluated for consolidation requirements under ASC Topic 810. Accordingly, the Company assesses the entities for potential consolidation as a VIE and would only consolidate those entities for which it is the primary beneficiary. A primary beneficiary is defined as the party that has both the power to direct the activities that most significantly impact the entity, and an interest with significant exposure to the entity’s economics. To determine if an interest could be significant to the entity, both qualitative and quantitative factors regarding the nature, size, and form of the Company’s involvement with the entity are evaluated. Alternatively, under the voting interest model, it would only consolidate those entities for which it has a controlling interest.

The Company holds a variable interest in an investment for which it is the primary beneficiary, and its results have been consolidated in all periods presented. The investment is recorded on the unaudited condensed consolidated balance sheets in other assets and the significant liabilities in borrowings. Additionally, the Company has certain variable interest investments where it was not deemed to be the primary beneficiary of as of June 30, 2026 and December 31, 2025. These VIEs are not consolidated and the equity method or proportional amortization method of accounting has been applied. The Company will analyze whether the primary beneficiary designation has changed through triggering events on a prospective basis. Changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment. See Note 8: Variable Interest Entities (VIEs) for additional information about VIEs.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and use judgements that affect the reported amounts of assets, liabilities, revenues, and expenses. The estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the current circumstances. These estimates form the basis for making judgements about the carrying value of certain assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates under different assumptions or conditions.

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

Reclassifications

Certain reclassifications have been made in the 2025 footnotes to the unaudited condensed consolidated financial statements to conform to the footnotes to the unaudited condensed consolidated financial statement presentation as of and for the three and six months ended June 30, 2026. These reclassifications had no effect on the unaudited condensed consolidated financial statements as a whole nor on net income.

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

In November 2024, the FASB issued an ASU which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of our unaudited condensed consolidated statements of income.

The updates in ASU 2024-03 are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. An entity may apply the ASU on a prospective basis to financial statements for annual periods beginning after the effective date. The Company is continuing to evaluate the impact of adopting this new guidance for our disclosures.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 2:   Investment Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities available for sale and held to maturity were as follows:

	June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available for sale:
Treasury notes	$30,462	$—	$67	$30,395
Federal Agencies	259,999	—	1,503	258,496
Mortgage-backed - Agency (1) - multi-family	3,544	—	6	3,538
Mortgage-backed - Non-Agency - residential - fair value option (2)	356,050	—	—	356,050
Mortgage-backed - Agency - residential - fair value option (2)	171,626	—	—	171,626
Total securities available for sale	$821,681	$—	$1,576	$820,105
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$375,441	$—	$2,422	$373,019
Mortgage-backed - Non-Agency - residential	627,580	1,778	—	629,358
Mortgage-backed - Non-Agency - healthcare	340,267	—	—	340,267
Mortgage-backed - Agency - multi-family	11,597	—	698	10,899
Total securities held to maturity	$1,354,885	$1,778	$3,120	$1,353,543

FHLB and other equity securities (3)	$227,589
(1)	Agency includes government sponsored entities, such as Fannie Mae, Freddie Mac, Ginnie Mae, FHLB and FCB.
(2)	Fair value option securities represent securities which the Company has elected to carry at fair value with changes in the fair value recognized in earnings as they occur.
(3)	The Company reports the carrying value utilizing the measurement alternative election, reflecting any impairments or other adjustments if observable price changes occur for identical or similar investments of the same issuer.

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

Accrued interest on securities available for sale totaled $5.1 million at June 30, 2026 and $3.8 million at December 31, 2025, and is excluded from the estimate of credit losses.

Accrued interest on securities held to maturity totaled $4.1 million at June 30, 2026 and $5.0 million at December 31, 2025, and is excluded from the estimate of credit losses.

The amortized cost and fair value of securities available for sale at June 30, 2026 and December 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2026		December 31, 2025
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Securities available for sale:
Within one year	$30,462	$30,395	$85,226	$85,292
After one through five years	259,999	258,496	205,000	204,896
	290,461	288,891	290,226	290,188
Mortgage-backed - Agency - multi-family	3,544	3,538	3,562	3,556
Mortgage-backed - Non-Agency residential - fair value option	356,050	356,050	385,460	385,460
Mortgage-backed - Agency - residential - fair value option	171,626	171,626	185,854	185,854
	$821,681	$820,105	$865,102	$865,058
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$375,441	$373,019	$438,430	$437,480
Mortgage-backed - Non-Agency - residential	627,580	629,358	699,957	701,485
Mortgage-backed - Non-Agency - healthcare	340,267	340,267	393,588	393,584
Mortgage-backed - Agency - multi-family	11,597	10,899	11,684	11,005
	$1,354,885	$1,353,543	$1,543,659	$1,543,554

During the three and six months ended June 30, 2026 and 2025, no securities available for sale were sold.

The following tables show the Company’s gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, for which an ACL has not been recorded, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2026 and December 31, 2025:

	June 30, 2026
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Securities available for sale:
Treasury notes	$30,395	$67	$—	$—	$30,395	$67
Federal Agencies	258,496	1,503	—	—	258,496	1,503
Mortgage-backed - Agency - multi-family	3,538	6	—	—	3,538	6
	$292,429	$1,576	$—	$—	$292,429	$1,576

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

Allowance for Credit Losses

There were no credit-related factors underlying unrealized losses on available for sale securities at June 30, 2026 and December 31, 2025, accordingly no allowance for credit losses has been recorded. Furthermore, unrealized losses on the Company’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased.

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

The Company has a held to maturity, non-Agency, mortgage-backed security with an amortized cost value of $375.4 million and fair value of $373.0 million at June 30, 2026, acquired via a mortgage securitization transaction facilitated by the Company, which has experienced delinquencies in some of the underlying loans. As of June 30, 2026, 37% of the portfolio was delinquent. Additionally, the security is a senior tranche that has credit protection from the first 17.3% of losses. The Company continues to receive timely interest payments on this security, which is current as of June 30, 2026. The Company is not expected to have credit losses based on the loan-to-value of the underlying loans, its credit protection and expected cash flows. However, given the delinquencies on some of the underlying loans, the Company has classified the security as Special Mention as of June 30, 2026. This same security had an amortized cost value of $438.4 million and fair value of $437.5 million and was also classified as Special Mention at December 31, 2025. All other securities held to maturity were classified as Pass as of June 30, 2026 and December 31, 2025. No allowance for credit losses was recorded for this, or any other non-Agency security, as of June 30, 2026 and December 31, 2025. See Note 4: Loans and Allowance for Credit Losses on Loans for more information on the definitions of risk classifications for both loans and securities.

Note 3:   Mortgage Loans in Process of Securitization

Mortgage loans in process of securitization are recorded at fair value with changes in fair value recorded in earnings. These include multi-family rental real estate loan originations to be sold as Ginnie Mae mortgage-backed securities and Fannie Mae and Freddie Mac participation certificates, all of which are pending settlements with firm

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

investor commitments to purchase the securities, typically occurring within 30 days. The aggregate positive fair value adjustment recorded in mortgage loans in process of securitization was $4.0 million and $5.2 million as of June 30, 2026 and December 31, 2025, respectively.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest separately from the related loan balance on the unaudited condensed consolidated balance sheets. Accrued interest on loans totaled $51.0 million and $51.4 million at June 30, 2026 and December 31, 2025, respectively.

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

For all loan portfolio segments, the Company charges off loans, or portions thereof, when available information confirms that specific loans are uncollectable based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For retail loans, which would be in the Banking segment, closed-end loans 120 days past due and open-end loans 180 days past due from the contractual due date are to be charged-off.

For loan modifications, interest income is recognized on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms.

The Company offers mortgage warehouse repurchase agreements to third parties to fund mortgage loans held for sale from closing until sale to an investor. Under a warehousing arrangement, the Company funds a mortgage loan as secured financing. The warehousing arrangement is secured by the underlying mortgages and a combination of deposits, personal guarantees, and advance rates, and may be cross collateralized with other loans. The Company typically holds the collateral until it is sent under a bailee arrangement instructing the investor to send proceeds to the Company. Typical investors are large financial institutions or government agencies. Interest earned from the time of funding to the time of sale is recognized as interest income as accrued. Warehouse fees are accrued as noninterest income.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Loan Portfolio Summary

Loans receivable at June 30, 2026 and December 31, 2025 include:

	June 30,	December 31,
	2026	2025

	(In thousands)
Mortgage warehouse repurchase agreements(1)	$2,168,175	$1,600,285
Residential real estate(2)	1,078,358	1,018,780
Multi-family financing	5,855,477	5,332,680
Healthcare financing	1,303,597	1,385,359
Commercial and commercial real estate(1)(3)(4)	1,837,427	1,603,551
Agricultural production and real estate	91,609	92,077
Consumer and margin loans	3,960	1,950
Loans Receivable	12,338,603	11,034,682
Less:
ACL-Loans	75,803	83,301

Loans Receivable, net	$12,262,800	$10,951,381

(1)	The warehouse portfolio is exclusively made up of loans to residential and multi-family mortgage bankers that are funding agency-eligible mortgages and commercial loans, which represent all of the Company’s loans to non-depository institutions.
(2)	Includes $0.8 billion and $0.8 billion of All-in-One© first-lien home equity lines of credit at June 30, 2026 and December 31, 2025, respectively.
(3)	Includes $1.2 billion and $0.9 billion of revolving lines of credit collateralized primarily by single-family mortgage servicing rights as of June 30, 2026 and December 31, 2025, respectively.
(4)	Includes only $19.0 million and $19.5 million of non-owner occupied commercial real estate as of June 30, 2026 and December 31, 2025, respectively.

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

As a secured repurchase agreement, collateral pledged to the Company secures each individual mortgage until the mortgage company sells the loan in the secondary market. Traditional secured warehouse repurchase agreements and participation agreements typically carry a base interest rate of SOFR, plus a margin, or the mortgage note rate.

Risk is evident if there is a change in the fair value of mortgage loans originated by mortgage companies in warehouse, the sale of which is the expected source of repayment under a warehouse facility. However, the warehouse customers are required to hedge the change in value of these loans to mitigate the risk, typically through forward sales contracts.

Residential Real Estate Loans (RES RE): Real estate loans are secured by owner-occupied one-to-four family residences. Repayment of residential real estate loans is primarily dependent on the personal income and assets of the borrowers. Credit risk for these loans is driven by those factors, as well as the credit rating of the borrowers and property values. In addition to loans originated for sale, and some loans receivable, included in this segment are All-in-One© first-

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

lien HELOC products that link a borrower’s mortgage and deposit account into a single facility and have typically carried a base interest rate of One-Year CMT, plus a margin. Originations since March 2025 are tied to 30-day SOFR, plus a margin.

Multi-Family Financing (MF FIN): The Company specializes in originating multi-family financing that can be Market Rate or Affordable. The portfolio includes loans for construction, acquisition, refinance, or permanent financing. Loans are typically secured by real estate mortgages, assignment of LIHTCs, and/or equity interest in the underlying properties. All loans are assessed and reviewed at a minimum based on borrower strength/experience, historical property performance, market trends, projected financial performance with regards to intended strategy, and source of repayment. Independent third-party reports are used to ensure legal conformity and support valuations of the assets. Exit strategies and sources of repayment are provided through the secondary market via governmental programs, strategic refinances, LIHTC equity installments, and cashflow from the properties. Repayment of these loans may include refinancing to a permanent loan or sale of the property, as well as successful operation of a business or property and the borrower’s cash flows. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values, and the local economy in the related market area. Interest rate risk is mitigated by borrower purchased rate caps, interest reserves, liquidity covenants, and forward commitments from GSEs. These loans are well collateralized and underwritten to agency guidelines. Loans included in this segment typically carry a base rate of 30-day SOFR, that adjusts on a monthly basis, and a margin. The Company focuses on loan classes that are underwritten to FHA or GSE guidelines or can be sold in the secondary market.

Healthcare Financing (HC FIN): The healthcare financing portfolio includes customized loan products for need-based, independent living, assisted living, memory care, and skilled nursing projects. A variety of loan products are available to accommodate rehabilitation, acquisition, and refinancing of healthcare properties. Credit risk in these loans is primarily driven by local demographics and the expertise of the operators of the facilities. Repayment of these loans may include refinancing to a permanent loan or sale of the property, as well as successful operation of a business or property and the borrower’s cash flows. These loans are well-collateralized and underwritten to agency guidelines. Loans included in this segment typically carry a base rate of 30-day SOFR that adjusts on a monthly basis, plus a margin. The Company focuses on loan classes that are underwritten to FHA guidelines or can be sold in the secondary market.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Loan characteristics used in determining the segmentation include the underlying collateral, type, or purpose of the loan, and expected credit loss patterns. The initial estimation of expected credit losses for each segment is based on historical credit loss experience and management’s judgement. Given the Company’s historical credit loss experience, peer and industry data was also incorporated into the measurement. Expected life of loan credit losses are quantified using discounted cash flows and remaining life methodologies.

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

The following tables present, by loan portfolio segment, the activity in the ACL-Loans for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$3,821	$3,307	$52,805	$5,681	$10,701	$470	$46	$76,831
Provision for credit losses	583	616	9,361	(919)	1,053	5	16	10,715
Loans charged to the allowance	—	(217)	(15,717)	—	(598)	—	—	(16,532)
Recoveries of loans previously charged-off	—	—	2,338	2,451	—	—	—	4,789
Balance, end of period	$4,404	$3,706	$48,787	$7,213	$11,156	$475	$62	$75,803

	Three Months Ended June 30, 2025
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$3,747	$6,145	$53,416	$9,127	$10,295	$608	$75	$83,413
Provision for credit losses	1,167	(1,634)	48,364	4,714	1,822	29	(1)	54,461
Loans charged to the allowance	—	—	(38,309)	(7,497)	(257)	—	—	(46,063)
Recoveries of loans previously charged-off	—	—	—	—	—	—	—	—
Balance, end of period	$4,914	$4,511	$63,471	$6,344	$11,860	$637	$74	$91,811

The Company recorded a total provision for credit losses of $9.2 million for the three months ended June 30, 2026. The $9.2 million total provision for credit losses consisted of $10.7 million for the ACL-Loans as shown above, net of a $1.5 million release for the ACL-OBCE’s and net of a $6,000 release for the ACL-Guarantees, related to a loan securitization.

The Company recorded a total provision for credit losses of $53.0 million for the three months ended June 30, 2025. The $53.0 million total provision for credit losses consisted of $54.5 million for the ACL-Loans as shown above, net of a $1.1 million release for the ACL-OBCE’s and net of a $0.4 million release for the ACL-Guarantees, related to a loan securitization.

	Six Months Ended June 30, 2026
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$4,269	$4,672	$43,041	$18,595	$11,998	$697	$29	$83,301
Provision for credit losses	135	(513)	28,988	(1,566)	(247)	(222)	33	26,608
Loans charged to the allowance	—	(453)	(26,193)	(12,267)	(598)	—	—	(39,511)
Recoveries of loans previously charged-off	—	—	2,951	2,451	3	—	—	5,405
Balance, end of period	$4,404	$3,706	$48,787	$7,213	$11,156	$475	$62	$75,803

	Six Months Ended June 30, 2025
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$3,816	$5,942	$55,126	$8,562	$10,293	$539	$108	$84,386
Provision for credit losses	1,098	(1,431)	57,048	5,279	1,909	98	(34)	63,967
Loans charged to the allowance	—	—	(48,703)	(7,497)	(370)	—	—	(56,570)
Recoveries of loans previously charged-off	—	—	—	—	28	—	—	28
Balance, end of period	$4,914	$4,511	$63,471	$6,344	$11,860	$637	$74	$91,811

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recorded a total provision for credit losses of $24.5 million for the six months ended June 30, 2026. The $24.5 million total provision for credit losses consisted of $26.6 million for the ACL-Loans as shown above, net of a $2.1 million release for the ACL-OBCE’s and net of a $13,000 release for the ACL-Guarantees, related to a loan securitization.

The Company recorded a total provision for credit losses of $60.8 million for the six months ended June 30, 2025. The $60.8 million total provision for credit losses consisted of $64.0 million for the ACL-Loans as shown above, net of a $2.8 million release for the ACL-OBCE’s and net of a $0.4 million release for the ACL-Guarantees, related to a loan securitization.

The following table presents, by loan portfolio segment, the activity in the ACL-Loans, for the year-ended December 31, 2025:

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

The table below presents the amortized cost basis and ACL-Loans allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL-Loans Allocation

	(In thousands)
RES RE	$4,174	$—	$—	$4,174	$16
MF FIN	178,312	—	—	178,312	4,689
HC FIN	45,200	—	—	45,200	882
CML & CRE	1,715	—	361	2,076	52
AG & AGRE	181	—	—	181	1
Total collateral dependent loans	$229,582	$—	$361	$229,943	$5,640

There were no significant changes to the types of collateral securing the Company’s collateral dependent loans compared to December 31, 2025.

	December 31, 2025
	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL-Loans Allocation

	(In thousands)
RES RE	$7,681	$—	$—	$7,681	$39
MF FIN	213,289	—	—	213,289	5,618
HC FIN	72,825	—	—	72,825	12,515
CML & CRE	8,725	—	566	9,291	270
AG & AGRE	181	4	—	185	2
Total collateral dependent loans	$302,701	$4	$566	$303,271	$18,444

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

Substandard - Loans classified as Substandard are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. When a loan in the form of a line of credit is downgraded to Substandard, it is evaluated for credit losses and future draws under the line of credit require the approval of a Senior Credit Officer or above.

Doubtful - Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the credit risk profile of the Company’s loan receivable portfolio based on internal risk rating category and origination or extension year as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	TOTAL

	(In thousands)
MTG WHRA
Pass	$—	$—	$—	$—	$—	$—	$2,168,175	$2,168,175
Total	$—	$—	$—	$—	$—	$—	$2,168,175	$2,168,175
RES RE
Pass	$28,067	$72,619	$30,662	$16,309	$6,271	$24,274	$895,982	$1,074,184
Substandard	—	—	140	436	—	—	3,598	4,174
Total	$28,067	$72,619	$30,802	$16,745	$6,271	$24,274	$899,580	$1,078,358
Charge-offs	$—	$—	$431	$—	$22	$—	$—	$453
MF FIN
Pass	$873,562	$852,539	$496,617	$246,372	$227,015	$21,409	$2,770,251	$5,487,765
Special Mention	18,053	59,518	34,162	48,083	25,785	—	3,799	189,400
Substandard	16,189	32,827	8,215	78,977	37,050	—	5,054	178,312
Total	$907,804	$944,884	$538,994	$373,432	$289,850	$21,409	$2,779,104	$5,855,477
Charge-offs	$—	$—	$1,630	$—	$21,766	$2,797	$—	$26,193
HC FIN
Pass	$446,070	$295,143	$17,834	$7,081	$—	$—	$470,810	$1,236,938
Special Mention	9,000	—	—	—	—	—	12,459	21,459
Substandard	—	32,050	—	—	—	8,050	5,100	45,200
Total	$455,070	$327,193	$17,834	$7,081	$—	$8,050	$488,369	$1,303,597
Charge-offs	$—	$—	$—	$—	$—	$12,267	$—	$12,267
CML & CRE
Pass	$50,736	$61,936	$39,122	$39,185	$55,150	$60,888	$1,524,495	$1,831,512
Special Mention	33	437	771	536	498	964	600	3,839
Substandard	—	—	175	115	569	1,217	—	2,076
Total	$50,769	$62,373	$40,068	$39,836	$56,217	$63,069	$1,525,095	$1,837,427
Charge-offs	$—	$—	$—	$—	$—	$598	$—	$598
AG & AGRE
Pass	$8,564	$12,587	$14,262	$5,919	$3,692	$21,017	$25,299	$91,340
Special Mention	—	88	—	—	—	—	—	88
Substandard	—	—	—	—	181	—	—	181
Total	$8,564	$12,675	$14,262	$5,919	$3,873	$21,017	$25,299	$91,609
CON & MAR
Pass	$129	$94	$48	$11	$—	$—	$3,678	$3,960
Total	$129	$94	$48	$11	$—	$—	$3,678	$3,960

Total Pass	$1,407,128	$1,294,918	$598,545	$314,877	$292,128	$127,588	$7,858,690	$11,893,874
Total Special Mention	$27,086	$60,043	$34,933	$48,619	$26,283	$964	$16,858	$214,786
Total Substandard	$16,189	$64,877	$8,530	$79,528	$37,800	$9,267	$13,752	$229,943
Total Loans	$1,450,403	$1,419,838	$642,008	$443,024	$356,211	$137,819	$7,889,300	$12,338,603
Total Charge-offs	$—	$—	$2,061	$—	$21,788	$15,662	$—	$39,511

In the charts above and on the next page, loans that have been renewed or extended are presented in the vintage year corresponding to the most recent renewal or extension date rather than the original origination year. Renewals and extensions represent modifications of existing loans and not new loan originations.

All loans held for sale were pass grade as of June 30, 2026 and are not included in the table above. The Company did not have any material revolving loans converted to term loans that were not re-underwritten at June 30, 2026.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Delinquent Loans

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)
MTG WHRA	$—	$—	$—	$—	$2,168,175	$2,168,175
RES RE	4,454	4,135	917	9,506	1,068,852	1,078,358
MF FIN	14,558	17,978	134,793	167,329	5,688,148	5,855,477
HC FIN	—	—	22,242	22,242	1,281,355	1,303,597
CML & CRE	—	—	2,076	2,076	1,835,351	1,837,427
AG & AGRE	—	6,460	87	6,547	85,062	91,609
CON & MAR	—	—	—	—	3,960	3,960
	$19,012	$28,573	$160,115	$207,700	$12,130,903	$12,338,603
	—%	—%	1%	2%	98%	100%

The table above excludes one residential loan of $0.3 million, 60-89 days past due, classified as held for sale at June 30, 2026.

	December 31, 2025
	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)
MTG WHRA	$—	$—	$—	$—	$1,600,285	$1,600,285
RES RE	5,077	2,430	3,479	10,986	1,007,794	1,018,780
MF FIN	—	47,475	111,348	158,823	5,173,857	5,332,680
HC FIN	—	—	26,167	26,167	1,359,192	1,385,359
CML & CRE	7,517	659	2,280	10,456	1,593,095	1,603,551
AG & AGRE	—	125	4	129	91,948	92,077
CON & MAR	—	—	—	—	1,950	1,950
	$12,594	$50,689	$143,278	$206,561	$10,828,121	$11,034,682
	—%	—%	1%	2%	98%	100%

The table above excludes one multi-family loan of $0.3 million, 30-59 days past due, classified as held for sale that was past due as of December 31, 2025.

Nonperforming Loans and Assets

Nonaccrual loans, including modified loans to borrowers experiencing financial difficulty that have not met the six-month minimum performance criterion, are reported as nonperforming loans. For all loan classes, it is the Company’s policy to have any modified loans which are on nonaccrual status prior to being modified, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is doubtful under the terms of the loan agreement. Generally, this is at 90 days or more past due. The amount of interest income recognized on nonaccrual financial assets was inconsequential for the three and six months ended June 30, 2026 and 2025.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s nonperforming loans at June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing

	(In thousands)
RES RE	$4,173	$—	$7,680	$—
MF FIN	153,345	—	128,241	—
HC FIN	45,951	—	59,574	—
CML & CRE	2,076	—	2,313	—
AG & AGRE	—	87	4	—
	$205,545	$87	$197,812	$—

The Company did not have any loans classified as held for sale on nonaccrual or 90 days past due and accruing as of June 30, 2026 or December 31, 2025.

The Company did not have any nonaccrual loans without an estimated ACL at June 30, 2026 or December 31, 2025.

Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Company modifies loans to borrowers in financial difficulty by providing principal forgiveness, term extension, an other-than-insignificant payment delay, or interest rate reduction. In some cases, the Company provides multiple types of modifications on one loan. Typically, one type of modification, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another modification, such as principal forgiveness, may be granted.

The following tables present the amortized cost basis of loans at June 30, 2026 and 2025 that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2026 and 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Combination - Term Extension and Payment Delay	Total Class of Loans Receivable	% of Total Class of Loans Receivable	Combination - Term Extension and Payment Delay	Total Class of Financing Receivable	% of Total Class of Financing Receivable

	(In thousands)			(In thousands)

MF FIN	$74,720	$74,720	1%	$80,298	$80,298	1%
HC FIN	12,459	12,459	1%	21,458	21,458	2%
Total	$87,179	$87,179	1%	$101,756	$101,756	1%

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Term Extension	Total Class of Loans Receivable	% of Total Class of Loans Receivable	Term Extension	Combination - Term Extension and Payment Delay	Total Class of Financing Receivable	% of Total Class of Financing Receivable

	(In thousands)			(In thousands)
MF FIN	$25,425	$25,425	1%	$25,425	$40,361	$65,786	1%
CML & CRE	—	—	—%	—	177	177	—
Total	$25,425	$25,425	1%	$25,425	$40,538	$65,963	1%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty. Loans with risk classifications of Pass and Special Mention were part of the pooled loan ACL analysis. Loans classified as Substandard or worse were individually evaluated for credit losses and specific reserves were established, if applicable. During the three and six months ended June 30, 2026, there were no specific reserves recorded on troubled loan modifications disclosed above. As of June 30, 2026, there were no specific reserves were recorded on troubled loan modifications disclosed above. The Company had a commitment to lend $1.8 million and $0 as of June 30, 2026 and 2025, respectively, to the borrowers included in the tables above.

Three Months Ended June 30, 2026
	Term Extension	Combination - Term Extension and Payment Delay
Loan Type	Financial Effect	Financial Effect
MF FIN		Added a weighted average of 3 months.
HC FIN		Added a weighted average of 3 months.

Six Months Ended June 30, 2026
	Term Extension	Combination - Term Extension and Payment Delay
Loan Type	Financial Effect	Financial Effect
MF FIN		Added a weighted average of 3 months.
HC FIN		Added a weighted average of 5 months.

Three Months Ended June 30, 2025
	Term Extension	Combination - Term Extension and Payment Delay
Loan Type	Financial Effect	Financial Effect
MF FIN	Added a weighted average of 7 months.

Six Months Ended June 30, 2025
	Term Extension	Combination - Term Extension and Payment Delay
Loan Type	Financial Effect	Financial Effect
MF FIN	Added a weighted average of 7 months.	Added a weighted average of 6 months.
CML & CRE		Term extension added a weighted average of 61 months, and forbearance added a weighted average of 12 months.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company closely monitors the performance of loans that were modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans as of June 30, 2026 and 2025 for loans modified within the twelve months preceding the respective reporting date.

	June 30, 2026
		30 - 89 Days	90+ Days	Total
	Current	Past Due	Past Due	Loans

	(In thousands)
MF FIN	$109,783	$—	$11,540	$121,323
HC FIN	58,228	—	8,342	66,570
CML & CRE	753	—	—	753
Total	$168,764	$—	$19,882	$188,646

	June 30, 2025
		30 - 89 Days	90+ Days	Total
	Current	Past Due	Past Due	Loans

	(In thousands)
MF FIN	$58,088	$—	$7,698	$65,786
HC FIN	—	—	9,649	9,649
CML & CRE	177	—	—	177
Total	$58,265	$—	$17,347	$75,612

During the six months ended June 30, 2026, one healthcare and two multi-family loans totaling $43.6 million defaulted after receiving payment delay and/or term extension modifications, within the previous twelve months, related to the borrowers’ financial difficulty. During the six months ended June 30, 2025, a multi-family loan totaling $9.6 million defaulted after receiving a payment delay modification, within the previous twelve months, related to the borrower’s financial difficulty.

Foreclosures

There were $0.8 million and $3.5 million of residential loans in process of foreclosure as of June 30, 2026 and December 31, 2025, respectively.

Loans Purchased

The Company purchased $39.3 million and $30.4 million of loans during the six months ended June 30, 2026 and 2025, respectively.

Standby Letters of Credit

The Company issues instruments, in the normal course of business with customers, that are considered financial guarantees. Standby letters of credit guarantees are issued in connection with agreements made by customers to counterparties. Standby letters of credit are contingent upon failure of the customer to perform the terms of the underlying contract. Although credit risk associated with the standby letters of credit is essentially the same as that associated with extending loans to customers and is subject to normal credit policies, the Company has never had to fund a standby letter of credit. The terms of these standby letters of credit range from less than one to ten years. These commitments are not recorded in the unaudited condensed consolidated financial statements. The total for these guarantees at June 30, 2026 and December 31, 2025 was $204.9 million and $186.5 million, respectively.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental Cash Flow Information

Supplemental cash flow information related to loans is presented in the table below.

	Six Months Ended June 30,
	2026	2025

	(In thousands)
Cash Flow Statement
Supplemental cash flow information:
Investments received in securitization of loans sold	$—	$3,583
Transfer of loans to other real estate owned	4,378	—
Deposits received upon loan origination	—	189,206
Transfer of loans from loans held for sale to loans receivable	19,808	18,429
Transfer of loans from loans receivable to loans held for sale	55,570	386,604

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

		June 30, 2026		December 31, 2025

		(In thousands)
Investment	Accounting Method	Investment	Unfunded Commitments	Investment	Unfunded Commitments
LIHTC	Proportional amortization	$236,319	$116,795	$218,110	$118,043
LIHTC (1)	Proportional amortization	55,382	—	49,725	—
LIHTC subtotal		$291,701	$116,795	$267,835	$118,043
New Market Fund	Consolidated	10,916	—	10,903	—
Total		$302,617	$116,795	$278,738	$118,043
(1)	LIHTC projects held for future syndication.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the amortization expense and tax credits recognized for the Company’s low-income housing investments for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Amortization expense	$6,685	$3,784	$12,972	$7,559
Recognized tax credits	$7,226	$4,095	$14,316	$8,369

Variable Fees Subject to Revenue Recognition Constraints

The Company serves as a general partner for several syndicated LIHTC funds that are owned by the same investor, holding 85.00-99.99% of the funds as a limited partner. The Company, as general partner, provides services including fund formation and the identification and acquisition of qualifying investments. Although some of these activities occur earlier in the arrangements, those activities do not provide a distinct benefit on their own and represent inputs to a single integrated service of managing the funds and delivering tax credits over the life of the arrangements. Accordingly, the services are accounted for as a single combined performance obligation that is satisfied over time.

The Company is entitled to future fees of up to approximately $33.4 million; however, substantially all consideration is variable and contingent upon the achievement of future performance milestones, including the stabilization of the underlying properties and the delivery of tax credits to the limited partner. These contingencies may extend out until 2043.

Due to the significant uncertainty associated with the achievement of these milestones, the extended duration of the agreements, and the potential for a significant reversal of revenue if the milestones are not achieved, the Company has fully constrained variable consideration as of June 30, 2026 and 2025. Accordingly, no revenue has been recognized to date. Revenue will be recognized only if, and when, the applicable performance milestones are achieved and constraint on variable consideration is lifted. The Company continually reassesses the constraint on variable consideration as facts and circumstances evolve. There were no changes in the Company’s conclusions during the three and six months ended June 30, 2026.

Because the Company’s right to consideration is contingent upon future performance and is not unconditional or enforceable until the underlying properties are stabilized and the delivery of tax credits is complete, no contract asset was recorded as of June 30, 2026 or December 31, 2025.

The Company has also advanced these LIHTC funds $82.8 million and $102.7 million as of June 30, 2026 and December 31, 2025, respectively, to acquire its LIHTC investment projects. These advances represent long-term funding provided to the funds and are expected to be repaid over a similar period. Repayment of the advances is not contingent upon the achievement of performance milestones related to the Company’s general partner services and does not arise from contracts with customers. Accordingly, the advances are not within the scope of ASC 606 and do not represent contract assets. These advances have been recorded in other assets on the unaudited condensed consolidated balance sheets. Repayment of the advances is expected to occur through capital contributions from the limited partner, and the advances are periodically assessed for recoverability.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental Cash Flow Information

The following table presents non-cash and supplemental information related to the Company’s qualified affordable housing investments.

	Six Months Ended June 30,
	2026	2025

	(In thousands)
Cash Flow Statement
Supplemental cash flow information:
Loans provided for sale of LIHTCs	$153	$—
Qualified affordable housing investments obtained in exchange for funding commitments	17,607	—
Deposits received upon reduction of funding commitments	18,854	—
Deposits received upon purchase of LIHTCs	9,926	—
Beneficial interests received in exchange for LIHTCs sold	7,836	4,227

Note 6: Leases

The Company has operating leases for various locations with terms ranging from one to ten years. Some operating leases include options to extend. The extensions were included in the ROU asset if the likelihood of extension was reasonably certain. The Company elected not to separate non-lease components from lease components for its operating leases.

Supplemental balance sheet information related to leases is presented in the table below as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

	(In thousands)
Balance Sheet
Operating lease ROU asset (in other assets)	$13,803	$6,006
Operating lease liability (in other liabilities)	15,199	7,264

Weighted average remaining lease term (years)	6.0	3.7
Weighted average discount rate	3.98%	3.44%

The table below presents the components of lease expenses for the three and six months ended June 30, 2026 and 2025. Operating lease expenses are included in occupancy and equipment expense on the unaudited condensed consolidated statements of income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Statement of Income
Components of lease expense:
Operating lease cost	$919	$738	$1,558	$1,432

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental cash flow information related to leases is presented in the tables below.

June 30, 2026
(In thousands)
Maturities of operating lease liabilities:
One year or less	$2,891
Year two	3,090
Year three	3,001
Year four	2,431
Year five	2,076
Thereafter	3,798
Total future minimum lease payments	17,287
Less: imputed interest	2,088
Total	$15,199

	Six Months Ended
	June 30,
	2026	2025

	(In thousands)
Cash Flow Statement
Supplemental cash flow information:
Operating cash flows for operating leases	$1,062	$1,133
ROU assets obtained in exchange for new operating lease liabilities	8,916	—

Note 7: Other Assets and Receivables

The following items are included in other assets and receivables on the unaudited condensed consolidated balance sheets.

Qualified Affordable Housing

Information regarding qualified affordable housing investments is disclosed elsewhere in Note 5: Qualified Affordable Housing and Other Tax Credits.

Income Tax Receivable

The Company had federal and state income tax receivables of $175.5 million and $181.5 million as of June 30, 2026 and December 31, 2025, respectively. These receivables were primarily related to the acquisition of $22.0 million and $151.3 million of transferable tax credits by the Company in 2026 and 2025, respectively, and the amounts due from the Internal Revenue Service claimed on federal income tax returns for which refunds had not been received as of the respective balance sheet dates. The Company evaluates the collectability of the federal income tax receivable at each reporting date. Based on management’s assessment, including consideration of amounts, and applicable statutory refund provisions, the Company believes the receivable is collectible. The balance will be reduced upon receipt of the related cash refunds.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Joint Ventures

The Company has investments in various joint ventures totaling $49.1 million and $47.0 million at June 30, 2026 and December 31, 2025, respectively. These investments are primarily made up of investments in debt funds totaling $32.6 million and $32.0 million at June 30, 2026 and December 31, 2025, respectively. The Company was not a primary beneficiary in any of these joint venture investments. Results from the entities are not required to be consolidated and are accounted for under the equity method of accounting. The Company is obligated to make additional investments over the next several years. There was an obligation of $8.4 million as of June 30, 2026 and December 31, 2025. See Note 8: Variable Interest Entities (VIEs) for additional information about VIE’s.

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

As of June 30, 2026 and December 31, 2025, there were no CDS recovery assets established. The total loan pool balance was $1.2 billion and $2.0 billion as of June 30, 2026 and December 31, 2025, respectively.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company has invested in single-family, multi-family, and healthcare debt financing entities, as well as low-income housing syndicated funds that are deemed to be VIEs. The Company also has deemed certain mortgage-backed securitizations (REMIC trusts) as VIEs that were established in conjunction with multi-family and healthcare loan sales and securitization transactions. Accordingly, the entities were assessed for potential consolidation under the VIE model that requires primary beneficiaries to consolidate the entity’s results. A primary beneficiary is defined as the party that meets both of the following conditions: (i) the power to direct the activities that most significantly impact the economic performance of the entity, and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. To determine if an interest has significant exposure to the entity’s economics, both qualitative and quantitative factors regarding the nature, size, and form of involvement with the entity are evaluated.

At June 30, 2026 the Company determined it was not the primary beneficiary for most of its VIEs, largely because it does not have the power to direct the activities that most significantly impact the economic performance of the entity or the obligation to absorb losses or the rights to receive benefits that in either case could potentially be significant to the VIE. Evaluation and assessment of VIEs for consolidation is performed on an ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing reassessment.

The table below reflects the investments in the VIEs, as well as the maximum exposure to loss in connection with unconsolidated VIEs and liabilities for binding, unfunded commitments at June 30, 2026 and December 31, 2025. The Company’s maximum exposure to loss associated with its unconsolidated VIEs consists of the capital invested plus any unfunded equity commitments. These investments and unfunded liabilities for VIEs are recorded in other assets and other liabilities, respectively, on the unaudited condensed consolidated balance sheets. Also included in the maximum loss exposure are loans to VIEs that are included in loans receivable. Although the REMIC trusts are not recognized on the balance sheet, the maximum exposure to loss is the carrying value of the securities acquired as part of the securitization transactions, as well as a loan to a third party of the REMIC trust. For more information about the mortgage-backed securitizations or LIHTC investments see Note 2: Securities and Note 5: Qualified Affordable Housing and Other Tax Credits.

	Investments	Loans	Securities	Maximum	Liabilities
Assets	in VIEs	to VIEs	for VIEs	Exposure to Loss	for VIEs

	(In thousands)
June 30, 2026
LIHTC investments	$244,466	$301,681	$—	$546,147	$78,297
Debt funds	32,614	296,834	—	329,448	—
Mortgage-backed securitizations (1)	—	15,823	1,343,288	1,359,111	—
Total Unconsolidated VIEs	$277,080	$614,338	$1,343,288	$2,234,706	$78,297
December 31, 2025
LIHTC investments	$239,698	$284,391	$—	$524,089	$88,708
Debt funds	32,038	82,955	—	114,993	—
Mortgage-backed securitizations (1)	—	24,750	1,531,975	1,556,725	—
Total Unconsolidated VIEs	$271,736	$392,096	$1,531,975	$2,195,807	$88,708
(1)	Amounts include involvement with securitization SPEs where the Company transferred to and/or service loans for an SPE and hold securities issued by that SPE. Values disclosed in the table above represent the Company’s maximum exposure to loss for those securities’ holdings.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9: Deposits

Deposits were comprised of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

	(In thousands)
Noninterest-bearing deposits
Core demand deposits	$606,682	$604,081

Interest-bearing deposits
Demand deposits:
Core demand deposits	7,820,104	6,207,814
Brokered demand deposits	503,257	600,000
Total interest-earning demand deposits	8,323,361	6,807,814
Money market/savings deposits:
Core money market/savings deposits	3,944,677	3,566,523
Brokered money market/savings deposits	2,912	201,010
Total money market/savings deposits	3,947,589	3,767,533
Certificates of deposit:
Core certificates of deposit	585,061	905,448
Brokered certificates of deposit	791,621	956,316
Total certificates of deposit	1,376,682	1,861,764
Total interest-bearing deposits	13,647,632	12,437,111
Total deposits	$14,254,314	$13,041,192

Total core deposits	$12,956,524	$11,283,866
Total brokered deposits	$1,297,790	$1,757,326
Total deposits	$14,254,314	$13,041,192

Maturities for certificates of deposit are as follows:

June 30, 2026
(In thousands)
Due within one year	$1,336,726
Due in one year to two years	33,572
Due in two years to three years	6,384
Due in three years to four years	—
Due in four years to five years	—
Due in five years to six years	—
$1,376,682

Certificates of deposit of $250,000 or more totaled $329.9 million and $497.5 million at June 30, 2026 and December 31, 2025, respectively.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10: Borrowings

Borrowings were comprised of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

	(In thousands)
Subordinated debt	$71,800	$71,800
FHLB advances	4,202,863	3,762,858
Other borrowings	7,934	7,934
Total borrowings	$4,282,597	$3,842,592

FHLB

On June 15, 2026, the Company entered into a new variable-rate debt agreement with the FHLB for an advance that has put and call options attached to it. The balance of the advance was $2.0 billion as of June 30, 2026, and matures on September 14, 2026. The variable interest rate is based on the Federal Funds effective rate, plus 15 basis points, which was 3.78% on June 30, 2026. The FHLB has a put option to cancel the agreement 60 days after the initial execution date and the Company has a call option to cancel the agreement at any time, with one day’s notice.

On June 30, 2026, the Company entered into a new variable-rate debt agreement with the FHLB for an advance that has put and call options attached to it. The balance of the advance was $2.2 billion as of June 30, 2026, and matures on September 28, 2026. The variable interest rate is based on the Federal Funds effective rate, plus 15 basis points, which was 3.78% on June 30, 2026. The FHLB has a put option to cancel the agreement 60 days after the initial execution date and the Company has a call option to cancel the agreement at any time, with one day’s notice.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Company also entered into interest rate floor contracts with two warehouse loan customers to minimize interest rate risk. All changes in the fair market value of these options and floors have been included in other noninterest income.

Credit Risk Management

Since 2024, the Company has executed contracts as the buyer of credit protection through the credit default swap market. These contracts were purchased to manage credit risk associated with specific multi-family and healthcare mortgage loans. Under the terms of the contracts, the Company will be compensated for certain credit-related losses on a pool of covered loans. As of June 30, 2026, the protection sellers have posted aggregate collateral of $142.5 million related to their obligations under the contracts. The collateral is not included on the Company’s unaudited condensed consolidated balance sheets.

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

The following table presents the notional amount and fair value of interest rate locks, forward contracts, interest rate swaps, put options, interest rate floors, and credit default swaps utilized by the Company at June 30, 2026 and December 31, 2025. These tables exclude the fair market value adjustment on loans commonly hedged with these derivatives.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)
June 30, 2026
Interest rate lock commitments	$218,622	Other assets/liabilities	$505	$230
Forward contracts	335,838	Other assets/liabilities	49	685
Interest rate swaps	49,152	Other assets	3,003	—
Put options	575,910	Other assets	48,234	—
Interest rate floors	1,065,460	Other assets	14,147	—
Credit default swaps	141,368	Other assets	2,149	—
			$68,087	$915

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)
December 31, 2025
Interest rate lock commitments	$142,540	Other assets/liabilities	$227	$107
Forward contracts	146,452	Other assets/liabilities	2	467
Interest rate swaps	49,480	Other assets	2,354	—
Put options	608,885	Other assets	37,570	—
Interest rate floors	1,089,679	Other assets	9,540	—
Credit default swaps	123,222		—	—
			$49,693	$574

The following table summarizes the periodic changes in the fair value of the above derivative financial instruments on the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Derivative (loss) gain included in gain on sale of loans:
Interest rate lock commitments	$1,307	$224	$155	$408
Forward contracts (includes pair-off settlements)	(1,175)	(168)	160	(518)
Interest rate swaps	—	(438)	—	(1,280)
Net gain (loss)	$132	$(382)	$315	$(1,390)

Derivative gain included in other income:
Put options (1)	$2,741	$7,522	$10,664	$1,277
Interest rate floors	1,911	4,333	4,607	2,075
Interest rate swaps	561	—	909	—
Net gain	$5,213	$11,855	$16,180	$3,352

Derivative gain included in credit risk transfer premium expense:
Credit default swaps	$2,218	$—	$2,149	$—
Net gain	$2,218	$—	$2,149	$—

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

Derivatives on Behalf of Customers

The Company offers derivative contracts to some customers in connection with their Interest Rate Risk Management (“IRRM”) needs. These derivatives include back-to-back interest rate swap, cap, and floor arrangements. The Company manages the risk associated with these contracts by entering into an equal and offsetting derivative with a third-party dealer. These derivatives generally work together as an economically neutral interest rate position to assist the customer, but the Company does not designate them for hedge accounting treatment. Consequently, changes in fair value of the corresponding derivative financial asset or liability are recorded as a charge or credit to current earnings in other noninterest income, typically resulting in no net earnings impact.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair values of IRRM derivative assets and liabilities related to back-to-back derivatives on behalf of customers with back-to-back interest rate swap, cap or floor arrangements were recorded on the unaudited condensed consolidated balance sheets as follows:

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)
June 30, 2026	$1,272,950	Other assets/liabilities	$175	$175
December 31, 2025	$1,178,034	Other assets/liabilities	$7,289	$7,289

The gross gains and losses on these derivative assets and liabilities were recorded in other noninterest income on the unaudited condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Gross IRRM derivative gains	$5,022	$5,162	$7,464	$9,706
Gross IRRM derivative losses	(5,022)	(5,162)	(7,464)	(9,706)
Net IRRM derivative gains (losses)	$—	$—	$—	$—

The Company pledged $10.1 million and $10.0 million in collateral to secure its obligations under IRRM contracts at June 30, 2026 and December 31, 2025, respectively.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized on the accompanying unaudited condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2026 and December 31, 2025:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2026
Mortgage loans in process of securitization	$407,418	$—	$407,418	$—
Securities available for sale:
Treasury notes	30,395	30,395	—	—
Federal Agencies	258,496	—	258,496	—
Mortgage-backed - Agency	3,538	—	3,538	—
Mortgage-backed - Non-Agency residential - fair value option	356,050	—	356,050	—
Mortgage-backed - Agency - fair value option	171,626	—	171,626	—
Loans held for sale	148,368	—	148,368	—
Loans receivable	46,024	—	46,024	—
Servicing rights	236,949	—	—	236,949
Derivative assets:
Interest rate lock commitments	505	—	—	505
Forward contracts	49	—	49	—
Interest rate swaps	3,003	—	3,003	—
Interest rate swaps, caps, and floors (back-to-back)	175	—	175	—
Put options	48,234	—	7,173	41,061
Interest rate floors	14,147	—	—	14,147
Credit default swap	2,149	—	—	2,149
Derivative liabilities:
Interest rate lock commitments	230	—	—	230
Forward contracts	685	—	685	—
Interest rate swaps, caps, and floors (back-to-back)	175	—	175	—

December 31, 2025
Mortgage loans in process of securitization	$620,094	$—	$620,094	$—
Securities available for sale:
Treasury notes	30,680	30,680	—	—
Federal Agencies	259,508	—	259,508	—
Mortgage-backed - Agency	3,556	—	3,556	—
Mortgage-backed - Non-Agency residential - fair value option	385,460	—	385,460	—
Mortgage-backed - Agency - fair value option	185,854	—	185,854	—
Loans held for sale	76,980	—	76,980	—
Loans receivable	47,318	—	47,318	—
Servicing rights	217,296	—	—	217,296
Derivative assets:
Interest rate lock commitments	227	—	—	227
Forward contracts	2	—	2	—
Interest rate swaps	2,354	—	2,354	—
Interest rate swaps, caps, and floors (back-to-back)	7,289	—	7,289	—
Put options	37,570	—	5,640	31,930
Interest rate floors	9,540	—	—	9,540
Derivative liabilities:
Interest rate lock commitments	107	—	—	107
Forward contracts	467	—	467	—
Interest rate swaps, caps, and floors (back-to-back)	7,289	—	7,289	—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized on the accompanying unaudited condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the six months ended June 30, 2026 and the year ended December 31, 2025. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Mortgage Loans in Process of Securitization, Securities Available for Sale, and Securities with a Fair Value Option Election

Where quoted market prices are available in an active market, securities such as U.S. Treasuries are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy including Federal agencies, mortgage-backed securities, municipal securities, and FHA participation certificates. In certain cases, if Level 1 or Level 2 inputs are not available, securities would be classified within Level 3 of the hierarchy.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Servicing rights
Balance, beginning of period	$229,576	$189,711	$217,296	$189,935
Purchased servicing	—	70	125	70
Originated servicing	4,010	5,244	9,759	8,582
Paydowns	(2,652)	(2,246)	(5,184)	(5,054)
Gain (loss) recognized	6,015	258	14,953	(496)
Balance, end of period	$236,949	$193,037	$236,949	$193,037

Derivative assets - put options
Balance, beginning of period	$38,877	$28,295	$31,930	$31,296
Gain (loss) recognized	2,184	7,915	9,131	4,914
Balance, end of period	$41,061	$36,210	$41,061	$36,210

Derivative assets - interest rate floors
Balance, beginning of period	$12,236	$1,785	$9,540	$4,043
Gain (loss) recognized	1,911	4,333	4,607	2,075
Balance, end of period	$14,147	$6,118	$14,147	$6,118

Derivative assets - credit defaults swaps
Balance, beginning of period	$—	$—	$—	$—
Gain (loss) recognized	2,149	—	2,149	—
Balance, end of period	$2,149	$—	$2,149	$—

Derivative liabilities - credit defaults swaps
Balance, beginning of period	$(69)	$—	$—	$—
Gain (loss) recognized	69	—	—	—
Balance, end of period	$—	$—	$—	$—

Derivative assets - interest rate lock commitments
Balance, beginning of period	$142	$126	$227	$30
Gain (loss) recognized	363	144	278	240
Balance, end of period	$505	$270	$505	$270

Derivative liabilities - interest rate lock commitments
Balance, beginning of period	$(1,174)	$(88)	$(107)	$(176)
Gain (loss) recognized	944	80	(123)	168
Balance, end of period	$(230)	$(8)	$(230)	$(8)

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2026 and December 31, 2025.

	Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2026
Collateral dependent loans	$52,897	$—	$—	$52,897
Other real estate owned	4,297	—	—	4,297

December 31, 2025
Collateral dependent loans	$143,771	$—	$—	$143,771
Other real estate owned	60,145	—	—	60,145

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be classified as substandard, collateral-dependent, and subsequently as deemed necessary by the CCO’s office. Appraisals and evaluations are reviewed for accuracy and consistency by the CCO’s office. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the CCO’s office by comparison to historical results.

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

		Valuation			Weighted
	Fair Value	Technique	Unobservable Inputs	Range	Average Rate

	(In thousands)
At June 30, 2026:
Collateral dependent loans	$52,897	Market comparable properties	Marketability discount and costs to sell	5% - 67%	35%
Other real estate owned	4,297	Market comparable properties	Marketability discount and costs to sell	22% - 34%	32%
Servicing rights - Multi-family	178,754	Discounted cash flow	Discount rate	8% - 15%	9%
			Constant prepayment rate	0% - 100%	8%
			Earnings rate on escrows	4%	4%
Servicing rights - Single-family	37,084	Discounted cash flow	Discount rate	9% - 12%	9%
			Constant prepayment rate	3% - 100%	7%
Servicing rights - Healthcare	15,590	Discounted cash flow	Discount rate	10% - 13%	11%
			Constant prepayment rate	1% - 19%	5%
			Earnings rate on escrows	4%	4%
Servicing rights - SBA	5,521	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	11% - 32%	14%
Derivative assets:
Interest rate lock commitments	505	Discounted cash flow	Loan closing rates	48% - 100%	88%
Put options	41,061	Intrinsic value	Market credit spread	4%	4%
Interest rate floors	14,147	Discounted cash flow	Discount rate	5% - 8%	7%
Credit default swaps	2,149	Discounted cash flow	Corporate default rate	1% - 7%	7%
			Market credit spread	11%	11%
Derivative liabilities:
Interest rate lock commitments	230	Discounted cash flow	Loan closing rates	48% - 100%	88%

At December 31, 2025:
Collateral dependent loans	$143,771	Market comparable properties	Marketability discount and costs to sell	12% - 70%	31%
Other real estate owned	60,145	Market comparable properties	Marketability discount and costs to sell	6% - 9%	9%
Servicing rights - Multi-family	164,224	Discounted cash flow	Discount rate	8% - 15%	9%
			Constant prepayment rate	0% - 100%	8%
			Earnings rate on escrows	3%	3%
Servicing rights - Single-family	33,151	Discounted cash flow	Discount rate	9% - 12%	9%
			Constant prepayment rate	3% - 53%	9%
Servicing rights - Healthcare	15,105	Discounted cash flow	Discount rate	8% - 13%	11%
			Constant prepayment rate	1% - 100%	7%
			Earnings rate on escrows	3%	3%
Servicing rights - SBA	4,816	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	10% - 31%	16%
Derivative assets:
Interest rate lock commitments	227	Discounted cash flow	Loan closing rates	45% - 99%	99%
Put options	31,930	Intrinsic value	Market credit spread	4%	4%
Interest rate floors	9,540	Discounted cash flow	Discount rate	5% - 7%	6%
Derivative liabilities - interest rate lock commitments	107	Discounted cash flow	Loan closing rates	45% - 99%	99%

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2026 and December 31, 2025.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Value	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
June 30, 2026
Financial assets:
Cash and cash equivalents	$314,703	$314,703	$314,703	$—	$—
Securities purchased under agreements to resell	1,501	1,501	—	1,501	—
Securities held to maturity	1,354,885	1,353,543	—	640,257	713,286
FHLB stock and other equity securities	227,589	227,589	—	196,391	31,198
Loans held for sale	4,467,526	4,467,526	—	4,467,526	—
Loans receivable, net	12,216,776	12,229,537	—	—	12,229,537
Interest receivable	82,078	82,078	—	82,078	—
Financial liabilities:
Deposits	14,254,314	14,253,378	12,877,632	1,375,746	—
Subordinated debt	71,800	71,800	—	71,800	—
FHLB advances	4,202,863	4,202,822	—	4,202,822	—
Other borrowing	7,934	7,934	—	7,934	—
Interest payable	26,968	26,968	—	26,968	—

December 31, 2025
Financial assets:
Cash and cash equivalents	$212,202	$212,202	$212,202	$—	$—
Securities purchased under agreements to resell	1,520	1,520	—	1,520	—
Securities held to maturity	1,543,659	1,543,554	—	712,490	831,064
FHLB stock and other equity securities	227,589	227,589	—	196,391	31,198
Loans held for sale	3,796,032	3,796,032	—	3,796,032	—
Loans receivable, net	10,904,063	10,950,634	—	—	10,950,634
Interest receivable	81,807	81,807	—	81,807	—
Financial liabilities:
Deposits	13,041,192	13,041,901	11,179,428	1,862,473	—
Subordinated debt	71,800	71,800	—	71,800	—
FHLB advances	3,762,858	3,762,110	—	3,762,110	—
Other borrowing	7,934	7,934	—	7,934	—
Interest payable	25,345	25,345	—	25,345	—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13:   Common Stock

Repurchase of Common Stock:

The Company did not repurchase any common stock during the three months ended June 30, 2026. During the six months ended June 30, 2026, the Company repurchased 73,164 shares for $3.0 million at an average price of $41.03 per share of common stock. The Company did not repurchase any common stock during the three months ended June 30, 2025. The following table presents our repurchase activity on a cash basis.

Six Months Ended
June 30,
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

Note 15:   Share-Based Payment Plans

Equity-based incentive awards for Company officers are currently issued pursuant to the 2017 Equity Incentive Plan. The Company did not issue any shares during the three months ended June 30, 2026 and 2025, respectively. The Company issued 68,893 and 80,875 shares during the six months ended June 30, 2026 and 2025, respectively.

The Compensation Committee of the Board of Directors also approved a plan for non-executive directors to receive a portion of their annual retainer fees in the form of shares of common stock. They are to receive a portion of their annual fees, issued quarterly, in the form of restricted common stock equal to $70,000 per member, rounded up to the nearest whole share. Accordingly, there were 2,667 and 3,752 shares issued to non-executive directors during the three months ended June 30, 2026 and 2025, respectively and there were 5,306 and 6,615 shares issued to non-executive directors during the six months ended June 30, 2026 and 2025, respectively.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company also established an ESOP to provide shares of stock for all employees who meet certain requirements. There was no contribution to the ESOP during the three months ended June 30, 2026 and 2025. Expenses recognized for the contribution to the ESOP totaled $422,000 and $389,000 for the three months ended June 30, 2026 and 2025, respectively and totaled $836,000 and $726,000 for the six months ended June 30, 2026 and 2025, respectively. The Company contributed 43,868 shares and 30,802 shares to the ESOP for the six months ended June 30, 2026 and 2025, respectively.

Note 16:   Earnings Per Share

Earnings per share were computed as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026			2025
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount

	(In thousands, except share data)
Net income	$78,303			$37,981
Dividends on preferred stock	(10,266)			(10,266)
Net income allocated to common shareholders	$68,037			$27,715
Basic earnings per share		45,936,610	$1.48		45,883,644	$0.60
Effect of dilutive securities-restricted stock awards		69,328			45,919
Diluted earnings per share		46,005,938	$1.48		45,929,563	$0.60

	Six Months Ended June 30,
	2026			2025
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount

	(In thousands, except share data)
Net income	$146,035			$96,220
Dividends on preferred stock	(20,531)			(20,531)
Impact of preferred stock redemption	—			(5,371)
Net income allocated to common shareholders	$125,504			$70,318
Basic earnings per share		45,933,291	$2.73		45,853,998	$1.53
Effect of dilutive securities-restricted stock awards		68,568			67,990
Diluted earnings per share		46,001,859	$2.73		45,921,988	$1.53

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

The reportable business segments are strategic business units that offer distinct, but complementary, products and services. Due to the specialized nature of each segment and different resource requirements, they are managed separately. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. See Note 1: Basis of Presentation.

The Company’s CODM is the president and chief operating officer. The CODM evaluates performance for all reportable segments based on net interest income, noninterest income, noninterest expense, salaries and employee benefits, and net income (loss). The CODM uses the above-mentioned metrics, along with total assets, in deciding how to allocate capital as well as human and financial resources among the segments. Major decisions are also made with input from segment leadership, the Board, and various management committees, as appropriate.

The tables below present selected business segment financial information for the three and six months ended June 30, 2026 and 2025.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Three Months Ended June 30, 2026
Interest income	$1,115	$117,171	$172,068	$3,718	$294,072
Interest expense	20	73,061	85,272	(817)	157,536
Net interest income	1,095	44,110	86,796	4,535	136,536
Provision for credit losses	(6)	855	8,335	—	9,184
Net interest income after provision for credit losses	1,101	43,255	78,461	4,535	127,352
Noninterest income	42,835	3,768	2,024	(2,947)	45,680
Noninterest expense
Salaries and employee benefits	22,252	2,282	5,376	9,435	39,345
Other noninterest expense	8,504	5,361	14,484	5,554	33,903
Total noninterest expense	30,756	7,643	19,860	14,989	73,248
Income (loss) before income taxes	13,180	39,380	60,625	(13,401)	99,784
Income taxes	2,844	8,781	13,288	(3,432)	21,481
Net income (loss)	$10,336	$30,599	$47,337	$(9,969)	$78,303
Total assets	$567,941	$8,647,738	$11,581,635	$432,668	$21,229,982

Significant non-cash items:
Included in other noninterest income:
Servicing rights fair value adjustments	$4,607	$—	$1,408	$—	$6,015
Floor derivative fair value adjustments	—	1,911	—	—	1,911

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Three Months Ended June 30, 2025
Interest income	$1,138	$100,770	$198,542	$3,949	$304,399
Interest expense	20	67,819	108,647	(806)	175,680
Net interest income	1,118	32,951	89,895	4,755	128,719
Provision for credit losses	(345)	1,785	51,587	—	53,027
Net interest income after provision for credit losses	1,463	31,166	38,308	4,755	75,692
Noninterest income	44,752	6,820	3,283	(4,375)	50,480
Noninterest expense
Salaries and employee benefits	28,727	1,608	6,076	7,155	43,566
Other noninterest expense	4,842	6,787	17,287	4,855	33,771
Total noninterest expense	33,569	8,395	23,363	12,010	77,337
Income (loss) before income taxes	12,646	29,591	18,228	(11,630)	48,835
Income taxes	3,377	6,605	3,654	(2,782)	10,854
Net income (loss)	$9,269	$22,986	$14,574	$(8,848)	$37,981
Total assets	$487,853	$6,999,701	$11,404,488	$249,162	$19,141,204

Significant non-cash items:
Included in other noninterest income:
Servicing rights fair value adjustments	$745	$—	$(487)	$—	$258
Floor derivative fair value adjustments	—	4,333	—	—	4,333

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Six Months Ended June 30, 2026
Interest income	$2,177	$217,817	$337,226	$7,363	$564,583
Interest expense	40	135,140	165,798	(1,579)	299,399
Net interest income	2,137	82,677	171,428	8,942	265,184
Provision for credit losses	(13)	148	24,348	—	24,483
Net interest income after provision for credit losses	2,150	82,529	147,080	8,942	240,701
Noninterest income	81,924	8,089	8,306	(6,040)	92,279
Noninterest expense
Salaries and employee benefits	43,228	4,250	12,129	18,303	77,910
Other noninterest expense	13,156	11,279	35,480	11,065	70,980
Total noninterest expense	56,384	15,529	47,609	29,368	148,890
Income (loss) before income taxes	27,690	75,089	107,777	(26,466)	184,090
Income taxes	6,340	15,842	22,460	(6,587)	38,055
Net income (loss)	$21,350	$59,247	$85,317	$(19,879)	$146,035
Total assets	$567,941	$8,647,738	$11,581,635	$432,668	$21,229,982

Significant non-cash items:
Included in other noninterest income:
Servicing rights fair value adjustments	$11,986	$—	$2,967	$—	$14,953
Floor derivative fair value adjustments	—	4,607	—	—	4,607

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Six Months Ended June 30, 2025
Interest income	$2,318	$186,887	$394,586	$7,812	$591,603
Interest expense	40	125,488	216,754	(1,594)	340,688
Net interest income	2,278	61,399	177,832	9,406	250,915
Provision for credit losses	(393)	1,359	59,788	—	60,754
Net interest income after provision for credit losses	2,671	60,040	118,044	9,406	190,161
Noninterest income	73,648	6,080	2,216	(7,771)	74,173
Noninterest expense
Salaries and employee benefits	49,655	3,585	12,555	14,190	79,985
Other noninterest expense	8,474	12,831	28,118	9,593	59,016
Total noninterest expense	58,129	16,416	40,673	23,783	139,001
Income (loss) before income taxes	18,190	49,704	79,587	(22,148)	125,333
Income taxes	5,508	11,320	17,906	(5,621)	29,113
Net income (loss)	$12,682	$38,384	$61,681	$(16,527)	$96,220
Total assets	$487,853	$6,999,701	$11,404,488	$249,162	$19,141,204

Significant non-cash items:
Included in other noninterest income:
Servicing rights fair value adjustments	$1,194	$—	$(1,690)	$—	$(496)
Floor derivative fair value adjustments	—	2,075	—	—	2,075

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 18:   Regulatory Matters

The Company and Merchants Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by federal and state banking regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Merchants Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Merchants Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Merchants Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, and other factors. Furthermore, the Company’s and Merchants Bank’s regulators could require adjustments to regulatory capital not reflected in these unaudited condensed consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Merchants Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes that, as of June 30, 2026 and December 31, 2025, the Company and Merchants Bank met all capital adequacy requirements.

As of June 30, 2026 and December 31, 2025, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or Merchants Bank’s category.

The Company’s and Merchants Bank’s actual capital amounts and ratios are presented in the following tables.

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
June 30, 2026
Total capital(1) (to risk-weighted assets)
Company	$2,470,123	12.5%	$2,073,368	10.5%	$—	N/A	%
Merchants Bank	2,398,352	12.2%	2,067,150	10.5%	1,968,714	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	2,386,160	12.1%	1,678,441	8.5%	—	N/A	%
Merchants Bank	2,314,389	11.8%	1,673,407	8.5%	1,574,971	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,834,870	9.3%	1,382,245	7.0%	—	N/A	%
Merchants Bank	2,314,389	11.8%	1,378,100	7.0%	1,279,664	6.5%
Tier I capital(1) (to average assets)
Company	2,386,160	11.6%	1,028,502	5.0%	—	N/A	%
Merchants Bank	2,314,389	11.3%	1,025,533	5.0%	1,025,533	5.0%
(1)	As defined by regulatory agencies.

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

Merchants Bancorp

Forward-Looking Statements

Certain statements in this Form 10-Q, including, but not limited to, statements within Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the rules and regulations of the SEC. These forward-looking statements reflect our current views with respect to, among other things, future events, and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “goal,” “target,” “aim,” “would,” “annualized,” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

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

Merchants Bancorp

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at June 30, 2026 and results of operations for the three and six months ended June 30, 2026 and 2025, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this Form 10-Q.

The words “the Company,” “we,” “our” and “us” refer to Merchants Bancorp and its consolidated subsidiaries, unless we indicate otherwise.

Financial Highlights for the Three Months Ended June 30, 2026

●	Net income of $78.3 million increased $40.3 million, or 106%, compared to the three months ended June 30, 2025.
●	Diluted earnings per share of $1.48 increased 147% compared to the three months ended June 30, 2025.
●	Total assets of $21.2 billion increased 4% compared to March 31, 2026 and $1.8 billion, or 9%, from December 31, 2025.
●	Tangible book value per common share of $39.93 increased 13% compared to $35.42 for the three months ended June 30, 2025. See Non-GAAP Financial Measures section at the end of Item 2.
●	Asset quality improved meaningfully, as criticized loans receivable of $444.7 million decreased $63.5 million, or 12%, from December 31, 2025.
●	The provision for credit losses of $9.2 million decreased 83% compared to the three months ended June 30, 2025 and decreased 40% compared to the three months ended March 31, 2026.
●	Capital ratios remained strong, with a total capital ratio of 12.5%, reflecting the Company’s continued emphasis on financial strength and balance sheet resilience.
●	Liquidity remained strong at $13.0 billion, or 61% of total assets, supported by $5.5 billion of unused borrowing capacity with the Federal Home Loan Bank and Federal Reserve Discount Window and a diversified mix of highly liquid assets, including cash and cash equivalents, short-term investments, mortgage loans in process of securitization, loans held for sale, and warehouse lines of credit.
●	Loans receivable, net of allowance for credit losses, totaled $12.3 billion, increasing $862.9 million, or 8%, from March 31, 2026, and increased $1.3 billion, or 12%, from December 31, 2025.
●	Core deposits of $13.0 billion increased $891.3 million, or 7%, from March 31, 2026, and $1.7 billion, or 15%, from December 31, 2025. Core deposits now represent 91% of total deposits.
●	Brokered deposits of $1.3 billion increased $411.3 million, or 46%, compared to March 31, 2026, and decreased $459.5 million, or 26%, compared to December 31, 2025.
●	As of June 30, 2026, approximately 97% of loans reprice within three months, which reduces the risk of market rate increases.
●	Net interest margin was 2.81% compared to 2.83% for the three months ended June 30, 2025.

Merchants Bancorp

●	Efficiency ratio was 40.20% compared to 43.16% for the three months ended June 30, 2025.
●	The Company executed a credit default swap on a $169.9 million pool of multi-family mortgage loans in June 2026, providing credit protection for the loan pool and reducing risk-based capital requirements.
●	The volume of warehouse loans funded during the three months ended June 30, 2026 amounted to $22.9 billion, an increase of $6.6 billion, or 41%, compared to the three months ended June 30, 2025. This compared to the 10% industry increase in single-family residential loan volumes for the three months ended June 30, 2026 compared to the same period in 2025, according to an estimate of industry volume by the Mortgage Bankers Association.
●	The total volume of loans originated and acquired through our Multi-family business was $1.5 billion, an increase of $99.8 million, or 7%, compared to $1.4 billion for the three months ended June 30, 2025. It included construction loans coupled with agreements for future permanent loan refinancing, as well as bridge loans housed in our Banking segment, while borrowers awaited conversion to permanent financing. It also included loans originated and acquired for sale in the secondary market.

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

Our business consists of funding multi-family, residential, and SBA loans meeting underwriting standards of government programs under an originate to sell model, and retaining adjustable-rate loans as held for investment to reduce interest rate risk. The gain on sale of these loans and servicing fees contribute to noninterest income. The funding source is primarily from mortgage custodial, retail, commercial, brokered deposits and short-term borrowings. We believe that the combination of net interest income and noninterest income from the sale of low risk profile assets has traditionally resulted in lower than industry charge-offs and a lower expense base, which serves to maximize net income and higher than industry shareholder return.

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

Merchants Bancorp

Financial Condition

As of June 30, 2026, we had approximately $21.2 billion in total assets, $14.3 billion in deposits, and $2.4 billion in total shareholders’ equity. Total assets as of June 30, 2026 included $12.3 billion of loans receivable, net of ACL-Loans, and $4.6 billion of loans held for sale. Assets also included $1.4 billion in securities held to maturity and $820.1 million in securities available for sale, the majority of which were acquired from a warehouse customer. Additionally, we had $407.4 million of mortgage loans in process of securitization that represent pre-sold multi-family rental real estate loan originations in primarily Ginnie Mae, Fannie Mae, and Freddie Mac mortgage-backed securities pending settlements that typically occur within 30 days, as well as other assets of $751.0 million, which primarily related to low-income housing tax credits, and $314.7 million of cash and cash equivalents. Servicing rights at June 30, 2026 were $236.9 million based on the fair value of the loan servicing, which primarily includes Ginnie Mae multi-family servicing rights with 10-year call protection at origination.

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Total Assets. Total assets of $21.2 billion at June 30, 2026 increased $1.8 billion, or 9%, compared to $19.4 billion at December 31, 2025. The increase was due primarily to growth in loans and loans held for sale, specifically in the multi-family and warehouse portfolios, as well as revolving lines of credit collateralized by mortgage servicing rights that are included in the commercial and commercial real estate portfolio. Warehouse loans, including loans held for sale and loans receivable, are exclusively made up of loans to residential and multi-family mortgage bankers that are funding agency-eligible mortgages and commercial loans, which represent all of the Company’s loans to non-depository institutions.

Cash and Cash Equivalents. Cash and cash equivalents of $314.7 million at June 30, 2026 increased $102.5 million, or 48%, compared to $212.2 million at December 31, 2025. The increase was primarily to satisfy anticipated loan funding commitments.

Mortgage Loans in Process of Securitization. Mortgage loans in process of securitization of $407.4 million at June 30, 2026 decreased $212.7 million, or 34%, compared to $620.1 million at December 31, 2025. These represent loans that our banking subsidiary, Merchants Bank, has funded and are held in the loan portfolio pending settlement, as primarily Ginnie Mae, Fannie Mae, and Freddie Mac mortgage-backed securities with a firm investor commitment to purchase the securities.

Securities Available for Sale. Securities available for sale of $820.1 million at June 30, 2026 decreased $45.0 million, or 5%, compared to $865.1 million at December 31, 2025. The decrease in securities available for sale was primarily due to $305.3 million in calls, maturities, repayments, and other adjustments, partially offset by purchases of $260.4 million during the period.

Included in securities available for sale were $527.7 million and $571.3 million of investments for which a fair value option was elected at June 30, 2026 and December 31, 2025, respectively. Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the unaudited condensed consolidated balance sheets with changes in the fair value recognized in earnings as they occur.

As of June 30, 2026, AOCL of $1.2 million, related to securities available for sale increased $1.2 million from December 31, 2025. The $1.2 million of AOCL as of June 30, 2026 represented less than 0.15% of total equity and total securities available for sale, reflecting our interest rate risk policy of maintaining short duration on assets and liabilities.

Securities Held to Maturity. Securities held to maturity of $1.4 billion at June 30, 2026 decreased $188.8 million compared to $1.5 billion at December 31, 2025. The decrease was due to repayments, net of accretion.

Loans Held for Sale. Loans held for sale of $4.6 billion at June 30, 2026 increased $742.9 million, or 19%, compared to $3.9 billion at December 31, 2025. The increase in loans held for sale was due primarily to a significant

Merchants Bancorp

increase in single-family warehouse participations, as we experienced higher volume. Loans held for sale are comprised primarily of single-family residential real estate loan participations that meet Fannie Mae, Freddie Mac, or Ginnie Mae eligibility. Loans held for sale also includes single-family, SBA, and multi-family loans that are expected to be sold or securitized in the future.

Loans Receivable, Net. Loans receivable, net of ACL-Loans, of $12.3 billion at June 30, 2026, increased $1.3 billion, or 12%, compared to $11.0 billion at December 31, 2025. The increase in net loans was comprised primarily of:

●	an increase of $567.9 million, or 35%, in mortgage warehouse repurchase agreements, which totaled $2.2 billion at June 30, 2026, reflecting higher loan volume from increased sales efforts.
●	an increase of $522.8 million, or 10%, in multi-family financing loans, which totaled $5.9 billion at June 30, 2026, reflecting higher origination volume for construction and other loans generated through multi-family segment that will remain on our balance sheet until they convert to permanent financing or are otherwise paid off over an average of one to three years.
●	an increase of $233.9 million, or 15%, in commercial and commercial real estate loans, which totaled $1.8 billion at June 30, 2026, was related to an increase in revolving lines of credit collateralized by mortgage servicing rights.

As of June 30, 2026, approximately 97% of total loans reprice within three months, which reduces the risk of market rate increases.

The Company is a nationwide lender, especially in our multi-family and healthcare financing portfolios.

The tables below provide loans receivable for multi-family and healthcare portfolios, including the five highest geographic concentrations.

	June 30, 2026
	Multi-family			Healthcare
State	Amount	% of Total	State	Amount	% of Total

	(In thousands)			(In thousands)
Indiana	$1,715,609	29%	Michigan	$274,951	21%
New York	910,071	16	Georgia	148,530	12
Texas	285,762	5	Ohio	135,037	10
Florida	237,808	4	Texas	120,876	9
Georgia	224,938	4	Pennsylvania	95,461	7
Other states (1)	2,481,289	42	Other states (1)	528,742	41
Total	$5,855,477	100%		$1,303,597	100%
(1)	No state included in the “Other states” group has an individual percentage more than the next highest concentration percentage for the specific portfolio of loans.

Merchants Bancorp

	December 31, 2025
	Multi-family			Healthcare
State	Amount	% of Total	State	Amount	% of Total

	(In thousands)			(In thousands)
Indiana	$1,563,073	29%	Michigan	$343,872	25%
New York	778,137	15	Ohio	205,880	15
Texas	286,403	5	Texas	108,626	8
California	238,116	4	South Carolina	102,500	7
Georgia	189,404	4	Pennsylvania	96,537	7
Other states (1)	2,277,547	43	Other states (1)	527,944	38
Total	$5,332,680	100%		$1,385,359	100%
(1)	No state included in the “Other states” group has an individual percentage more than the next highest concentration percentage for the specific portfolio of loans.

ACL-Loans. The ACL-Loans of $75.8 million at June 30, 2026 decreased $7.5 million, or 9%, compared to $83.3 million at December 31, 2025. The decrease compared to December 31, 2025 was driven by a $12.1 million decrease in specific reserves partially offset by a $4.6 million increase in the pooled loan reserve. For the six months ended June 30, 2026, $34.1 million of net charge-offs were partially offset by a $26.6 million in provision for credit losses on loans. Additional details are provided in the Asset Quality portion of the Comparison of Financial Condition at June 30, 2026 and December 31, 2025 and in Note 4: Loans and Allowance for Credit Losses on Loans.

Goodwill. Goodwill of $8.0 million at June 30, 2026 was unchanged compared to December 31, 2025.

Servicing Rights. Servicing rights of $236.9 million at June 30, 2026 increased $19.7 million, or 9%, compared to December 31, 2025. During the six months ended June 30, 2026, a positive fair market value adjustment of $15.0 million and originated or purchased servicing of $9.9 million were partially offset by paydowns of $5.2 million. The $15.0 million positive fair market value adjustment reflected a positive adjustment of $12.0 million for multi-family and healthcare mortgages and a positive adjustment of $3.0 million for single-family mortgages and SBA loans during the six months ended June 30, 2026.

Servicing rights are recognized in connection with sales of loans when we retain servicing of the sold loans. The servicing rights are recorded and carried at fair value based on the expected future cash flows. The fair value increase recorded during the six months ended June 30, 2026 was driven by higher escrow earnings rates in the multi-family and healthcare servicing portfolios, which increased the expected cash flows from servicing activities. Lower prepayment assumptions in the single-family and healthcare portfolios also contributed to the higher servicing values. The value of servicing rights generally increases in rising 10-year interest rate environments and declines in falling interest rate environments due to expected prepayments and earning rates that are influenced by projected future interest rates on escrow deposits.

Other Real Estate Owned. Other real estate owned of $72.4 million at June 30, 2026 increased $12.2 million, or 20%, compared to December 31, 2025.

Other Assets and Receivables. Other assets and receivables of $751.0 million at June 30, 2026 increased $37.8 million, or 5%, compared to December 31, 2025. The increase was primarily due to an $11.8 million increase in LIHTC assets.

Deposits. Deposits of $14.3 billion at June 30, 2026 increased $1.2 billion, or 9%, compared to December 31, 2025. As of June 30, 2026, approximately 85% of the total deposits reprice within three months.

Merchants Bancorp

A summary of deposits as of June 30, 2026 and December 31, 2025 is below.

	June 30, 2026		December 31, 2025		Change	Change
	Amount	%	Amount	%	Amount	%

	(In thousands)
Brokered deposits	$1,297,790	9%	$1,757,326	13%	$(459,536)	(26)%
Core deposits	12,956,524	91	11,283,866	87	1,672,658	15
Total	$14,254,314	100%	$13,041,192	100%	$1,213,122	9%

Core deposits increased by $1.7 billion, or 15%, to $13.0 billion at June 30, 2026 compared to $11.3 billion at December 31, 2025. Core deposits represented 91% of total deposits at June 30, 2026 compared to 87% of total deposits at December 31, 2025.

We have decreased our use of total brokered deposits by $459.5 million, or 26%, to $1.3 billion at June 30, 2026 compared to $1.8 billion at December 31, 2025. Brokered deposits represented 9% of total deposits at June 30, 2026 compared to 13% of total deposits at December 31, 2025. As of June 30, 2026, brokered certificates of deposit had a weighted average remaining duration of 51 days.

Interest-bearing deposits at June 30, 2026 increased $1.2 billion, or 10%, to $13.6 billion compared to $12.4 billion at December 31, 2025, and noninterest-bearing deposits increased $2.6 million, to $606.7 million at June 30, 2026 compared to $604.1 million at December 31, 2025. The increase in interest-bearing deposits is primarily related to custodial account relationships.

Uninsured deposits totaled approximately $4.2 billion as of June 30, 2026, representing 29% of total deposits. Since 2018, the Company has offered its customers an opportunity to insure balances in excess of $250,000 through our insured cash sweep program that extends FDIC protection up to $100 million. The balance of deposits in this program was $1.4 billion as of June 30, 2026 and December 31, 2025.

Borrowings. Borrowings of $4.3 billion at June 30, 2026 increased $440.0 million, or 11%, compared to December 31, 2025. The higher level of collateralized borrowing was due to increased borrowings at FHLB. The Company primarily utilizes borrowing facilities from the FHLB, the Federal Reserve’s discount window, AFX, and Federal Funds, using the most cost-effective options available. See Note 10: Borrowings for further information.

The Company continues to have significant borrowing capacity based on available collateral. As of June 30, 2026, unused lines of credit totaled $5.5 billion, an increase of 4%, compared to $5.3 billion at December 31, 2025. The Company’s ratio of total collateralized borrowing capacity to total assets was 46% at June 30, 2026 compared to 47% at December 31, 2025.

Deferred and Current Tax Liabilities. Deferred and current tax liabilities at June 30, 2026 increased $16.2 million, or 48%, compared to $33.9 million at December 31, 2025. The increase is primarily due to growth in servicing assets and other derivative activity.

Other Liabilities. Other Liabilities of $249.1 million at June 30, 2026 decreased $1.4 million, or 1%, compared to $250.5 million at December 31, 2025. The decrease in other liabilities was primarily in accrued expenses.

Total Shareholders’ Equity. Total shareholders’ equity was $2.4 billion at June 30, 2026. The $113.0 million, or 5%, increase compared to December 31, 2025 resulted primarily from net income of $146.0 million for the six months ended June 30, 2026. The increase was partially offset by dividends paid on common and preferred shares of $30.6 million during the period, as well as repurchases of common stock totaling $2.2 million. See Note 13: Common Stock for more details on the common stock repurchases.

Merchants Bancorp

Asset Quality

Loans are generally underwritten to strict Freddie Mac, Fannie Mae, HUD, or other agency guidelines. We continually strive to strengthen our various levels of credit and risk management.

The ACL-Loans of $75.8 million, as of June 30, 2026, decreased by $7.5 million, or 9%, compared to $83.3 million as of December 31, 2025. The $7.5 million decrease compared to December 31, 2025 was driven by a $12.1 million decrease in specific reserves partially offset by a $4.6 million increase in the pooled loan reserve.

During the three months ended June 30, 2026, the Company recorded charge-offs across five relationships, primarily in the multi-family loan portfolio totaling $16.5 million and had $4.8 million of recoveries compared to $46.1 million of charge-offs and no recoveries for the three months ended June 30, 2025.

For the six months ended June 30, 2026, the Company recorded charge-offs totaling $39.5 million and had $5.4 million of recoveries compared to $56.6 million of charge-offs and $28,000 of recoveries for the six months ended June 30, 2025.

Overall criticized loans receivable of $444.7 million declined by $63.5 million, or 12%, compared to $508.2 million at December 31, 2025 and decreased $144.4 million, or 25%, compared to June 30, 2025. These declines are consistent with the Company’s expectation that migration to criticized status would stabilize and eventually subside, and workout efforts would yield an increase in resolutions. As of June 30, 2026, 6% of the criticized loans were covered by credit default swaps.

Loans receivable classified as Special Mention totaled $214.8 million at June 30, 2026, increased $9.9 million, or 5%, compared to $204.9 million at December 31, 2025, and increased $43.3 million, or 25%, compared to $171.5 million at June 30, 2025. Loans receivable classified as Substandard totaled $229.9 million at June 30, 2026, declining $73.3 million, or 24%, compared to December 31, 2025, and down $187.7 million, or 45%, from June 30, 2025.

As of June 30, 2026, all Substandard loans have been evaluated for impairment, and these loans have specific reserves of $3.9 million. The Company believes that the remaining loans are well collateralized.

Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $205.6 million, or 1.67%, of total loans receivable, at June 30, 2026, compared to $197.8 million, or 1.79%, at December 31, 2025 and $251.5 million, or 2.39%, at June 30, 2025.

Loans receivable greater than 30 days past due were $207.7 million at June 30, 2026, compared to $206.6 million at December 31, 2025, and $279.0 million at June 30, 2025. As of June 30, 2026, 10% of delinquent loans were covered by credit default swaps.

As a percentage of nonperforming loans, the ACL-Loans was 37% at June 30, 2026 compared to 42% at December 31, 2025 and 37% at June 30, 2025. The changes in percentage was primarily due to fluctuations in nonperforming loans.

The Company continues to reduce its credit risk through loan sales and securitization activities. Since 2024, the Company has strategically executed credit protection arrangements through credit default swaps to reduce potential loss exposure, with coverage ranging from 13-15% of the unpaid principal balances for each arrangement. As of June 30, 2026, the unpaid principal balances of loans protected by credit default swaps was $2.2 billion, compared to $2.8 billion as of December 31, 2025. Despite having credit protection on these loans, the Company is required to carry an allowance for credit losses on loans receivable. For additional information see Note 11: Derivative Financial Instruments and the Company’s 2025 Annual Report on Form 10–K.

Merchants Bancorp

The percentage of commercial real estate loans as a percentage of total Tier I risk-based capital, including the ACL-Loans, has declined from 324% to 301% from December 31, 2025 to June 30, 2026, respectively.

Comparison of Operating Results for the Three Months Ended June 30, 2026 and 2025

General. Net income of $78.3 million for the three months ended June 30, 2026 increased by $40.3 million, or 106%, compared to $38.0 million for the three months ended June 30, 2025. The increase was primarily driven by a $43.8 million, or 83%, decrease in the provision for credit losses, reflecting improved asset quality. The results were also favorably impacted by a $7.8 million increase in net interest income, and a $4.1 million decrease in noninterest expense, which were offset by a $10.6 million increase in the provision for income taxes, and a decrease of $4.8 million in noninterest income.

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

	Three Months Ended June 30,
	2026			2025
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-earning deposits, and other interest or dividends	$689,479	$9,433	5.49%	$539,357	$8,193	6.09%
Securities available for sale	832,715	9,562	4.61	955,186	12,095	5.08
Securities held to maturity	1,398,098	18,076	5.19	1,572,186	23,166	5.91
Mortgage loans in process of securitization	353,297	4,455	5.06	376,904	5,304	5.64
Loans and loans held for sale	16,185,486	252,546	6.26	14,826,151	255,641	6.92
Total interest-earning assets	19,459,075	294,072	6.06%	18,269,784	304,399	6.68%
Allowance for credit losses on loans	(80,566)			(90,860)
Noninterest-earning assets	1,200,366			806,001
Total assets	$20,578,875			$18,984,925
Liabilities/Shareholders' Equity:
Interest-bearing checking	$7,891,368	$67,395	3.43%	$6,161,736	$60,845	3.96%
Money market/savings deposits	4,117,113	36,120	3.52	3,499,982	35,145	4.03
Certificates of deposit	1,386,717	13,324	3.85	3,090,250	35,385	4.59
Total interest-bearing deposits	13,395,198	116,839	3.50	12,751,968	131,375	4.13
Borrowings	4,017,881	40,697	4.06	3,453,960	44,305	5.15
Total interest-bearing liabilities	17,413,079	157,536	3.63%	16,205,928	175,680	4.35%
Noninterest-bearing deposits	542,526			376,217
Noninterest-bearing liabilities	243,697			200,944
Total liabilities	18,199,302			16,783,089
Shareholders' equity	2,379,573			2,201,836
Total liabilities and shareholders' equity	$20,578,875			$18,984,925
Net interest income		$136,536			$128,719
Interest rate spread			2.43%			2.33%
Net interest-earning assets	$2,045,996			$2,063,856
Net interest margin			2.81%			2.83%
Average interest-earning assets to average interest-bearing liabilities			111.75%			112.74%

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

Merchants Bancorp

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Three Months Ended June 30, 2026
	compared to June 30, 2025
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(In thousands)
Interest income
Interest-earning deposits, and other interest or dividends	$2,280	$(1,040)	$1,240
Securities available for sale	(1,551)	(982)	(2,533)
Securities held to maturity	(2,565)	(2,525)	(5,090)
Mortgage loans in process of securitization	(332)	(517)	(849)
Loans and loans held for sale	23,438	(26,533)	(3,095)
Total interest income	21,270	(31,597)	(10,327)
Interest expense
Deposits
Interest-bearing checking	17,080	(10,530)	6,550
Money market/savings deposits	6,197	(5,222)	975
Certificates of deposit	(19,506)	(2,555)	(22,061)
Total Deposits	3,771	(18,307)	(14,536)
Borrowings	7,234	(10,842)	(3,608)
Total interest expense	11,005	(29,149)	(18,144)
Net interest income	$10,265	$(2,448)	$7,817

Net Interest Income. Net interest income of $136.5 million for the three months ended June 30, 2026 increased $7.8 million, or 6%, compared with $128.7 million for the three months ended June 30, 2025. The increase reflected lower interest expense on certificates of deposit, partially offset by higher interest expense on interest-bearing checking accounts and lower interest income on securities held to maturity.

●	The interest rate spread of 2.43% for the three months ended June 30, 2026 increased ten basis points compared to 2.33% for the three months ended June 30, 2025.
●	Our net interest margin decreased two basis points, to 2.81% for the three months ended June 30, 2026 compared to 2.83% for the three months ended June 30, 2025.

Interest Income. Interest income of $294.1 million for the three months ended June 30, 2026 decreased $10.3 million, or 3%, compared with $304.4 million for the three months ended June 30, 2025. The decrease was primarily attributable to lower average balances and yields on securities held to maturity, as well as lower average yields on higher average balances on loans and loans held for sale.

Interest income of $18.1 million on securities held to maturity for the three months ended June 30, 2026, decreased $5.1 million, or 22%, compared to $23.2 million for the three months ended June 30, 2025.

●	The average yield decreased 72 basis points to 5.19% for the three months ended June 30, 2026, compared to 5.91% for the three months ended June 30, 2025.
●	The average balance of securities held to maturity of $1.4 billion for the three months ended June 30, 2026 decreased $174.1 million, or 11%, compared to $1.6 billion for the three months ended June 30, 2025. The decrease in average balance was due to repayments.

Merchants Bancorp

Interest income of $252.5 million on loans and loans held for sale for the three months ended June 30, 2026, decreased $3.1 million, or 1%, compared to $255.6 million for the three months ended June 30, 2025.

●	The average loan balance of $16.2 billion for the three months ended June 30, 2026 increased $1.4 billion compared to $14.8 billion for the three months ended June 30, 2025.
●	The average yield decreased 66 basis points, to 6.26% for the three months ended June 30, 2026, compared to 6.92% for the three months ended June 30, 2025.

Interest income of $9.6 million on securities available for sale for the three months ended June 30, 2026, decreased $2.5 million, or 21%, compared to $12.1 million for the three months ended June 30, 2025.

●	The average balance of $832.7 million decreased $122.5 million, or 13%, compared to $955.2 million for the three months ended June 30, 2025.
●	The average yield decreased 47 basis points, to 4.61% for the three months ended June 30, 2026, compared to 5.08% for the three months ended June 30, 2025.

Interest income of $4.5 million on mortgage loans in process of securitization for the three months ended June 30, 2026, decreased $0.8 million, or 16%, compared to $5.3 million for the three months ended June 30, 2025.

●	The average balance of $353.3 million decreased $23.6 million, or 6%, compared to $376.9 million for the three months ended June 30, 2025.
●	The average yield decreased 58 basis points, to 5.06% for the three months ended June 30, 2026, compared to 5.64% for the three months ended June 30, 2025.

Interest income of $9.4 million on interest-earning deposits, and other interest or dividends for the three months ended June 30, 2026, increased $1.2 million, or 15%, compared to $8.2 million for the three months ended June 30, 2025.

●	The average balance of $689.5 million increased $150.1 million, or 28%, compared to $539.4 million for the three months ended June 30, 2025.
●	The average yield decreased 60 basis points, to 5.49% for the three months ended June 30, 2026, compared to 6.09% for the three months ended June 30, 2025.

Interest Expense. Total interest expense of $157.5 million for the three months ended June 30, 2026, decreased $18.1 million, or 10%, compared to the three months ended June 30, 2025.

Interest expense on deposits of $116.8 million decreased $14.5 million, or 11%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

●	The decrease reflected lower average balances at lower average rates on certificates of deposit, which were partially offset by higher average balances at lower average rates on interest-bearing checking accounts.

Interest expense of $13.3 million on certificates of deposit accounts for the three months ended June 30, 2026, decreased $22.1 million, or 62%, compared to $35.4 million for the three months ended June 30, 2025.

●	The average balance of $1.4 billion for the three months ended June 30, 2026, decreased $1.7 billion or 55%, compared to $3.1 billion for the three months ended June 30, 2025.
●	The average interest rate decreased 74 basis points, to 3.85%, for the three months ended June 30, 2026, compared to 4.59% for three months ended June 30, 2025.

Merchants Bancorp

Interest expense of $67.4 million on interest-bearing checking accounts for the three months ended June 30, 2026, increased $6.6 million, or 11%, compared to $60.8 million for the three months ended June 30, 2025.

●	The average balance of $7.9 billion for the three months ended June 30, 2026, increased $1.7 billion, or 28%, compared to $6.2 billion for the three months ended June 30, 2025.
●	The average interest rate decreased 53 basis points to 3.43% for the three months ended June 30, 2026, compared to 3.96% for three months ended June 30, 2025.

Interest expense of $36.1 million for money market/savings accounts increased $1.0 million, or 3%, for the three months ended June 30, 2026, compared to $35.1 million for the three months ended June 30, 2025.

●	The average balance of money market/savings accounts of $4.1 billion for the three months ended June 30, 2026 increased $617.1 million, or 18%, compared to $3.5 billion for the three months ended June 30, 2025.
●	The average rate on money market/savings accounts was 3.52% for the three months ended June 30, 2026, which was a 51 basis point decrease compared to 4.03% for the three months ended June 30, 2025.

Interest expense of $40.7 million on borrowings for the three months ended June 30, 2026, decreased $3.6 million, or 8%, compared to $44.3 million for the three months ended June 30, 2025.

●	The average interest rate decreased 109 basis points to 4.06% for the three months ended June 30, 2026, compared to 5.15% for the three months ended June 30, 2025.

Included in interest expense on borrowings, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 3.88% and 4.92%, to an effective rate of 4.06% and 5.15% for the three months ended June 30, 2026 and 2025, respectively.

Provision for Credit Losses. We recorded a provision for credit losses of $9.2 million for the three months ended June 30, 2026, a decrease of $43.8 million, or 83%, compared to $53.0 million for the three months ended June 30, 2025. The decrease reflected improved asset quality, including lower charge-offs and lower specific reserves, as well as higher recoveries.

The $9.2 million provision for credit losses consisted of $10.7 million for the ACL-Loans, net of a $1.5 million release for the ACL-OBCE’s and net of a $6,000 release for the ACL-Guarantees. Approximately half of the provision was associated with loan growth.

The ACL-Loans was $75.8 million, or 0.61% of total loans, at June 30, 2026, compared to $83.3 million, or 0.75% of total loans, at December 31, 2025, and $91.8 million, or 0.87%, at June 30, 2025. The decrease compared to December 31, 2025 and June 30, 2025 was primarily related to charge-offs on loans with specific reserves. Additional details are provided in the Asset Quality portion of the Comparison of Financial Condition at June 30, 2026 and December 31, 2025 and in Note 4: Loans and Allowance for Credit Losses on Loans.

Merchants Bancorp

Noninterest Income.

	Three Months Ended June 30,
	2026	2025	Change Amount	Change %

	(In thousands)
Noninterest income:
Gain on sale of loans	$13,160	$23,342	$(10,182)	(44)%
Loan servicing fees, net	11,992	6,138	5,854	95
Mortgage warehouse fees	1,857	2,039	(182)	(9)
Syndication and asset management fees	6,933	9,707	(2,774)	(29)
Other income	11,738	9,254	2,484	27
Total noninterest income	$45,680	$50,480	$(4,800)	(10)%

Noninterest income of $45.7 million for the three months ended June 30, 2026 decreased $4.8 million, or 10%, compared to $50.5 million for the three months ended June 30, 2025. The decline was primarily due to decreases of $10.2 million, or 44%, in gain on sale of loans, as well as $2.8 million, or 29%, in syndication and asset management fees. These decreases were offset by increases of $5.9 million, or 95%, in loan servicing fees, and $2.5 million in other noninterest income.

Gain on sale of loans of $13.2 million for the three months ended June 30, 2026 decreased $10.2 million, or 44%, compared to the three months ended June 30, 2025. The decrease was primarily due to higher 10-year interest rates, which delayed borrower decisions to transition to permanent fixed-rate loans.

A summary of the gain on sale of loans for the three months ended June 30, 2026 and 2025 is below:

	Gain on Sale of Loans
	Three Months Ended June 30,
	2026	2025	Change Amount	Change %

	(In thousands)
Loan Type:
Multi-family	$11,755	$19,815	$(8,060)	(41)%
Single-family	489	2,428	(1,939)	(80)
SBA	916	1,099	(183)	(17)
Total	$13,160	$23,342	$(10,182)	(44)%

Syndication and asset management fees of $6.9 million for the three months ended June 30, 2026, decreased $2.8 million, or 29%, compared to $9.7 million for the three months ended June 30, 2025. The decrease was attributable to less equity raised by our LIHTC syndication platform during the three months ended June 30, 2026 than the prior year.

Loan servicing fees of $12.0 million for the three months ended June 30, 2026 increased $5.9 million, or 95%, compared to $6.1 million for the three months ended June 30, 2025. Loan servicing fees included a $6.0 million positive fair market value adjustment to servicing rights for the three months ended June 30, 2026, compared to a $0.3 million positive fair market value adjustment to servicing rights for the three months ended June 30, 2025.

Other noninterest income of $11.7 million for the three months ended June 30, 2026 increased $2.5 million, or 27%, compared to $9.3 million for the three months ended June 30, 2025. Other noninterest income included increased operating income and gain on sale of other real estate owned partially offset by a lower positive fair market value adjustment on the floor derivatives.

Merchants Bancorp

●	Other noninterest income included a $1.9 million positive adjustment to the fair value of floor derivatives for the three months ended June 30, 2026 compared to a $4.3 million positive fair value adjustment for the three months ended June 30, 2025. The floor derivatives are associated with arrangements whereby there is a guaranteed minimum interest rate the Company will receive on certain assets bearing variable interest rates. The change in value was driven largely by the change in market interest rates during the period.
●	Also included in other noninterest income were changes in fair value on certain securities available for sale that the Company elected to account for under the fair value option, with changes in fair value reflected in earnings. The Company also has put options associated with these securities that provide protection against any change in value. By design, the fair value adjustments of the securities and the put options should be substantially equal and offsetting. For the three months ended June 30, 2026 there was a $4.8 million negative fair value adjustment on the securities that were offset by a $4.8 million positive fair value adjustment on the put options, hence having no net gain or loss recognized in noninterest income. Also see Note 2: Investment Securities, Note 11: Derivative Financial Instruments, and Note 12: Disclosures about Fair Value of Assets and Liabilities.

Noninterest Expense.

	Three Months Ended June 30,
	2026	2025	Change Amount	Change %

	(In thousands)
Noninterest expense:
Salaries and employee benefits	$39,345	$43,566	$(4,221)	(10)%
Loan expense	1,177	1,142	35	3
Occupancy and equipment	3,462	2,494	968	39
Professional fees	3,328	3,159	169	5
Deposit insurance expense	5,893	7,152	(1,259)	(18)
Technology expense	2,893	2,446	447	18
Credit risk transfer premium expense	6,100	4,767	1,333	28
Other expense	11,050	12,611	(1,561)	(12)
Total noninterest expense	$73,248	$77,337	$(4,089)	(5)%

Noninterest expense of $73.2 million for the three months ended June 30, 2026 decreased $4.1 million, or 5%, compared to the three months ended June 30, 2025. The lower expenses were primarily due to a $4.2 million decrease in salaries and employee benefits from lower commissions and bonuses.

The efficiency ratio was at 40.20% for the three months ended June 30, 2026, compared with 43.16% for the three months ended June 30, 2025.

Income Taxes. Income tax expense of $21.5 million for the three months ended June 30, 2026 increased $10.6 million, or 98%, compared to $10.9 million for the three months ended June 30, 2025. The effective tax rate was 21.5% for the three months ended June 30, 2026 and 22.2% for the three months ended June 30, 2025.

Merchants Bancorp

Comparison of Operating Results for the Six Months Ended June 30, 2026 and 2025

General. Net income of $146.0 million for the six months ended June 30, 2026 increased $49.8 million, or 52%, compared to $96.2 million for the six months ended June 30, 2025. The increase was primarily driven by a $36.3 million, or 60%, decrease in the provision for credit losses, reflecting improved asset quality. Also benefiting income was a $14.3 million, or 6%, increase in net interest income and an $18.1 million, or 24%, increase in noninterest income. These were partially offset by a $9.9 million, or 7%, increase in noninterest expense and an $8.9 million, or 31%, increase in the provision for income taxes.

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

	Six Months Ended June 30,
	2026			2025
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-earning deposits, and other interest or dividends	$562,100	$15,867	5.69%	$525,295	$15,658	6.01%
Securities available for sale	844,714	19,504	4.66	958,109	24,453	5.15
Securities held to maturity	1,445,379	37,555	5.24	1,607,747	47,524	5.96
Mortgage loans in process of securitization	345,717	8,842	5.16	327,440	9,047	5.57
Loans and loans held for sale	15,467,385	482,815	6.29	14,291,643	494,921	6.98
Total interest-earning assets	18,665,295	564,583	6.10%	17,710,234	591,603	6.74%
Allowance for credit losses on loans	(82,883)			(88,797)
Noninterest-earning assets	1,187,991			790,186
Total assets	$19,770,403			$18,411,623

Liabilities/Shareholders' Equity:

Interest-bearing checking	$7,547,266	$128,158	3.42%	$5,644,414	$111,454	3.98%
Money market/savings deposits	4,021,750	70,120	3.52	3,522,281	69,666	3.99
Certificates of deposit	1,473,967	28,410	3.89	3,228,989	74,196	4.63
Total interest-bearing deposits	13,042,983	226,688	3.50	12,395,684	255,316	4.15
Borrowings	3,580,062	72,711	4.10	3,290,854	85,372	5.23
Total interest-bearing liabilities	16,623,045	299,399	3.63%	15,686,538	340,688	4.38%
Noninterest-bearing deposits	551,302			335,459
Noninterest-bearing liabilities	242,928			208,509
Total liabilities	17,417,275			16,230,506
Shareholders' equity	2,353,128			2,181,117
Total liabilities and shareholders' equity	$19,770,403			$18,411,623
Net interest income		$265,184			$250,915
Interest rate spread			2.47%			2.36%
Net interest-earning assets	$2,042,250			$2,023,696
Net interest margin			2.87%			2.86%
Average interest-earning assets to average interest-bearing liabilities			112.29%			112.90%

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

Merchants Bancorp

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Six Months Ended June 30, 2026
	compared to June 30, 2025
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(In thousands)
Interest income
Interest-earning deposits, and other interest or dividends	$1,097	$(888)	$209
Securities available for sale	(2,894)	(2,055)	(4,949)
Securities held to maturity	(4,799)	(5,170)	(9,969)
Mortgage loans in process of securitization	505	(710)	(205)
Loans and loans held for sale	40,716	(52,822)	(12,106)
Total interest income	34,625	(61,645)	(27,020)
Interest expense
Deposits
Interest-bearing checking	37,574	(20,870)	16,704
Money market/savings deposits	9,879	(9,425)	454
Certificates of deposit	(40,327)	(5,459)	(45,786)
Total Deposits	7,126	(35,754)	(28,628)
Borrowings	7,503	(20,164)	(12,661)
Total interest expense	14,629	(55,918)	(41,289)
Net interest income	$19,996	$(5,727)	$14,269

Net Interest Income. Net interest income of $265.2 million for the six months ended June 30, 2026 increased $14.3 million, or 6%, compared to $250.9 million for the six months ended June 30, 2025. The increase reflected lower interest expense on certificates of deposits and borrowings, partially offset by higher interest expense on interest-bearing checking accounts and lower interest income on loans and loans held for sale and securities, both held to maturity and available for sale.

●	The interest rate spread of 2.47% for the six months ended June 30, 2026, increased 11 basis points compared to 2.36% for the six months ended June 30, 2025.
●	Our net interest margin increased a basis point, to 2.87% for the six months ended June 30, 2026 compared to 2.86% for the six months ended June 30, 2025.

Interest Income. Interest income of $564.6 million for the six months ended June 30, 2026 decreased $27.0 million, or 5%, compared to $591.6 million for the six months ended June 30, 2025. This decrease was primarily attributable to lower average yields on higher average balances on loans and loans held for sale, and lower average yields on lower average balances on securities, both held to maturity and available for sale.

Interest income of $482.8 million on loans and loans held for sale for the six months ended June 30, 2026, decreased $12.1 million, or 2%, compared to $494.9 million for the six months ended June 30, 2025.

●	The average loan balance during the six months ended June 30, 2026 increased $1.2 billion, or 8%, to $15.5 billion compared to $14.3 billion for the six months ended June 30, 2025.
●	The average yield on loans decreased 69 basis points, to 6.29% for the six months ended June 30, 2026, compared to 6.98% for the six months ended June 30, 2025.

Merchants Bancorp

Interest income of $37.6 million on securities held to maturity for the six months ended June 30, 2026, decreased $10.0 million, or 21%, compared to the six months ended June 30, 2025.

●	The average balance of securities held to maturity for the six months ended June 30, 2026 decreased $162.4 million, or 10%, to $1.4 billion compared to $1.6 billion for the six months ended June 30, 2025.
●	The average yield on securities held to maturity decreased 72 basis points, to 5.24%, for the six months ended June 30, 2026, compared to 5.96% for the six months ended June 30, 2025.

Interest income of $19.5 million on securities available for sale for the six months ended June 30, 2026, decreased $4.9 million, or 20%, compared to the six months ended June 30, 2025.

●	The average balance of securities available for sale decreased $113.4 million, or 12%, to $844.7 million compared to $958.1 million for the six months ended June 30, 2025.
●	The average yield decreased 49 basis points, to 4.66% for the six months ended June 30, 2026, compared to 5.15% for the six months ended June 30, 2025.

Interest Expense. Total interest expense of $299.4 million for the six months ended June 30, 2026, decreased $41.3 million, or 12%, compared to $340.7 million for the six months ended June 30, 2025, primarily due to lower average balances on certificates of deposits and lower average rates on deposits and borrowings.

Interest expense on deposits of $226.7 million decreased $28.6 million, or 11%, for the six months ended June 30, 2026, compared to $255.3 million for the six months ended June 30, 2025. The decrease reflected lower average balances at lower average rates on certificates of deposit, which were partially offset by higher average balances at lower average rates on interest-bearing checking accounts.

Interest expense of $28.4 million on certificates of deposit accounts for the six months ended June 30, 2026, decreased $45.8 million, or 62%, compared to $74.2 million for the six months ended June 30, 2025.

●	The average balance of $1.5 billion for the six months ended June 30, 2026, decreased $1.8 billion, or 54%, compared to $3.2 billion for the six months ended June 30, 2025.
●	The average rate on certificates of deposit accounts was 3.89% for the six months ended June 30, 2026, which was a 74 basis point decrease compared to 4.63% for the six months ended June 30, 2025. The decrease in certificates of deposit is primarily due to the decrease in use of brokered deposits.

Interest expense of $128.2 million on interest-bearing checking accounts for the six months ended June 30, 2026, increased $16.7 million, or 15%, compared to $111.5 million for the six months ended June 30, 2025.

●	The average balance of $7.5 billion for the six months ended June 30, 2026, increased $1.9 billion, or 34%, compared to $5.6 billion for the six months ended June 30, 2025.
●	The average rate on interest-bearing checking accounts was 3.42% for the six months ended June 30, 2026, which was a 56 basis point decrease compared to 3.98% for the six months ended June 30, 2025.

Interest expense on borrowings of $72.7 million for the six months ended June 30, 2026, decreased $12.7 million, or 15%, compared to $85.4 million for the six months ended June 30, 2025.

●	The decrease was due primarily to a 113 basis points reduction in average interest rates to 4.10% for the six months ended June 30, 2026, compared to 5.23% for the six months ended June 30, 2025.
●	This was partially offset by a $289.2 million, or 9%, increase in average borrowings, to $3.6 billion, for the six months ended June 30, 2026, compared to $3.3 billion for the six months ended June 30, 2025.

Merchants Bancorp

Included in interest expense on borrowings, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 3.89% and 5.00%, to an effective rate of 4.10% and 5.23% for the six months ended June 30, 2026 and 2025, respectively.

Provision for Credit Losses. We recorded a provision for credit losses of $24.5 million for the six months ended June 30, 2026, a decrease of $36.3 million, or 60%, compared to $60.8 million for the six months ended June 30, 2025. The decrease reflected improved asset quality, including lower charge-offs and lower specific reserves.

The $24.5 million provision for credit losses consisted of $26.6 million for the ACL-Loans, net of a $2.1 million release for the ACL-OBCE’s and net of a $13,000 release for the ACL-Guarantees, related to a loan securitization.

The ACL-Loans was $75.8 million, or 0.61% of total loans, at June 30, 2026, compared to $83.3 million, or 0.75% of total loans, at December 31, 2025, and $76.8 million, or 0.67%, at March 31, 2026. The decreases compared to both December 31, 2025 and March 31, 2026 was primarily related to charge-offs on loans with specific reserves. Additional details are provided in the Asset Quality portion of the Comparison of Financial Condition at June 30, 2026 and December 31, 2025 and in Note 4: Loans and Allowance for Credit Losses on Loans.

Noninterest Income.

	Six Months Ended June 30,
	2026	2025	Change Amount	Change %

	(In thousands)
Noninterest income:
Gain on sale of loans	$26,666	$34,961	$(8,295)	(24)%
Loan servicing fees, net	27,091	10,148	16,943	167
Mortgage warehouse fees	3,477	3,552	(75)	(2)
Syndication and asset management fees	10,050	13,096	(3,046)	(23)
Other income	24,995	12,416	12,579	101
Total noninterest income	$92,279	$74,173	$18,106	24%

Noninterest income of $92.3 million for the six months ended June 30, 2026 increased $18.1 million, or 24%, compared to $74.2 million for the six months ended June 30, 2025. The results reflected a $16.9 million, or 167%, increase in loan servicing fees and a $12.6 million, or 101%, increase in other noninterest income. These were partially offset by an $8.3 million, or 24% decrease in gain on sale of loans and a $3.0 million, or 23% decrease in syndication and asset management fees compared to the six months ended June 30, 2025.

Loan servicing fees of $27.1 million for the six months ended June 30, 2026 increased $16.9 million, or 167%, compared to the six months ended June 30, 2025. Loan servicing fees included a $15.0 million positive fair market value adjustment to servicing rights for the six months ended June 30, 2026, compared to a $0.5 million negative fair market value adjustment to servicing rights for the six months ended June 30, 2025.

Other noninterest income of $25.0 million for the six months ended June 30, 2026 increased $12.6 million, or 101%, compared to $12.4 million for the six months ended June 30, 2025. The results reflected higher operating income and gain on sale of other real estate owned, as well as gains on fair market value adjustments of derivatives discussed in more detail below.

●	Other noninterest income included a $4.6 million positive fair value adjustment to the floor derivatives for the six months ended June 30, 2026 compared to a $2.1 million positive fair value adjustment for the six

Merchants Bancorp

months ended June 30, 2025. The floor derivatives are associated with arrangements whereby there is a guaranteed minimum interest rate the Company will receive on certain assets bearing variable interest rates. The change in value was driven largely by the change in market interest rates during the period.
●	Also included in other noninterest income were changes in fair value on certain securities available for sale that the Company elected to account for under the fair value option, with changes in fair value reflected in earnings. The Company also has put options associated with these securities that provide protection against any change in value. By design, the fair value adjustments of the securities and the put options should be substantially equal and offsetting. For the six months ended June 30, 2026 there was a $10.7 million negative fair value adjustment on the securities that were offset by a $10.7 million positive fair value adjustment on the put options, hence having no net gain or loss recognized in other noninterest income. Also see Note 2: Investment Securities, Note 11: Derivative Financial Instruments, and Note 12: Disclosures about Fair Value of Assets and Liabilities.

Gain on sale of loans of $26.7 million for the six months ended June 30, 2026 decreased $8.3 million, or 24%, compared to $35.0 million for the six months ended June 30, 2025. The decrease in gain on sale of loans was primarily due to higher 10-year interest rates, which delayed borrower decisions to transition to permanent fixed-rate loans.

A summary of the gain on sale of loans for the six months ended June 30, 2026 and 2025 is below:

	Gain on Sale of Loans
	Six Months Ended June 30,
	2026	2025	Change Amount	Change %

	(In thousands)
Loan Type:
Multi-family	$23,177	$29,940	$(6,763)	(23)%
Single-family	877	2,634	(1,757)	(67)
SBA	2,612	2,387	225	9
Total	$26,666	$34,961	$(8,295)	(24)%

Syndication and asset management fees of $10.1 million for the six months ended June 30, 2026, decreased $3.0 million, or 23%, compared to $13.1 million for the six months ended June 30, 2025. The decrease was attributable to less equity raised by our LIHTC syndication platform during the six months ended June 30, 2026 than the prior year.

Merchants Bancorp

Noninterest Expense.

	Six Months Ended June 30,
	2026	2025	Change Amount	Change %

	(In thousands)
Noninterest expense:
Salaries and employee benefits	$77,910	$79,985	$(2,075)	(3)%
Loan expense	2,362	1,940	422	22
Occupancy and equipment	6,543	4,845	1,698	35
Professional fees	6,095	6,053	42	1
Deposit insurance expense	14,301	14,380	(79)	(1)
Technology expense	5,572	4,820	752	16
Credit risk transfer premium expense	11,864	8,629	3,235	37
Other expense	24,243	18,349	5,894	32
Total noninterest expense	$148,890	$139,001	$9,889	7%

Noninterest expense of $148.9 million for the six months ended June 30, 2026 increased $9.9 million, or 7%, compared to $139.0 million for the six months ended June 30, 2025. The increase was due primarily to a $5.9 million increase in other noninterest expense, mainly related to higher other real estate owned expenses, and a $3.2 million increase in credit risk transfer premium expenses. The increase also reflects a rise in occupancy and equipment expenses. These were partially offset by a $2.1 million decrease in salaries and employee benefits from lower commissions and bonuses.

The efficiency ratio was at 41.65% for the six months ended June 30, 2026, compared with 42.76% for the six months ended June 30, 2025.

Income Taxes. Income tax expense of $38.1 million for the six months ended June 30, 2026 increased $8.9 million, or 31%, compared to the six months ended June 30, 2025. The effective tax rate was 20.7% and 23.2% for the six months ended June 30, 2026 and 2025, respectively. The decrease in effective tax rate reflected the utilization of originated and purchased tax credits.

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

We are also one of the largest Ginnie Mae servicers in the country based on aggregate unpaid principal balance. As of June 30, 2026 the Company’s servicing portfolio included unpaid principal balance of loans serviced for others of $21.5 billion, loans sub-serviced for others of $4.3 billion and other servicing balances of $1.2 billion. The servicing

Merchants Bancorp

portfolio is primarily Ginnie Mae, Fannie Mae, and Freddie Mac loans and is a significant source of our noninterest income and deposits.

Our Mortgage Warehousing segment funds agency eligible loans for non-depository financial institutions from the date of origination or purchase until the date of sale to an investor, which typically takes less than 30 days and is a significant source of our net interest income, loans, and deposits. Mortgage Warehousing has grown to fund $45.6 billion in 2024, $66.3 billion in 2025, and $42.5 billion for the six months ended June 30, 2026. Mortgage Warehousing also provides commercial loans and collects deposits related to the mortgage escrow accounts of its customers.

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

For the three months ended June 30, 2026 and 2025, we had total net income of $78.3 million and $38.0 million, respectively. For the six months ended June 30, 2026 and 2025, we had total net income of $146.0 million and $96.2 million, respectively. Net income for our three segments for the respective periods was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands)
Multi-family Mortgage Banking	$10,336	$9,269	$21,350	$12,682
Mortgage Warehousing	30,599	22,986	59,247	38,384
Banking	47,337	14,574	85,317	61,681
Other	(9,969)	(8,848)	(19,879)	(16,527)

Total	$78,303	$37,981	$146,035	$96,220

Merchants Bancorp

Multi-family Mortgage Banking.

Comparison of results for the three months ended June 30, 2026 and 2025:

The Multi-family Mortgage Banking segment reported net income of $10.3 million for the three months ended June 30, 2026, an increase of $1.1 million, or 12%, compared to net income for the three months ended June 30, 2025. The results primarily reflect a decrease in noninterest expenses due to lower salaries and benefit expenses for commissions and bonuses.

Loan servicing fees included a $4.6 million positive fair market value adjustment to servicing rights for the three months ended June 30, 2026 compared to a $0.7 million positive fair market value adjustment for the three months ended June 30, 2025.

The total volume of loans originated and acquired through our Multi-family business was $1.5 billion, an increase of $99.8 million, or 7%, compared to $1.4 billion for the three months ended June 30, 2025. It included construction loans, coupled with agreements for future permanent loan refinancing, as well as bridge loans housed in our Banking segment, while borrowers await conversion to permanent financing. It also includes loans originated and acquired for sale in the secondary market.

Comparison of results for the six months ended June 30, 2026 and 2025:

The Multi-family Mortgage Banking segment reported net income of $21.4 million for the six months ended June 30, 2026, an increase of $8.7 million, or 68%, compared to net income of $12.7 million for the six months ended June 30, 2025. The increase in net income was primarily due a $8.3 million increase in noninterest income driven by higher loan servicing fees.

Loan servicing fees included $12.0 million positive fair market value adjustment to servicing rights for the six months ended June 30, 2026, compared to $1.2 million positive fair market value adjustment of for the six months ended June 30, 2025.

The total volume of loans originated and acquired through our Multi-family business was $2.7 billion, an increase of $345.1 million, or 15%, compared to $2.4 billion for the six months ended June 30, 2025. It included construction loans coupled with agreements for future permanent loan refinancing, as well as bridge loans housed in our Banking segment, while borrowers await conversion to permanent financing. It also includes loans originated and acquired for sale in the secondary market.

Mortgage Warehousing.

Comparison of results for the three months ended June 30, 2026 and 2025:

The Mortgage Warehousing segment reported net income of $30.6 million for the three months ended June 30, 2026, an increase of $7.6 million, or 33%, compared to $23.0 million for the three months ended June 30, 2025. The increase in net income reflected higher net interest income reflecting the growth in average balances for warehouse loans in both loans receivable and loans held for sale.

Noninterest income included a $1.9 million positive fair market value adjustment to derivatives for the three months ended June 30, 2026, compared to a $4.3 million positive fair market value adjustment to derivatives for the three months ended June 30, 2025.

The volume of loans funded during the three months ended June 30, 2026 amounted to $22.9 billion, an increase of $6.6 billion, or 41%, compared to $16.3 billion for the three months ended June 30, 2025. This compared to the 10% industry-wide increase in single-family residential loan volumes for the three months ended June 30, 2026

Merchants Bancorp

compared to the same period in 2025, according to an estimate of industry volume by the Mortgage Bankers Association.

Comparison of results for the six months ended June 30, 2026 and 2025:

The Mortgage Warehousing segment reported net income of $59.2 million for the six months ended June 30, 2026, an increase of $20.9 million, or 54%, compared to the six months ended June 30, 2025. The increase in net income was primarily driven by an increase in net interest income, reflecting the increase in average balances for warehouse loans in both loans receivable and loans held for sale.

Noninterest income included a $4.6 million positive fair market value adjustment to derivatives for the six months ended June 30, 2026, compared to a $2.1 million positive fair market value adjustment to derivatives for the six months ended June 30, 2025.

The volume of loans funded during the six months ended June 30, 2026 amounted to $42.5 billion, an increase of $14.3 billion, or 51%, compared to the six months ended June 30, 2025. This compared to the 24% industry-wide increase in single-family residential loan volumes for the six months ended June 30, 2026 compared to the same period in 2025, according to an estimate of industry volume by the Mortgage Bankers Association.

Banking.

Comparison of results for the three months ended June 30, 2026 and 2025:

The Banking segment reported net income of $47.3 million for the three months ended June 30, 2026, an increase of $32.8 million, or 225%, compared to the three months ended June 30, 2025. The increase in net income was primarily due to the decrease in provision for credit losses.

Noninterest income included a $1.4 million positive fair market value adjustment to servicing rights for the three months ended June 30, 2026, compared to a $0.5 million negative fair market value adjustment for the three months ended June 30, 2025.

Comparison of results for the six months ended June 30, 2026 and 2025:

The Banking segment reported net income of $85.3 million for the six months ended June 30, 2026, an increase of $23.6 million, or 38%, compared to $61.7 million for the six months ended June 30, 2025. The increase in net income was primarily due to the decrease in provision for credit losses.

Noninterest income included a $3.0 million positive fair market value adjustment to servicing rights for the six months ended June 30, 2026, compared to a $1.7 million negative fair market value adjustment for the six months ended June 30, 2025.

Liquidity and Capital Resources

Liquidity.

Our primary sources of funds are business and consumer deposits, escrow and custodial deposits, borrowings, brokered deposits, principal and interest payments on loans, principal, and interest on investment securities, and proceeds from sale of loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition.

Merchants Bancorp

At June 30, 2026, based on pledged collateral, we had $5.5 billion in available unused borrowing capacity with the FHLB and the Federal Reserve discount window. This compared to $5.3 billion at December 31, 2025. While the amounts available fluctuate daily, we also had available capacity lines of $220.0 million through our membership in the AFX and US Bank Federal Funds as of June 30, 2026. This liquidity enhances the ability to effectively manage interest expense and asset levels in the future.

The Company’s most liquid assets are in cash, short-term investments, including interest-earning demand deposits, mortgage loans in process of securitization, loans held for sale, and warehouse lines of credit included in loans receivable. Taken together with its unused borrowing capacity of $5.5 billion described above, these totaled $13.0 billion, or 61%, of its $21.2 billion total assets at June 30, 2026. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

The Company’s investment portfolio has minimal levels of unrealized losses and management does not anticipate a need to sell securities for liquidity purposes at a loss. As of June 30, 2026, AOCL of $1.2 million, related to securities available for sale, increased $1.2 million, compared to AOCL as of December 31, 2025. The $1.2 million of AOCL as of June 30, 2026 represented less than 0.15% of total equity and total securities available for sale, reflecting our interest rate risk policy of maintaining short duration on assets and liabilities.

The most common recurring variability within our cash flows comes from loan growth and sale activity. As discussed in detail throughout this section and Capital Resources, the Company has numerous funding sources to cover volatility in cash flows for operating and financing needs through our cash, investments, borrowing capacity, deposit base, and capital resources. Additionally, while warehouse lines of credit represent a meaningful component of total assets, the underlying loans are generally short-term in nature and support significant funding volumes. During the six months ended June 30, 2026, warehouse funding volumes totaled $22.9 billion, exceeding the Company’s total assets of $21.2 billion. Accordingly, period-end balances represent a snapshot of assets that are continually funded and repaid in the normal course of business.

The following table and summary provide cash flow information for the six months ended June 30, 2026 compared to June 30, 2025.

	Six Months Ended June 30,
	2026	2025	Change

	(In thousands)
Cash flows from:
Operating activities	$(384,012)	$26,886	$(410,898)
Investing activities	(1,104,194)	(27,229)	(1,076,965)
Financing activities	1,590,707	170,898	1,419,809

●	Cash flows from operating activities decreased $410.9 million primarily driven by an increase in cash outflows of $10.5 billion in loans originated and purchased for sale, partially offset by higher cash inflows of $9.9 billion from proceeds from sold loans and principal collected, as we increased production and sales volumes during the six months ended June 30, 2026 compared to the prior year.
●	Cash flows from investing activities decreased $1.1 billion primarily driven by a fluctuation in cash outflows of $836.9 million in net change in loans receivable due to increased loan growth.
●	Cash flows from financing activities increased $1.4 billion primarily driven by increased cash inflows due to higher FHLB borrowings and increased cash inflows due to deposit growth.

Certificates of deposit that are scheduled to mature in less than one year from June 30, 2026 totaled $1.3 billion, or 97%, of total certificates of deposit. Of the $1.4 billion in total certificates of deposit, including those that will mature

Merchants Bancorp

in more than one year, there were $585.1 million classified as core deposits. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances, the Federal Reserve discount window, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Off-Balance Sheet Arrangements.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in our unaudited condensed consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit, and standby letters of credit.

At June 30, 2026, we had $4.3 billion in outstanding commitments to extend credit that are subject to credit risk and an additional $1.6 billion in outstanding commitments subject to certain performance criteria and cancellation by the Company. These commitments include funding commitments for approved loans, unfunded construction draws, standby letters of credit and certain unfunded warehouse repurchase agreements. The Company does not expect that all such commitments will be funded and believes it has sufficient liquidity to meet current loan origination commitments should funding occur. Additionally, the Company’s business model is designed to continuously sell a significant portion of its loans, which provides flexibility in managing its liquidity.

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

Merchants Bancorp

agency, at the liquidation preference, plus any declared and unpaid dividends (without regard to any undeclared dividends) to, but excluding, the date of redemption.

Dividends declared to preferred shareholders for the six months ended June 30, 2026, totaled $20.5 million. For more information, see Note 14: Preferred Stock.

Common Shares/Dividends. As of June 30, 2026, the Company had 45,938,075 common shares issued and outstanding. The Board declared a quarterly dividend of $0.11 per share for the first two quarters of 2026.

On January 28, 2026, the Company announced a stock repurchase program, up to $100,000,000 of common stock, expiring December 31, 2027. On February 26, 2026, the Company entered into Rule 10b5-1 plan (the “10b5-1 Plan”) with a broker for the repurchase of shares of its common stock commencing on March 3, 2026. The details of this repurchase plan were provided in a press release issued by the Company on January 28, 2026.

The following table summarizes our share repurchase authorization and repurchase activity of our common stock during the six months ended June 30, 2026. There was no share repurchase activity during the three months ended June 30, 2026.

Six Months Ended
June 30, 2026
Remaining authorization at January 31, 2026	$100,000,000
Dollar value of shares repurchased	$3,001,622
Shares repurchased	73,164
Average price paid per share	$41.03
Remaining authorization at June 30, 2026	$96,998,378

The timing and actual number of additional shares repurchased will depend on a variety of factors, including cash requirements to meet the operating needs of the business, legal requirements, as well as the share price and economic and market conditions.

Merchants Bancorp

Capital Adequacy.

The following tables present the Company’s capital ratios at June 30, 2026 and December 31, 2025:

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
June 30, 2026
Total capital(1) (to risk-weighted assets)
Company	$2,470,123	12.5%	$2,073,368	10.5%	$—	N/A	%
Merchants Bank	2,398,352	12.2%	2,067,150	10.5%	1,968,714	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	2,386,160	12.1%	1,678,441	8.5%	—	N/A	%
Merchants Bank	2,314,389	11.8%	1,673,407	8.5%	1,574,971	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,834,870	9.3%	1,382,245	7.0%	—	N/A	%
Merchants Bank	2,314,389	11.8%	1,378,100	7.0%	1,279,664	6.5%
Tier I capital(1) (to average assets)
Company	2,386,160	11.6%	1,028,502	5.0%	—	N/A	%
Merchants Bank	2,314,389	11.3%	1,025,533	5.0%	1,025,533	5.0%
(1)	As defined by regulatory agencies.

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2025
Total capital(1) (to risk-weighted assets)
Company	$2,365,600	13.6%	$1,822,759	10.5%	$—	N/A	%
Merchants Bank	2,320,227	13.4%	1,821,535	10.5%	1,734,795	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	2,272,014	13.1%	1,475,567	8.5%	—	N/A	%
Merchants Bank	2,226,641	12.8%	1,474,576	8.5%	1,387,836	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,720,724	9.9%	1,215,172	7.0%	—	N/A	%
Merchants Bank	2,226,641	12.8%	1,214,357	7.0%	1,127,617	6.5%
Tier I capital(1) (to average assets)
Company	2,272,014	11.5%	990,358	5.0%	—	N/A	%
Merchants Bank	2,226,641	11.3%	987,284	5.0%	987,284	5.0%
(1)	As defined by regulatory agencies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Merchants Bank to maintain minimum amounts and ratios (set forth in the table above). Management believes, as of June 30, 2026 and December 31, 2025, that the Company and Merchants Bank met all capital adequacy requirements to which they

Merchants Bancorp

were subject. For additional information regarding dividend restrictions, see the Company’s 2025 Annual Report on Form 10–K.

As of June 30, 2026 and December 31, 2025, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or Merchants Bank’s category.

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

Our business consists of funding multi-family, residential, and SBA loans, as well as warehouse repurchase and participation agreements, meeting underwriting standards of government programs under an originate to sell model, and retaining adjustable-rate loans as held for investment to reduce interest rate risk.

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

Merchants Bancorp

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

We use two approaches to model interest rate risk: Net Interest Income at Risk (NII at Risk) and Economic Value of Equity (“EVE”). Under NII at Risk, net interest income is modeled for a twelve-month period utilizing various assumptions for assets, liabilities, and derivatives and excludes non-interest income. EVE measures the period end market value of assets minus the market value of liabilities and the change in this value as rates change. EVE is a period end measurement.

We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results reflect the analysis used quarterly by management. It models gradual -200, -100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period.

The following table presents NII at Risk for Merchants Bank as of June 30, 2026 and December 31, 2025.

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
June 30, 2026:
Dollar change	$(96,309)	$(50,562)	$49,664	$99,809
Percent change	(15.3)%	(8.0)%	7.9%	15.8%

December 31, 2025:
Dollar change	$(86,677)	$(45,885)	$39,011	$78,102
Percent change	(14.7)%	(7.8)%	6.6%	13.2%

Our interest rate risk management policy objective is to limit the change in our net interest income to 20% for a +/- 100 basis point move in interest rates, and 30% for a +/- 200 basis point move in rates. At June 30, 2026 we estimated that we were within policy limits set by our Board for the -200, -100, +100, and +200 basis point scenarios.

The EVE results for Merchants Bank included in the following table reflect the analysis used quarterly by management. It models immediate -200, -100, +100 and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
June 30, 2026:
Dollar change	$54,311	$32,387	$3,392	$8,114
Percent change	2.3%	1.4%	0.1%	0.3%

December 31, 2025:
Dollar change	$62,263	$37,217	$(4,649)	$(8,900)
Percent change	2.8%	1.7%	(0.2)%	(0.4)%

Merchants Bancorp

Our interest rate risk management policy objective is to limit the change in our EVE to 15% for a +/- 100 basis point move in interest rates, and 20% for a +/- 200 basis point move in rates. We are within policy limits set by our Board for the -200, -100, +100 and +200 basis point scenarios. The EVE reported at June 30, 2026 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

	June 30,
	2026	2025

	(In thousands)
Total equity	$2,393,804	$2,184,632
Less: goodwill and intangibles	(8,040)	(8,062)
Less: preferred stock	(551,291)	(551,291)
Tangible common shareholders' equity	$1,834,473	$1,625,279

Assets	$21,229,982	$19,141,204
Less: goodwill and intangibles	(8,040)	(8,062)
Tangible assets	$21,221,942	$19,133,142

Ending common shares	45,938,075	45,885,458

Tangible book value per common share	$39.93	$35.42

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective.

Merchants Bancorp

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

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026, the Company repurchased zero shares of common stock. The following table presents our repurchase activity on a cash basis.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet to be purchased under the plans or programs (1)

April 1 - April 30, 2026	—	$—	—	$96,998,378
May 1 - May 31, 2026	—	$—	—	$96,998,378
June 1 - June 30, 2026	—	$—	—	$96,998,378
Total	—	$—	—

(1)	On January 28, 2026, the Company announced a stock repurchase program, up to $100,000,000 of common stock, expiring December 31, 2027. On February 26, 2026, the Company entered into a Rule 10b5-1 plan (the “10b5-1 Plan”) with a broker for the repurchase of shares of its common stock commencing on March 3, 2026. The details of this repurchase plan were provided in a press release issued by the Company on January 28, 2026.

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

Merchants Bancorp

Date:	August 7, 2026	By:	/s/ Michael F. Petrie
Michael F. Petrie
Chairman & Chief Executive Officer

Date:	August 7, 2026	By:	/s/ Sean A. Sievers
Sean A. Sievers Chief Financial Officer
(Principal Financial Officer)