Form 10-Q
period 2026-09-30
Merchants Bancorp
filed 2026-11-06
CIK 1629019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October 29, 2026, the latest practicable date, 45,940,371 shares of the registrant’s common stock, without par value, were issued and outstanding.

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

N/A: not applicable

NASDAQ: NASDAQ Capital Market

PCAOB: Public Company Accounting Oversight Board

REMIC: real estate mortgage investment conduit

ROU: right of use

SBA: Small Business Administration

SEC: Securities and Exchange Commission

SOFR: Secured Overnight Financing Rate

Treasury: US Department of Treasury

VIE: variable interest entity

Part I – Financial Information

Item 1. Financial Statements

Merchants Bancorp

Condensed Consolidated Balance Sheets

September 30, 2026 (Unaudited) and December 31, 2025

(In thousands, except share data)

	September 30,	December 31,
	2026	2025*
Assets
Cash and due from banks	$11,906	$15,844
Interest-earning demand accounts	307,938	196,358
Cash and cash equivalents	319,844	212,202
Securities purchased under agreements to resell	1,489	1,520
Mortgage loans in process of securitization	447,905	620,094
Securities available for sale (includes $496,567 and $571,314 at fair value)	787,423	865,058
Securities held to maturity (fair value of $1,535,615 and $1,543,554)	1,535,361	1,543,659
Federal Home Loan Bank (FHLB) stock and other equity securities	227,589	227,589
Loans held for sale (includes $169,774 and $76,980 at fair value)	4,043,914	3,873,012
Loans receivable (includes $41,548 and $47,318 at fair value), net of allowance for credit losses on loans of $82,130 and $83,301	12,184,623	10,951,381
Premises and equipment, net	76,704	73,929
Servicing rights	267,613	217,296
Interest receivable	81,042	81,807
Goodwill	19,144	8,014
Other real estate owned	91,696	60,145
Other assets and receivables	799,152	713,237
Total assets	$20,883,499	$19,448,943
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$531,108	$604,081
Interest-bearing	14,510,687	12,437,111
Total deposits	15,041,795	13,041,192
Borrowings	3,017,581	3,842,592
Deferred and current tax liabilities, net	60,462	33,900
Other liabilities	280,364	250,500
Total liabilities	18,400,202	17,168,184
Commitments and Contingencies
Shareholders' Equity
Common stock, without par value
Authorized - 75,000,000 shares
Issued and outstanding - 45,940,371 and 45,893,172 shares	245,265	243,310
Preferred stock, without par value - 5,000,000 total shares authorized
6% Series C Preferred stock - $1,000 per share liquidation preference
Authorized - 200,000 shares
Issued and outstanding - 196,181 shares (equivalent to 7,847,233 depositary shares)	191,084	191,084
8.25% Series D Preferred stock - $1,000 per share liquidation preference
Authorized - 300,000 shares
Issued and outstanding - 142,500 shares (equivalent to 5,700,000 depositary shares)	137,459	137,459
7.625% Series E Preferred stock - $1,000 per share liquidation preference
Authorized - 230,000 shares
Issued and outstanding - 230,000 shares (equivalent to 9,200,000 depositary shares)	222,748	222,748
Retained earnings	1,689,230	1,486,191
Accumulated other comprehensive loss	(2,489)	(33)
Total shareholders' equity	2,483,297	2,280,759
Total liabilities and shareholders' equity	$20,883,499	$19,448,943

*Derived from audited consolidated financial statements

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Income (Unaudited)

For the Three and Nine Months Ended September 30, 2026 and 2025

(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest Income
Loans	$261,789	$254,101	$744,604	$749,022
Mortgage loans in process of securitization	5,240	5,308	14,082	14,355
Investment securities:
Available for sale	9,377	11,880	28,881	36,333
Held to maturity	20,056	22,427	57,611	69,951
FHLB stock and other equity securities (dividends)	4,866	4,265	14,239	13,278
Other	9,858	3,798	16,352	10,443
Total interest income	311,186	301,779	875,769	893,382
Interest Expense
Deposits	129,627	139,744	356,315	395,060
Short-term borrowings	34,715	25,926	101,260	96,271
Long-term borrowings	2,675	8,051	8,841	23,078
Total interest expense	167,017	173,721	466,416	514,409
Net Interest Income	144,169	128,058	409,353	378,973
Provision for credit losses	12,003	29,239	36,486	89,993
Net Interest Income After Provision for Credit Losses	132,166	98,819	372,867	288,980
Noninterest Income
Gain on sale of loans	19,045	24,671	45,711	59,632
Loan servicing fees, net	34,225	7,986	61,316	18,134
Mortgage warehouse fees	1,698	1,736	5,175	5,288
Syndication and asset management fees	6,050	4,864	16,100	17,960
Other income	19,754	3,757	44,749	16,173
Total noninterest income	80,772	43,014	173,051	117,187
Noninterest Expense
Salaries and employee benefits	44,999	44,152	122,909	124,137
Loan expense	998	1,263	3,360	3,203
Occupancy and equipment	3,360	2,453	9,903	7,298
Professional fees	1,793	3,371	7,888	9,424
Deposit insurance expense	5,972	9,376	20,273	23,756
Technology expense	3,959	2,608	9,531	7,428
Credit risk transfer premium expense	7,106	4,194	18,970	12,823
Other expense	11,333	9,833	35,576	28,182
Total noninterest expense	79,520	77,250	228,410	216,251
Income Before Income Taxes	133,418	64,583	317,508	189,916
Provision for income taxes	28,237	9,882	66,292	38,995
Net Income	$105,181	$54,701	$251,216	$150,921
Dividends on preferred stock	(10,265)	(10,265)	(30,796)	(30,796)
Impact of preferred stock redemption	—	—	—	(5,371)
Net Income Allocated to Common Shareholders	$94,916	$44,436	$220,420	$114,754
Basic Earnings Per Share	$2.07	$0.97	$4.80	$2.50
Diluted Earnings Per Share	$2.06	$0.97	$4.79	$2.50
Weighted-Average Shares Outstanding
Basic	45,939,123	45,887,143	45,935,256	45,865,167
Diluted	46,032,977	45,950,216	46,012,252	45,931,518

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three and Nine Months Ended September 30, 2026 and 2025

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Income	$105,181	$54,701	$251,216	$150,921
Other Comprehensive Income:
Net unrealized (losses) gains on investment securities available for sale, net of tax benefit (expense) of $406, $(11), $772 and $25	(1,290)	36	(2,456)	(78)
Other comprehensive (loss) income for the period	(1,290)	36	(2,456)	(78)
Comprehensive Income	$103,891	$54,737	$248,760	$150,843

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three and Nine Months Ended September 30, 2026 and 2025

(In thousands, except share data)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	45,938,075	$244,345	45,885,458	$241,452	45,893,172	$243,310	45,767,166	$240,313
Repurchase of common stock	—	—	—	—	(73,164)	(781)	—	—
Distribution to employee stock ownership plan	—	—	—	—	43,868	1,494	30,802	1,124
Shares issued for stock compensation plans, net of taxes withheld to satisfy tax obligations	2,296	920	3,780	919	76,495	1,242	91,270	934
Balance at end of period	45,940,371	245,265	45,889,238	242,371	45,940,371	245,265	45,889,238	242,371

6% Series B Preferred Stock
Balance at beginning of period	—	—	—	—	—	—	125,000	120,844
Redemption of 6% Series B preferred stock	—	—	—	—	—	—	(125,000)	(120,844)
Balance at end of period	—	—	—	—	—	—	—	—

6% Series C Preferred Stock
Balance at beginning and end of period	196,181	191,084	196,181	191,084	196,181	191,084	196,181	191,084

8.25% Series D Preferred Stock
Balance at beginning and end of period	142,500	137,459	142,500	137,459	142,500	137,459	142,500	137,459

7.625% Series E Preferred Stock
Balance at beginning and end of period	230,000	222,748	230,000	222,748	230,000	222,748	230,000	222,748

Retained Earnings
Balance at beginning of period		1,599,367		1,392,136		1,486,191		1,330,995
Net income		105,181		54,701		251,216		150,921
Dividends on 6% Series C preferred stock, $60.00 per share, annually		(2,942)		(2,942)		(8,828)		(8,828)
Dividends on 8.25% Series D preferred stock, $82.50 per share, annually		(2,939)		(2,939)		(8,817)		(8,817)
Dividends on 7.625% Series E preferred stock, $76.25 per share, annually		(4,384)		(4,384)		(13,151)		(13,151)
Dividends on common stock, $0.44 per share, annually in 2026 and $0.40 per share, annually in 2025		(5,053)		(4,589)		(15,160)		(13,766)
Impact of 6% Series B preferred stock redemption		—		—		—		(4,156)
Excise tax on preferred stock redemption		—		—		—		(1,215)
Repurchase of common stock		—		—		(2,221)		—
Balance at end of period		1,689,230		1,431,983		1,689,230		1,431,983

Accumulated Other Comprehensive Loss
Balance at beginning of period		(1,199)		(247)		(33)		(133)
Other comprehensive (loss) income		(1,290)		36		(2,456)		(78)
Balance at end of period		(2,489)		(211)		(2,489)		(211)

Total shareholders' equity		$2,483,297		$2,225,434		$2,483,297		$2,225,434

See notes to condensed consolidated financial statements.

Merchants Bancorp

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2026 and 2025

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Operating activities:
Net income	$251,216	$150,921
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,258	2,305
Provision for credit losses	36,486	89,993
Gain on sale of loans	(45,711)	(59,632)
Proceeds from sold loans and principal collected	43,249,260	30,313,269
Loans and participations originated and purchased for sale	(43,424,754)	(30,418,390)
Proceeds from sale of LIHTC projects	1,542	3,106
Purchases of LIHTC projects for sale	(19,395)	(42,736)
Purchases of other tax credits	(21,278)	—
Change in servicing rights for paydowns and fair value adjustments	(34,901)	5,877
Net change in:
Mortgage loans in process of securitization	172,189	13,420
Other assets and receivables	3,250	(30,791)
Other liabilities	35,783	20,600
Other	26,468	8,709
Net cash provided by operating activities	234,413	56,651
Investing activities:
Net change in securities purchased under agreements to resell	31	30
Purchases of securities available for sale	(260,372)	(544,282)
Purchases of securities held to maturity	(401,568)	(259,580)
Purchases of servicing rights	(235)	(12,928)
Proceeds from calls, maturities and paydowns of securities available for sale	312,024	649,948
Proceeds from calls, maturities and paydowns of securities held to maturity	410,019	253,852
Purchases of loans	(77,973)	(50,071)
Net change in loans receivable	(1,261,866)	(599,152)
Proceeds from loans held for sale previously classified as loans receivable	71,862	386,604
Purchase of FHLB stock	—	(46)
Purchases of premises and equipment	(5,159)	(17,139)
Purchase of limited partnership interests	(6,810)	(19,604)
Other investing activities	7,032	4,012
Net cash used in investing activities	(1,213,015)	(208,356)
Financing activities:
Net change in deposits	1,960,212	1,802,482
Proceeds from borrowings	255,575,000	216,447,587
Repayment of borrowings	(256,385,010)	(217,921,771)
Payment of credit linked notes	—	(10,605)
Payments on notes payable	(15,000)	—
Repurchase of common stock	(3,002)	—
Dividends	(45,956)	(44,562)
Net cash provided by financing activities	1,086,244	273,131
Net Change in Cash and Cash Equivalents	107,642	121,426
Cash and Cash Equivalents, Beginning of Period	212,202	476,610
Cash and Cash Equivalents, End of Period	$319,844	$598,036
Supplemental Cash Flows Information:
Interest paid	$466,311	$516,161
Income taxes (received) paid, net	(11,816)	47,731
Reduction in commitment payable for limited partnership interest of LLCs	—	2,752
Liabilities accrued for additions in premises and equipment	—	1,714
Liabilities accrued for excise tax on preferred stock repurchase	—	1,215
Change in prepaid assets for preferred stock repurchase	—	125,000

See notes to condensed consolidated financial statements.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Merchants Bancorp, a registered bank holding company (the “Company”) and its wholly owned subsidiaries, Merchants Bank and MIP. Merchants Bank’s primary operating subsidiaries include MCC, MCS, and MCI. All directly and indirectly owned subsidiaries of Merchants Bancorp are collectively referred to as the “Company.”

The accompanying unaudited condensed consolidated balance sheet of the Company as of December 31, 2025, which has been derived from audited financial statements, and unaudited condensed consolidated financial statements of the Company as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025, were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended December 31, 2025 in its Annual Report on Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included to present fairly the financial position as of September 30, 2026, and the results of operations, cash flows and changes in shareholders’ equity for the three and nine months ended September 30, 2026. All interim amounts have not been audited and the results of operations for the three and nine months ended September 30, 2026, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Principles of Consolidation

The unaudited condensed consolidated financial statements as of and for the period ended September 30, 2026 and 2025 include results from the Company, and its wholly owned subsidiaries, Merchants Bank and MIP. Also included are Merchants Bank’s primary operating subsidiaries, MCC, MCS, and MCI, as well as all direct and indirectly owned subsidiaries owned by Merchants Bancorp.

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

The Company holds a variable interest in an investment for which it is the primary beneficiary, and its results have been consolidated in all periods presented. The investment is recorded on the unaudited condensed consolidated balance sheets in other assets and the significant liabilities in borrowings. Additionally, the Company has certain variable interest investments where it was not deemed to be the primary beneficiary of as of September 30, 2026 and December 31, 2025. These VIEs are not consolidated and the equity method or proportional amortization method of accounting has been applied. The Company will analyze whether the primary beneficiary designation has changed through triggering events on a prospective basis. Changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing assessment. See Note 8: Variable Interest Entities (VIEs) for additional information about VIEs.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On September 14, 2026, the Company acquired The Loan Exchange for total consideration of $13.9 million. The acquisition resulted in the recognition of approximately $11.1 million of goodwill. The purchase accounting remains subject to adjustment during the measurement period as additional information regarding facts and circumstances existing as of the acquisition date becomes available. The results of operations of The Loan Exchange have been included in the Company’s consolidated financial statements from the date of acquisition and were not material to the Company’s consolidated results for the three and nine months ended September 30, 2026.

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

Reclassifications

Certain reclassifications have been made in the 2025 footnotes to the unaudited condensed consolidated financial statements to conform to the footnotes to the unaudited condensed consolidated financial statement presentation as of and for the three and nine months ended September 30, 2026. These reclassifications had no effect on the unaudited condensed consolidated financial statements as a whole nor on net income.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

included in certain expense captions presented on the face of our unaudited condensed consolidated statements of income.

The updates in ASU 2024-03 are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. An entity may apply the ASU on a prospective basis to financial statements for annual periods beginning after the effective date. The Company is continuing to evaluate the disclosure requirements within this ASU.

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

Note 2:   Investment Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities available for sale and held to maturity were as follows:

	September 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
Securities available for sale:
Treasury notes	$30,595	$—	$111	$30,484
Federal Agencies	259,999	—	3,155	256,844
Mortgage-backed - Agency (1) - multi-family	3,534	—	6	3,528
Mortgage-backed - Non-Agency - residential - fair value option (2)	340,127	—	—	340,127
Mortgage-backed - Agency - residential - fair value option (2)	156,440	—	—	156,440
Total securities available for sale	$790,695	$—	$3,272	$787,423
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$323,024	$—	$6	$323,018
Mortgage-backed - Non-Agency - residential	979,467	1,479	106	980,840
Mortgage-backed - Non-Agency - healthcare	221,318	—	1	221,317
Mortgage-backed - Agency - multi-family	11,552	—	1,112	10,440
Total securities held to maturity	$1,535,361	$1,479	$1,225	$1,535,615

FHLB and other equity securities (3)	$227,589
(1)	Agency includes government sponsored entities, such as Fannie Mae, Freddie Mac, Ginnie Mae, FHLB and FCB.
(2)	Fair value option securities represent securities which the Company has elected to carry at fair value with changes in the fair value recognized in earnings as they occur.
(3)	The Company reports the carrying value utilizing the measurement alternative election, reflecting any impairments or other adjustments if observable price changes occur for identical or similar investments of the same issuer.

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

Accrued interest on securities available for sale totaled $4.7 million at September 30, 2026 and $3.8 million at December 31, 2025, and is excluded from the estimate of credit losses.

Accrued interest on securities held to maturity totaled $4.9 million at September 30, 2026 and $5.0 million at December 31, 2025, and is excluded from the estimate of credit losses.

The amortized cost and fair value of securities available for sale at September 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2026
	Amortized	Fair
	Cost	Value

	(In thousands)
Securities available for sale:
Within one year	$30,595	$30,484
After one through five years	259,999	256,844
	290,594	287,328
Mortgage-backed - Agency - multi-family	3,534	3,528
Mortgage-backed - Non-Agency residential - fair value option	340,127	340,127
Mortgage-backed - Agency - residential - fair value option	156,440	156,440
	$790,695	$787,423
Securities held to maturity:
Mortgage-backed - Non-Agency - multi-family	$323,024	$323,018
Mortgage-backed - Non-Agency - residential	979,467	980,840
Mortgage-backed - Non-Agency - healthcare	221,318	221,317
Mortgage-backed - Agency - multi-family	11,552	10,440
	$1,535,361	$1,535,615

During the three and nine months ended September 30, 2026 and 2025, no securities available for sale were sold.

The following tables show the Company’s gross unrealized losses and fair value of the Company’s investment securities with unrealized losses, for which an ACL has not been recorded, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2026 and December 31, 2025:

	September 30, 2026
			12 Months or
	Less than 12 Months		Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
Securities available for sale:
Treasury notes	$30,484	$111	$—	$—	$30,484	$111
Federal Agencies	256,844	3,155	—	—	256,844	3,155
Mortgage-backed - Agency - multi-family	3,528	6	—	—	3,528	6
	$290,856	$3,272	$—	$—	$290,856	$3,272

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

Allowance for Credit Losses

There were no credit-related factors underlying unrealized losses on available for sale securities at September 30, 2026 and December 31, 2025, accordingly no allowance for credit losses has been recorded. Furthermore, unrealized losses on the Company’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased.

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

The Company has a held to maturity, non-Agency, mortgage-backed security with an amortized cost and fair value of $323.0 million at September 30, 2026, acquired via a mortgage securitization transaction facilitated by the Company, which has experienced delinquencies in some of the underlying loans. As of September 30, 2026, 35% of the portfolio was delinquent. Additionally, the security is a senior tranche that has credit protection from the first 17.5% of losses. The Company continues to receive timely interest payments on this security, which is current as of September 30, 2026. The Company is not expected to have credit losses based on the loan-to-value of the underlying loans, its credit protection and expected cash flows. However, given the delinquencies on some of the underlying loans, the Company has classified the security as Special Mention as of September 30, 2026. This same security had an amortized cost value of $438.4 million and fair value of $437.5 million and was also classified as Special Mention at December 31, 2025. All other securities held to maturity were classified as Pass as of September 30, 2026 and December 31, 2025. No allowance for credit losses was recorded for this, or any other non-Agency securities, as of September 30, 2026 and December 31, 2025. See Note 4: Loans and Allowance for Credit Losses on Loans for more information on the definitions of risk classifications for both loans and securities.

Note 3:   Mortgage Loans in Process of Securitization

Mortgage loans in process of securitization are recorded at fair value with changes in fair value recorded in earnings. These include multi-family rental real estate loan originations to be sold as Ginnie Mae mortgage-backed securities and Fannie Mae and Freddie Mac participation certificates, all of which are pending settlements with firm investor commitments to purchase the securities, typically occurring within 30 days. The aggregate positive fair value

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

adjustment recorded in mortgage loans in process of securitization was $2.4 million and $5.2 million as of September 30, 2026 and December 31, 2025, respectively.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and reports accrued interest separately from the related loan balance on the unaudited condensed consolidated balance sheets. Accrued interest on loans totaled $50.8 million and $51.4 million at September 30, 2026 and December 31, 2025, respectively.

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest subsequently collected on these loans is applied to the principal balance until the loan can be returned to an accrual status, which is no less than six months from the initial classification as nonaccrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

For all loan portfolio segments, the Company charges off loans, or portions thereof, when available information indicates that all contractual principal is uncollectable. Available information may include, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. All delinquent loans will be charged to the ACL-Loans at 121 days past due for unsecured loans, and when actual loss is determined for secured loans.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Loan Portfolio Summary

Loans receivable at September 30, 2026 and December 31, 2025 include:

	September 30,	December 31,
	2026	2025

	(In thousands)
Mortgage warehouse repurchase agreements(1)	$1,901,659	$1,600,285
Residential real estate(2)	1,044,688	1,018,780
Multi-family financing	6,088,475	5,332,680
Healthcare financing	1,160,189	1,385,359
Commercial and commercial real estate(1)(3)(4)	1,972,519	1,603,551
Agricultural production and real estate	95,392	92,077
Consumer and margin loans	3,831	1,950
Loans Receivable	12,266,753	11,034,682
Less:
ACL-Loans	82,130	83,301

Loans Receivable, net	$12,184,623	$10,951,381

(1)	The warehouse portfolio is exclusively made up of loans to residential and multi-family mortgage bankers that are funding agency-eligible mortgages and commercial loans, which represent all of the Company’s loans to non-depository institutions.
(2)	Includes $0.8 billion of All-in-One© first-lien home equity lines of credit at September 30, 2026 and December 31, 2025.
(3)	Includes $1.2 billion and $0.9 billion of revolving lines of credit collateralized primarily by single-family mortgage servicing rights as of September 30, 2026 and December 31, 2025, respectively.
(4)	Includes only $6.9 million and $19.5 million of non-owner occupied commercial real estate as of September 30, 2026 and December 31, 2025, respectively.

Risk characteristics applicable to each segment of the loan portfolio are described as follows.

Mortgage Warehouse Repurchase Agreements (MTG WHRA): Under its warehouse program, the Company provides warehouse financing arrangements to approved mortgage companies for their origination and sale of residential mortgage and multi-family loans. Loans secured by mortgages on existing one-to-four family dwellings or one-to-four family residential properties under construction, may be originated or purchased and placed through each mortgage warehouse facility.

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

Residential Real Estate Loans (RES RE): Real estate loans are secured by owner-occupied one-to-four family residences. Repayment of residential real estate loans is primarily dependent on the personal income and assets of the borrowers. Credit risk for these loans is driven by those factors, as well as the credit rating of the borrowers and property values. In addition to loans originated for sale, and some loans receivable, included in this segment are All-in-One© first-lien HELOC products that link a borrower’s mortgage and deposit account into a single facility and have typically carried a base interest rate of One-Year CMT, plus a margin. Originations since March 2025 are tied to 30-day SOFR, plus a margin.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Multi-Family Financing (MF FIN): The Company specializes in originating multi-family financing that can be Market Rate or Affordable. The portfolio includes loans for construction, acquisition, refinance, or permanent financing. Loans are typically secured by real estate mortgages, assignment of LIHTCs, and/or equity interest in the underlying properties. All loans are assessed and reviewed at a minimum based on borrower strength/experience, historical property performance, market trends, projected financial performance with regards to intended strategy, and source of repayment. Independent third-party reports are used to ensure legal conformity and support valuations of the assets. Exit strategies and sources of repayment are provided through the secondary market via governmental programs, strategic refinances, LIHTC equity installments, and cashflow from the properties. Repayment of these loans may include refinancing to a permanent loan or sale of the property, as well as successful operation of a business or property and the borrower’s cash flows. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values, and the local economy in the related market area. Interest rate risk is mitigated by borrower purchased rate caps, interest reserves, liquidity covenants, and forward commitments from GSEs. These loans are well-collateralized and underwritten to agency guidelines. Loans included in this segment typically carry a base rate of 30-day SOFR, that adjusts on a monthly basis, plus a margin. The Company focuses on loan classes that are underwritten to FHA or GSE guidelines or can be sold in the secondary market.

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

Commercial Lending and Commercial Real Estate Loans (CML & CRE): The commercial lending and commercial real estate portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions, as well as loans to commercial customers to finance land and improvements. It also includes lines of credit collateralized by servicing rights that are assessed for fair value quarterly at the Company’s request. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations. SBA loans are included in this category. SBA 7(a) loans are partially guaranteed by the U.S. Small Business Administration, which mitigates the Bank's credit risk exposure. The Company typically sells the guaranteed portion of these loans into the secondary market, generating gain on sale revenue while retaining servicing rights that are recognized as servicing assets.

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

The following tables present, by loan portfolio segment, the activity in the ACL-Loans for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$4,404	$3,706	$48,787	$7,213	$11,156	$475	$62	$75,803
Provision for credit losses	(884)	391	10,272	(46)	679	(380)	(25)	10,007
Loans charged to the allowance	—	(87)	(3,800)	—	—	—	—	(3,887)
Recoveries of loans previously charged-off	—	—	149	—	58	—	—	207
Balance, end of period	$3,520	$4,010	$55,408	$7,167	$11,893	$95	$37	$82,130

	Three Months Ended September 30, 2025
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$4,914	$4,511	$63,471	$6,344	$11,860	$637	$74	$91,811
Provision for credit losses	(479)	220	22,653	6,812	1,836	17	(63)	30,996
Loans charged to the allowance	—	—	(27,630)	—	(1,870)	—	—	(29,500)
Recoveries of loans previously charged-off	—	—	—	—	23	—	—	23
Balance, end of period	$4,435	$4,731	$58,494	$13,156	$11,849	$654	$11	$93,330

The Company recorded a total provision for credit losses of $12.0 million for the three months ended September 30, 2026. The $12.0 million total provision for credit losses consisted of $10.0 million for the ACL-Loans as shown above plus $2.0 million for the ACL-OBCE’s and net of a $6,000 release for the ACL-Guarantees, related to a loan securitization.

The Company recorded a total provision for credit losses of $29.2 million for the three months ended September 30, 2025. The $29.2 million total provision for credit losses consisted of $31.0 million for the ACL-Loans as shown above, net of a $1.8 million release for the ACL-OBCE’s.

	Nine Months Ended September 30, 2026
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$4,269	$4,672	$43,041	$18,595	$11,998	$697	$29	$83,301
Provision for credit losses	(749)	(122)	39,260	(1,612)	432	(602)	8	36,615
Loans charged to the allowance	—	(540)	(29,993)	(12,267)	(598)	—	—	(43,398)
Recoveries of loans previously charged-off	—	—	3,100	2,451	61	—	—	5,612
Balance, end of period	$3,520	$4,010	$55,408	$7,167	$11,893	$95	$37	$82,130

	Nine Months Ended September 30, 2025
	MTG WHRA	RES RE	MF FIN	HC FIN	CML & CRE	AG & AGRE	CON & MAR	TOTAL

	(In thousands)
ACL-Loans
Balance, beginning of period	$3,816	$5,942	$55,126	$8,562	$10,293	$539	$108	$84,386
Provision for credit losses	619	(1,211)	79,701	12,091	3,745	115	(97)	94,963
Loans charged to the allowance	—	—	(76,333)	(7,497)	(2,240)	—	—	(86,070)
Recoveries of loans previously charged-off	—	—	—	—	51	—	—	51
Balance, end of period	$4,435	$4,731	$58,494	$13,156	$11,849	$654	$11	$93,330

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recorded a total provision for credit losses of $36.5 million for the nine months ended September 30, 2026. The $36.5 million total provision for credit losses consisted of $36.6 million for the ACL-Loans as shown above, net of a $109,000 release for the ACL-OBCE’s and net of a $19,000 release for the ACL-Guarantees, related to a loan securitization.

The Company recorded a total provision for credit losses of $90.0 million for the nine months ended September 30, 2025. The $90.0 million total provision for credit losses consisted of $95.0 million for the ACL-Loans as shown above, net of a $4.6 million release for the ACL-OBCE’s and net of a $0.4 million release for the ACL-Guarantees, related to a loan securitization.

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

The table below presents the amortized cost basis and ACL-Loans allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL-Loans Allocation

	(In thousands)
RES RE	$8,344	$—	$—	$8,344	$35
MF FIN	224,136	—	—	224,136	6,696
HC FIN	45,200	—	—	45,200	1,237
CML & CRE	532	—	308	840	22
AG & AGRE	178	—	—	178	—
Total collateral dependent loans	$278,390	$—	$308	$278,698	$7,990

There were no significant changes to the types of collateral securing the Company’s collateral dependent loans compared to December 31, 2025.

	December 31, 2025
	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL-Loans Allocation

	(In thousands)
RES RE	$7,681	$—	$—	$7,681	$39
MF FIN	213,289	—	—	213,289	5,618
HC FIN	72,825	—	—	72,825	12,515
CML & CRE	8,725	—	566	9,291	270
AG & AGRE	181	4	—	185	2
Total collateral dependent loans	$302,701	$4	$566	$303,271	$18,444

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present the credit risk profile of the Company’s loan receivable portfolio based on internal risk rating category and origination year as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	TOTAL

	(In thousands)
MTG WHRA
Pass	$—	$—	$—	$—	$—	$—	$1,901,659	$1,901,659
Total	$—	$—	$—	$—	$—	$—	$1,901,659	$1,901,659
RES RE
Pass	$38,522	$76,487	$30,146	$13,502	$6,206	$22,362	$848,781	$1,036,006
Special Mention	—	—	—	—	—	—	338	338
Substandard	—	—	140	—	—	44	8,160	8,344
Total	$38,522	$76,487	$30,286	$13,502	$6,206	$22,406	$857,279	$1,044,688
Charge-offs	$—	$—	$431	$66	$22	$21	$—	$540
MF FIN
Pass	$1,355,254	$788,401	$392,148	$175,114	$192,920	$21,290	$2,787,363	$5,712,490
Special Mention	57,450	—	32,870	—	19,299	—	42,230	151,849
Substandard	16,099	32,660	8,215	124,961	37,187	—	5,014	224,136
Total	$1,428,803	$821,061	$433,233	$300,075	$249,406	$21,290	$2,834,607	$6,088,475
Charge-offs	$—	$—	$1,669	$1,696	$23,831	$2,797	$—	$29,993
HC FIN
Pass	$405,399	$214,439	$17,662	$—	$—	$—	$459,490	$1,096,990
Special Mention	—	—	—	—	—	—	17,999	17,999
Substandard	—	32,050	—	—	—	8,050	5,100	45,200
Total	$405,399	$246,489	$17,662	$—	$—	$8,050	$482,589	$1,160,189
Charge-offs	$—	$—	$—	$—	$—	$12,267	$—	$12,267
CML & CRE
Pass	$85,136	$58,381	$27,948	$36,778	$38,632	$48,781	$1,672,035	$1,967,691
Special Mention	—	417	766	523	255	1,327	700	3,988
Substandard	—	—	174	111	548	7	—	840
Total	$85,136	$58,798	$28,888	$37,412	$39,435	$50,115	$1,672,735	$1,972,519
Charge-offs	$—	$—	$—	$—	$—	$598	$—	$598
AG & AGRE
Pass	$12,372	$12,336	$12,539	$5,822	$3,481	$16,661	$24,775	$87,986
Special Mention	—	88	1,656	—	122	4,162	1,200	7,228
Substandard	—	—	—	—	178	—	—	178
Total	$12,372	$12,424	$14,195	$5,822	$3,781	$20,823	$25,975	$95,392
CON & MAR
Pass	$114	$75	$40	$10	$—	$—	$3,592	$3,831
Total	$114	$75	$40	$10	$—	$—	$3,592	$3,831

Total Pass	$1,896,797	$1,150,119	$480,483	$231,226	$241,239	$109,094	$7,697,695	$11,806,653
Total Special Mention	$57,450	$505	$35,292	$523	$19,676	$5,489	$62,467	$181,402
Total Substandard	$16,099	$64,710	$8,529	$125,072	$37,913	$8,101	$18,274	$278,698
Total Loans	$1,970,346	$1,215,334	$524,304	$356,821	$298,828	$122,684	$7,778,436	$12,266,753
Total Charge-offs	$—	$—	$2,100	$1,762	$23,853	$15,683	$—	$43,398

Note: Year of origination is originally based on the origination date of a loan and updated when the maturity date is amended due to extension or modification.

All loans held for sale were pass grade as of September 30, 2026 and are not included in the table above. The Company did not have any material revolving loans converted to term loans that were not re-underwritten at September 30, 2026.

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

Note: Year of origination is originally based on the origination date of a loan and updated when the maturity date is amended due to extension or modification.

All loans held for sale were pass grade as of December 31, 2025 and are not included in the table above. The Company did not have any material revolving loans converted to term loans that were not re-underwritten at December 31, 2025.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Delinquent Loans

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)
MTG WHRA	$—	$—	$—	$—	$1,901,659	$1,901,659
RES RE	5,585	4,377	8,204	18,166	1,026,522	1,044,688
MF FIN	21,734	11,313	120,944	153,991	5,934,484	6,088,475
HC FIN	23,709	—	16,392	40,101	1,120,088	1,160,189
CML & CRE	1,430	65	841	2,336	1,970,183	1,972,519
AG & AGRE	—	966	—	966	94,426	95,392
CON & MAR	—	—	—	—	3,831	3,831
	$52,458	$16,721	$146,381	$215,560	$12,051,193	$12,266,753
	—%	—%	1%	2%	98%	100%

There were no loans held for sale past due as of September 30, 2026.

	December 31, 2025
	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)
MTG WHRA	$—	$—	$—	$—	$1,600,285	$1,600,285
RES RE	5,077	2,430	3,479	10,986	1,007,794	1,018,780
MF FIN	—	47,475	111,348	158,823	5,173,857	5,332,680
HC FIN	—	—	26,167	26,167	1,359,192	1,385,359
CML & CRE	7,517	659	2,280	10,456	1,593,095	1,603,551
AG & AGRE	—	125	4	129	91,948	92,077
CON & MAR	—	—	—	—	1,950	1,950
	$12,594	$50,689	$143,278	$206,561	$10,828,121	$11,034,682
	—%	—%	1%	2%	98%	100%

The table above excludes one multi-family loan of $0.3 million, 30-59 days past due, classified as held for sale that was past due as of December 31, 2025.

Nonperforming Loans and Assets

Nonaccrual loans, including modified loans to borrowers experiencing financial difficulty that have not met the six-month minimum performance criterion, are reported as nonperforming loans. For all loan classes, it is the Company’s policy to have any modified loans which are on nonaccrual status prior to being modified, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is doubtful under the terms of the loan agreement. Generally, this is at 90 days or more past due. The amount of interest income recognized on nonaccrual financial assets was $3.3 million and $3.9 million for the three and nine months ended September 30, 2026, respectively, and was inconsequential for the three and nine months ended September 30, 2025.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s nonperforming loans at September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
		Total Loans >		Total Loans >
		90 Days &		90 Days &
	Nonaccrual	Accruing	Nonaccrual	Accruing

	(In thousands)
RES RE	$6,268	$2,709	$7,680	$—
MF FIN	125,259	—	128,241	—
HC FIN	45,201	—	59,574	—
CML & CRE	840	1	2,313	—
AG & AGRE	—	—	4	—
	$177,568	$2,710	$197,812	$—

The Company did not have any loans classified as held for sale on nonaccrual or 90 days past due and accruing as of September 30, 2026 or December 31, 2025.

The Company did not have any nonaccrual loans without an estimated ACL at September 30, 2026 or December 31, 2025.

Fair Value Option

The Company has elected the fair value option for certain loans held for sale and certain loans initially held for sale subsequently transferred to loans receivable. For these loans, interest income is recorded in the condensed consolidated statements of income based on the unpaid principal balance amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans were 90 days or more past due, or on nonaccrual, as of September 30, 2026 or December 31, 2025. The interest income for these loans is included in the interest income on loans on the condensed consolidated statements of income.

The difference between the aggregate fair value and the aggregate unpaid principal balances of loans for which the fair value option has been elected was as follows:

	Aggregate Fair Value	Difference	Unpaid Principal Balance

	(In thousands)
September 30, 2026
Loans held for sale	$169,774	$(1,714)	$171,488
Loans receivable	41,548	(7,343)	48,891
December 31, 2025
Loans held for sale	$76,980	$917	$76,063
Loans receivable	47,318	(2,044)	49,362

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Changes in the fair value are recorded as gains and losses and are reflected on the condensed consolidated income statement in gain on sale of loans for loans held for sale and other noninterest income for loans receivable held at fair value.

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value:

Total Changes in Fair Values Included in Current Period Earnings
(In thousands)
Three Months Ended September 30, 2026
Loans held for sale	$(2,367)
Loans receivable	(4,323)
Three Months Ended September 30, 2025
Loans held for sale	$573
Nine Months Ended September 30, 2026
Loans held for sale	$(2,631)
Loans receivable	(5,299)
Nine Months Ended September 30, 2025
Loans held for sale	$3,272

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

The following tables present the amortized cost basis of loans at September 30, 2026 and 2025 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2026 and 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Combination - Term Extension and Payment Delay	Total Class of Loans Receivable	% of Total Class of Loans Receivable	Combination - Term Extension and Payment Delay	Total Class of Financing Receivable	% of Total Class of Financing Receivable

	(In thousands)			(In thousands)

MF FIN	$114,693	$114,693	2%	$129,455	$129,455	2%
HC FIN	12,058	12,058	1%	21,059	21,059	2%
CML & CRE	18,273	18,273	1%	18,273	18,273	1%
Total	$145,024	$145,024	1%	$168,787	$168,787	1%

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Term Extension	Combination - Term Extension and Payment Delay	Total Class of Loans Receivable	% of Total Class of Loans Receivable	Term Extension	Combination - Term Extension and Payment Delay	Total Class of Financing Receivable	% of Total Class of Financing Receivable

		(In thousands)			(In thousands)
MF FIN	$33,453	$7,698	$41,151	1%	$58,695	$40,235	$98,930	2%
HC FIN	37,305	9,057	46,362	3%	37,305	9,057	46,362	3%
CML & CRE	595	—	595	—%	595	178	773	—
Total	$71,353	$16,755	$88,108	1%	$96,595	$49,470	$146,065	1%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty. Loans with risk classifications of Pass and Special Mention were part of the pooled loan ACL analysis. Loans classified as Substandard or worse were individually evaluated for credit losses and specific reserves were established, if applicable. At September 30, 2026, there was $1.2 million in specific reserves recorded on troubled loan modifications disclosed above. The Company had a commitment to lend $4.6 million and $0 as of September 30, 2026 and 2025, respectively, to the borrowers included in the tables above.

Three Months Ended September 30, 2026
	Term Extension	Combination - Term Extension and Payment Delay
Loan Type	Financial Effect	Financial Effect
MF FIN		Added a weighted average of 5 months.
HC FIN		Added a weighted average of 6 months.
CML & CRE		Added a weighted average of 3 months.

Nine Months Ended September 30, 2026
	Term Extension	Combination - Term Extension and Payment Delay
Loan Type	Financial Effect	Financial Effect
MF FIN		Added a weighted average of 6 months.
HC FIN		Added a weighted average of 9 months.
CML & CRE		Added a weighted average of 3 months.

Three Months Ended September 30, 2025
	Term Extension	Combination - Term Extension and Payment Delay
Loan Type	Financial Effect	Financial Effect
MF FIN	Added a weighted average of 11 months.	Added a weighted average of 4 months.
HC FIN	Added a weighted average of 8 months.	Added a weighted average of 14 months.
CML & CRE	Added a weighted average of 60 months.

Nine Months Ended September 30, 2025
	Term Extension	Combination - Term Extension and Payment Delay
Loan Type	Financial Effect	Financial Effect
MF FIN	Added a weighted average 10 months.	Added a weighted average of 5 months.
HC FIN	Added a weighted average 8 months.	Added a weighted average of 14 months.
CML & CRE	Added a weighted average 60 months.	Term extension added a weighted average of 61 months and payment delay added a weighted average of 12 months.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company closely monitors the performance of loans that were modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans as of September 30, 2026 and 2025 for loans modified within the twelve months preceding the respective reporting date.

	September 30, 2026
		30 - 89 Days	90+ Days	Total
	Current	Past Due	Past Due	Loans

	(In thousands)
MF FIN	$122,030	$—	$18,798	$140,828
HC FIN	21,058	23,709	—	44,767
CML & CRE	18,452	—	—	18,452
Total	$161,540	$23,709	$18,798	$204,047

	September 30, 2025
		30 - 89 Days	90+ Days	Total
	Current	Past Due	Past Due	Loans

	(In thousands)
MF FIN	$98,930	$—	$—	$98,930
HC FIN	46,362	—	—	46,362
CML & CRE	773	—	—	773
Total	$146,065	$—	$—	$146,065

During the nine months ended September 30, 2026 two healthcare and one multi-family loans totaling $44.1 million defaulted after receiving payment delay and/or term extension modifications, within the previous twelve months, related to the borrowers’ financial difficulty. During the nine months ended September 30, 2025, there were no payment defaults on loans to borrowers whose loans were modified due to financial difficulties within the previous twelve months.

Foreclosures

There were $8.5 million and $3.5 million of residential loans in process of foreclosure as of September 30, 2026 and December 31, 2025, respectively.

Loans Purchased

The Company purchased $78.0 million and $50.1 million of loans during the nine months ended September 30, 2026 and 2025, respectively.

Standby Letters of Credit

The Company issues instruments, in the normal course of business with customers, that are considered financial guarantees. Standby letters of credit guarantees are issued in connection with agreements made by customers to counterparties. Standby letters of credit are contingent upon failure of the customer to perform the terms of the underlying contract. Although credit risk associated with the standby letters of credit is essentially the same as that associated with extending loans to customers and is subject to normal credit policies, the Company has never had to fund a standby letter of credit. The terms of these standby letters of credit range from less than one to nine years. These commitments are not recorded in the unaudited condensed consolidated financial statements. The total for these guarantees at September 30, 2026 and December 31, 2025 was $204.5 million and $186.5 million, respectively.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental Cash Flow Information

Supplemental cash flow information related to loans is presented in the table below.

	Nine Months Ended September 30,
	2026	2025

	(In thousands)
Cash Flow Statement
Supplemental cash flow information:
Investments received in securitization of loans sold	$—	$3,583
Transfer of loans to other real estate owned	25,067	—
Deposits received upon loan origination	—	189,206
Transfer of loans from loans held for sale to loans receivable	35,919	18,429
Transfer of loans from loans receivable to loans held for sale	71,862	386,604

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

		September 30, 2026		December 31, 2025

		(In thousands)
Investment	Accounting Method	Investment	Unfunded Commitments	Investment	Unfunded Commitments
LIHTC	Proportional amortization	$233,943	$106,659	$218,110	$118,043
LIHTC (1)	Proportional amortization	54,906	—	49,725	—
LIHTC subtotal		$288,849	$106,659	$267,835	$118,043
New Market Fund	Consolidated VIE	10,916	—	10,903	—
Total		$299,765	$106,659	$278,738	$118,043
(1)	LIHTC projects held for future syndication.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the amortization expense and tax credits recognized for the Company’s low-income housing investments for the three and nine months ended September 30, 2026 and 2025. The amounts in the table below are included in the condensed consolidated statements of income as part of provision for tax expense.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Amortization expense	$8,175	$4,420	$21,147	$11,979
Recognized tax credits	$9,183	$4,860	$23,499	$13,229

Acquisition Fee Revenue Recognition and Other LIHTC Receivables

The Company serves as a general partner for several syndicated LIHTC funds in which a common investor holds an 85.00-99.99% limited partner interest. Under the applicable agreements, the Company, as general partner, forms the funds, identifies and acquires qualifying investments, manages the funds, and facilitates the delivery of tax credits to the limited partner. These activities are inputs to a single integrated performance obligation that is satisfied over time. The Company measures progress based on the applicable contractual pricing-model calculation and true-up, which reflects expected tax-credit delivery and vesting, the limited partner’s target yield, and contribution timing. Acquisition fees are included in the transaction price only to the extent it is probable that a significant revenue reversal will not occur when the related uncertainty is resolved.

During the three months ended September 30, 2026, the Company and the limited partner completed the final pricing-model calculation and true-up for one of these LIHTC funds. The Company recognized $3.0 million of revenue for the three and nine months ended September 30, 2026.

Upon completion of the true-up, the Company’s right to the $3.0 million of previously constrained acquisition fee was unconditional, with only the passage of time required before payment. Accordingly, the Company recorded a corresponding receivable in other assets on the unaudited consolidated condensed balance sheet.

The Company may be entitled to future fees of up to approximately $31.7 million of additional acquisition fees under its other LIHTC fund arrangements with the same limited partner. As of September 30, 2026, these fees remained subject to contractual pricing-model calculation and true-up provisions involving expected tax-credit delivery and vesting, the limited partner’s target yield, and contribution timing. Depending on the fund arrangement, these uncertainties may extend through 2029. The related variable consideration remained fully constrained and was excluded from the transaction price because it was not probable that a significant revenue reversal would not occur when the uncertainties were resolved. Accordingly, the Company had not recognized revenue or recorded a contract asset or receivable for these fees as of September 30, 2026. The Company reassesses the constraint at each reporting date.

The Company also advanced these LIHTC funds $101.7 million and $102.7 million as of September 30, 2026 and December 31, 2025, respectively, to fund the acquisition of LIHTC investment projects. These advances represent long-term funding provided to the funds, and repayment is expected to be funded through future capital contributions from the limited partner. These advances do not arise from contracts with customers and, accordingly, are outside the scope of ASC 606. They are included in other assets on the unaudited condensed consolidated balance sheets and are periodically assessed for recoverability.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental Cash Flow Information

The following table presents non-cash and supplemental information related to the Company’s qualified affordable housing investments.

	Nine Months Ended September 30,
	2026	2025

	(In thousands)
Cash Flow Statement
Supplemental cash flow information:
Loans provided for sale of LIHTCs	$153	$—
Qualified affordable housing investments obtained in exchange for funding commitments	17,607	42,516
Deposits received upon reduction of funding commitments	28,990	23,040
Deposits received upon purchase of LIHTCs	11,401	—
Beneficial interests received in exchange for LIHTCs sold	7,836	12,969

Note 6: Leases

The Company has operating leases for various locations with terms ranging from one to ten years. Some operating leases include options to extend. The extensions were included in the ROU asset if the likelihood of extension was reasonably certain. The Company elected not to separate non-lease components from lease components for its operating leases.

Supplemental balance sheet information related to leases is presented in the table below as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

	(In thousands)
Balance Sheet
Operating lease ROU asset (in other assets)	$13,211	$6,006
Operating lease liability (in other liabilities)	14,888	7,264

Weighted average remaining lease term (years)	5.8	3.7
Weighted average discount rate	4.00%	3.44%

The table below presents the components of lease expenses for the three and nine months ended September 30, 2026 and 2025. Operating lease expenses are included in occupancy and equipment expense on the unaudited condensed consolidated statements of income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Statement of Income
Components of lease expense:
Operating lease cost	$890	$811	$2,448	$2,243

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental cash flow information related to leases is presented in the tables below.

September 30, 2026
(In thousands)
Maturities of operating lease liabilities:
One year or less	$3,268
Year two	3,010
Year three	2,902
Year four	2,305
Year five	2,003
Thereafter	3,339
Total future minimum lease payments	16,827
Less: imputed interest	1,939
Total	$14,888

	Nine Months Ended
	September 30,
	2026	2025

	(In thousands)
Cash Flow Statement
Supplemental cash flow information:
Operating cash outflows for operating leases	$1,523	$1,729
ROU assets obtained in exchange for new operating lease liabilities	8,916	—

Note 7: Other Assets and Receivables

The following items are included in other assets and receivables on the unaudited condensed consolidated balance sheets.

Qualified Affordable Housing

Information regarding qualified affordable housing investments is disclosed elsewhere in Note 5: Qualified Affordable Housing and Other Tax Credits.

Income Tax Receivable

The Company had federal and state income tax receivables of $173.2 million and $181.5 million as of September 30, 2026 and December 31, 2025, respectively. These receivables were primarily related to the acquisition of $23.1 million and $151.3 million of transferable tax credits by the Company in 2026 and 2025, respectively, and represent the amounts due from the Internal Revenue Service claimed on federal income tax returns for which refunds had not been received as of the respective balance sheet dates. The Company evaluates the collectability of the federal income tax receivable at each reporting date. Based on management’s assessment, including consideration of amounts, and applicable statutory refund provisions, the Company believes the receivable is collectible. The balance will be reduced upon receipt of the related cash refunds.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Joint Ventures

The Company has investments in various joint ventures totaling $46.2 million and $47.0 million at September 30, 2026 and December 31, 2025, respectively. These investments are primarily made up of investments in debt funds totaling $30.4 million and $32.0 million at September 30, 2026 and December 31, 2025, respectively. The Company was not a primary beneficiary in any of these joint venture investments. Results from the entities are not required to be consolidated and are accounted for under the equity method of accounting. The Company is obligated to make additional investments over the next several years. There was an obligation of $8.4 million as of September 30, 2026 and December 31, 2025. See Note 8: Variable Interest Entities (VIEs) for additional information about VIE’s.

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

As of September 30, 2026 and December 31, 2025, there were no CDS recovery assets established. The total loan pool balance was $1.2 billion and $2.0 billion as of September 30, 2026 and December 31, 2025, respectively.

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

At September 30, 2026 the Company determined it was not the primary beneficiary for most of its VIEs, largely because it does not have the power to direct the activities that most significantly impact the economic performance of the entity or the obligation to absorb losses or the rights to receive benefits that in either case could potentially be significant to the VIE. Evaluation and assessment of VIEs for consolidation is performed on an ongoing basis by management. Any changes in facts and circumstances occurring since the previous primary beneficiary determination will be considered as part of this ongoing reassessment.

The table below reflects the investments in the VIEs, as well as the maximum exposure to loss in connection with unconsolidated VIEs and liabilities for binding, unfunded commitments at September 30, 2026 and December 31, 2025. The Company’s maximum exposure to loss associated with its unconsolidated VIEs consists of the capital invested plus any unfunded equity commitments. These investments and unfunded liabilities for VIEs are recorded in other assets and other liabilities, respectively, on the unaudited condensed consolidated balance sheets. Also included in the maximum loss exposure are loans to VIEs that are included in loans receivable. Although the REMIC trusts are not recognized on the balance sheet, the maximum exposure to loss is the carrying value of the securities acquired as part of the securitization transactions, as well as a loan to a third party of the REMIC trust. For more information about the mortgage-backed securitizations or LIHTC investments see Note 2: Securities and Note 5: Qualified Affordable Housing and Other Tax Credits.

	Investments	Loans	Securities	Maximum	Liabilities
Assets	in VIEs	to VIEs	for VIEs	Exposure to Loss	for VIEs

	(In thousands)
September 30, 2026
LIHTC investments	$227,724	$269,219	$—	$496,943	$54,643
Debt funds	30,350	231,127	—	261,477	—
Mortgage-backed securitizations (1)	—	15,789	1,523,809	1,539,598	—
Total Unconsolidated VIEs	$258,074	$516,135	$1,523,809	$2,298,018	$54,643
December 31, 2025
LIHTC investments	$239,698	$284,391	$—	$524,089	$88,708
Debt funds	32,038	82,955	—	114,993	—
Mortgage-backed securitizations (1)	—	24,750	1,531,975	1,556,725	—
Total Unconsolidated VIEs	$271,736	$392,096	$1,531,975	$2,195,807	$88,708
(1)	Amounts include involvement with securitization SPEs where the Company transferred to and/or service loans for an SPE and hold securities issued by that SPE. Values disclosed in the table above represent the Company’s maximum exposure to loss for those securities’ holdings.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9: Deposits

Deposits were comprised of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

	(In thousands)
Noninterest-bearing deposits
Core demand deposits	$531,108	$604,081

Interest-bearing deposits
Demand deposits:
Core demand deposits	9,329,208	6,207,814
Brokered demand deposits	350,321	600,000
Total interest-earning demand deposits	9,679,529	6,807,814
Money market/savings deposits:
Core money market/savings deposits	3,993,613	3,566,523
Brokered money market/savings deposits	381	201,010
Total money market/savings deposits	3,993,994	3,767,533
Certificates of deposit:
Core certificates of deposit	464,364	905,448
Brokered certificates of deposit	372,800	956,316
Total certificates of deposit	837,164	1,861,764
Total interest-bearing deposits	14,510,687	12,437,111
Total deposits	$15,041,795	$13,041,192

Total core deposits	$14,318,293	$11,283,866
Total brokered deposits	$723,502	$1,757,326
Total deposits	$15,041,795	$13,041,192

Maturities for certificates of deposit are as follows:

September 30, 2026
(In thousands)
Due within one year	$810,692
Due in one year to two years	20,352
Due in two years to three years	6,120
Due in three years to four years	—
Due in four years to five years	—
Due in five years to six years	—
$837,164

Certificates of deposit of $250,000 or more totaled $270.6 million and $497.5 million at September 30, 2026 and December 31, 2025, respectively.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10: Borrowings

Borrowings were comprised of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

	(In thousands)
Subordinated debt	$56,800	$71,800
FHLB advances	2,952,847	3,762,858
Other borrowings	7,934	7,934
Total borrowings	$3,017,581	$3,842,592

FHLB

On September 30, 2026, the Company entered into a new variable-rate debt agreement with the FHLB for an advance that has put and call options attached to it. The balance of the advance was $2.0 billion as of September 30, 2026, and matures on December 29, 2026. The variable interest rate is based on the Federal Funds effective rate, plus 15 basis points, which was 4.03% on September 30, 2026. The FHLB has a put option to cancel the agreement 60 days after the initial execution date and the Company has a call option to cancel the agreement at any time, with one day’s notice.

On September 30, 2026, the Company entered into a new variable-rate debt agreement with the FHLB for an advance that has put and call options attached to it. The balance of the advance was $1.0 billion as of September 30, 2026, and matures on December 29, 2026. The variable interest rate is based on the Federal Funds effective rate, plus 15 basis points, which was 4.03% on September 30, 2026. The FHLB has a put option to cancel the agreement 60 days after the initial execution date and the Company has a call option to cancel the agreement at any time, with one day’s notice.

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

Interest rate swaps are used by the Company to manage exposure to changes in interest rates associated with certain fixed-rate assets and liabilities, including loans and funding instruments. Because these derivative instruments are not designated as accounting hedges, changes in their fair value are recognized in earnings and included in other noninterest income. Net periodic settlements, representing the difference between fixed-rate and floating-rate cash flows under the swap agreements, are included in interest income for loan-related swaps and in interest expense for funding-related swaps.

The Company entered into a contract containing put options and interest rate floors on securities it acquired from a warehouse customer. These provide protection and offset losses in value of certain securities accounted for under the fair value option. The gain (loss) on the put options is substantially equal and offsetting to the fair value adjustment of securities available for sale, resulting in an inconsequential net gain or loss in other noninterest income. This helps mitigate interest rate risk and minimizes impacts of market fluctuations on the securities available for sale that the

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Company elected to account for under the fair value option with changes in fair value reflected in earnings. The Company also entered into interest rate floor contracts with two warehouse loan customers to minimize interest rate risk. All changes in the fair value of these options and floors have been included in other noninterest income.

Credit Risk Management

Since 2024, the Company has executed contracts as the buyer of credit protection through the credit default swap market. These contracts were purchased to manage credit risk associated with specific multi-family and healthcare mortgage loans. Under the terms of the contracts, the Company will be compensated for certain credit-related losses on a pool of covered loans. As of September 30, 2026, the protection sellers have posted aggregate collateral of $142.7 million related to their obligations under the contracts. The collateral is not included on the Company’s unaudited condensed consolidated balance sheets.

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

The following table presents the notional amount and fair value of interest rate locks, forward contracts, interest rate swaps, put options, interest rate floors, and credit default swaps utilized by the Company at September 30, 2026 and December 31, 2025. These tables exclude the fair value adjustment on loans commonly hedged with these derivatives.

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)
September 30, 2026
Interest rate lock commitments	$133,322	Other assets/liabilities	$20	$3,001
Forward contracts	218,015	Other assets/liabilities	1,703	—
Interest rate swaps	148,989	Other assets	4,467	—
Put options	557,589	Other assets	61,021	—
Interest rate floors	909,280	Other assets	33,220	—
Credit default swaps	135,972	Other assets	2,743	236
			$103,174	$3,237

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)
December 31, 2025
Interest rate lock commitments	$142,540	Other assets/liabilities	$227	$107
Forward contracts	146,452	Other assets/liabilities	2	467
Interest rate swaps	49,480	Other assets	2,354	—
Put options	608,885	Other assets	37,570	—
Interest rate floors	1,089,679	Other assets	9,540	—
Credit default swaps	123,222		—	—
			$49,693	$574

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the periodic changes in the fair value of the above derivative financial instruments on the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Derivative (loss) gain included in gain on sale of loans:
Interest rate lock commitments	$(3,256)	$(306)	$(3,101)	$102
Forward contracts (includes pair-off settlements)	6,092	(243)	6,252	(761)
Interest rate swaps	—	(22)	—	(1,302)
Net gain (loss)	$2,836	$(571)	$3,151	$(1,961)

Derivative gain (loss) included in other noninterest income:
Put options (1)	$12,787	$(6,565)	$23,451	$(5,288)
Interest rate floors	19,073	(770)	23,680	1,305
Interest rate swaps	1,465	—	2,374	—
Net gain (loss)	$33,325	$(7,335)	$49,505	$(3,983)

Derivative gain included in credit risk transfer premium expense:
Credit default swaps	$358	$—	$2,507	$—
Net gain	$358	$—	$2,507	$—

___________________________

(1)

The put options gain (loss) reflects a fair value adjustment to the derivative that is substantially equal and offset by a fair value adjustment to its related securities available for sale for which the Company elected to account for under the fair value option with changes in fair value reflected in earnings. The combination of these adjustments is designed to result in an inconsequential net gain or loss in other noninterest income.

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

The fair values of IRRM derivative assets and liabilities related to back-to-back derivatives on behalf of customers with back-to-back interest rate swap, cap or floor arrangements were recorded on the unaudited condensed consolidated balance sheets as follows:

	Notional		Fair Value
	Amount	Balance Sheet Location	Asset	Liability

	(In thousands)
September 30, 2026	$1,346,624	Other assets/liabilities	$15,162	$15,162
December 31, 2025	$1,178,034	Other assets/liabilities	$7,289	$7,289

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The gross gains and losses on these derivative assets and liabilities were recorded in other noninterest income on the unaudited condensed consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Gross IRRM derivative gains	$14,987	$577	$22,451	$9,129
Gross IRRM derivative losses	(14,987)	(577)	(22,451)	(9,129)
Net IRRM derivative gains (losses)	$—	$—	$—	$—

The Company pledged zero and $10.0 million in collateral to secure its obligations under IRRM contracts at September 30, 2026 and December 31, 2025, respectively.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized on the accompanying unaudited condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2026 and December 31, 2025:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2026
Mortgage loans in process of securitization	$447,905	$—	$447,905	$—
Securities available for sale:
Treasury notes	30,484	30,484	—	—
Federal Agencies	256,844	—	256,844	—
Mortgage-backed - Agency	3,528	—	3,528	—
Mortgage-backed - Non-Agency residential - fair value option	340,127	—	340,127	—
Mortgage-backed - Agency - fair value option	156,440	—	156,440	—
Loans held for sale	169,774	—	169,774	—
Loans receivable	41,548	—	41,548	—
Servicing rights	267,613	—	—	267,613
Derivative assets:
Interest rate lock commitments	20	—	—	20
Forward contracts	1,703	—	1,703	—
Interest rate swaps	4,467	—	4,467	—
Interest rate swaps, caps, and floors (back-to-back)	15,162	—	15,162	—
Put options	61,021	—	16,171	44,850
Interest rate floors	33,220	—	—	33,220
Credit default swaps	2,743	—	—	2,743
Derivative liabilities:
Interest rate lock commitments	3,001	—	—	3,001
Credit default swaps	236	—	—	236
Interest rate swaps, caps, and floors (back-to-back)	15,162	—	15,162	—

December 31, 2025
Mortgage loans in process of securitization	$620,094	$—	$620,094	$—
Securities available for sale:
Treasury notes	30,680	30,680	—	—
Federal Agencies	259,508	—	259,508	—
Mortgage-backed - Agency	3,556	—	3,556	—
Mortgage-backed - Non-Agency residential - fair value option	385,460	—	385,460	—
Mortgage-backed - Agency - fair value option	185,854	—	185,854	—
Loans held for sale	76,980	—	76,980	—
Loans receivable	47,318	—	47,318	—
Servicing rights	217,296	—	—	217,296
Derivative assets:
Interest rate lock commitments	227	—	—	227
Forward contracts	2	—	2	—
Interest rate swaps	2,354	—	2,354	—
Interest rate swaps, caps, and floors (back-to-back)	7,289	—	7,289	—
Put options	37,570	—	5,640	31,930
Interest rate floors	9,540	—	—	9,540
Derivative liabilities:
Interest rate lock commitments	107	—	—	107
Forward contracts	467	—	467	—
Interest rate swaps, caps, and floors (back-to-back)	7,289	—	7,289	—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized on the accompanying unaudited condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the nine months ended September 30, 2026 and the year ended December 31, 2025. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)		(In thousands)
Servicing rights
Balance, beginning of period	$236,949	$193,037	$217,296	$189,935
Purchased servicing	110	12,858	235	12,928
Originated servicing	5,422	7,588	15,181	16,170
Paydowns	(3,019)	(2,450)	(8,203)	(7,504)
Gain (loss) recognized	28,151	2,123	43,104	1,627
Balance, end of period	$267,613	$213,156	$267,613	$213,156

Derivative assets - put options
Balance, beginning of period	$41,061	$36,210	$31,930	$31,296
Gain (loss) recognized	3,789	(4,093)	12,920	821
Balance, end of period	$44,850	$32,117	$44,850	$32,117

Derivative assets - interest rate floors
Balance, beginning of period	$14,147	$6,118	$9,540	$4,043
Gain (loss) recognized	19,073	(770)	23,680	1,305
Balance, end of period	$33,220	$5,348	$33,220	$5,348

Derivative assets - credit defaults swaps
Balance, beginning of period	$2,149	$—	$—	$—
Gain (loss) recognized	594	—	2,743	—
Balance, end of period	$2,743	$—	$2,743	$—

Derivative liabilities - credit defaults swaps
Balance, beginning of period	$—	$—	$—	$—
Gain (loss) recognized	(236)	—	(236)	—
Balance, end of period	$(236)	$—	$(236)	$—

Derivative assets - interest rate lock commitments
Balance, beginning of period	$505	$270	$227	$30
Gain (loss) recognized	(485)	(38)	(207)	202
Balance, end of period	$20	$232	$20	$232

Derivative liabilities - interest rate lock commitments
Balance, beginning of period	$(230)	$(8)	$(107)	$(176)
Gain (loss) recognized	(2,771)	(268)	(2,894)	(100)
Balance, end of period	$(3,001)	$(276)	$(3,001)	$(276)

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2026 and December 31, 2025.

	Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2026
Collateral dependent loans	$100,220	$—	$—	$100,220
Other real estate owned	27,950	—	—	27,950

December 31, 2025
Collateral dependent loans	$143,771	$—	$—	$143,771
Other real estate owned	60,145	—	—	60,145

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

		Valuation			Weighted
	Fair Value	Technique	Unobservable Inputs	Range	Average Rate

	(In thousands)
At September 30, 2026:
Collateral dependent loans	$100,220	Market comparable properties	Marketability discount and costs to sell	5% - 67%	32%
Other real estate owned	27,950	Market comparable properties	Marketability discount and costs to sell	5% - 34%	18%
Servicing rights - Multi-family	203,214	Discounted cash flow	Discount rate	8% - 15%	9%
			Constant prepayment rate	0% - 100%	7%
			Earnings rate on escrows	4%	4%
Servicing rights - Single-family	41,995	Discounted cash flow	Discount rate	9% - 12%	9%
			Constant prepayment rate	3% - 100%	6%
Servicing rights - Healthcare	16,781	Discounted cash flow	Discount rate	10% - 13%	11%
			Constant prepayment rate	1% - 100%	5%
			Earnings rate on escrows	4%	4%
Servicing rights - SBA	5,623	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	9% - 27%	13%
Derivative assets:
Interest rate lock commitments	20	Discounted cash flow	Loan closing rates	25% - 100%	90%
Put options	44,850	Intrinsic value	Market credit spread	5%	5%
Interest rate floors	33,220	Discounted cash flow	Discount rate	6% - 9%	8%
Credit default swaps	2,743	Discounted cash flow	Corporate default rate	1% - 7%	5%
			Market credit spread	11% - 17%	14%
Derivative liabilities:
Interest rate lock commitments	3,001	Discounted cash flow	Loan closing rates	25% - 100%	90%
Credit default swaps	236	Discounted cash flow	Corporate default rate	1% - 2%	2%
			Market credit spread	11%	11%

At December 31, 2025:
Collateral dependent loans	$143,771	Market comparable properties	Marketability discount and costs to sell	12% - 70%	31%
Other real estate owned	60,145	Market comparable properties	Marketability discount and costs to sell	6% - 9%	9%
Servicing rights - Multi-family	164,224	Discounted cash flow	Discount rate	8% - 15%	9%
			Constant prepayment rate	0% - 100%	8%
			Earnings rate on escrows	3%	3%
Servicing rights - Single-family	33,151	Discounted cash flow	Discount rate	9% - 12%	9%
			Constant prepayment rate	3% - 53%	9%
Servicing rights - Healthcare	15,105	Discounted cash flow	Discount rate	8% - 13%	11%
			Constant prepayment rate	1% - 100%	7%
			Earnings rate on escrows	3%	3%
Servicing rights - SBA	4,816	Discounted cash flow	Discount rate	16%	16%
			Constant prepayment rate	10% - 31%	16%
Derivative assets:
Interest rate lock commitments	227	Discounted cash flow	Loan closing rates	45% - 99%	99%
Put options	31,930	Intrinsic value	Market credit spread	4%	4%
Interest rate floors	9,540	Discounted cash flow	Discount rate	5% - 7%	6%
Derivative liabilities - interest rate lock commitments	107	Discounted cash flow	Loan closing rates	45% - 99%	99%

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2026 and December 31, 2025.

		Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
	Value	Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
September 30, 2026
Financial assets:
Cash and cash equivalents	$319,844	$319,844	$319,844	$—	$—
Securities purchased under agreements to resell	1,489	1,489	—	1,489	—
Securities held to maturity	1,535,361	1,535,615	—	849,076	686,539
FHLB stock and other equity securities	227,589	227,589	—	196,391	31,198
Loans held for sale	3,874,140	3,874,140	—	3,874,140	—
Loans receivable, net	12,143,075	12,172,445	—	—	12,172,445
Interest receivable	81,042	81,042	—	81,042	—
Financial liabilities:
Deposits	15,041,795	15,040,075	14,204,631	835,444	—
Subordinated debt	56,800	56,800	—	56,800	—
FHLB advances	2,952,847	2,952,593	—	2,952,593	—
Other borrowing	7,934	7,934	—	7,934	—
Interest payable	25,450	25,450	—	25,450	—

December 31, 2025
Financial assets:
Cash and cash equivalents	$212,202	$212,202	$212,202	$—	$—
Securities purchased under agreements to resell	1,520	1,520	—	1,520	—
Securities held to maturity	1,543,659	1,543,554	—	712,490	831,064
FHLB stock and other equity securities	227,589	227,589	—	196,391	31,198
Loans held for sale	3,796,032	3,796,032	—	3,796,032	—
Loans receivable, net	10,904,063	10,950,634	—	—	10,950,634
Interest receivable	81,807	81,807	—	81,807	—
Financial liabilities:
Deposits	13,041,192	13,041,901	11,179,428	1,862,473	—
Subordinated debt	71,800	71,800	—	71,800	—
FHLB advances	3,762,858	3,762,110	—	3,762,110	—
Other borrowing	7,934	7,934	—	7,934	—
Interest payable	25,345	25,345	—	25,345	—

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13:   Common Stock

Repurchase of Common Stock:

The Company did not repurchase any common stock during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company repurchased 73,164 shares for $3.0 million at an average price of $41.03 per share of common stock. The following table presents our repurchase activity on a cash basis.

Nine Months Ended
September 30,
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

Note 15:   Share-Based Payment Plans

Equity-based incentive awards for Company officers are currently issued pursuant to the 2017 Equity Incentive Plan. The Company did not issue any shares during the three months ended September 30, 2026 and 2025, respectively. The Company issued 68,893 and 80,875 shares during the nine months ended September 30, 2026 and 2025, respectively.

The Compensation Committee of the Board of Directors also approved a plan for non-executive directors to receive a portion of their annual retainer fees in the form of shares of common stock. They are to receive a portion of their annual fees, issued quarterly, in the form of restricted common stock equal to $70,000 per member, rounded up to the nearest whole share. Accordingly, there were 2,296 and 3,780 shares issued to non-executive directors during the three months ended September 30, 2026 and 2025, respectively and there were 7,602 and 10,395 shares issued to non-executive directors during the nine months ended September 30, 2026 and 2025, respectively.

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company also established an ESOP to provide shares of stock for all employees who meet certain requirements. There was no contribution to the ESOP during the three months ended September 30, 2026 and 2025. The Company contributed 43,868 shares and 30,802 shares to the ESOP for the nine months ended September 30, 2026 and 2025, respectively. Expenses recognized for the contribution to the ESOP totaled $423,000 and $376,000 for the three months ended September 30, 2026 and 2025, respectively and totaled $1.3 million and $1.1 million for the nine months ended September 30, 2026 and 2025, respectively.

Note 16:   Earnings Per Share

Earnings per share were computed as follows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026			2025
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount

	(In thousands, except share data)
Net income	$105,181			$54,701
Dividends on preferred stock	(10,265)			(10,265)
Net income allocated to common shareholders	$94,916			$44,436
Basic earnings per share		45,939,123	$2.07		45,887,143	$0.97
Effect of dilutive securities-restricted stock awards		93,854			63,073
Diluted earnings per share		46,032,977	$2.06		45,950,216	$0.97

	Nine Months Ended September 30,
	2026			2025
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount

	(In thousands, except share data)
Net income	$251,216			$150,921
Dividends on preferred stock	(30,796)			(30,796)
Impact of preferred stock redemption	—			(5,371)
Net income allocated to common shareholders	$220,420			$114,754
Basic earnings per share		45,935,256	$4.80		45,865,167	$2.50
Effect of dilutive securities-restricted stock awards		76,996			66,351
Diluted earnings per share		46,012,252	$4.79		45,931,518	$2.50

Note 17:   Segment Information

The Company’s three reportable business segments are defined as Multi-family Mortgage Banking, Mortgage Warehousing, and Banking. The reportable business segments are consistent with the internal reporting and evaluation of the principal lines of business of the Company. The Multi-family Mortgage Banking segment originates and services government sponsored mortgages for multi-family and healthcare facilities. It is also a fully integrated syndicator of low-income housing tax credit and debt funds. The Mortgage Warehousing segment funds agency eligible residential loans from the date of origination or purchase until the date of sale in the secondary market, as well as commercial loans to non-depository financial institutions. The Banking segment provides a wide range of financial products and services to consumers and businesses, including retail banking, commercial, jumbo, and agricultural lending, retail and correspondent residential mortgage banking, and SBA lending. The Other segment includes general and administrative expenses that provide services to all segments; internal funds transfer pricing offsets resulting from allocations to/from

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the other segments, certain elimination entries and investments in qualified affordable housing limited partnerships or LLCs and certain debt funds. All operations are domestic.

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

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below present selected business segment financial information for the three and nine months ended September 30, 2026 and 2025.

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Three Months Ended September 30, 2026
Interest income	$1,123	$116,024	$190,182	$3,857	$311,186
Interest expense	20	72,357	95,475	(835)	167,017
Net interest income	1,103	43,667	94,707	4,692	144,169
Provision for credit losses	(6)	(528)	12,537	—	12,003
Net interest income after provision for credit losses	1,109	44,195	82,170	4,692	132,166
Noninterest income	69,088	20,772	(2,223)	(6,865)	80,772
Noninterest expense
Salaries and employee benefits	26,463	2,245	5,380	10,911	44,999
Other noninterest expense	4,639	5,281	18,487	6,114	34,521
Total noninterest expense	31,102	7,526	23,867	17,025	79,520
Income (loss) before income taxes	39,095	57,441	56,080	(19,198)	133,418
Income taxes	8,278	12,891	12,306	(5,238)	28,237
Net income (loss)	$30,817	$44,550	$43,774	$(13,960)	$105,181
Total assets	$579,955	$8,086,866	$11,760,899	$455,779	$20,883,499

Significant non-cash items:
Included in other noninterest income:
Servicing rights fair value adjustments	$23,161	$—	$4,990	$—	$28,151
Floor derivative fair value adjustments	—	19,073	—	—	19,073

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Three Months Ended September 30, 2025
Interest income	$1,122	$109,538	$187,464	$3,655	$301,779
Interest expense	20	73,778	100,742	(819)	173,721
Net interest income	1,102	35,760	86,722	4,474	128,058
Provision for credit losses	(5)	1,343	27,901	—	29,239
Net interest income after provision for credit losses	1,107	34,417	58,821	4,474	98,819
Noninterest income	45,257	523	775	(3,541)	43,014
Noninterest expense
Salaries and employee benefits	26,669	1,715	7,410	8,358	44,152
Other noninterest expense	4,293	5,683	18,015	5,107	33,098
Total noninterest expense	30,962	7,398	25,425	13,465	77,250
Income (loss) before income taxes	15,402	27,542	34,171	(12,532)	64,583
Income taxes	3,326	3,978	4,620	(2,042)	9,882
Net income (loss)	$12,076	$23,564	$29,551	$(10,490)	$54,701
Total assets	$513,039	$6,993,817	$11,522,375	$325,416	$19,354,647

Significant non-cash items:
Included in other noninterest income:
Servicing rights fair value adjustments	$2,517	$—	$(394)	$—	$2,123
Floor derivative fair value adjustments	—	(770)	—	—	(770)

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Nine Months Ended September 30, 2026
Interest income	$3,300	$333,841	$527,408	$11,220	$875,769
Interest expense	60	207,497	261,273	(2,414)	466,416
Net interest income	3,240	126,344	266,135	13,634	409,353
Provision for credit losses	(19)	(380)	36,885	—	36,486
Net interest income after provision for credit losses	3,259	126,724	229,250	13,634	372,867
Noninterest income	151,012	28,861	6,083	(12,905)	173,051
Noninterest expense
Salaries and employee benefits	69,691	6,495	17,509	29,214	122,909
Other noninterest expense	17,795	16,560	53,967	17,179	105,501
Total noninterest expense	87,486	23,055	71,476	46,393	228,410
Income (loss) before income taxes	66,785	132,530	163,857	(45,664)	317,508
Income taxes	14,618	28,733	34,766	(11,825)	66,292
Net income (loss)	$52,167	$103,797	$129,091	$(33,839)	$251,216
Total assets	$579,955	$8,086,866	$11,760,899	$455,779	$20,883,499

Significant non-cash items:
Included in other noninterest income:
Servicing rights fair value adjustments	$35,147	$—	$7,957	$—	$43,104
Floor derivative fair value adjustments	—	23,680	—	—	23,680

Merchants Bancorp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Multi-family
	Mortgage	Mortgage
	Banking	Warehousing	Banking	Other	Total

	(In thousands)
Nine Months Ended September 30, 2025
Interest income	$3,440	$296,425	$582,050	$11,467	$893,382
Interest expense	60	199,266	317,496	(2,413)	514,409
Net interest income	3,380	97,159	264,554	13,880	378,973
Provision for credit losses	(398)	2,702	87,689	—	89,993
Net interest income after provision for credit losses	3,778	94,457	176,865	13,880	288,980
Noninterest income	118,905	6,603	2,991	(11,312)	117,187
Noninterest expense
Salaries and employee benefits	76,323	5,300	19,966	22,548	124,137
Other noninterest expense	12,768	18,514	46,132	14,700	92,114
Total noninterest expense	89,091	23,814	66,098	37,248	216,251
Income (loss) before income taxes	33,592	77,246	113,758	(34,680)	189,916
Income taxes	8,834	15,298	22,526	(7,663)	38,995
Net income (loss)	$24,758	$61,948	$91,232	$(27,017)	$150,921

Significant non-cash items:
Included in other noninterest income:
Servicing rights fair value adjustments	$3,711	$—	$(2,084)	$—	$1,627
Floor derivative fair value adjustments	—	1,305	—	—	1,305

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Merchants Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes that, as of September 30, 2026 and December 31, 2025, the Company and Merchants Bank met all capital adequacy requirements.

As of September 30, 2026 and December 31, 2025, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or Merchants Bank’s category.

The Company’s and Merchants Bank’s actual capital amounts and ratios are presented in the following tables.

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
September 30, 2026
Total capital(1) (to risk-weighted assets)
Company	$2,558,194	13.3%	$2,023,500	10.5%	$—	N/A	%
Merchants Bank	2,474,987	12.9%	2,017,407	10.5%	1,921,340	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	2,465,908	12.8%	1,638,072	8.5%	—	N/A	%
Merchants Bank	2,382,702	12.4%	1,633,139	8.5%	1,537,072	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,914,618	9.9%	1,349,000	7.0%	—	N/A	%
Merchants Bank	2,382,702	12.4%	1,344,938	7.0%	1,248,871	6.5%
Tier I capital(1) (to average assets)
Company	2,465,908	11.5%	1,068,488	5.0%	—	N/A	%
Merchants Bank	2,382,702	11.2%	1,065,537	5.0%	1,065,537	5.0%
(1)	As defined by regulatory agencies.

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

Merchants Bancorp

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at September 30, 2026 and results of operations for the three and nine months ended September 30, 2026 and 2025, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this Form 10-Q.

The words “the Company,” “we,” “our” and “us” refer to Merchants Bancorp and its consolidated subsidiaries, unless we indicate otherwise.

Financial Highlights for the Three Months Ended September 30, 2026

●	Net income of $105.2 million increased $50.5 million, or 92%, compared to the three months ended September 30, 2025.
●	Diluted earnings per share of $2.06 increased 112% compared to the three months ended September 30, 2025.
●	Tangible book value per common share increased 15%, to $41.64, from $36.31 for the three months ended September 30, 2025. See Non-GAAP Financial Measures section at the end of Item 2.
●	Total assets of $20.9 billion increased $1.4 billion, or 7%, from December 31, 2025.
●	Loans receivable, net of allowance for credit losses, totaled $12.2 billion, increasing $1.2 billion, or 11%, from December 31, 2025.
●	Total deposits of $15.0 billion increased $2.0 billion, or 15%, from December 31, 2025. Core deposits of $14.3 billion increased $3.0 billion, or 27%, from December 31, 2025, and represented 95% of total deposits.
●	Available liquidity remained strong at $13.0 billion, or 62% of total assets, supported by $6.3 billion of unused borrowing capacity with the Federal Home Loan Bank and Federal Reserve Discount Window and a diversified mix of highly liquid assets.
●	Capital ratios remained strong, with a total capital ratio of 13.3%, reflecting the Company’s continued emphasis on financial strength and balance sheet resilience.
●	Results benefited from positive fair value adjustments in noninterest income, including $28.2 million from servicing rights and $19.1 million from a floor derivative, reflecting the natural hedge within the Company's diversified business model. As higher rates pressure mortgage production and gain on sale revenue, they generally support servicing and derivative valuations.
●	Efficiency ratio of 35.35% for the three months ended September 30, 2026 decreased compared to 45.16% for the three months ended September 30, 2025, reflecting positive valuation adjustments in noninterest income.
●	Nonperforming loans decreased $17.5 million, or 9%, to $180.3 million compared to December 31, 2025, while criticized loans decreased $48.1 million, or 9%.
●	The provision for credit losses of $12.0 million decreased $17.2 million from the three months ended September 30, 2025, primarily reflecting lower specific reserves. Charge-offs were $3.9 million for the three months ended September 30, 2026, compared with $29.5 million for the three months ended September 30, 2025.

Merchants Bancorp

●	As of September 30, 2026, approximately 97% of loans reprice within three months, which reduces the risk of market rate increases.
●	Net interest margin was 2.83% compared to 2.82% for the three months ended September 30, 2025.
●	The volume of warehouse loans funded during the three months ended September 30, 2026 amounted to $21.4 billion, an increase of $4.0 billion, or 23%, compared to the three months ended September 30, 2025. This compared to the 4% industry-wide decrease in single-family residential loan volumes for the three months ended September 30, 2026 compared to the same period in 2025, according to an estimate of industry volume by the Mortgage Bankers Association.
●	The total volume of loans originated and acquired through our Multi-family business was $1.8 billion, a decrease of $233.2 million, or 12%, compared to $2.0 billion for the three months ended September 30, 2025. It included construction loans coupled with agreements for future permanent loan refinancing, as well as bridge loans housed in our Banking segment, while borrowers awaited conversion to permanent financing. It also included loans originated and acquired for sale in the secondary market.
●	On September 14, 2026, the Company acquired The Loan Exchange for total consideration of $13.9 million, resulting in the recognition of approximately $11.1 million of goodwill. During the initial ramp-up period, the acquired operations are expected to result in elevated operating expenses and may be dilutive to earnings as production increases and integration activities progress. The acquisition is intended to enhance the Company’s single-family mortgage production platform, provide additional opportunities to generate gain on sale revenue and expand its footprint in the jumbo lending market.

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

Merchants Bancorp

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

Financial Condition

As of September 30, 2026, we had approximately $20.9 billion in total assets, $15.0 billion in deposits, and $2.5 billion in total shareholders’ equity. Total assets as of September 30, 2026 included $12.2 billion of loans receivable, net of ACL-Loans, and $4.0 billion of loans held for sale. Assets also included $1.5 billion in securities held to maturity and $787.4 million in securities available for sale, the majority of which were acquired from a warehouse customer. Additionally, we had $447.9 million of mortgage loans in process of securitization that represent pre-sold multi-family rental real estate loan originations in primarily Ginnie Mae, Fannie Mae, and Freddie Mac mortgage-backed securities pending settlements that typically occur within 30 days, as well as other assets of $799.2 million, which primarily related to low-income housing tax credit investments, and $319.8 million of cash and cash equivalents. Servicing rights at September 30, 2026 were $267.6 million based on the fair value of the loan servicing, which primarily includes Ginnie Mae multi-family servicing rights with 10-year call protection at origination.

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

Total Assets. Total assets of $20.9 billion at September 30, 2026 increased $1.4 billion, or 7%, compared to $19.4 billion at December 31, 2025. The increase was due primarily to growth in loans and loans held for sale, specifically in the multi-family portfolio, revolving lines of credit collateralized by mortgage servicing rights that are included in the commercial and commercial real estate portfolio, as well as the warehouse portfolio. Warehouse loans, including loans held for sale and loans receivable, are exclusively made up of loans to residential and multi-family mortgage bankers that are funding agency-eligible mortgages and commercial loans, which represent all of the Company’s loans to non-depository institutions.

Cash and Cash Equivalents. Cash and cash equivalents of $319.8 million at September 30, 2026 increased $107.6 million, or 51%, compared to $212.2 million at December 31, 2025. The increase was primarily to satisfy anticipated loan funding commitments.

Mortgage Loans in Process of Securitization. Mortgage loans in process of securitization of $447.9 million at September 30, 2026 decreased $172.2 million, or 28%, compared to at December 31, 2025. These represent loans that our banking subsidiary, Merchants Bank, has funded and are held in the loan portfolio pending settlement, as primarily Ginnie Mae, Fannie Mae, and Freddie Mac mortgage-backed securities with a firm investor commitment to purchase the securities.

Securities Available for Sale. Securities available for sale of $787.4 million at September 30, 2026 decreased $77.6 million, or 9%, compared to December 31, 2025. The decrease in securities available for sale was primarily due to $338.0 million in calls, maturities, repayments, and other adjustments, partially offset by purchases of $260.4 million during the period.

Included in securities available for sale were $496.6 million and $571.3 million of investments for which a fair value option was elected at September 30, 2026 and December 31, 2025, respectively. Fair value option securities represent securities which the Company has elected to carry at fair value and are separately identified on the unaudited condensed consolidated balance sheets with changes in the fair value recognized in earnings as they occur.

As of September 30, 2026, AOCL of $2.5 million, related to securities available for sale increased $2.5 million from December 31, 2025. The $2.5 million of AOCL as of September 30, 2026 represented 0.10% of total equity and

Merchants Bancorp

0.32% of total securities available for sale, reflecting our interest rate risk policy of maintaining short duration on assets and liabilities.

Securities Held to Maturity. Securities held to maturity of $1.5 billion at September 30, 2026 decreased $8.3 million compared to December 31, 2025. The decrease was due to $409.9 million in repayments, net of accretion, partially offset by $401.6 million in purchases.

Loans Held for Sale. Loans held for sale of $4.0 billion at September 30, 2026 increased $170.9 million, or 4%, compared to $3.9 billion at December 31, 2025. The increase in loans held for sale was due primarily to an increase in single-family warehouse participations, as we experienced higher volume. Loans held for sale are comprised primarily of single-family residential real estate loan participations that meet Fannie Mae, Freddie Mac, or Ginnie Mae eligibility. Loans held for sale also includes single-family, SBA, healthcare, and multi-family loans that are expected to be sold or securitized in the future.

Loans Receivable, Net. Loans receivable, net of ACL-Loans, of $12.2 billion at September 30, 2026 increased $1.2 billion, or 11%, compared to $11.0 billion at December 31, 2025. The increase in net loans was comprised primarily of:

●	an increase of $755.8 million, or 14%, in multi-family financing loans, which totaled $6.1 billion at September 30, 2026, reflecting higher origination volume for construction and other loans generated through multi-family segment that will remain on our balance sheet until they convert to permanent financing or are otherwise paid off typically within two to five years.
●	an increase of $369.0 million, or 23%, in commercial and commercial real estate loans, which totaled $2.0 billion at September 30, 2026, reflecting an increase in revolving lines of credit collateralized by mortgage servicing rights.
●	an increase of $301.4 million, or 19%, in mortgage warehouse repurchase agreements, which totaled $1.9 billion at September 30, 2026, reflecting higher loan volume from increased sales efforts.

As of September 30, 2026, approximately 97% of total loans reprice within three months, which reduces the risk of market rate increases.

The Company is a nationwide lender, especially in our multi-family and healthcare financing portfolios.

The tables below provide loans receivable for multi-family and healthcare portfolios, including the five highest geographic concentrations.

	September 30, 2026
	Multi-family			Healthcare
State	Amount	% of Total	State	Amount	% of Total

	(In thousands)			(In thousands)
Indiana	$1,780,926	29%	Michigan	$234,928	20%
New York	908,886	15	Ohio	140,545	12
Texas	309,347	5	North Carolina	110,510	10
Florida	254,637	4	Pennsylvania	82,359	7
California	254,338	4	Florida	78,400	7
Other states (1)	2,580,341	43	Other states (1)	513,447	44
Total	$6,088,475	100%		$1,160,189	100%
(1)	No state included in the “Other states” group has an individual percentage more than the next highest concentration percentage for the specific portfolio of loans.

Merchants Bancorp

	December 31, 2025
	Multi-family			Healthcare
State	Amount	% of Total	State	Amount	% of Total

	(In thousands)			(In thousands)
Indiana	$1,563,073	29%	Michigan	$343,872	25%
New York	778,137	15	Ohio	205,880	15
Texas	286,403	5	Texas	108,626	8
California	238,116	4	South Carolina	102,500	7
Georgia	189,404	4	Pennsylvania	96,537	7
Other states (1)	2,277,547	43	Other states (1)	527,944	38
Total	$5,332,680	100%		$1,385,359	100%
(1)	No state included in the “Other states” group has an individual percentage more than the next highest concentration percentage for the specific portfolio of loans.

ACL-Loans. The ACL-Loans of $82.1 million at September 30, 2026 decreased $1.2 million, or 1%, compared to $83.3 million at December 31, 2025. The decrease compared to December 31, 2025 was driven by a $9.5 million decrease in specific reserves partially offset by a $8.3 million increase in the pooled loan reserve. For the nine months ended September 30, 2026, $43.4 million of net charge-offs were partially offset by a $5.6 million in provision for credit losses on loans. Additional details are provided in the Asset Quality portion of the Comparison of Financial Condition at September 30, 2026 and December 31, 2025 and in Note 4: Loans and Allowance for Credit Losses on Loans.

Goodwill. Goodwill of $19.1 million at September 30, 2026 increased $11.1 million, or 139%, compared to $8.0 million at December 31, 2025, due to the acquisition of The Loan Exchange in September 2026.

Servicing Rights. Servicing rights of $267.6 million at September 30, 2026 increased $50.3 million, or 23%, compared to $217.3 million at December 31, 2025. During the nine months ended September 30, 2026, a positive fair value adjustment of $43.1 million and originated or purchased servicing of $15.4 million were partially offset by paydowns of $8.2 million. The $43.1 million positive fair value adjustment reflected a positive adjustment of $35.1 million for multi-family and healthcare mortgages and a positive adjustment of $8.0 million for single-family mortgages and SBA loans during the nine months ended September 30, 2026.

Servicing rights are recognized in connection with sales of loans when we retain servicing of the sold loans. The servicing rights are recorded and carried at fair value based on the expected future cash flows. Higher interest rates increased the fair value of servicing rights during the three and nine months ended September 30, 2026, driven primarily by higher earnings on escrow and custodial balances. These earnings are an ongoing source of servicing income and represent a recurring economic benefit of a higher-rate environment. To a lesser degree, the increase also reflected slower expected prepayments on certain loans, which extend the period over which servicing income is earned.

Other Real Estate Owned. Other real estate owned of $91.7 million at September 30, 2026 increased $31.6 million, or 52%, compared to $60.1 million at December 31, 2025.

Other Assets and Receivables. Other assets and receivables of $799.2 million at September 30, 2026 increased $85.9 million, or 12%, compared to December 31, 2025. The increase was primarily due to a $61.6 million increase in derivative assets.

Deposits. Deposits of $15.0 billion at September 30, 2026 increased $2.0 billion, or 15%, compared to $13.0 billion at December 31, 2025. As of September 30, 2026, approximately 85% of the total deposits reprice within three months.

Merchants Bancorp

A summary of deposits as of September 30, 2026 and December 31, 2025 is below.

	September 30, 2026		December 31, 2025		Change	Change
	Amount	%	Amount	%	Amount	%

	(In thousands)
Brokered deposits	$723,502	5%	$1,757,326	13%	$(1,033,824)	(59)%
Core deposits	14,318,293	95	11,283,866	87	3,034,427	27
Total	$15,041,795	100%	$13,041,192	100%	$2,000,603	15%

Core deposits increased by $3.0 billion, or 27%, to $14.3 billion at September 30, 2026 compared to $11.3 billion at December 31, 2025. Core deposits represented 95% of total deposits at September 30, 2026 compared to 87% of total deposits at December 31, 2025.

We have decreased our use of total brokered deposits by $1.0 billion, or 59%, to $723.5 million at September 30, 2026 compared to $1.8 billion at December 31, 2025. Brokered deposits represented 5% of total deposits at September 30, 2026 compared to 13% of total deposits at December 31, 2025. As of September 30, 2026, brokered certificates of deposit had a weighted average remaining duration of 41 days.

Interest-bearing deposits at September 30, 2026 increased $2.1 billion, or 17%, to $14.5 billion compared to $12.4 billion at December 31, 2025, and noninterest-bearing deposits decreased $73.0 million, to $531.1 million at September 30, 2026 compared to $604.1 million at December 31, 2025. The increase in interest-bearing deposits is primarily related to higher custodial and commercial account relationships.

Uninsured deposits totaled approximately $4.7 billion as of September 30, 2026, representing 31% of total deposits. Since 2018, the Company has offered its customers an opportunity to insure balances in excess of $250,000 through our insured cash sweep program that extends FDIC protection up to $100 million. The balance of deposits in this program was $1.5 billion and $1.4 billion as of September 30, 2026 and December 31, 2025, respectively.

Borrowings. Borrowings of $3.0 billion at September 30, 2026 decreased $825.0 million, or 21%, compared to $3.8 billion at December 31, 2025. The lower level of collateralized borrowing was due to decreased borrowings at FHLB as funding shifted to core deposits. The Company primarily utilizes borrowing facilities from the FHLB, the Federal Reserve’s discount window, AFX, and Federal Funds, using the most cost-effective options available. See Note 10: Borrowings for further information.

The Company continues to have significant borrowing capacity based on available collateral. As of September 30, 2026, unused lines of credit totaled $6.3 billion, an increase of 19%, compared to $5.3 billion at December 31, 2025. The Company’s ratio of total collateralized borrowing capacity to total assets was 45% at September 30, 2026 compared to 47% at December 31, 2025.

Deferred and Current Tax Liabilities. Deferred and current tax liabilities of $60.5 million at September 30, 2026 increased $26.6 million, or 78%, compared to $33.9 million at December 31, 2025. The increase is primarily due to growth in servicing assets and other derivative activity.

Other Liabilities. Other Liabilities of $280.4 million at September 30, 2026 increased $29.9 million, or 12%, compared to $250.5 million at December 31, 2025. The increase in other liabilities was primarily in accrued expenses and payables related to an acquisition.

Total Shareholders’ Equity. Total shareholders’ equity was $2.5 billion at September 30, 2026. The $202.5 million, or 9%, increase compared to $2.3 billion at December 31, 2025 resulted primarily from net income of $251.2 million for the nine months ended September 30, 2026. The increase was partially offset by dividends paid on common

Merchants Bancorp

and preferred shares of $46.0 million during the period, as well as repurchases of common stock totaling $2.2 million. See Note 13: Common Stock for more details on the common stock repurchases.

Asset Quality

Mortgage loans are generally underwritten to strict Freddie Mac, Fannie Mae, HUD, or other agency guidelines. We continually strive to strengthen our various levels of credit and risk management.

The ACL-Loans of $82.1 million, as of September 30, 2026 decreased by $1.2 million, or 1%, compared to $83.3 million as of December 31, 2025. The decrease compared to December 31, 2025 was driven by a $9.5 million decrease in specific reserves partially offset by a $8.3 million increase in the pooled loan reserve.

During the three months ended September 30, 2026, the Company recorded charge-offs totaling $3.9 million and had $207,000 of recoveries compared to $29.5 million of charge-offs and $23,000 of recoveries for the three months ended September 30, 2025.

For the nine months ended September 30, 2026, the Company recorded charge-offs totaling $43.4 million and had $5.6 million of recoveries compared to $86.1 million of charge-offs and $51,000 of recoveries for the nine months ended September 30, 2025.

Total nonperforming loans (nonaccrual and greater than 90 days late but still accruing) were $180.3 million, or 1.47%, of total loans receivable, at September 30, 2026, compared to $197.8 million, or 1.79%, at December 31, 2025 and $298.3 million, or 2.81%, at September 30, 2025.

As a percentage of nonperforming loans, the ACL-Loans was 46% at September 30, 2026 compared to 42% at December 31, 2025 and 31% at September 30, 2025. The changes in percentage was primarily due to fluctuations in nonperforming loans.

Overall, criticized loans receivable of $460.1 million decreased $122.1 million, or 21%, compared to $582.2 million at September 30, 2025 and decreased $48.1 million, or 9%, compared to $508.2 million at December 31, 2025. These declines are consistent with the Company’s expectation that migration to criticized status would stabilize and eventually subside, and workout efforts would yield an increase in resolutions. As of September 30, 2026, 6% of the criticized loans were covered by credit default swaps.

As of September 30, 2026, all Substandard loans have been individually evaluated for expected credit losses, resulting in specific reserves of $6.6 million. Based on its current evaluations, the Company believes that the loan portfolio remains well-collateralized overall.

Loans receivable classified as Special Mention, which often serve as an earlier-stage indicator of potential credit deterioration, declined to $181.4 million at September 30, 2026, decreasing $23.5 million, or 11%, compared to $204.9 million at December 31, 2025, and increasing $25.7 million, or 16%, compared to $155.7 million at September 30, 2025. Loans receivable classified as Substandard totaled $278.7 million at September 30, 2026, down $147.8 million, or 35%, from September 30, 2025, and declining $24.6 million, or 8%, compared to December 31, 2025.

Loans receivable greater than 30 days past due were $215.6 million at September 30, 2026, compared to $206.6 million at December 31, 2025, and $324.6 million at September 30, 2025. As of September 30, 2026, 10% of delinquent loans were covered by credit default swaps.

The Company has taken additional steps to reduce credit risk through loan sale and securitization activities since 2019. Since 2023, the Company has also entered into credit protection arrangements through credit default swaps and a credit-linked note to reduce potential loss exposure, with coverage ranging from 13% to 15% of the unpaid principal balance for each arrangement. Although these loans are subject to credit protection, the Company is required to

Merchants Bancorp

maintain an allowance for credit losses on loans held for investment. As of September 30, 2026, the unpaid principal balances of loans protected by credit default swaps was $2.1 billion, compared to $2.8 billion as of December 31, 2025. For additional information see Note 11: Derivative Financial Instruments and the Company’s 2025 Annual Report on Form 10–K.

The percentage of commercial real estate loans as a percentage of total Tier I risk-based capital, including the ACL-Loans, has declined from 324% to 295% from December 31, 2025 to September 30, 2026, respectively.

Comparison of Operating Results for the Three Months Ended September 30, 2026 and 2025

General. Net income of $105.2 million for the three months ended September 30, 2026 increased by $50.5 million, or 92%, compared to $54.7 million for the three months ended September 30, 2025. The increase was driven by a $37.8 million, or 88%, increase in noninterest income, and a $33.3 million, or 34%, increase in net interest income after provision for credit losses. These were partially offset by increases in provision for income taxes of $18.4 million, or 186%, and in noninterest expense of $2.3 million, or 3%.

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

	Three Months Ended September 30,
	2026			2025
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-earning deposits, and other interest or dividends	$1,261,259	$14,724	4.63%	$556,894	$8,063	5.74%
Securities available for sale	811,347	9,377	4.59	923,603	11,880	5.10
Securities held to maturity	1,547,486	20,056	5.14	1,510,857	22,427	5.89
Mortgage loans in process of securitization	385,028	5,240	5.40	395,388	5,308	5.33
Loans and loans held for sale	16,223,620	261,789	6.40	14,654,535	254,101	6.88
Total interest-earning assets	20,228,740	311,186	6.10%	18,041,277	301,779	6.64%
Allowance for credit losses on loans	(75,220)			(105,347)
Noninterest-earning assets	1,236,126			877,235
Total assets	$21,389,646			$18,813,165
Liabilities/Shareholders' Equity:
Interest-bearing checking	$9,374,540	$83,186	3.52%	$7,451,868	$75,415	4.02%
Money market/savings deposits	3,966,775	35,540	3.55	3,806,731	38,547	4.02
Certificates of deposit	1,123,002	10,901	3.85	2,238,401	25,782	4.57
Total interest-bearing deposits	14,464,317	129,627	3.56	13,497,000	139,744	4.11
Borrowings	3,641,885	37,390	4.07	2,476,365	33,977	5.44
Total interest-bearing liabilities	18,106,202	167,017	3.66%	15,973,365	173,721	4.31%
Noninterest-bearing deposits	562,897			392,569
Noninterest-bearing liabilities	272,928			225,554
Total liabilities	18,942,027			16,591,488
Shareholders' equity	2,447,619			2,221,677
Total liabilities and shareholders' equity	$21,389,646			$18,813,165
Net interest income		$144,169			$128,058
Interest rate spread			2.44%			2.33%
Net interest-earning assets	$2,122,538			$2,067,912
Net interest margin			2.83%			2.82%
Average interest-earning assets to average interest-bearing liabilities			111.72%			112.95%

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

Merchants Bancorp

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Three Months Ended September 30, 2026
	compared to September 30, 2025
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(In thousands)
Interest income
Interest-earning deposits, and other interest or dividends	$10,198	$(3,537)	$6,661
Securities available for sale	(1,444)	(1,059)	(2,503)
Securities held to maturity	544	(2,915)	(2,371)
Mortgage loans in process of securitization	(139)	71	(68)
Loans and loans held for sale	27,207	(19,519)	7,688
Total interest income	36,366	(26,959)	9,407
Interest expense
Deposits
Interest-bearing checking	19,458	(11,687)	7,771
Money market/savings deposits	1,621	(4,628)	(3,007)
Certificates of deposit	(12,847)	(2,034)	(14,881)
Total Deposits	8,232	(18,349)	(10,117)
Borrowings	15,992	(12,579)	3,413
Total interest expense	24,224	(30,928)	(6,704)
Net interest income	$12,142	$3,969	$16,111

Net Interest Income. Net interest income of $144.2 million for the three months ended September 30, 2026 increased $16.1 million, or 13%, compared with $128.1 million for the three months ended September 30, 2025. The increase reflected a $9.4 million, or 3%, increase in interest income and a $6.7 million, or 4%, decrease in interest expense.

●	Our net interest margin increased one basis points, to 2.83% for the three months ended September 30, 2026 compared to 2.82% for the three months ended September 30, 2025.
●	The interest rate spread of 2.44% for the three months ended September 30, 2026 increased 11 basis points compared to 2.33% for the three months ended September 30, 2025.

Interest Income. Interest income of $311.2 million for the three months ended September 30, 2026 increased $9.4 million, or 3%, compared with $301.8 million for the three months ended September 30, 2025. The increase primarily reflected higher average balances of loans and loans held for sale and of interest-earning deposits, and other interest or dividends, partially offset by lower average yields.

Interest income of $261.8 million on loans and loans held for sale for the three months ended September 30, 2026 increased $7.7 million, or 3%, compared to $254.1 million for the three months ended September 30, 2025.

●	The average balance of $16.2 billion for the three months ended September 30, 2026 increased $1.6 billion, or 11%, compared to the three months ended September 30, 2025.
●	The average yield decreased 48 basis points, to 6.40% for the three months ended September 30, 2026, compared to 6.88% for the three months ended September 30, 2025.

Merchants Bancorp

Interest income of $14.7 million on interest-earning deposits, and other interest or dividends for the three months ended September 30, 2026 increased $6.7 million, or 83%, compared to the three months ended September 30, 2025.

●	The average balance of $1.3 billion increased $704.4 million, or 126%, compared to $556.9 million for the three months ended September 30, 2025.
●	The average yield decreased 111 basis points, to 4.63% for the three months ended September 30, 2026, compared to 5.74% for the three months ended September 30, 2025.

Interest income of $9.4 million on securities available for sale for the three months ended September 30, 2026 decreased $2.5 million, or 21%, compared to $11.9 million for the three months ended September 30, 2025.

●	The average balance of $811.3 million decreased $112.3 million, or 12%, compared to $923.6 million for the three months ended September 30, 2025.
●	The average yield decreased 51 basis points, to 4.59% for the three months ended September 30, 2026, compared to 5.10% for the three months ended September 30, 2025.

Interest income of $20.1 million on securities held to maturity for the three months ended September 30, 2026 decreased $2.4 million, or 11%, compared to the three months ended September 30, 2025.

●	The average balance of $1.5 billion for the three months ended September 30, 2026 increased $36.6 million, or 2%, compared to the three months ended September 30, 2025.
●	The average yield decreased 75 basis points to 5.14% for the three months ended September 30, 2026, compared to 5.89% for the three months ended September 30, 2025.

Interest income of $5.2 million on mortgage loans in process of securitization for the three months ended September 30, 2026 decreased $68,000, or 1%, compared to $5.3 million for the three months ended September 30, 2025.

●	The average balance of $385.0 million decreased $10.4 million, or 3%, compared to $395.4 million for the three months ended September 30, 2025.
●	The average yield increased 7 basis points, to 5.40% for the three months ended September 30, 2026, compared to 5.33% for the three months ended September 30, 2025.

Interest Expense. Total interest expense of $167.0 million for the three months ended September 30, 2026 decreased $6.7 million, or 4%, compared to $173.7 million for the three months ended September 30, 2025.

Interest expense on deposits of $129.6 million decreased $10.1 million, or 7%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

●	The decrease primarily reflected lower average balances on certificates of deposit at lower rates, which were partially offset by higher average balances on interest-bearing checking accounts at lower average rates.

Interest expense of $10.9 million on certificates of deposit accounts for the three months ended September 30, 2026 decreased $14.9 million, or 58%, compared to $25.8 million for the three months ended September 30, 2025.

●	The average balance of $1.1 billion for the three months ended September 30, 2026 decreased $1.1 billion or 50%, compared to $2.2 billion for the three months ended September 30, 2025.

Merchants Bancorp

●	The average interest rate decreased 72 basis points, to 3.85%, for the three months ended September 30, 2026, compared to 4.57% for three months ended September 30, 2025.

Interest expense of $35.5 million for money market/savings accounts decreased $3.0 million, or 8%, for the three months ended September 30, 2026, compared to $38.5 million for the three months ended September 30, 2025.

●	The average balance of $4.0 billion for the three months ended September 30, 2026 increased $160.0 million, or 4%, compared to $3.8 billion for the three months ended September 30, 2025.
●	The average rate was 3.55% for the three months ended September 30, 2026, which was a 47 basis point decrease compared to 4.02% for the three months ended September 30, 2025.

Interest expense of $83.2 million on interest-bearing checking accounts for the three months ended September 30, 2026 increased $7.8 million, or 10%, compared to $75.4 million for the three months ended September 30, 2025.

●	The average balance of $9.4 billion for the three months ended September 30, 2026 increased $1.9 billion, or 26%, compared to $7.5 billion for the three months ended September 30, 2025.
●	The average interest rate decreased 50 basis points to 3.52% for the three months ended September 30, 2026, compared to 4.02% for three months ended September 30, 2025.

Interest expense of $37.4 million on borrowings for the three months ended September 30, 2026 increased $3.4 million, or 10%, compared to $34.0 million for the three months ended September 30, 2025.

●	The average balance of $3.6 billion for the three months ended September 30, 2026 increased $1.2 billion, or 47% compared to the three months ended September 30, 2025.
●	The average interest rate decreased 137 basis points to 4.07% for the three months ended September 30, 2026, compared to 5.44% for the three months ended September 30, 2025.

Included in interest expense on borrowings, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 3.90% and 5.14%, to an effective rate of 4.07% and 5.44% for the three months ended September 30, 2026 and 2025, respectively.

Provision for Credit Losses. We recorded a provision for credit losses of $12.0 million for the three months ended September 30, 2026, a decrease of $17.2 million, or 59%, compared to $29.2 million for the three months ended September 30, 2025, reflecting improved asset quality, including lower charge-offs.

The $12.0 million provision for credit losses consisted of $10.0 million for the ACL-Loans, and $2.0 million for the ACL-OBCE’s, net of a $6,000 release for the ACL-Guarantees. The increase related to the ACL-Loans was primarily due to higher specific reserves and adjustments to qualitative factors related to rising interest rates.

The ACL-Loans was $82.1 million, or 0.67% of total loans, at September 30, 2026, compared to $83.3 million, or 0.75% of total loans, at December 31, 2025, and $93.3 million, or 0.88%, at September 30, 2025. The decrease compared to December 31, 2025 and September 30, 2025 was primarily related to charge-offs on loans with specific reserves, partially offset by adjustments to qualitative factors related to rising interest rates. Additional details are provided in the Asset Quality portion of the Comparison of Financial Condition at September 30, 2026 and December 31, 2025 and in Note 4: Loans and Allowance for Credit Losses on Loans.

Merchants Bancorp

Noninterest Income.

	Three Months Ended September 30,
	2026	2025	Change Amount	Change %

	(In thousands)
Noninterest income:
Gain on sale of loans	$19,045	$24,671	$(5,626)	(23)%
Loan servicing fees, net	34,225	7,986	26,239	329
Mortgage warehouse fees	1,698	1,736	(38)	(2)
Syndication and asset management fees	6,050	4,864	1,186	24
Other income	19,754	3,757	15,997	426
Total noninterest income	$80,772	$43,014	$37,758	88%

Noninterest income of $80.8 million for the three months ended September 30, 2026 increased $37.8 million, or 88%, compared to $43.0 million for the three months ended September 30, 2025. The increase was primarily due to an increase of $26.2 million, or 329%, in loan servicing fees, and an increase of $16.0 million, or 426%, in other noninterest income, partially offset by a $5.6 million, or 23%, decrease in gain on sale of loans.

Loan servicing fees of $34.2 million for the three months ended September 30, 2026 increased $26.2 million, or 329%, compared to $8.0 million for the three months ended September 30, 2025. Loan servicing fees included a $28.2 million positive fair value adjustment to servicing rights for the three months ended September 30, 2026, compared to a $2.1 million positive fair value adjustment to servicing rights for the three months ended September 30, 2025.

Other noninterest income of $19.8 million for the three months ended September 30, 2026 increased $16.0 million, or 426%, compared to $3.8 million for the three months ended September 30, 2025.

●	Other noninterest income included a $19.1 million positive fair value adjustment to the floor derivatives for the three months ended September 30, 2026 compared to a $770,000 negative fair value adjustment for the three months ended September 30, 2025. The floor derivatives are associated with arrangements whereby there is a guaranteed minimum interest rate the Company will receive on certain assets bearing variable interest rates. The change in value was driven largely by the change in market interest rates during the period.
●	Also included in other noninterest income were changes in fair value on certain securities available for sale that the Company elected to account for under the fair value option, with changes in fair value reflected in earnings. The Company also has put options associated with these securities that provide protection against any change in value. By design, the fair value adjustments of the securities and the put options should be substantially equal and offsetting. For the three months ended September 30, 2026 there was a $12.8 million negative fair value adjustment on the securities that were offset by a $12.8 million positive fair value adjustment on the put options, hence having no net gain or loss recognized in noninterest income. Also see Note 2: Investment Securities, Note 11: Derivative Financial Instruments, and Note 12: Disclosures about Fair Value of Assets and Liabilities.

Syndication and asset management fees of $6.1 million for the three months ended September 30, 2026 increased $1.2 million, or 24%, compared to $4.9 million for the three months ended September 30, 2025. The increase was attributable to the release of constrained revenue upon satisfaction of the performance obligation.

Gain on sale of loans of $19.0 million for the three months ended September 30, 2026 decreased $5.6 million, or 23%, compared to the three months ended September 30, 2025. The decrease was primarily due to higher 10-year interest rates, which has contributed to fewer transitions to permanent fixed-rate loans.

Merchants Bancorp

A summary of the gain on sale of loans for the three months ended September 30, 2026 and 2025 is below:

	Gain on Sale of Loans
	Three Months Ended September 30,
	2026	2025	Change Amount	Change %

	(In thousands)
Loan Type:
Multi-family	$18,583	$22,458	$(3,875)	(17)%
Single-family	(403)	775	(1,178)	(152)
SBA	865	1,438	(573)	(40)
Total	$19,045	$24,671	$(5,626)	(23)%

Noninterest Expense.

	Three Months Ended September 30,
	2026	2025	Change Amount	Change %

	(In thousands)
Noninterest expense:
Salaries and employee benefits	$44,999	$44,152	$847	2%
Loan expense	998	1,263	(265)	(21)
Occupancy and equipment	3,360	2,453	907	37
Professional fees	1,793	3,371	(1,578)	(47)
Deposit insurance expense	5,972	9,376	(3,404)	(36)
Technology expense	3,959	2,608	1,351	52
Credit risk transfer premium expense	7,106	4,194	2,912	69
Other expense	11,333	9,833	1,500	15
Total noninterest expense	$79,520	$77,250	$2,270	3%

Noninterest expense of $79.5 million for the three months ended September 30, 2026 increased $2.3 million, or 3%, compared to the three months ended September 30, 2025. The increase primarily reflected a $2.9 million increase in credit risk transfer premium expense and higher other noninterest and technology expenses, partially offset by decreases of $3.4 million in deposit insurance expense and $1.6 million in professional fees.

The efficiency ratio was at 35.35% for the three months ended September 30, 2026, compared with 45.16% for the three months ended September 30, 2025, reflecting the positive fair value adjustments in noninterest income.

Income Taxes. Income tax expense of $28.2 million for the three months ended September 30, 2026 increased $18.4 million, or 186%, compared to the three months ended September 30, 2025. The effective tax rate was 21.2% for the three months ended September 30, 2026 and 15.3% for the three months ended September 30, 2025. The increase in effective tax rate was primarily due to higher taxable income and fewer benefits from the utilization of originated and purchased tax credits.

Merchants Bancorp

Comparison of Operating Results for the Nine Months Ended September 30, 2026 and 2025

General. Net income of $251.2 million for the nine months ended September 30, 2026 increased $100.3 million, or 66%, compared to $150.9 million for the nine months ended September 30, 2025. The increase was primarily driven by a $55.9 million, or 48%, increase in noninterest income, and a $53.5 million, or 59%, decrease in the provision for credit losses, reflecting improved asset quality. Also benefiting income was a $30.4 million, or 8%, increase in net interest income. These were partially offset by a $27.3 million, or 70%, increase in the provision for income taxes and a $12.2 million, or 6%, increase in noninterest expense.

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

	Nine Months Ended September 30,
	2026			2025
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest-earning deposits, and other interest or dividends	$797,714	$30,591	5.13%	$535,944	$23,721	5.92%
Securities available for sale	833,469	28,881	4.63	946,481	36,333	5.13
Securities held to maturity	1,479,788	57,611	5.21	1,575,095	69,951	5.94
Mortgage loans in process of securitization	358,965	14,082	5.24	350,338	14,355	5.48
Loans and loans held for sale	15,722,234	744,604	6.33	14,413,936	749,022	6.95
Total interest-earning assets	19,192,170	875,769	6.10%	17,821,794	893,382	6.70%
Allowance for credit losses on loans	(80,301)			(94,374)
Noninterest-earning assets	1,204,213			819,521
Total assets	$20,316,082			$18,546,941

Liabilities/Shareholders' Equity:

Interest-bearing checking	$8,163,051	$211,344	3.46%	$6,253,519	$186,869	4.00%
Money market/savings deposits	4,003,223	105,660	3.53	3,618,140	108,213	4.00
Certificates of deposit	1,355,693	39,311	3.88	2,895,164	99,978	4.62
Total interest-bearing deposits	13,521,967	356,315	3.52	12,766,823	395,060	4.14
Borrowings	3,600,896	110,101	4.09	3,016,375	119,349	5.29
Total interest-bearing liabilities	17,122,863	466,416	3.64%	15,783,198	514,409	4.36%
Noninterest-bearing deposits	555,210			354,705
Noninterest-bearing liabilities	253,038			214,252
Total liabilities	17,931,111			16,352,155
Shareholders' equity	2,384,971			2,194,786
Total liabilities and shareholders' equity	$20,316,082			$18,546,941
Net interest income		$409,353			$378,973
Interest rate spread			2.46%			2.34%
Net interest-earning assets	$2,069,307			$2,038,596
Net interest margin			2.85%			2.84%
Average interest-earning assets to average interest-bearing liabilities			112.09%			112.92%

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

Merchants Bancorp

The following table summarizes the increases and decreases in interest income and interest expense resulting from changes in average balances (volume) and changes in average interest rates:

	Nine Months Ended September 30, 2026
	compared to September 30, 2025
	Increase (Decrease)
	Due to
	Volume	Rate	Total

	(In thousands)
Interest income
Interest-earning deposits, and other interest or dividends	$11,586	$(4,716)	$6,870
Securities available for sale	(4,338)	(3,114)	(7,452)
Securities held to maturity	(4,233)	(8,107)	(12,340)
Mortgage loans in process of securitization	353	(626)	(273)
Loans and loans held for sale	67,986	(72,404)	(4,418)
Total interest income	71,354	(88,967)	(17,613)
Interest expense
Deposits
Interest-bearing checking	57,061	(32,586)	24,475
Money market/savings deposits	11,517	(14,070)	(2,553)
Certificates of deposit	(53,162)	(7,505)	(60,667)
Total Deposits	15,416	(54,161)	(38,745)
Borrowings	23,128	(32,376)	(9,248)
Total interest expense	38,544	(86,537)	(47,993)
Net interest income	$32,810	$(2,430)	$30,380

Net Interest Income. Net interest income of $409.4 million for the nine months ended September 30, 2026 increased $30.4 million, or 8%, compared to $379.0 million for the nine months ended September 30, 2025. The increase reflected a $48.0 million, or 9%, decrease in interest expense that was partially offset by a $17.6 million, or 2%, decrease in interest income.

●	Our net interest margin increased a basis point, to 2.85% for the nine months ended September 30, 2026 compared to 2.84% for the nine months ended September 30, 2025.
●	The interest rate spread of 2.46% for the nine months ended September 30, 2026 increased 12 basis points compared to 2.34% for the nine months ended September 30, 2025.

Interest Income. Interest income of $875.8 million for the nine months ended September 30, 2026 decreased $17.6 million, or 2%, compared to $893.4 million for the nine months ended September 30, 2025. This decrease was primarily attributable to lower average yields on lower average balances on securities, both held to maturity and available for sale, and lower average yields on higher average balances on loans and loans held for sale. These were partially offset by higher average balances at lower average yields on interest-earning deposits, and other interest or dividends.

Interest income of $57.6 million on securities held to maturity for the nine months ended September 30, 2026 decreased $12.3 million, or 18%, compared to the nine months ended September 30, 2025.

●	The average balance for the nine months ended September 30, 2026 decreased $95.3 million, or 6%, to $1.5 billion compared to $1.6 billion for the nine months ended September 30, 2025.
●	The average yield decreased 73 basis points, to 5.21%, for the nine months ended September 30, 2026, compared to 5.94% for the nine months ended September 30, 2025.

Merchants Bancorp

Interest income of $28.9 million on securities available for sale for the nine months ended September 30, 2026 decreased $7.5 million, or 21%, compared to the nine months ended September 30, 2025.

●	The average balance decreased $113.0 million, or 12%, to $833.5 million compared to $946.5 million for the nine months ended September 30, 2025.
●	The average yield decreased 50 basis points, to 4.63% for the nine months ended September 30, 2026, compared to 5.13% for the nine months ended September 30, 2025.

Interest income of $744.6 million on loans and loans held for sale for the nine months ended September 30, 2026 decreased $4.4 million, or 1%, compared to $749.0 million for the nine months ended September 30, 2025.

●	The average balance during the nine months ended September 30, 2026 increased $1.3 billion, or 9%, to $15.7 billion compared to $14.4 billion for the nine months ended September 30, 2025.
●	The average yield decreased 62 basis points, to 6.33% for the nine months ended September 30, 2026, compared to 6.95% for the nine months ended September 30, 2025.

Interest income of $30.6 million on interest-earning deposits, and other interest or dividends for the nine months ended September 30, 2026 increased $6.9 million, or 29%, compared to $23.7 million for the nine months ended September 30, 2025.

●	The average balance increased $261.8 million, or 49%, to $797.7 million compared to $535.9 million for the nine months ended September 30, 2025.
●	The average yield decreased 79 basis points, to 5.13% for the nine months ended September 30, 2026, compared to 5.92% for the nine months ended September 30, 2025.

Interest Expense. Total interest expense of $466.4 million for the nine months ended September 30, 2026 decreased $48.0 million, or 9%, compared to the nine months ended September 30, 2025, primarily due to lower average balances on certificates of deposits and lower average rates on deposits and borrowings, partially offset by higher average balances on interest-bearing checking accounts.

Interest expense on deposits of $356.3 million decreased $38.7 million, or 10%, for the nine months ended September 30, 2026, compared to $395.1 million for the nine months ended September 30, 2025. The decrease reflected lower average balances at lower average rates on certificates of deposit, which were partially offset by higher average balances at lower average rates on interest-bearing checking accounts.

Interest expense of $39.3 million on certificates of deposit accounts for the nine months ended September 30, 2026 decreased $60.7 million, or 61%, compared to $100.0 million for the nine months ended September 30, 2025.

●	The average balance of $1.4 billion for the nine months ended September 30, 2026 decreased $1.5 billion, or 53%, compared to $2.9 billion for the nine months ended September 30, 2025. The decrease in certificates of deposit is primarily due to the decrease in use of brokered deposits.
●	The average rate was 3.88% for the nine months ended September 30, 2026, which was a 74 basis point decrease compared to 4.62% for the nine months ended September 30, 2025.

Interest expense of $211.3 million on interest-bearing checking accounts for the nine months ended September 30, 2026 increased $24.5 million, or 13%, compared to the nine months ended September 30, 2025.

●	The average balance of $8.2 billion for the nine months ended September 30, 2026 increased $1.9 billion, or 31%, compared to $6.3 billion for the nine months ended September 30, 2025.
●	The average rate was 3.46% for the nine months ended September 30, 2026, which was a 54 basis point decrease compared to 4.00% for the nine months ended September 30, 2025.

Merchants Bancorp

Interest expense on borrowings of $110.1 million for the nine months ended September 30, 2026 decreased $9.2 million, or 8%, compared to $119.3 million for the nine months ended September 30, 2025.

●	The average balance of $3.6 billion for the nine months ended September 30, 2026 increased $584.5 million, or 19%, compared to $3.0 billion for the nine months ended September 30, 2025.
●	The average rate was 4.09% for the nine months ended September 30, 2026, which was a 120 basis point reduction compared to 5.29% for the nine months ended September 30, 2025.

Included in interest expense on borrowings, our warehouse structured financing agreements provide for an additional interest payment for a portion of the earnings generated. As a result, the cost of borrowings increased from a base rate of 3.89% and 5.04%, to an effective rate of 4.09% and 5.29% for the nine months ended September 30, 2026 and 2025, respectively.

Provision for Credit Losses. We recorded a provision for credit losses of $36.5 million for the nine months ended September 30, 2026, a decrease of $53.5 million, or 59%, compared to $90.0 million for the nine months ended September 30, 2025. The decrease reflected improved asset quality, including lower charge-offs and lower specific reserves.

The $36.5 million provision for credit losses consisted of $36.6 million for the ACL-Loans, net of a $109,000 release for the ACL-OBCE’s and net of a $19,000 release for the ACL-Guarantees, related to a loan securitization.

The ACL-Loans was $82.1 million, or 0.67% of total loans, at September 30, 2026, compared to $83.3 million, or 0.75% of total loans, at December 31, 2025, and $93.3 million, or 0.88%, at September 30, 2025. The decreases compared to both December 31, 2025 and September 30, 2025 was primarily related to charge-offs on loans with specific reserves. Additional details are provided in the Asset Quality portion of the Comparison of Financial Condition at September 30, 2026 and December 31, 2025 and in Note 4: Loans and Allowance for Credit Losses on Loans.

Noninterest Income.

	Nine Months Ended September 30,
	2026	2025	Change Amount	Change %

	(In thousands)
Noninterest income:
Gain on sale of loans	$45,711	$59,632	$(13,921)	(23)%
Loan servicing fees, net	61,316	18,134	43,182	238
Mortgage warehouse fees	5,175	5,288	(113)	(2)
Syndication and asset management fees	16,100	17,960	(1,860)	(10)
Other income	44,749	16,173	28,576	177
Total noninterest income	$173,051	$117,187	$55,864	48%

Noninterest income of $173.1 million for the nine months ended September 30, 2026 increased $55.9 million, or 48%, compared to $117.2 million for the nine months ended September 30, 2025. The increase reflected a $43.2 million, or 238%, increase in loan servicing fees and a $28.6 million, or 177%, increase in other noninterest income. These were partially offset by an $13.9 million, or 23% decrease in gain on sale of loans and a $1.9 million, or 10% decrease in syndication and asset management fees compared to the nine months ended September 30, 2025.

Loan servicing fees of $61.3 million for the nine months ended September 30, 2026 increased $43.2 million, or 238%, compared to $18.1 million for the nine months ended September 30, 2025. Loan servicing fees included a $43.1 million positive fair value adjustment to servicing rights for the nine months ended September 30, 2026, compared to a $1.6 million positive fair value adjustment to servicing rights for the nine months ended September 30, 2025.

Merchants Bancorp

Other noninterest income of $44.7 million for the nine months ended September 30, 2026 increased $28.6 million, or 177%, compared to the nine months ended September 30, 2025. The results reflected gains on fair value adjustments of derivatives, discussed in more detail below, as well as higher operating income and gain on sale of other real estate owned.

●	Other noninterest income included a $23.7 million positive fair value adjustment to the floor derivatives for the nine months ended September 30, 2026 compared to a $1.3 million positive fair value adjustment for the nine months ended September 30, 2025. The floor derivatives are associated with arrangements whereby there is a guaranteed minimum interest rate the Company will receive on certain assets bearing variable interest rates. The change in value was driven largely by the change in market interest rates during the period.
●	Also included in other noninterest income were changes in fair value on certain securities available for sale that the Company elected to account for under the fair value option, with changes in fair value reflected in earnings. The Company also has put options associated with these securities that provide protection against any change in value. By design, the fair value adjustments of the securities and the put options should be substantially equal and offsetting. For the nine months ended September 30, 2026 there was a $23.5 million negative fair value adjustment on the securities that were offset by a $23.5 million positive fair value adjustment on the put options, hence having no net gain or loss recognized in other noninterest income. Also see Note 2: Investment Securities, Note 11: Derivative Financial Instruments, and Note 12: Disclosures about Fair Value of Assets and Liabilities.

Gain on sale of loans of $45.7 million for the nine months ended September 30, 2026 decreased $13.9 million, or 23%, compared to $59.6 million for the nine months ended September 30, 2025. The decrease in gain on sale of loans was primarily due to higher 10-year interest rates, which have contributed to fewer transitions to permanent fixed-rate loans.

A summary of the gain on sale of loans for the nine months ended September 30, 2026 and 2025 is below:

	Gain on Sale of Loans
	Nine Months Ended September 30,
	2026	2025	Change Amount	Change %

	(In thousands)
Loan Type:
Multi-family	$41,760	$52,398	$(10,638)	(20)%
Single-family	474	3,409	(2,935)	(86)
SBA	3,477	3,825	(348)	(9)
Total	$45,711	$59,632	$(13,921)	(23)%

Syndication and asset management fees of $16.1 million for the nine months ended September 30, 2026 decreased $1.9 million, or 10%, compared to $18.0 million for the nine months ended September 30, 2025. The decrease was attributable to less equity raised by our LIHTC syndication platform during the nine months ended September 30, 2026 than the prior year.

Merchants Bancorp

Noninterest Expense.

	Nine Months Ended September 30,
	2026	2025	Change Amount	Change %

	(In thousands)
Noninterest expense:
Salaries and employee benefits	$122,909	$124,137	$(1,228)	(1)%
Loan expense	3,360	3,203	157	5
Occupancy and equipment	9,903	7,298	2,605	36
Professional fees	7,888	9,424	(1,536)	(16)
Deposit insurance expense	20,273	23,756	(3,483)	(15)
Technology expense	9,531	7,428	2,103	28
Credit risk transfer premium expense	18,970	12,823	6,147	48
Other expense	35,576	28,182	7,394	26
Total noninterest expense	$228,410	$216,251	$12,159	6%

Noninterest expense of $228.4 million for the nine months ended September 30, 2026 increased $12.2 million, or 6%, compared to the nine months ended September 30, 2025. The increase was due primarily to a $7.4 million increase in other noninterest expense, mainly related to higher other real estate owned expenses, and a $6.2 million increase in credit risk transfer premium expenses. The increase also reflects a rise in occupancy and equipment and technology expenses. These were partially offset by a $3.5 million decrease in deposit insurance expense associated with improved asset quality and a $1.2 million decrease in salaries and employee benefits from lower commissions and bonuses.

The efficiency ratio was at 39.22% for the nine months ended September 30, 2026, compared with 43.58% for the nine months ended September 30, 2025, reflecting the positive fair value adjustments in noninterest income.

Income Taxes. Income tax expense of $66.3 million for the nine months ended September 30, 2026 increased $27.3 million, or 70%, compared to $39.0 million for the nine months ended September 30, 2025. The effective tax rate was 20.9% and 20.5% for the nine months ended September 30, 2026 and 2025, respectively. The increase in effective tax rate was primarily due to higher taxable income and fewer benefits from the utilization of originated and purchased tax credits.

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

We are also one of the largest Ginnie Mae servicers in the country based on aggregate unpaid principal balance. As of September 30, 2026 the Company’s servicing portfolio included unpaid principal balance of loans serviced for

Merchants Bancorp

others of $21.4 billion, loans sub-serviced for others of $4.6 billion and other servicing balances of $0.7 billion. The servicing portfolio is primarily Ginnie Mae, Fannie Mae, and Freddie Mac loans and is a significant source of our noninterest income and deposits.

Our Mortgage Warehousing segment funds agency eligible loans for non-depository financial institutions from the date of origination or purchase until the date of sale to an investor, which typically takes less than 30 days and is a significant source of our net interest income, loans, and deposits. Mortgage Warehousing has grown to fund $45.6 billion in 2024, $66.3 billion in 2025, and $63.9 billion for the nine months ended September 30, 2026. Mortgage Warehousing also provides commercial loans and collects deposits related to the mortgage escrow accounts of its customers.

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

Merchants Bancorp

For the three months ended September 30, 2026 and 2025, we had total net income of $105.2 million and $54.7 million, respectively. For the nine months ended September 30, 2026 and 2025, we had total net income of $251.2 million and $150.9 million, respectively. Net income for our three segments for the respective periods was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands)
Multi-family Mortgage Banking	$30,817	$12,076	$52,167	$24,758
Mortgage Warehousing	44,550	23,564	103,797	61,948
Banking	43,774	29,551	129,091	91,232
Other	(13,960)	(10,490)	(33,839)	(27,017)

Total	$105,181	$54,701	$251,216	$150,921

Multi-family Mortgage Banking.

Comparison of results for the three months ended September 30, 2026 and 2025:

The Multi-family Mortgage Banking segment reported net income of $30.8 million for the three months ended September 30, 2026, an increase of $18.7 million, or 155%, compared to net income of $12.1 million for the three months ended September 30, 2025. The results primarily reflect an increase in loan servicing fees from higher fair value adjustments of servicing rights.

Loan servicing fees included a $23.2 million positive fair value adjustment to servicing rights for the three months ended September 30, 2026 compared to a $2.5 million positive fair value adjustment for the three months ended September 30, 2025.

The total volume of loans originated and acquired through our Multi-family business was $1.8 billion, a decrease of $233.2 million, or 12%, compared to $2.0 billion for the three months ended September 30, 2025. It included construction loans, coupled with agreements for future permanent loan refinancing, as well as bridge loans housed in our Banking segment, while borrowers await conversion to permanent financing. It also includes loans originated and acquired for sale in the secondary market.

Comparison of results for the nine months ended September 30, 2026 and 2025:

The Multi-family Mortgage Banking segment reported net income of $52.2 million for the nine months ended September 30, 2026, an increase of $27.4 million, or 111%, compared to net income of $24.8 million for the nine months ended September 30, 2025. The results primarily reflect an increase in loan servicing fees from higher fair value adjustments of servicing rights and a decrease in noninterest expenses due to lower salaries and benefit expenses for commissions and bonuses. These were partially offset by an increase in provision in income tax.

Loan servicing fees included $35.1 million positive fair value adjustment to servicing rights for the nine months ended September 30, 2026, compared to $3.7 million positive fair value adjustment of for the nine months ended September 30, 2025.

The total volume of loans originated and acquired through our Multi-family business was $4.5 billion, an increase of $111.8 million, or 3%, compared to $4.4 billion for the nine months ended September 30, 2025. It included construction loans coupled with agreements for future permanent loan refinancing, as well as bridge loans housed in our Banking segment, while borrowers await conversion to permanent financing. It also includes loans originated and acquired for sale in the secondary market.

Merchants Bancorp

Mortgage Warehousing.

Comparison of results for the three months ended September 30, 2026 and 2025:

The Mortgage Warehousing segment reported net income of $44.6 million for the three months ended September 30, 2026, an increase of $21.0 million, or 89%, compared to $23.6 million for the three months ended September 30, 2025. The increase in net income reflected increased noninterest income from a higher fair value adjustment to derivatives and an increase in net interest income reflecting the growth in average balances of revolving lines of credit collateralized by mortgage servicing rights that are included in the commercial and commercial real estate portfolio, and the warehouse loan portfolio in both loans receivable and loans held for sale.

Noninterest income included a $19.1 million positive fair value adjustment to derivatives for the three months ended September 30, 2026, compared to a $770,000 negative fair value adjustment to derivatives for the three months ended September 30, 2025.

The volume of loans funded during the three months ended September 30, 2026 amounted to $21.4 billion, an increase of $4.0 billion, or 23%, compared to $17.4 billion for the three months ended September 30, 2025. This compared to the 4% industry-wide decrease in single-family residential loan volumes for the three months ended September 30, 2026 compared to the same period in 2025, according to an estimate of industry volume by the Mortgage Bankers Association.

Comparison of results for the nine months ended September 30, 2026 and 2025:

The Mortgage Warehousing segment reported net income of $103.8 million for the nine months ended September 30, 2026, an increase of $41.8 million, or 68%, compared to the nine months ended September 30, 2025. The increase in net income reflected increased noninterest income from a higher fair value adjustment to derivatives and an increase in net interest income reflecting the growth in average balances of revolving lines of credit collateralized by mortgage servicing rights that are included in the commercial and commercial real estate portfolio, and the warehouse loan portfolio in both loans receivable and loans held for sale.

Noninterest income included a $23.7 million positive fair value adjustment to derivatives for the nine months ended September 30, 2026, compared to a $1.3 million positive fair value adjustment to derivatives for the nine months ended September 30, 2025.

The volume of loans funded during the nine months ended September 30, 2026 amounted to $63.9 billion, an increase of $18.3 billion, or 40%, compared to $45.6 billion for the nine months ended September 30, 2025. This compared to the 16% industry-wide increase in single-family residential loan volumes for the nine months ended September 30, 2026 compared to the same period in 2025, according to an estimate of industry volume by the Mortgage Bankers Association.

Banking.

Comparison of results for the three months ended September 30, 2026 and 2025:

The Banking segment reported net income of $43.8 million for the three months ended September 30, 2026, an increase of $14.2 million, or 48%, compared to $29.6 million for the three months ended September 30, 2025. The increase in net income was primarily due to the decrease in provision for credit losses.

Noninterest income included a $5.0 million positive fair value adjustment to servicing rights for the three months ended September 30, 2026, compared to a $394,000 negative fair value adjustment for the three months ended September 30, 2025.

Merchants Bancorp

Comparison of results for the nine months ended September 30, 2026 and 2025:

The Banking segment reported net income of $129.1 million for the nine months ended September 30, 2026, an increase of $37.9 million, or 41%, compared to $91.2 million for the nine months ended September 30, 2025. The increase in net income was primarily due to the decrease in provision for credit losses, partially offset by a decrease in gain on sale of loans.

Noninterest income included a $8.0 million positive fair value adjustment to servicing rights for the nine months ended September 30, 2026, compared to a $2.1 million negative fair value adjustment for the nine months ended September 30, 2025.

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

At September 30, 2026, based on pledged collateral, we had $6.3 billion in available unused borrowing capacity with the FHLB and the Federal Reserve discount window. This compared to $5.3 billion at December 31, 2025. This liquidity enhances the ability to effectively manage interest expense and asset levels in the future.

The Company’s most liquid assets are in cash, short-term investments, including interest-earning demand deposits, mortgage loans in process of securitization, loans held for sale, and warehouse lines of credit included in loans receivable. Taken together with its unused borrowing capacity of $6.3 billion described above, these totaled $13.0 billion, or 62%, of its $20.9 billion total assets at September 30, 2026. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

The Company’s investment portfolio has minimal levels of unrealized losses and management does not anticipate a need to sell securities for liquidity purposes at a loss. As of September 30, 2026, AOCL of $2.5 million, related to securities available for sale, increased $2.5 million, compared to AOCL as of December 31, 2025. The $2.5 million of AOCL as of September 30, 2026 represented 0.10% of total equity and 0.32% of total securities available for sale, reflecting our interest rate risk policy of maintaining short duration on assets and liabilities.

The most common recurring variability within our cash flows comes from loan growth and sale activity. As discussed in detail throughout this section and Capital Resources, the Company has numerous funding sources to cover volatility in cash flows for operating and financing needs through our cash, investments, borrowing capacity, deposit base, and capital resources. Additionally, while warehouse lines of credit represent a meaningful component of total assets, the underlying loans are generally short-term in nature and support significant funding volumes. During the nine months ended September 30, 2026, warehouse funding volumes totaled $63.9 billion, exceeding the Company’s total assets of $20.9 billion. Accordingly, period-end balances represent a snapshot of assets that are continually funded and repaid in the normal course of business.

Merchants Bancorp

The following table and summary provide cash flow information for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026	2025	Change

	(In thousands)
Cash flows from:
Operating activities	$234,413	$56,651	$177,762
Investing activities	(1,213,015)	(208,356)	(1,004,659)
Financing activities	1,086,244	273,131	813,113

●	Cash flows from operating activities increased $177.8 million primarily driven by higher cash inflows of $12.9 billion from proceeds from sold loans and principal collected, and an increase in cash inflows from mortgage loans in process of securitization, partially offset by an increase in cash outflows of $13.0 billion in loans originated and purchased for sale. These changes primarily reflected increased production and sales volumes during the nine months ended September 30, 2026, compared to the prior year.
●	Cash flows from investing activities decreased $1.0 billion primarily driven by a fluctuation in cash outflows of $677.6 million in net change in loans receivable due to loan growth.
●	Cash flows from financing activities increased $813.1 million primarily driven by increased cash inflows due to higher FHLB borrowings and increased cash inflows due to deposit growth.

Certificates of deposit that are scheduled to mature in less than one year from September 30, 2026 totaled $810.7 million, or 97%, of total certificates of deposit. Of the $837.2 million in total certificates of deposit, including those that will mature in more than one year, there were $464.4 million classified as core deposits. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may decide to utilize FHLB advances, the Federal Reserve discount window, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

At September 30, 2026, we had $4.2 billion in outstanding commitments to extend credit that are subject to credit risk and an additional $1.4 billion in outstanding commitments subject to certain performance criteria and cancellation by the Company. These commitments include funding commitments for approved loans, unfunded construction draws, standby letters of credit and certain unfunded warehouse repurchase agreements. The Company does not expect that all such commitments will be funded and believes it has sufficient liquidity to meet current loan origination commitments should funding occur. Additionally, the Company’s business model is designed to continuously sell a significant portion of its loans, which provides flexibility in managing its liquidity.

Capital Resources.

The access to and cost of funding new business initiatives, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs and the level and nature of regulatory oversight depend, in part, on our capital position. The Company filed a shelf registration statement on Form S-3 with the SEC on May 23,

Merchants Bancorp

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

Dividends declared to preferred shareholders for the nine months ended September 30, 2026, totaled $30.8 million. For more information, see Note 14: Preferred Stock.

Common Shares/Dividends. As of September 30, 2026, the Company had 45,940,371 common shares issued and outstanding. The Board declared a quarterly dividend of $0.11 per share for the first three quarters of 2026.

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

The following table summarizes our share repurchase authorization and repurchase activity of our common stock during the nine months ended September 30, 2026. There was no share repurchase activity during the three months ended September 30, 2026.

Nine Months Ended
September 30, 2026
Remaining authorization at January 31, 2026	$100,000,000
Dollar value of shares repurchased	$3,001,622
Shares repurchased	73,164
Average price paid per share	$41.03
Remaining authorization at September 30, 2026	$96,998,378

Merchants Bancorp

The timing and actual number of additional shares repurchased will depend on a variety of factors, including cash requirements to meet the operating needs of the business, legal requirements, as well as the share price and economic and market conditions.

Capital Adequacy.

The following tables present the Company’s capital ratios at September 30, 2026 and December 31, 2025:

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
September 30, 2026
Total capital(1) (to risk-weighted assets)
Company	$2,558,194	13.3%	$2,023,500	10.5%	$—	N/A	%
Merchants Bank	2,474,987	12.9%	2,017,407	10.5%	1,921,340	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	2,465,908	12.8%	1,638,072	8.5%	—	N/A	%
Merchants Bank	2,382,702	12.4%	1,633,139	8.5%	1,537,072	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,914,618	9.9%	1,349,000	7.0%	—	N/A	%
Merchants Bank	2,382,702	12.4%	1,344,938	7.0%	1,248,871	6.5%
Tier I capital(1) (to average assets)
Company	2,465,908	11.5%	1,068,488	5.0%	—	N/A	%
Merchants Bank	2,382,702	11.2%	1,065,537	5.0%	1,065,537	5.0%
(1)	As defined by regulatory agencies.

			Minimum
			Amount to be Well		Minimum Amount
			Capitalized with		To Be Well
	Actual		Basel III Buffer(1)		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2025
Total capital(1) (to risk-weighted assets)
Company	$2,365,600	13.6%	$1,822,759	10.5%	$—	N/A	%
Merchants Bank	2,320,227	13.4%	1,821,535	10.5%	1,734,795	10.0%
Tier I capital(1) (to risk-weighted assets)
Company	2,272,014	13.1%	1,475,567	8.5%	—	N/A	%
Merchants Bank	2,226,641	12.8%	1,474,576	8.5%	1,387,836	8.0%
Common Equity Tier I capital(1) (to risk-weighted assets)
Company	1,720,724	9.9%	1,215,172	7.0%	—	N/A	%
Merchants Bank	2,226,641	12.8%	1,214,357	7.0%	1,127,617	6.5%
Tier I capital(1) (to average assets)
Company	2,272,014	11.5%	990,358	5.0%	—	N/A	%
Merchants Bank	2,226,641	11.3%	987,284	5.0%	987,284	5.0%
(1)	As defined by regulatory agencies.

Merchants Bancorp

Quantitative measures established by regulation to ensure capital adequacy require the Company and Merchants Bank to maintain minimum amounts and ratios (set forth in the table above). Management believes, as of September 30, 2026 and December 31, 2025, that the Company and Merchants Bank met all capital adequacy requirements to which they were subject. For additional information regarding dividend restrictions, see the Company’s 2025 Annual Report on Form 10–K.

As of September 30, 2026 and December 31, 2025, the most recent notifications from the Federal Reserve categorized the Company as well capitalized and most recent notifications from the FDIC categorized Merchants Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s or Merchants Bank’s category.

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

Quantitative and Qualitative Disclosures About Market Risk

Market Risk. Market risk represents the risk of loss due to changes in fair values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. We have identified two primary sources of market risk: interest rate risk and price risk related to market demand.

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

We use two approaches to model interest rate risk: Net Interest Income at Risk (NII at Risk) and Economic Value of Equity (“EVE”). Under NII at Risk, net interest income is modeled for a twelve-month period utilizing various assumptions for assets, liabilities, and derivatives and excludes non-interest income. EVE measures the period end fair value of assets minus the fair value of liabilities and the change in this value as rates change. EVE is a period end measurement.

We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results reflect the analysis used quarterly by management. It models gradual -200, -100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period.

The following table presents NII at Risk for Merchants Bank as of September 30, 2026 and December 31, 2025.

	Net Interest Income Sensitivity
	Twelve Months Forward
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
September 30, 2026:
Dollar change	$(87,280)	$(45,038)	$49,018	$98,062
Percent change	(15.2)%	(7.8)%	8.5%	17.1%

December 31, 2025:
Dollar change	$(86,677)	$(45,885)	$39,011	$78,102
Percent change	(14.7)%	(7.8)%	6.6%	13.2%

Our interest rate risk management policy objective is to limit the change in our net interest income to 20% for a +/- 100 basis point move in interest rates, and 30% for a +/- 200 basis point move in rates. At September 30, 2026 we estimated that we were within policy limits set by our Board for the -200, -100, +100, and +200 basis point scenarios.

Merchants Bancorp

The EVE results for Merchants Bank included in the following table reflect the analysis used quarterly by management. It models immediate -200, -100, +100 and +200 basis point parallel shifts in market interest rates.

	Economic Value of Equity
	Sensitivity (Shock)
	Immediate Change in Rates
	- 200	- 100	+ 100	+ 200

	(Dollars in thousands)
September 30, 2026:
Dollar change	$76,078	$43,276	$197	$(861)
Percent change	3.1%	1.7%	0.0%	(0.0)%

December 31, 2025:
Dollar change	$62,263	$37,217	$(4,649)	$(8,900)
Percent change	2.8%	1.7%	(0.2)%	(0.4)%

Our interest rate risk management policy objective is to limit the change in our EVE to 15% for a +/- 100 basis point move in interest rates, and 20% for a +/- 200 basis point move in rates. We are within policy limits set by our Board for the -200, -100, +100 and +200 basis point scenarios. The EVE reported at September 30, 2026 projects that as interest rates increase (decrease) immediately, the economic value of equity position will be expected to decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

	September 30,
	2026	2025

	(In thousands, except share data)
Total equity	$2,483,297	$2,225,434
Less: goodwill and intangibles	(19,179)	(8,056)
Less: preferred stock	(551,291)	(551,291)
Tangible common shareholders' equity	$1,912,827	$1,666,087

Assets	$20,883,499	$19,354,647
Less: goodwill and intangibles	(19,179)	(8,056)
Tangible assets	$20,864,320	$19,346,591

Ending common shares	45,940,371	45,889,238

Tangible book value per common share	$41.64	$36.31

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective.

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

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2026, the Company repurchased zero shares of common stock. The following table presents our repurchase activity on a cash basis.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet to be purchased under the plans or programs (1)

July 1 - July 31, 2026	—	$—	—	$96,998,378
August 1 - August 31, 2026	—	$—	—	$96,998,378
September 1 - September 30, 2026	—	$—	—	$96,998,378
Total	—	$—	—

(1)	On January 28, 2026, the Company announced a stock repurchase program, up to $100,000,000 of common stock, expiring December 31, 2027. On February 26, 2026, the Company entered into a Rule 10b5-1 plan (the “10b5-1 Plan”) with a broker for the repurchase of shares of its common stock commencing on March 3, 2026. The details of this repurchase plan were provided in a press release issued by the Company on January 28, 2026.

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

Merchants Bancorp

Date:	November 6, 2026	By:	/s/ Michael F. Petrie
Michael F. Petrie
Chairman & Chief Executive Officer

Date:	November 6, 2026	By:	/s/ Sean A. Sievers
Sean A. Sievers Chief Financial Officer
(Principal Financial Officer)